Form 10-K
period 2013-12-31
Virginia National Bankshares Corp
filed 2014-03-27
CIK 1572334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013	Commission File Number: 000-55117

VIRGINIA NATIONAL BANKSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	46-2331578
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

404 People Place, Charlottesville, Virginia	22911
(Address of principal executive offices)	(Zip Code)

(434) 817-8621
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $2.50 par value	OTC Markets Group’s OTCQB Marketplace
(Title of class)	(Name of exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes   _     No   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes   _     No   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   X     No   _

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes   X     No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes   _     No   X

On June 30, 2013, the aggregate market value of the common equity held by non-affiliates of the registrant was $36,952,024.

The registrant has one class of common stock, of which 2,690,320 shares were outstanding as of close of business March 14, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are hereby incorporated into Part I and Part III of this Form 10-K by reference: the Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2014.

	INDEX
		Page
	Part I
Item 1	Business	3

Item 1A	Risk Factors	14

Item 1B	Unresolved Staff Comments	14

Item 2	Properties	14

Item 3	Legal Proceedings	15

Item 4	Mine Safety Disclosures	15

	Part II
Item 5	Market for Registrant’s Common Equity, Related Stockholder	16
	Matters and Issuer Purchases of Equity Securities

Item 6	Selected Financial Data	16

Item 7	Management’s Discussion and Analysis of Consolidated	16
	Financial Condition and Results of Operations

Item 7A	Quantitative and Qualitative Disclosures About Market Risk	38

Item 8	Consolidated Financial Statements and Supplementary Data	39

Item 9	Changes In and Disagreements with Accountants	82
	on Accounting and Financial Disclosure

Item 9A	Controls and Procedures	82

Item 9B	Other Information	83

	Part III
Item 10	Directors, Executive Officers and Corporate Governance	83

Item 11	Executive Compensation	83

Item 12	Security Ownership of Certain Beneficial Owners and	83
	Management and Related Stockholder Matters

Item 13	Certain Relationships and Related Transactions, and Director	83
	Independence

Item 14	Principal Accounting Fees and Services	84

	Part IV
Item 15	Exhibits and Financial Statement Schedules	84

Signatures		85

FORWARD-LOOKING STATEMENTS AND FACTORS THAT COULD AFFECT FUTURE RESULTS

Certain statements contained or incorporated by reference in this annual report on Form 10-K, including but not limited to, statements concerning future results of operations or financial position, borrowing capacity and future liquidity, future investment results, future credit exposure, future loan losses and plans and objectives for future operations, change in laws and regulations applicable to the Company and the Bank, adequacy of funding sources, actuarial expected benefit payment, valuation of foreclosed assets, regulatory requirements, economic environment and other statements contained herein regarding matters that are not historical facts, are “forward-looking statements” as defined in the Securities Exchange Act of 1934. These statements are not historical facts but instead are subject to numerous assumptions, risks and uncertainties, and represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Any forward-looking statements the Company may make speak only as of the date on which such statements are made. Our actual results and financial position may differ materially from the anticipated results and financial condition indicated in or implied by these forward-looking statements, and the Company makes no commitment to update or revise forward-looking statements in order to reflect new information or subsequent events or changes in expectations.

Factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following: inflation, interest rates, market and monetary fluctuations; geopolitical developments including acts of war and terrorism and their impact on economic conditions; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; changes, particularly declines, in general economic conditions and in the local economies in which the Company operates; the financial condition of the Company’s borrowers; competitive pressures on loan and deposit pricing and demand; changes in technology and their impact on the marketing of new products and services and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); changes in accounting principles, policies and guidelines; other risks and uncertainties described from time to time in press releases and other public filings; and the Company’s performance in managing the risks involved in any of the foregoing. The foregoing list of important factors is not exclusive, and the Company will not update any forward-looking statement, whether written or oral, that may be made from time to time.

Part I

Item 1. BUSINESS.

General

Virginia National Bankshares Corporation (the “Company”) was incorporated under the laws of the Commonwealth of Virginia on February 21, 2013 at the direction of the Board of Directors of Virginia National Bank (the “Bank”) for the purpose of acquiring all of the outstanding shares of the Bank and becoming the holding company of the Bank. On June 19, 2013, the shareholders of the Bank approved the Reorganization Agreement and Plan of Share Exchange, dated March 6, 2013, whereby the Bank would reorganize into a holding company structure (the “Reorganization”).

On December 16, 2013, when the Reorganization became effective, the Bank became a wholly-owned subsidiary of the Company, and each share of the Bank’s common stock was exchanged for one share of the Company’s common stock. The Company is regulated under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Company is also under the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to the disclosure and regulatory requirements of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as administered by the SEC. Virginia National Bankshares Corporation is headquartered at 404 People Place, Charlottesville, Virginia.

Virginia National Bank, the principal operating subsidiary of the Company, was organized in 1998 under federal law as a national banking association to engage in a general commercial and retail banking business. The Bank received its charter from the Office of the Comptroller of the Currency (the “OCC”) and commenced operations on July 29, 1998. The Bank is headquartered in Charlottesville, Virginia. The Bank’s deposits are insured up to the maximum amount provided by the Federal Deposit Insurance Act by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to the supervision, examination and regulation of the OCC.

The Bank serves the Virginia communities in and around the City of Charlottesville, Albemarle County, Orange County and the City of Winchester. The Bank offers a full range of banking and related financial services, including checking accounts, NOW accounts, money market deposit accounts, certificates of deposit, individual retirement accounts and other depository services. The Bank actively solicits such accounts from individuals, businesses, associations and other organizations within its trade area. The Bank also offers short-to-long term commercial, real estate and consumer loans. The Bank is committed to being a reliable and consistent source of credit, with loans that are priced based upon an overall banking relationship, easy access to the Bank’s local decision makers who possess strong local market knowledge, local delivery, fast response, and continuity in the banking relationship. Other services offered by the Bank include automated teller machines (“ATMs”), Internet banking, safe deposit boxes, merchant card services, cash management services and direct deposit of payroll and federal recurring payments. In addition, the Bank is affiliated with Visa® which is accepted worldwide and offers debit cards to consumer and business customers.

Since July 29, 1998, the Bank has conducted business from its full-service main banking office located at 222 East Main Street in Charlottesville, Virginia. On March 15, 1999, a full-service banking office was opened at 1580 Seminole Trail in Charlottesville, Virginia. On December 21, 1999, a full-service banking office was opened at 1900 Arlington Boulevard in Charlottesville, Virginia. On November 8, 2000, a full-service banking office was opened at 102 East Main Street in Orange, Virginia. On January 28, 2002, a full-service banking office was opened at 186 North Loudoun Street, Winchester, Virginia. On December 29, 2003, a full-service banking office was opened at 3119 Valley Avenue, #102, Winchester, Virginia. On April 28, 2008, a full-service banking office was opened at 404 People Place, Charlottesville, Virginia. Additionally, the multi-story office building at 404 People Place serves as the Company’s corporate headquarters and the Bank’s Operations Center.

In October 2012, the Bank started offering annuity, insurance and brokerage services to the public at its banking offices, under the title of VNB Investment Strategies. The Bank entered into an agreement with LPL Financial LLC, which provides broker/dealer and advisory services through registered representatives. The goal of the program is to offer customers additional opportunities to access additional financial products and services beyond the traditional banking products.

Investment and trust services are offered through the Bank’s wholly-owned subsidiary, VNBTrust, National Association (“VNBTrust”). VNBTrust employs a value-based, event-driven investment strategy. The strategy includes investing in a wide variety of securities and financial instruments in the public markets, utilizing securities exchanges, over-the-counter and privately negotiated transactions. Investment trades include common and preferred stock, corporate bonds, bank loans and other debt securities, convertible securities, Exchange Traded Funds (“EFTs”), options, warrants and cash equivalents.

Prior to July 18, 2013, VNBTrust was the sole owner of an operating subsidiary, Swift Run Capital Management, LLC (“SRCM”), formerly known as VNB Investment Management Company, LLC, a Delaware limited liability corporation. SRCM operates as the general partner of Swift Run Capital L.P. (“Fund”), a hedge fund. On July 18, 2013 (the “Closing Date”), VNBTrust completed the sale of all of the membership interests of SRCM to SRCM Holdings LLC (“SRCM Holdings”) pursuant to a purchase and sale agreement dated June 27, 2013 among SRCM Holdings, VNBTrust, SRCM and the Bank (the “Sale Agreement”). The Fund managed by SRCM represented less than 7 percent of the total assets managed by VNBTrust and SRCM at the date of the sale. Additional details on this transaction are available in Note 1, in the notes to the consolidated financial statements, contained in Item 8.

On January 1, 2014, VNBTrust began doing business under the trade name of VNB Wealth Management. While the trade name is new, clients will continue to receive community-based trust and investment services. VNB Wealth Management employs an integrated approach to financial planning and investment management which is designed to provide clients with a comprehensive wealth management solution. More information on VNB Wealth Management is available at www.vnbwealth.com.

Market Area

The population in the market area served by the Company continues to grow. According to the U.S. Census Bureau, the combined populations of the City of Charlottesville and Albemarle County stood at 142,445 persons as of April 1, 2010, an increase of approximately 14.6 percent between April 1, 2000 and April 1, 2010. The Virginia State Demographer projects the two municipalities to grow 13.2 percent to a population of 161,278 by 2020. Charlottesville and Albemarle County support a diverse, well-rounded economy. Stability in the local economy stems from the significant number of persons employed by a wide variety of employers including the University of Virginia, large medical and research facilities such as Martha Jefferson and UVA Health Services, insurance and technology industries, large number of national retail chains and Federal government-based facilities.

The combined populations of the City of Winchester and Frederick County increased approximately 26.2 percent between April 1, 2000 and April 1, 2010, to a population of 104,508 persons in 2010. The combined population is expected to be 125,159 by 2020, an increase of 19.8 percent.

Orange County had a population of approximately 33,481 persons as of 2010. Between April 1, 2000 and April 1, 2010, its population grew 29.4 percent.

The total market area served by the Company grew 20.4 percent between 2000 and 2010, as compared to 13.0 percent for the state as a whole. Over the next decade, Virginia is expected to have only a 10.1 percent growth, where the Company’s current market is expected to be 15.6 percent higher by 2020 than reported by the 2010 Census.

Competition

The Company engages in highly competitive activities. Each activity involves competition with other banks, as well as with non-banking enterprises that offer financial products and services that compete directly with the Company’s product and service offerings. The Company actively competes with other banks in its efforts to obtain deposits and make loans, in the scope and types of services offered, in interest rates paid on time deposits and charged on loans, and in other aspects of banking.

In addition to competing with other commercial banks within and outside its primary service areas, the Company competes with other financial institutions engaged in the business of making loans or accepting deposits, such as credit unions, insurance companies, small loan companies, finance companies, mortgage companies, certain governmental agencies and other enterprises. Competition for funds from securities brokers and mutual funds for money market accounts is strong. Additional competition for deposits comes from government and private issues of debt obligations and other investment alternatives for depositors such as money market funds.

The market areas served by the Company are highly competitive with respect to banking. Competition for loans to small businesses and professionals is intense, and pricing is important. Many of the Company’s competitors have substantially greater resources and lending limits than the Company and offer certain services such as extensive and established branch networks that the Company does not expect to match. Deposit competition is also very strong. Management believes, however, that a market exists for the personal and customized financial services an independent, locally owned bank can offer.

Supervision and Regulation

Bank holding companies and banks are extensively regulated under both federal and state laws. The following description briefly addresses certain historic and current provisions of federal and state laws and certain regulations, proposed regulations and the potential impacts on the Company and the Bank. To the extent statutory or regulatory provisions or proposals are described in this Report, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

Regulatory Reform – The Dodd-Frank Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act significantly restructures the financial regulatory regime in the United States and has a broad impact on the financial services industry as a result of the significant regulatory and compliance changes required under the act. While significant rulemaking under the Dodd-Frank Act has occurred, certain of the act’s provisions require additional rulemaking by the federal bank regulatory agencies, a process which will take years to fully implement. The Company believes that short- and long-term compliance costs for the Company will be greater because of the Dodd-Frank Act. A summary of certain provisions of the Dodd-Frank Act is set forth below:

  Increased Capital Standards. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. See “The Bank – Capital Requirements – Basel III Capital Requirements” below. Among other things, the Dodd-Frank Act provides for new capital standards that eliminate the treatment of trust preferred securities as Tier 1 capital. Existing trust preferred securities are grandfathered for banking entities with less than $15 billion of assets. The Company has no trust preferred securities.

  Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (the “DIF”) will be calculated. Under the amendments, the assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits.

  Enhanced Lending Limits. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Current banking law limits a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds.

  The Consumer Financial Protection Bureau (the “CFPB”). The Dodd-Frank Act creates the CFPB within the Federal Reserve Bank. The CFPB is charged with establishing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services.

  Compensation Practices. The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or bank that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. In June 2010, prior to the Dodd-Frank Act, the federal bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior.

Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, certain of the act’s requirements have yet to be implemented. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the federal bank regulatory agencies in the future, the full extent of the impact such requirements will have on the operations of the Company and the Bank is unclear. The changes resulting from the Dodd-Frank Act may affect the profitability of business activities, require changes to certain business practices, impose more stringent regulatory requirements or otherwise adversely affect the business and financial condition of the Company and the Bank. These changes may also require the Company to invest significant management attention and resources to evaluate and make necessary changes to comply with new statutory and regulatory requirements.

The Company

General. As a bank holding company registered under the BHC Act, the Company is subject to supervision, regulation, and examination by the Federal Reserve. The Company is also registered under the bank holding company laws of Virginia and is subject to supervision, regulation, and examination by the Virginia State Corporation Commission (the “SCC”).

Permitted Activities. A bank holding company is limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits include greater convenience, increased competition, and gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any activity or to terminate ownership or control of any subsidiary when the Federal Reserve has reasonable cause to believe that a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company may result from such an activity.

Banking Acquisitions; Changes in Control. The BHC Act requires, among other things, the prior approval of the Federal Reserve in any case where a bank holding company proposes to (i) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless it already owns a majority of such voting shares), (ii) acquire all or substantially all of the assets of another bank or bank holding company, or (iii) merge or consolidate with any other bank holding company. In determining whether to approve a proposed bank acquisition, the Federal Reserve will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s performance under the Community Reinvestment Act of 1977 and its compliance with fair housing and other consumer protection laws.

Subject to certain exceptions, the BHC Act and the Change in Bank Control Act, together with the applicable regulations, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company’s acquiring “control” of a bank or bank holding company. A conclusive presumption of control exists if an individual or company acquires the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution. A rebuttable presumption of control exists if a person or company acquires 10% or more but less than 25% of any class of voting securities of an insured depository institution and either the institution has registered its securities with the SEC under Section 12 of the Exchange Act or no other person will own a greater percentage of that class of voting securities immediately after the acquisition. The Company’s common stock is registered under Section 12 of the Exchange Act.

In addition, Virginia law requires the prior approval of the SCC for (i) any Virginia bank or Virginia bank holding company to acquire more than 5% of the voting shares of a Virginia bank or any holding company that controls a Virginia bank, or (ii) the acquisition by a Virginia bank holding company of a bank or its holding company domiciled outside Virginia.

Source of Strength. Federal Reserve policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Safety and Soundness. There are a number of obligations and restrictions imposed on bank holding companies and their subsidiary banks by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance fund in the event of a depository institution default. For example, under the Federal Deposit Insurance Company Improvement Act of 1991, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any subsidiary bank that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

Under the Federal Deposit Insurance Act (“FDIA”), the federal bank regulatory agencies have adopted guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines.

Capital Requirements. The Federal Reserve imposes certain capital requirements on bank holding companies under the BHC Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “The Bank – Capital Requirements.”

Limits on Dividends and Other Payments. The Company is a legal entity, separate and distinct from its subsidiaries. A significant portion of the revenues of the Company result from dividends paid to it by the Bank. There are various legal limitations applicable to the payment of dividends by the Bank to the Company and to the payment of dividends by the Company to its shareholders. The Bank is subject to various restrictions on its ability to pay dividends to the Company. The OCC has advised that a national bank should generally pay dividends only out of current operating earnings. Under current regulations, prior approval from the Federal Reserve is required if cash dividends declared in any given year exceed net income for that year, plus retained net profits of the two preceding years. The payment of dividends by the Bank or the Company may be limited by other factors, such as requirements to maintain capital above regulatory guidelines. Bank regulatory agencies have the authority to prohibit the Bank or the Company from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending on the financial condition of the Bank, or the Company, could be deemed to constitute such an unsafe or unsound practice.

Under the FDIA, insured depository institutions such as the Bank, are prohibited from making capital distributions, including the payment of dividends, if, after making such distributions, the institution would become “undercapitalized” (as such term is used in the statute). Based on the Bank’s current financial condition, the Company does not expect this provision will have any impact on its ability to receive dividends from the Bank.

The Bank

General. The Bank is supervised and regularly examined by the OCC. The various laws and regulations administered by the bank regulatory agencies affect corporate practices, such as the payment of dividends, incurrence of debt and acquisition of financial institutions and other companies; they also affect business practices, such as the payment of interest on deposits, the charging of interest on loans, types of business conducted and location of offices. Certain of these law and regulations are referenced above under “The Company.”

Capital Requirements:

Current Capital Requirements. The OCC and the other federal banking agencies have issued risk-based and leverage capital guidelines applicable to U.S. banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the current risk-based capital requirements of the Federal Reserve and the OCC, the Company and the Bank are required to maintain a minimum ratio of total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 8.0%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor assigned by the capital regulation based on the risks believed inherent in the type of asset. At least half of the total capital is required to be “Tier 1 capital,” which consists principally of common and certain qualifying preferred shareholders’ equity (including grandfathered trust preferred securities), less certain intangibles and other adjustments. The remainder (“Tier 2 capital”) consists of cumulative preferred stock, long-term perpetual preferred stock, a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company were 17.03% and 18.00%, respectively, as of December 31, 2013, thus exceeding the minimum requirements. The Tier 1 and total capital to risk-weighted asset ratios of the Bank were 14.65% and 15.62%, respectively, as of December 31, 2013, also exceeding the minimum requirements.

Each of the federal bank regulatory agencies also has established a minimum leverage capital ratio of Tier 1 capital to average adjusted assets (“Tier 1 leverage ratio”). The guidelines provide for a minimum Tier 1 leverage ratio of 3.0% for bank holding companies and banking organizations that have the highest supervisory rating. All other banking organizations are required to maintain a minimum Tier 1 leverage ratio of 4% unless a different minimum is specified by an appropriate regulatory authority. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 leverage ratio must be at least 5.0%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve and the OCC have not advised the Company or the Bank of any specific minimum leverage ratio applicable to either entity. As of December 31, 2013, the Tier 1 leverage ratio of the Company and the Bank were 11.86% and 10.20%, respectively, well above the minimum requirements.

Basel III Capital Requirements. In June 2012, the federal bank regulatory agencies issued a series of proposed rules that would revise and strengthen its risk-based and leverage capital requirements and its method for calculating risk-weighted assets. The rules were proposed to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. In July 2013, the federal bank regulatory agencies approved certain revisions to the proposals and finalized new capital requirements for banking organizations.

Effective January 1, 2015, the final rules require the Company and the Bank to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6% of risk-weighted assets (increased from the current requirement of 4%); (iii) a total capital ratio of 8% of risk-weighted assets (unchanged from current requirement); and (iv) a leverage ratio of 4% of total assets. These are the initial capital requirements, which will be phased in over a four-year period. When fully phased in on January 1, 2019, the rules will require the Company and the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7% upon full implementation); (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation); (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.

The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

With respect to the Bank, the rules also revised the “prompt corrective action” regulations pursuant to Section 38 of the FDIA by (i) introducing a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well-capitalized status being 8.0% (as compared to the current 6.0%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well-capitalized.

The new capital requirements also include changes in the risk weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and nonresidential mortgage loans that are 90 days past due or otherwise on nonaccrual status, a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital, and increased risk-weights (from 0% to up to 600%) for equity exposures.

Based on management’s understanding and interpretation of the new capital rules, it believes that, as of December 31, 2013, the Company and the Bank would meet all capital adequacy requirements under such rules on a fully phased-in basis as if such requirements were in effect as of such date.

Deposit Insurance. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. On April 1, 2011, the deposit insurance assessment base changed from total deposits to average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act.

The Federal Deposit Insurance Act (the “FDIA”), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits of at least 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. On February 27, 2009, the FDIC introduced three possible adjustments to an institution’s initial base assessment rate: (i) a decrease of up to five basis points for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt and, for small institutions, a portion of Tier 1 capital; (ii) an increase not to exceed 50% of an institution’s assessment rate before the increase for secured liabilities in excess of 25% of domestic deposits; and (iii) for non-Risk Category I institutions, an increase not to exceed 10 basis points for brokered deposits in excess of 10% of domestic deposits. In 2013 and 2012, the Company expensed only the base assessment rate for “well capitalized” institutions, which totaled $220 thousand and $297 thousand, respectively, in regular deposit insurance assessments.

On May 22, 2009, the FDIC issued a final rule that levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment was part of the FDIC’s efforts to rebuild the DIF. Deposit insurance expense during 2009 for the Company included an additional $184 thousand related to the special assessment.

On November 12, 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. In the fourth quarter of 2009, the Company paid $1.939 million in prepaid risk-based assessments, most of which has been expensed in the appropriate periods through December 31, 2012. The balance of the prepayment was approximately $629 thousand on December 31, 2012 and was included in “other assets” in the accompanying consolidated balance sheet. On June 28, 2013, $582 thousand was refunded to the Company from the FDIC. Beginning September 30, 2013, payments are being assessed and charged to financial institutions on a quarterly basis, rather than being applied against the prepaid balance.

In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately one basis point of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019. In both 2013 and 2012, the Company paid a FICO assessment of $28 thousand.

Transactions with Affiliates. Pursuant to Sections 23A and 23B of the Federal Reserve Act and Regulation W, the authority of the Bank to engage in transactions with related parties or “affiliates” or to make loans to insiders is limited. Loan transactions with an affiliate generally must be collateralized and certain transactions between the Bank and its affiliates, including the sale of assets, the payment of money or the provision of services, must be on terms and conditions that are substantially the same, or at least as favorable to the Bank, as those prevailing for comparable nonaffiliated transactions. In addition, the Bank generally may not purchase securities issued or underwritten by affiliates.

Loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank (a “10% Shareholder”), are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and their corresponding regulations (Regulation O) and Section 13(k) of the Exchange Act relating to the prohibition on personal loans to executives (which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act). Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire board of directors. Section 22(h) of the Federal Reserve Act prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed the Bank’s unimpaired capital and unimpaired surplus. Section 22(g) of the Federal Reserve Act identifies limited circumstances in which the Bank is permitted to extend credit to executive officers.

Prompt Corrective Action. Federal banking regulators are authorized and, under certain circumstances, required to take certain actions against banks that fail to meet their capital requirements. The federal bank regulatory agencies have additional enforcement authority with respect to undercapitalized depository institutions. “Well capitalized” institutions may generally operate without supervisory restriction. With respect to “adequately capitalized” institutions, such banks cannot normally pay dividends or make any capital contributions that would leave it undercapitalized; they cannot pay a management fee to a controlling person if, after paying the fee, it would be undercapitalized; and they cannot accept, renew or roll over any brokered deposit unless the bank has applied for and been granted a waiver by the FDIC.

Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank meets the definition of being “well capitalized” as of December 31, 2013.

As described above in “The Bank – Capital Requirements – Basel III Capital Requirements,” the new capital requirement rules issued by the OCC incorporate new requirements into the prompt corrective action framework.

Community Reinvestment Act. The Bank is subject to the requirements of the Community Reinvestment Act of 1977 (the “CRA”). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of the local communities they serve, including low and moderate income neighborhoods. The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting such credit needs. Furthermore, such assessment is also required of banks that have applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch. In the case of a bank holding company applying for approval to acquire a bank or another bank holding company, the record of each subsidiary bank of the applicant bank holding company is subject to assessment in considering the application. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance.” The Bank currently has a “satisfactory” CRA rating.

Privacy Legislation. Several recent laws, including the Right to Financial Privacy Act, and related regulations issued by the federal bank regulatory agencies, provide new protections against the transfer and use of customer information by financial institutions. A financial institution must provide to its customers information regarding its policies and procedures with respect to the handling of customers’ personal information. Each institution must conduct an internal risk assessment of its ability to protect customer information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated parties without prior notice and approval from the customer.

USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 (“Patriot Act”) was enacted in response to the September 11, 2001 terrorist attacks in New York, Pennsylvania, and Northern Virginia. The Patriot Act is intended to strengthen U.S. law enforcement and the intelligence communities’ abilities to work cohesively to combat terrorism. The continuing impact on financial institutions of the Patriot Act and related regulations and policies is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws, and imposes various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities to identify persons who may be involved in terrorism or money laundering.

Volcker Rule. The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of 3% of Tier 1 capital in private equity and hedge funds (known as the “Volcker Rule”). On December 10, 2013, the federal bank regulatory agencies adopted final rules implementing the Volcker Rule. These final rules prohibit banking entities from (i) engaging in short-term proprietary trading for their own accounts, and (ii) having certain ownership interests in and relationships with hedge funds or private equity funds. The final rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The final rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Although the final rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company and the Bank. The final rules are effective April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2015. The Company has evaluated the implications of the final rules on its investments and does not expect any material financial implications.

Under the final rules implementing the Volcker Rule, banking entities would have been prohibited from owning certain collateralized debt obligations (“CDOs”) backed by trust preferred securities (“TruPS”) as of July 21, 2015, which could have forced banking entities to recognize unrealized market losses based on the inability to hold any such investments to maturity. However, on January 14, 2014, the federal bank regulatory agencies issued an interim rule, effective April 1, 2014, exempting TruPS CDOs from the Volcker Rule if (i) the CDO was established prior to May 19, 2010, (ii) the banking entity reasonably believes that the offering proceeds of the CDO were used to invest primarily in TruPS issued by banks with less than $15 billion in assets, and (iii) the banking entity acquired the CDO on or before December 10, 2013. The Company currently does not have any impermissible holdings of TruPS CDOs under the interim rule, and therefore, will not be required to divest of any such investments or change the accounting treatment. However, regulators are soliciting comments to the Interim Rule, and this exemption could change prior to its effective date.

Ability-to-Repay and Qualified Mortgage Rule. Pursuant to the Dodd-Frank Act, the CFPB issued a final rule on January 10, 2013 (effective on January 10, 2014), amending Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) the monthly payment on the covered transaction; (iv) the monthly payment on any simultaneous loan; (v) the monthly payment for mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) the monthly debt-to-income ratio or residual income; and (viii) credit history. Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance. A small creditor exemption from the qualified mortgage rules applies to financial institutions that meet the following requirements: (i) have assets below $2 billion (adjustable annually by CFPB); (ii) creditor originated no more than 500 first-lien, closed-end residential mortgages subject to the ability-to-repay requirements in the preceding calendar year; and (iii) creditor holds the qualified mortgage loan in its portfolio after origination. As a small creditor, the Company is generally exempt from the “qualified mortgage rules.” The Company does comply with applicable Truth in Lending requirements.

Consumer Laws and Regulations. The Bank is also subject to certain consumer laws and regulations issued thereunder that are designed to protect consumers in transactions with banks. These laws include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, Real Estate Settlement Procedures Act, Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Fair Housing Act, and the Servicemembers Civil Relief Act, among others. The laws and related regulations mandate certain disclosure requirements and regulate the manner in which financial institutions transact business with customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

Incentive Compensation. In June 2010, the federal bank regulatory agencies issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Interagency Guidance on Sound Incentive Compensation Policies, which covers all employees that have the ability to materially affect the risk profile of financial institutions, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the financial institution’s board of directors.

The Federal Reserve and the OCC will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company and the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2013, the Company and the Bank have not been made aware of any instances of non-compliance with the final guidance.

Effect of Governmental Monetary Policies

The Company’s operations are affected not only by general economic conditions but also by the policies of various regulatory authorities. In particular, the Federal Reserve regulates money and credit conditions and interest rates to influence general economic conditions. These policies have a significant impact on overall growth and distribution of loans, investments and deposits; they affect interest rates charged on loans or paid for time and savings deposits. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks, including the Company, in the past and are expected to do so in the future.

Reporting Obligations under Securities Laws

The Company is subject to the periodic reporting requirements of the Exchange Act, including the filing of annual, quarterly and other reports with the SEC. As an Exchange Act reporting company, the Company is directly affected by the Sarbanes-Oxley Act of 2002 and regulations promulgated thereunder by the SEC, which are aimed at improving corporate governance and reporting procedures. The Company is complying with the rules and regulations implemented pursuant to the Sarbanes-Oxley Act and intends to comply with any applicable SEC rules and regulations implemented in the future.

Employees

At December 31, 2013, the Company had 102 full time equivalent employees. None of its employees is represented by any collective bargaining unit. The Company considers relations with its employees to be good.

The Company has purchased Bank Owned Life Insurance (“BOLI”) policies on executives and key personnel of the Company. BOLI is a bank-eligible asset designed to recover costs of providing pre- and post-retirement benefits and/or to finance general employee benefit expenses. Under BOLI policies, the executives and other key personnel are the insured, and the Company is the owner and beneficiary of the policies. The insured has no claim to the insurance policy or to the policy’s cash value. Under separate split dollar agreements, a portion of any death benefit may be paid to the beneficiaries of the insured employees, subject to the terms and restrictions of the split dollar endorsement agreement between the officer and the Company.

Availability of Information

Prior to the Reorganization, the Bank filed its periodic and annual reports with the OCC. Beginning with the Reorganization on December 16, 2013, the Company files annual, quarterly, and other reports under the Exchange Act with the SEC. The Company’s filings are available through the SEC’s website at www.sec.gov. In addition, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, plus any amendments to these reports, are available, free of charge, at www.vnb.com in the “Investor Relations” section. These reports are available as soon as reasonably practical after they are filed with the SEC. The information on the Bank’s Internet website is not incorporated into this Annual Report on Form 10-K or any other filing the Company makes with the SEC.

Item 1A. RISK FACTORS.

Not required

Item 1B. UNRESOLVED STAFF COMMENTS.

None

Item 2. PROPERTIES.

The Company and its subsidiaries currently occupy seven full-service banking facilities in Charlottesville, Winchester, and Albemarle and Orange Counties. The Company’s main office and a full-service banking facility are located at 404 People Place, Charlottesville, Virginia. Full-service banking facilities are also located at 222 East Main Street, Charlottesville, Virginia; 1580 Seminole Trail, Charlottesville, Virginia; 1900 Arlington Boulevard, Charlottesville, Virginia; 102 East Main Street, Orange, Virginia; 186 North Loudoun Street, Winchester, Virginia; and 3119 Valley Avenue, #102, Winchester, Virginia. In addition, an administrative office was opened in 2013 at 402 South Main Street, Culpeper, Virginia.

The property located at 1580 Seminole Trail, Charlottesville, VA was leased in 1998 from Sunny Hill Land Trust (an entity in which Hunter Craig, a director of the Bank, holds a beneficial interest) for a term of five years with six five-year renewal options. In 2008, the Bank exercised the second five-year renewal option. Monthly rent for this space was a fair market rate as verified by an independent third-party appraisal. In the first quarter of 2012, the Bank purchased the property from Sunny Hill Land Trust, thus terminating the lease.

As of December 31, 2013, all of the other full-service banking locations were leased as described further below.

VNBTrust leases space at 310 4th Street, NE, Suite 102, Charlottesville, Virginia. As of January 1, 2014, this property was subleased to SRMC Holdings LLC, as part of the Sale Agreement described in Note 1 of the notes to the consolidated financial statements contained in Item 8. Trust services are now offered in offices at 404 People Place, Charlottesville, Virginia.

Lease terms for the above-mentioned properties are as follows:

404 People Place, Charlottesville, VA:

This property is located just east of the Charlottesville city limits on Pantops Mountain, and fronts on Route 250 East. The building was constructed by the Bank on a pad site leased in 2005 from Pantops Park, LLC for a term of twenty years, with seven five-year renewal options. William D. Dittmar, Jr., a director of the Bank, is the sole managing member of Pantops Park, LLC. Monthly rent for this space is a fair market rate as verified by an independent third-party appraisal. A five-story building, consisting of approximately 43,000 square feet, was completed in early 2008, and the Bank opened this full-service office in April, 2008. Additionally, the office building serves as the corporate headquarters for the Company and the Bank’s Operations Center.

222 East Main Street, Charlottesville, VA:

This property was originally leased from Williams Pentagram Corporation in 1998. The Bank entered into a new five-year lease in May, 2013 which provides for four more five-year renewal options.

1900 Arlington Boulevard, Charlottesville, VA:

This property was leased in 1998 from Paul and Jean Holdren for a term of twenty years with seven five-year renewal options. The Arlington Boulevard site has additional space not occupied by the banking facility. This space has been leased to tenants.

102 East Main Street, Orange, VA:

This property was leased in 2000 from The Bryant Foundation for a term of three years with three five-year renewal options. The Bank has exercised the third five-year renewal option. The Bank entered into a new five-year lease in January, 2011 for additional space on the second floor, where the Bank houses its disaster recovery site and some other operational office space. This lease has three two-year renewal options.

186 North Loudoun Street, Winchester, VA:

This property was originally leased in 2001 from Shenandoah University for a term of ten years with two five-year renewal options. In 2011, the Bank and Shenandoah University entered a new lease for this property for a term of five years with one five-year renewal term.

3119 Valley Avenue, #102, Winchester, VA:

This property is located in the Creekside Station Shopping Center. It was leased in 2003 from Joleen, L.C. for a term of ten years expiring January 31, 2014, with two five-year renewal options. In August, 2013, the lease was amended effective February 1, 2014 to extend the lease until January 31, 2019 with reduced payment terms.

310 4th Street, N.E., Suite 102, Charlottesville, VA (VNBTrust, N.A.):

This property was leased by VNBTrust in 2006 from Court Square, L.L.C. for a term of five years, with two five-year renewal options. The lease was amended effective December 20, 2010 to extend the lease until July 31, 2016 and to provide for an additional five-year renewal term with reduced payment terms. As of January 1, 2014, this property was subleased to SRCM Holdings, LLC for the remaining current lease term until July 31, 2016.

Item 3. LEGAL PROCEEDINGS.

In the ordinary course of its operations, the Company’s subsidiaries are parties to various legal proceedings. Based on the information presently available, management believes that the ultimate outcome of such proceedings will not have an adverse effect on the business or financial condition of the Company and its subsidiaries.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable

Part II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Virginia National Bankshares Corporation’s Common Stock is quoted on the OTC Markets Group’s OTCQB tier (“OTCQB”) under the symbol VABK. As of December 31, 2013, the Company had issued and outstanding 2,690,320 shares of Common Stock. These shares were held by approximately 556 shareholders of record and others who held shares at brokerage firms.

Prior to the second quarter of 2013, the Company had not paid a cash dividend. On June 18, 2013, the Board of Directors declared a quarterly cash dividend of $0.05 per share, payable on July 19, 2013 to shareholders of record as of July 8, 2013. Subsequently, quarterly dividends of $0.05 per share were declared as of September 19, 2013 and December 17, 2013. The payment of dividends is at the discretion of the Company’s Board of Directors and is subject to various federal and state regulatory limitations. As a bank holding company, the ability to pay dividends is dependent upon the overall performance and capital requirements of the subsidiary Bank.

For the years ended December 31, 2013 and December 31, 2012, the data in the table below represents the high bid and low bid quotations that occurred for the periods shown as reported by the OTCQB. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Additionally, the table shows the dividends declared per quarter in 2013 and 2012.

	Bid Quotations				Dividends Declared
	2013		2012		2013	2012
	High	Low	High	Low
First Quarter	$15.85	$13.52	$15.95	$13.87	$-	$-
Second Quarter	$16.75	$15.70	$16.00	$12.35	$0.05	$-
Third Quarter	$17.10	$16.50	$15.00	$12.38	$0.05	$-
Fourth Quarter	$18.25	$17.00	$15.35	$12.70	$0.05	$-
Total					$0.15	$-

American Stock Transfer and Trust Company is the Company’s stock transfer agent and registrar.

Item 6. SELECTED FINANCIAL DATA.

Not required.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion provides information about the major components of the results of consolidated operations and financial condition, liquidity and capital resources of Virginia National Bankshares Corporation. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

Application of Critical Accounting Policies and Critical Accounting Critical Estimates

The accounting and reporting policies followed by the Company conform, in all material respects, to accounting principles generally accepted in the United States (“GAAP”) and to general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While the Company bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

The Company considers accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the Company’s financial statements. The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of financial condition and results of operations.

Following are the accounting policies and estimates that the Company considers as critical:

  Allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. Accounting policies related to the allowance for loan losses are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. The Company’s allowance for loan loss methodology includes allowance allocations calculated in accordance with Accounting Standards Codification (“ASC”) Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion and Note 3 – Loans and Note 4 – Allowance for Loan Loss in the notes to consolidated financial statements, included in Item 8. Financial Statements and Supplementary Data, elsewhere in this report for further details of the risk factors considered by management in estimating the necessary level of the allowance for loan losses.

  Impaired loans are loans so designated when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. Additional information on impaired loans, which includes both Troubled Debt Restructurings (“TDRs”) and non-accrual loans, is included in Note 3 – Loans and Note 4 – Allowance for Loan Loss in the notes to consolidated financial statements.

  Fair value measurements are used by the Company to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realized value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Additional discussion of valuation methodologies is presented in Note 14 – Fair Value Measurements of the Company’s consolidated financial statements.

  Securities Available for Sale are carried at fair value in accordance with ASC 320, “Investments – Debt and Equity Securities.” The Company’s unrestricted securities are classified as available for sale, meaning that the Company intends to hold these securities for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Unrealized gains or losses are reported as a separate component of other comprehensive income. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. See the section captioned “Securities” later in this discussion and Note 1 – Summary of Significant Accounting Policies and Note 2 – Securities in the notes to consolidated financial statements.

  Other-than-temporary impairment of securities accounting policies require a periodic review by management to determine if the decline in the fair value of any security appears to be other-than-temporary. Factors considered in determining whether the decline is other-than-temporary include, but are not limited to: the length of time and the extent to which fair value has been below cost; the financial condition and near-term prospects of the issuer; and the Company’s intent to sell. See Note 1 – Summary of Significant Accounting Policies and Note 2 – Securities, in the notes to consolidated financial statements, for further details on the accounting policies for other-than-temporary impairment of securities and the methodology used by management to make this evaluation.

  Other real estate owned (“OREO”) are assets acquired through, or in lieu of, loan foreclosures and are held for sale. Initially the OREO is recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less cost to sell. More information regarding the valuation methods used as well as the accounting for OREO is presented in Note 5 – Other Real Estate Owned and Note 14 – Fair Value Measurements of the Company’s consolidated financial statements.

  Income tax accounting policies have the objective to recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could impact the Company’s consolidated financial condition or results of operations. Additional discussion on the accounting for income taxes is presented in Note 1 – Summary of Significant Accounting Policies and in Note 8 – Income Taxes of the Company’s consolidated financial statements.

Non-GAAP Presentations

The Company, in referring to its net income, is referring to income computed under GAAP. Management’s Discussion and Analysis of Financial Condition and Results of Operations also refers to various calculations that are non-GAAP presentations. They include:

  Fully taxable-equivalent (“FTE”) adjustments are the result of increasing income from tax-free investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34% Federal income tax rate, thus making tax-exempt yields comparable to taxable asset yields.

  Efficiency ratio is computed as a percentage of non-interest expense divided by the sum of net interest income (on an FTE basis) and non-interest income. This is a financial measure which may provide important information concerning the Company’s operational efficiency. Comparison of the Company’s efficiency ratio with those of other companies may not be possible because other companies may calculate the efficiency ratio differently.

Results of Operations

The Company reported net income totaled $6.896 million, or $2.56 diluted per common share, in 2013 compared to $5.481 million, or $2.04 diluted per common share in 2012. Net income increased $1.415 million for 2013 compared to 2012. The increase was primarily the result of a $5.814 million increase in non-interest income that was offset by an increase of $2.385 million in non-interest expense, a decrease of $1.174 million in net interest income, and an increase in provision for loan losses and provision for income taxes of $239 thousand and $601 thousand, respectively.

Virginia National Bankshares Corporation has two reportable segments, the commercial bank and VNBTrust. Commercial banking involves making loans and generating deposits from individuals and businesses. Loan fee income, service charges from deposit accounts, and other non-interest-related fees such as automatic teller machine fees and safe deposit box fees generate additional income for the commercial bank. VNBTrust services include investment management, trust account administration, and estate planning. VNBTrust receives fees on both a fixed basis and a performance basis for providing of these services.

The commercial bank earned net income of $2.049 million in 2013, $111 thousand more than the $1.938 million earned in 2012. VNBTrust earned net income of $4.847 million in 2013, compared to net income of $3.543 million in 2012, an increase of $1.304 million.

Details of the changes in the various components of net income are further discussed below.

Consolidated Return on Equity and Assets

The annualized ratio of net income to average total assets and average shareholders' equity and certain other ratios for the periods indicated are as follows:

	2013	2012	2011
Return on average assets	1.40%	1.11%	0.51%
Return on average equity	12.70%	10.90%	4.95%
Average equity to average assets	11.04%	10.21%	10.21%
Cash dividend payout ratio	5.86%	0.00%	0.00%

One of the ratios the Company examines in its evaluation of net income is the efficiency ratio, which measures the cost to produce one dollar of revenue. A lower ratio, computed by dividing non-interest expense by the sum of net interest income (on an FTE basis) and non-interest income, is an indicator of increased efficiency. The efficiency ratio for 2013 was positively impacted as a result of a revenue increase of $4.732 million as compared to 2012 and despite an increase in non-interest expense of $2.385 million in 2013 over 2012. The increases in revenue and expense in 2013 from 2012 was primarily attributable to VNBTrust's performance fee revenue and VNBTrust's incentive compensation expense. Similarly, the efficiency ratio for 2012 improved from 2011 as a result of an increase in revenue of $6.542 million that came namely from VNBTrust's performance fee revenue. Non-interest expense for 2012 was $2.277 million greater than 2011 due in part to OREO valuation write downs and an increase in VNBTrust’s incentive compensation that was associated with the higher performance fee revenue.

The efficiency ratio for the years ended December 31, 2013, 2012, and 2011 is shown below.

	2013	2012	2011
Efficiency Ratio	67.9%	70.9%	82.0%

Net Interest Income

Net interest income is computed as the difference between the interest income on earning assets and the interest expense on deposits and other interest bearing liabilities. Net interest income represents the principal source of revenue. Net interest income represented 45.0% of total revenue in 2013. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

During 2013, net interest income, on a tax equivalent basis, was $14.601 million compared to $15.683 million in 2012. The $1.082 million decline in tax-equivalent net interest income year to year was mainly attributed to interest margin compression during this period of historically low interest rates. The net interest margin, which is net interest income expressed as a percentage of average earning assets, declined 21 basis points to 3.21% for the year ended December 31, 2013 from 3.42% reported for 2012. Further, the decrease in the net interest margin for 2012 was 31 basis points from the 3.73% net interest margin reported for the year ended December 31, 2011.

Total interest income, on a tax equivalent basis, aggregated $15.598 million for 2013, down $1.366 million from 2012, primarily as a result of a decline in loan interest income of $1.722 million. The decline in total interest income from loan income was partially offset by an increase of $389 thousand in tax equivalent interest income from the investment portfolio when comparing 2013 to 2012. In comparing 2012 to 2011, total interest income, on a tax equivalent basis, declined $884 thousand to $16.964 million in 2012 from $17.848 million in 2011. The tax-equivalent yield on interest-earning assets was 3.43% for 2013, compared to 3.70% for 2012 and 4.14% for 2011.

The $1.722 million decrease in interest income earned on the loan portfolio for 2013, from $14.720 million in 2012, was mainly attributable to rate adjustments and lower rates on new loans. The yield on the loan portfolio decreased to 4.43% for 2013 from 4.99% for 2012, resulting in a decrease of $1.567 million in loan income. The remaining $155 thousand decline in interest earned on loans for 2013 was due to a slight decrease in average loan balances to $293.5 million in 2013, fairly level with the average balance of $294.8 million for 2012.

The decline in interest income earned on the loan portfolio during 2013 was a continuation of the rate compression experienced over the past few years during this period of historically low rates and intense competition for loans. Loan interest income had decreased $1.061 million for 2012 from $15.781 million in 2011. The yield on the loan portfolio decreased 44 basis points in 2012 from 5.43% for 2011.

Although earning assets averaged $4.153 million less in 2013 than in 2012, the change in the mix of earning assets contributed positively to the change in net interest income. The major volume changes occurred with the average balances in low yielding federal funds sold declining $24.650 million year over year, offset by the Company’s securities portfolio averaging $21.357 million more in 2013 versus 2012. The increase in the securities portfolio balances was the result of management’s efforts to deploy excess funds in overnight federal funds sold, which earned on average 0.22% during 2013, by investing in securities which earned on average 1.99%.

Interest earned on the securities portfolio, on a tax-equivalent basis, increased to $2.513 million for 2013 from $2.124 million in 2012 and $2.019 million in 2011. Average securities balances increased to $126.157 million (27.7% of average earning assets) for 2013 from $104.800 million (22.8% of average earning assets) and $89.227 million (20.7% of average earning assets) in 2012 and 2011, respectively. The average yield on investment securities declined only 4 basis points from 2.03% in the corresponding 2012 period. In 2011, the average yield on the investment portfolio was 2.26%, or 23 basis points higher than in 2012. The continuing low rate environment continues to impact the overall portfolio yield.

Management’s asset/liability strategy for the investment portfolio, starting in 2012, was to diversify the investment portfolio by adding mortgage-backed securities and bank-qualified municipal bonds. The average duration of the investment portfolio continues to be relatively short. Adding mortgage-backed securities has resulted in providing a consistent stream of cash flow that can be diverted to loan growth or re-invested in higher yielding securities when interest rates rise.

Total interest expense decreased by $284 thousand for 2013 to $997 thousand from $1.281 million for 2012, mainly due to a decline in the rates paid for interest-bearing liabilities from 0.43% for 2012 to 0.32% for 2013. The decrease in interest expense was partially a result of lower time deposit rates and a change in the mix of deposit balances. Time deposit rates averaged 0.59% in 2013, or 18 basis points lower than the 0.77% paid in 2012. In total, the average balance of interest-bearing liabilities increased $7.687 million. Average time deposit balances decreased $8.016 million in 2013, while average balances on interest checking accounts, daily overnight repurchase agreements, and money market accounts increased $10.056 million, $4.968 million, and $679 thousand, respectively.

Total interest expense decreased by $492 thousand for 2012 from $1.773 million for 2011. Further, rates paid for interest-bearing liabilities declined from 0.59% for 2011 to 0.43% for 2012. Over these same periods, time deposit rates averaged 30 basis points lower than the 1.07% paid in 2011. Average time deposit balances decreased $9.498 million in 2012 compared to 2011, while average interest checking and money market account balances increased $5.260 million and $2.710 million, respectively, for a net decline in the average balance of interest-bearing deposit accounts of $1.528 million.

A continuing primary driver of the Company’s low cost of funds compared to peers is the Company’s level of non-interest bearing demand deposits and low-cost deposit accounts. Below is a table illustrating the average balances of these accounts as a percentage of total deposit account balances.

Non-interest and low-cost deposit account analysis

(dollars in thousands)	2013		2012		2011
	Average	% of Total	Average	% of Total	Average	% of Total
	Balance	Deposits	Balance	Deposits	Balance	Deposits
Non-interest demand deposits	$127,480	29.7%	$139,741	31.9%	$111,649	27.1%
Interest checking accounts	77,954	18.2%	67,898	15.5%	62,638	15.2%
Money market deposit accounts	94,369	22.0%	93,690	21.4%	90,980	22.1%
Total non-interest and low-
cost deposit accounts	$299,803	69.9%	$301,329	68.8%	$265,267	64.4%

Total deposit account balances	$428,619		$438,161		$411,597

Consolidated Average Balance Sheet And Analysis of Net Interest Income

	Year Ended December 31, 2013			Year Ended December 31, 2012			Year Ended December 31, 2011
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
(dollars in thousands)	Balance	Income	Yield/	Balance	Income	Yield/	Balance	Income	Yield/
		Expense	Cost		Expense	Cost		Expense	Cost
ASSETS

Interest Earning Assets:
Securities
Taxable Securities	$106,842	$1,914	1.79%	$96,776	$1,890	1.95%	$87,247	$1,986	2.28%
Tax Exempt Securities (1)	19,315	599	3.10%	8,024	234	2.92%	1,980	33	1.67%
Total Securities (1)	126,157	2,513	1.99%	104,800	2,124	2.03%	89,227	2,019	2.26%

Loans:
Real estate	230,320	10,651	4.62%	238,958	12,481	5.22%	240,429	13,573	5.65%
Commercial	50,382	1,910	3.79%	42,876	1,765	4.12%	38,128	1,717	4.50%
Consumer	12,769	437	3.42%	12,996	474	3.65%	11,909	491	4.12%
Total Loans	293,471	12,998	4.43%	294,830	14,720	4.99%	290,466	15,781	5.43%
Fed Funds Sold	33,770	74	0.22%	58,420	112	0.19%	51,444	48	0.09%
Other Interest Bearing Deposits	1,250	13	1.04%	751	8	0.00%	-	-	0.00%

Total Earning Assets	454,648	15,598	3.43%	458,801	16,964	3.70%	431,137	17,848	4.14%

Less: Allowance for Loan Losses	(3,439)			(3,704)			(3,732)

Total Non-Earning Assets	40,728			37,031			35,532

Total Assets	$491,937			$492,128			$462,937

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$77,954	$39	0.05%	$67,898	$34	0.05%	$62,638	$31	0.05%
Money Market Deposits	94,369	183	0.19%	93,690	194	0.21%	90,980	168	0.18%
Time Deposits	128,816	758	0.59%	136,832	1,049	0.77%	146,330	1,568	1.07%

Total Interest-Bearing Deposits	301,139	980	0.33%	298,420	1,277	0.43%	299,948	1,767	0.59%

Securities Sold Under Agreement
to Repurchase	7,941	17	0.21%	2,973	4	0.13%	2,672	6	0.22%

Total Interest-Bearing Liabilities	309,080	997	0.32%	301,393	1,281	0.43%	302,620	1,773	0.59%

Non-Interest-Bearing Liabilities:
Demand deposits	127,480			139,741			111,649
Other liabilities	1,067			730			1,389

Total Liabilities	437,627			441,864			415,658

Shareholders' Equity	54,310			50,264			47,279

Total Liabilities & Shareholders' Equity	$491,937			$492,128			$462,937

Net Interest Income (Tax Equivalent)		$14,601			$15,683			$16,075

Interest Rate Spread (2)			3.11%			3.27%			3.55%

Interest Expense as a Percentage			0.22%			0.28%			0.41%
of Average Earning Assets

Net Interest Margin (3)			3.21%			3.42%			3.73%

(1)	Tax-exempt income for investment securities has been adjusted to a tax-equivalent basis, resulting in an increase in interest income of $152 thousand for 2013 and $60 thousand for 2012. A Federal income tax rate of 34% was used.

(2)	Interest spread is the average yield earned on earning assets less the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is net interest income expressed as a percentage of average earning assets.

Volume and Rate Analysis

The following table describes the impact on the net interest income of the Company resulting from changes in average balances and average rates for the periods indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. Interest income is reported on a tax-equivalent basis.

2013 compared to 2012
(dollars in thousands)

	Change due to:		Increase/
	Volume	Rate	(Decrease)
Assets:
Securities	$426	$(37)	$389
Loans:
Real estate	(439)	(1,391)	(1,830)
Commercial	292	(147)	145
Consumer	(8)	(29)	(37)
Total loans	(155)	(1,567)	(1,722)
Federal funds sold	(52)	14	(38)
Other interest bearing deposits	5	-	5
Total earning assets	$224	$(1,590)	$(1,366)
Liabilities and Shareholders' equity:
Interest-bearing deposits:
Interest checking	$5	$-	$5
Money market	1	(12)	(11)
Time deposits	(58)	(233)	(291)
Total interest-bearing deposits	(52)	(245)	(297)
Short-term borrowings	10	3	13
Total interest-bearing liabilities	(42)	(242)	(284)
Change in net interest income	$266	$(1,348)	$(1,082)

2012 compared to 2011
(dollars in thousands)
	Change due to:		Increase/
	Volume	Rate	(Decrease)
Assets:
Securities	$330	$(225)	$105
Loans:
Real estate	(83)	(1,009)	(1,092)
Commercial	203	(155)	48
Consumer	43	(60)	(17)
Total loans	163	(1,224)	(1,061)
Federal funds sold	7	57	64
Other interest bearing deposits	8	-	8
Total earning assets	$508	$(1,392)	$(884)
Liabilities and Shareholders' equity:
Interest-bearing deposits:
Interest checking	$2	$1	$3
Money market	5	21	26
Time deposits	(96)	(423)	(519)
Total interest-bearing deposits	(89)	(401)	(490)
Short-term borrowings	1	(3)	(2)
Total interest-bearing liabilities	(88)	(404)	(492)
Change in net interest income	$596	$(988)	$(392)

Provision for Loan Losses

The level of the allowance reflects changes in the size of the portfolio or in any of its components as well as management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality and economic, political and regulatory conditions. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. Additional information concerning management’s methodology in determining the adequacy of the allowance for loan losses is contained in Note 1 and Note 4 of the notes to consolidated financial statements, found in Item 8.

Based on management’s continuing evaluation of the loan portfolio in 2013, the Company recorded a provision for loan losses of $160 thousand, compared to 2012 when the Company recorded a net recovery of loan loss provision of $79 thousand. The net increase in loan balances of $16.045 million as of December 31, 2013 from December 31, 2012 was the major factor influencing the $239 thousand variance in the provision for loan loss between 2013 and 2012. As of December 31, 2013, the allowance for loan losses was $3.360 million, an increase of $93 thousand from $3.267 million at December 31, 2012. In 2011, the provision for loan loss totaled $535 thousand, and the allowance for loan loss ended that year at $3.741 million.

Factors positively affecting the provision for the years 2013 and 2012 compared to 2011 included an improved economic climate, an overall improvement in asset quality, and a lower level of net charge-offs. These factors resulted in the Company’s allowance to total loans outstanding ratio to be 1.12% at December 31, 2013, compared to the 1.15% reported at December 31, 2012 and the 1.28% at December 31, 2011.

There were $161 thousand in loan balances charged off during 2013, with a total of $94 thousand in recoveries of previously charged-off balances. This resulted in net charge-offs of $67 thousand during 2013 and compares favorably to the net charge-offs of $395 thousand and $524 thousand reported for 2012 and 2011, respectively. The ratio of net charge-offs to average loans remained strong at 0.02% for 2013 compared to 0.13% for 2012 and 0.18% for 2011. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion and Note 3 – Loans in the notes to consolidated financial statements, included in Item 8. Financial Statements and Supplementary Data, elsewhere in this report for further details of the risk factors considered by management in estimating the necessary level of the allowance for loan losses.

Non-Interest Income

Non-interest income increased to $17.854 million for 2013 from $12.040 million in 2012. The increase of $5.814 million principally resulted from fee revenues from VNBTrust, which were up $5.252 million in 2013 as compared to 2012. Non-interest income, exclusive of trust fees, totaled $2.873 million in 2013, an increase of $562 thousand as compared to $2.311 million in 2012.

The major components of non-interest income are detailed below. Year-to-year variances are shown for VNBTrust income and for other non-interest income categories.

	Years ended December 31,
(dollars in thousands)	2013	2012	Variance
VNBTrust:
Performance fees	$12,267	$7,215	$5,052
Management fees	2,714	2,514	200
Total Trust Income	14,981	9,729	5,252

Non-interest income, excluding trust income:
Customer service fees	921	982	(61)
Debit/credit card and ATM fees	729	726	3
Earnings/increase in value of bank owned life insurance	445	280	165
Gains (losses) on sales of assets	304	(21)	325
Gains on sales of securities	50	133	(83)
Other	424	211	213
Total non-interest income, excluding trust income	2,873	2,311	562

Total	$17,854	$12,040	$5,814

VNBTrust Non-Interest Income is primarily derived from two forms of fee income: performance fees and fixed fees. Performance fees are based on the year-over-year increase in value (both realized and unrealized gains) in assets under management, while fixed fees are set as a percent of assets under management without regards to investment returns. VNBTrust recorded $12.267 million in performance fee income in 2013 as compared to $7.215 million in 2012, an increase of 70.0%. The significant increase in performance fees in 2013 as compared to 2012 bears some correlation to the over 30% returns generated in the U.S. equity markets during 2013. VNBTrust recorded fixed fee income of $2.714 million in 2013, which is an increase of $200 thousand when compared to the $2.514 million reported in 2012. In accordance with pre-established agreements, VNBTrust staff was compensated based on the level of fees earned. There is a correlated increase in salaries and benefits expense for 2013 and 2012 that is discussed below under non-interest expense.

Gain on Sale of Assets increased $325 thousand in the year-over-year comparison. The $304 thousand gain for 2013 was the result of the sale of Swift Run Capital Management Company, LLC to SRCM Holdings, LLC in the amount of $302 thousand and an associated gain on sale from furniture and equipment acquired by SRCM Holdings, LLC that resulted in a gain of $2 thousand. Additional details on this transaction are found in Note 1, of the notes to the consolidated financial statements, under Item 8.

Earnings/Increase in the Value of Bank Owned Life Insurance (BOLI) were higher in 2013 by $165 thousand. In 2013, the policies increased in value by $445 thousand as compared to $280 thousand during the prior year. In November 2012, additional policies of approximately $5.001 million were purchased which accounted for the increased earnings for 2013. The value of BOLI at December 31, 2013 and December 31, 2012 was $12.595 million and $12.150 million, respectively.

Other Non-Interest Income increased $213 thousand in 2013, primarily as a result of income from brokerage services of $110 thousand in 2013. In the fourth quarter of 2012, the Company started offering annuity, insurance and brokerage services under the trade name of VNB Investment Strategies under a networking arrangement with LPL Financial LLC.

Non-Interest Expense

In September 2012, the Board of Directors of the Bank approved a new multi-year strategic plan. The plan is aimed at making certain changes to the Bank’s business model, while maintaining the Bank’s “customer first” culture. The plan’s goals are aimed at addressing the changing banking landscape due to new regulatory requirements that are costly to implement and maintain; and also limited income from traditional revenue sources.

The plan’s goals are to reduce operating expenses in a number of ways including: eliminating vacant positions, services that were no longer relevant, and programs that were not likely to achieve a desired profitability level. Most of the changes indicated in the plan became effective in 2013; however, there are a number of other cost reductions and new non-interest income opportunities that are slated to be deployed over time.

Although total non-interest expense for the year ended December 31, 2013 was $22.035 million, and is an increase of $2.385 million from the $19.650 million reported for the year ended December 31, 2012, the increase was primarily due to an increase of $3.395 million in VNBTrust incentive compensation, associated with the higher performance fee revenue discussed above. Non-interest expense, excluding the VNBTrust incentive compensation cost, was $16.491 million for 2013 and ended the year $1.010 million lower than the $17.501 million recorded in 2012 as non-interest expense.

The major components of non-interest expense are detailed below for the years ended December 31, 2013 and December 31, 2012. The personnel expenses related to the VNBTrust incentive compensation have been separated from the remaining non-interest expense categories to allow a more meaningful year-to-year comparison.

	Years ended December 31,
(dollars in thousands)	2013	2012	Variance
Non-interest expense, excluding VNBTrust incentive compensation:
Salaries and employee benefits	$8,202	$8,813	$(611)
Net occupancy	2,104	2,113	(9)
Equipment	686	907	(221)
ATM, debit and credit card	297	327	(30)
Data processing	949	879	70
FDIC deposit insurance assessment	248	325	(77)
Marketing, advertising and promotion	721	700	21
OREO write downs	178	845	(667)
Other OREO expenses	107	63	44
Professional fees	744	562	182
Other	2,255	1,967	288
Total non-interest expense, excluding incentive compensation	$16,491	$17,501	$(1,010)

Non-Interest Expense for VNBTrust Incentive Compensation:
Incentive compensation-related expense	5,544	2,149	3,395

Total Non-Interest Expense	$22,035	$19,650	$2,385

Total Salaries and Employee Benefits were higher in 2013, by $2.784 million compared to 2012. The primary reason was an increase of $3.395 million in the total booked as VNBTrust incentive compensation as discussed previously. Incentive compensation expenses of $5.544 million were recorded for 2013, compared to $2.149 million recorded for 2012. Higher incentive compensation costs, calculated in accordance with pre-established formulas, were related to the increased performance fee revenue for VNBTrust. Excluding the VNBTrust incentive compensation cost for both years, personnel expense was $8.202 million for 2013 or $611 thousand lower when compared to $8.813 million for 2012. The decline in salaries and employee benefits is directly related to the Bank’s multi-year financial strategic plan.

Net Occupancy and Equipment Expenses were reduced by $230 thousand in 2013 to $2.790 million, from $3.020 million in 2012. The declines in depreciation cost of $153 thousand and equipment maintenance costs of $75 thousand were the primary reason for the decrease in these expenses.

FDIC Deposit Insurance Assessments decreased $77 thousand in 2013 to $248 thousand as compared to $325 thousand for 2012. A decline in both the assessment base and the assessment rate in 2013 positively influenced the amounts paid to the FDIC. Please see Deposit Insurance in the Supervision and Regulation section earlier in this report, under Item 1. Business; Supervision and Regulation; the Bank.

OREO Write Downs and Expenses decreased by $623 thousand during 2013 as compared to 2012. The decline was associated primarily with a lower level of OREO valuation write-downs in 2013 compared to 2012. In 2012, OREO write downs totaled $845 thousand; however, $178 thousand was recognized as write downs in 2013. Other OREO expenses increased by $44 thousand in 2013, as additional building repairs and maintenance were needed on OREO properties to make them marketable.

Professional Fees and Other Expenses increased by $470 thousand primarily as a result of the legal and consulting fees associated with the formation of the bank holding company and changes to the new wealth management model in 2013.

Provision for Income Taxes

For 2013, the Company provided $3.212 million for Federal income taxes, resulting in an effective income tax rate of 31.8%. In 2012, the Company provided $2.611 million for Federal income taxes, resulting in an effective income tax rate of 32.3%. The effective income tax rates differed from the U.S. statutory rate of 34% during the comparable periods primarily due to the effect of tax-exempt income from municipal bonds and life insurance policies. The lower effective tax rate during 2013 was partly related to an increase in the relative proportion of tax-exempt income as the Company purchased additional tax-exempt municipal securities and it had the full-year effect of additional life insurance purchased in the fourth quarter of 2012. Please see Note 8 in the notes to consolidated financial statements, contained in Item 8, for a discussion regarding net deferred tax.

BALANCE SHEET ANALYSIS

Securities

The investment securities portfolio has a primary role in the management of the Company’s liquidity requirements, interest rate sensitivity and in generating substantial interest income. Investment securities play a key role in diversifying the Company’s balance sheet. In addition, investment securities are pledged as collateral for public fund deposits and for commercial customers utilizing the Bank’s overnight repurchase program. Changes in deposit and other funding balances and in loan production will impact the overall level of the investment portfolio.

As of December 31, 2013, the Company’s investment portfolio totaled $134.672 million, of which obligations of U.S. government corporations and government-sponsored enterprises amounted to $103.347 million which is approximately 77.7% of the total. The investment portfolio as of December 31, 2012 totaled $118.573 million. The year over year growth of 13.6% was primarily a result of management’s focus on maximizing the earning capacity of the Company’s excess liquidity by moving funds from overnight federal funds and into investment securities.

In accordance with ASC 320, “Investments - Debt and Equity Securities,” the Company has categorized its unrestricted securities portfolio as Available for Sale (“AFS”). Securities classified as AFS may be sold in the future, prior to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. AFS securities are carried at fair value. Net aggregate unrealized gains or losses on these securities are included, net of taxes, as a component of shareholders’ equity. All of the Company’s securities were investment grade or better as of December 31, 2013. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon market recovery or the maturity of such instruments and thus believes that any impairment in value is interest-rate-related and therefore temporary. AFS securities included gross unrealized gains of $904 thousand and gross unrealized losses of $3.073 million as of December 31, 2013.

During the third quarter of 2013, the Company reclassified its held to maturity (“HTM”) securities as AFS. Management determined that it no longer had the positive intent to hold the securities classified as HTM for an indefinite period of time because of management’s desire to have more flexibility in managing the investment portfolio. As of June 30, 2013, the Company had three corporate and municipal securities designated as HTM recorded at an amortized cost of $2.699 million. The fair value of these securities was $2.733 million, reflecting an unrealized gross gain of $34 thousand. The unrealized gross gain of $34 thousand, net of income taxes, was recorded as other comprehensive income at the time of the transfer. As a result of this transfer, there were no securities classified as held to maturity as of December 31, 2013. As of December 31, 2012, the HTM portfolio totaled $5.991 million and consisted of corporate and municipal bonds.

For the year ended December 31, 2013, proceeds from the sales of securities amounted to $16.854 million and realized gains on these securities were $50 thousand. For the year ended December 31, 2012, proceeds from the sales of securities amounted to $10.307 million and realized gains on these securities were $133 thousand.

Securities Held to Maturity and Available for Sale
(dollars in thousands)

Carrying Value of Securities	As of December 31,
	2013	2012	2011
Securities Available for Sale
Fair Value:
U.S. Government-Sponsored Agencies	$44,005	$63,497	$84,150
Mortgage-Backed Securities/CMOs	55,597	25,166	-
Municipal Bonds	22,272	17,023	-
Corporate Bonds	9,053	4,023	-
Asset-Backed Securities	2,100	1,144	-
	$133,027	$110,853	$84,150

Securities Held to Maturity
Amortized Cost:
Municipal Bonds	$-	$1,967	$1,975
U.S. Government-Sponsored Agencies	-	-	4,013
Corporate Bonds and Notes	-	4,024	-
	$-	$5,991	$5,988

Restricted Securities
Cost:
Federal Reserve Bank Stock	$1,036	$1,033	$1,030
Federal Home Loan Bank Stock	609	696	698
	$1,645	$1,729	$1,728

All mortgage-backed securities included in the tables above were issued by U.S. government agencies and corporations. At December 31, 2013, the securities issued by political subdivisions or agencies (“municipal bonds”) were highly rated, with 86% of the municipal bonds having AA or higher ratings. Approximately 83% of the municipal bonds are general obligation bonds with issuers that are geographically diverse.

The Company does not hold any derivative instruments. The Company held no issues that exceeded 10% of Shareholders' Equity at December 31, 2013.

The Company’s holdings of restricted securities totaled $1.645 million at December 31, 2013 and $1.729 million at December 31, 2012 and consisted of Federal Reserve Bank of Richmond and Federal Home Loan Bank of Atlanta stock. The Bank is required to purchase these stocks as a condition of membership with each of these correspondent banks. The amount of stock required to be held by the Bank is periodically assessed by each bank, and the Bank may be subject to purchase or put back stock held in these banks, as determined by their respective calculations. The stock is recorded at cost.

The table shown below details the amortized cost and fair value of available for sale securities at December 31, 2013 based upon contractual maturities, by major investment categories. Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations. The tax-equivalent yield is based upon a federal tax rate of 34%.

Maturity Distribution and Average Yields

(dollars in thousands)

Projected Maturities of Securities at December 31, 2013
			Tax Equivalent
	Amortized Cost	Fair Value	(T/E) Yield
U.S. Government-Sponsored Agencies:
One year or less	$15,065	$15,235	1.95%
After one year to five years	22,052	22,701	2.20%
After five years to ten years	5,151	5,093	2.39%
After ten years	1,000	976	1.00%
	$43,268	$44,005	2.11%
Mortgage-Backed Securities/CMOs
After five years to ten years	$13,294	$13,145	1.55%
After ten years	43,521	42,452	1.75%
	$56,815	$55,597	1.70%
Asset-Backed Securities
After five years to ten years	$996	$960	1.50%
After ten years	1,155	1,140	0.66%
	$2,151	$2,100	1.04%
Corporate Bonds
After one year to five years	$7,066	$7,069	1.42%
After five years to ten years	2,000	1,984	1.04%
	$9,066	$9,053	1.34%
Municipal Securities
One year or less	$995	$1,000	2.16%
After one year to five years	1,113	1,092	1.26%
After five years to ten years	5,407	5,132	3.19%
After ten years	16,381	15,048	3.61%
	$23,896	$22,272	3.33%

Total Available for Sale Securities	$135,196	$133,027

Loan Portfolio

A management objective is to maintain the quality of the loan portfolio. The Company seeks to achieve this objective by maintaining rigorous underwriting standards coupled with regular evaluation of the creditworthiness of and the designation of lending limits for each borrower. The portfolio strategies include seeking industry and loan size diversification in order to minimize credit exposure and originating loans in markets with which the Company is familiar. The predominant market area for loans is Charlottesville, Albemarle County, Orange County, Winchester, Frederick County and adjacent counties.

The Company’s loan portfolio totaled $300.034 million as of December 31, 2013 or 58.5% of total assets. Loan balances increased $15.174 million, or 5.3% from the balance of $284.860 million as of December 31, 2012.

Based on underwriting standards, loans and leases may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory and real property. The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions.

The Company’s commercial and industrial loan portfolio totaled $48.060 million and represented approximately 16.0% of all loans as of December 31, 2013. Loans in this category are typically made to individuals and small and medium-sized businesses. Loans for construction and land development totaled $18.461 million and represented 6.2% of all loans as of December 31, 2013, which is an increase of $4.268 million from December 31, 2012. Loans to consumers, included revolving credit and other fixed payment loans totaled $13.6 million as of December 31, 2013 or 4.5% of all loans.

The Company’s real estate loan portfolio realized the largest year over year increase of $6.567 million from the balance as of December 31, 2012 to $219.909 million as of December 31, 2013. This category represented approximately 73.3% of all loans, and these loans are secured by mortgages on real property located principally in Virginia. Of this amount, approximately $83.912 million represented loans on residential properties. Commercial real estate loans totaled $135.997 million as of December 31, 2013. Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral.

Loan Portfolio

(dollars in thousands)

	As of December 31,
	2013	2012	2011	2010	2009
Commercial loans	$48,060	$45,370	$42,157	$40,737	$38,955
Real estate construction	18,461	14,193	17,475	26,645	38,462
Real estate mortgage:
Residential	54,300	56,820	59,995	58,107	70,281
Commercial	135,997	125,089	128,611	128,746	126,936
Home equity loans	29,612	31,433	32,802	31,330	26,921
Total real estate mortgage	219,909	213,342	221,408	218,183	224,138
Consumer	13,604	11,955	11,492	13,066	14,014
Total loans	300,034	284,860	292,532	298,631	315,569
Less: Allowance for loan losses	(3,360)	(3,267)	(3,741)	(3,730)	(3,732)
Net loans	$296,674	$281,593	$288,791	$294,901	$311,837

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of the Company’s loans at December 31, 2013. The table also presents the portion of loans that have fixed interest rates or variable/floating interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate or U.S. Treasury bond indices.

(dollars in thousands)	As of December 31, 2013
		After One, to
	Due in One	under Five	After Five
	Year or Less	Years	Years	Total
Commercial loans	$12,578	$14,104	$21,378	$48,060
Real estate construction	4,687	6,770	7,004	18,461
Real estate mortgage:
Residential	1,752	6,129	46,419	54,300
Commercial	2,789	4,640	128,568	135,997
Home equity loans	4,117	1,516	23,979	29,612
Consumer and other	1,428	9,867	2,309	13,604
Total	$27,351	$43,026	$229,657	$300,034

Loans with fixed interest rates	$3,800	$19,300	$20,554	$43,654
Loans with floating interest rates	23,551	23,726	209,103	256,380
Total	$27,351	$43,026	$229,657	$300,034

Loan Asset Quality

Intrinsic to the lending process is the possibility of loss. In times of economic slowdown, the risk of loss inherent in the Company’s loan portfolio may increase. While management endeavors to minimize this risk, it recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio, which in turn depend on current and future economic conditions, the financial condition of borrowers, the realization of collateral, and the credit management process.

The Company places a loan on non-accrual status when management believes, after considering economic and business conditions and collections efforts, that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, or when the loan is past due for 90 days or more, unless the debt is both well-secured and in the process of collection.

Non-Accrual Loans
	As of December 31,
(dollars in thousands)	2013	2012	2011
Total	$367	$1,403	$403
Number of Loans	5	7	4

Loans Past Due 90 Days or More and Still Accruing
	As of December 31,
(dollars in thousands)	2013	2012	2011
Total	$178	$35	$388
Number of Loans	2	1	2

At December 31, 2013, the Company had five loans with balances of $367 thousand classified as non-accrual. This compares favorably to December 31, 2012, when the Company had seven loans with balances of $1.403 million classified as non-accrual. This decrease was primarily due to the addition of one non-accrual loan in the fourth quarter of 2012, which was being carried for $804 thousand as of December 31, 2012. During the second quarter of 2013, the property securing this loan was foreclosed upon, and the Company was carrying this $804 thousand as OREO as of December 31, 2013. See Note 3 – Loans in the accompanying notes to consolidated financial statements included in Item 8 for further details regarding the Company’s loan asset quality measurements.

Allowance for Loan Losses

The Company is committed to determining, on an ongoing basis, the adequacy of its allowance for loan losses. The Company applies historical loss rates to various pools of loans. Thereafter, the adequacy of the allowance is evaluated through reference to the following qualitative factors: national and local economic trends; underlying collateral values; loan delinquency status and trends; loan risk classifications; industry concentrations; lending policies; experience, ability and depth of lending staff; and levels of policy exceptions.

At December 31, 2013, the allowance was $3.360 million and represented 1.12% of outstanding loans. The allowance for loan losses at December 31, 2012, was $3.267 million and represented 1.15% of outstanding loans. The purpose of the allowance is to provide for potential losses inherent in the loan portfolio. Since risks to the loan portfolio include general economic trends as well as conditions affecting individual borrowers, the allowance is an estimate.

Activity for the allowance for loan losses is provided in the following table.

Summary of the Allowance for Loan Losses

(dollars in thousands)

	2013	2012	2011	2010	2009
Balance, beginning of period	$3,267	$3,741	$3,730	$3,732	$3,084

Loans charged off
Real estate	139	458	549	233	232
Commercial	22	132	-	160	146
Consumer	-	18	11	42	34
Total	161	608	560	435	412

Recoveries
Real estate	48	176	3	13	-
Commercial	22	7	11	86	40
Consumer	24	30	22	20	1

Total	94	213	36	119	41

Provision for (recovery of) loan losses	160	(79)	535	314	1,019

Balance, December 31	$3,360	$3,267	$3,741	$3,730	$3,732

Net charge-offs to average loans	0.02%	0.13%	0.18%	0.10%	0.13%

Allowance for loan losses as a
percentage of period-end total loans	1.12%	1.15%	1.28%	1.25%	1.18%

Please refer to Note 4 – Allowance for Loan Losses in the accompanying notes to consolidated financial statements for additional details into management's approach and methodology in estimating the allowance for loan losses.

The table below provides an allocation of year-end allowance for loan losses by loan type; however, allocation of a portion of the allowance to one loan category does not preclude its availability to absorb losses in other categories.

Allocation of the Allowance for Loan Losses

(dollars in thousands)

	December 31, 2013
		Percentage of loans in each
	Allowance	category to total loans
Commercial loans	$340	16.03%
Real estate construction	198	6.14%
Real estate mortgage	2,807	73.30%
Consumer	34	4.53%
Unallocated	(19)	N/M
Total	$3,360	100.00%

	December 31, 2012
		Percentage of loans in each
	Allowance	category to total loans
Commercial loans	$303	15.93%
Real estate construction	168	4.98%
Real estate mortgage	2,750	74.89%
Consumer	46	4.20%
Unallocated	-	N/M
Total	$3,267	100.00%

	December 31, 2011
		Percentage of loans in each
	Allowance	category to total loans
Commercial loans	$397	14.41%
Real estate construction	319	5.97%
Real estate mortgage	2,954	75.69%
Consumer	68	3.93%
Unallocated	3	N/M
Total	$3,741	100.00%

	December 31, 2010
		Percentage of loans in each
	Allowance	category to total loans
Commercial loans	$476	13.64%
Real estate construction	488	8.92%
Real estate mortgage	2,644	73.06%
Consumer	122	4.38%
Total	$3,730	100.00%

	December 31, 2009
		Percentage of loans in each
	Allowance	category to total loans
Commercial loans	$545	12.34%
Real estate construction	604	12.19%
Real estate mortgage	2,488	71.03%
Consumer	95	4.44%
Total	$3,732	100.00%

Deposits

Depository accounts represent the Company’s primary source of funds and are comprised of demand deposits, interest-bearing checking accounts, money market deposit accounts and time deposits. These deposits have been provided predominantly by individuals, professionals and small businesses in the Charlottesville/Albemarle area, the Orange County area, and the Winchester area.

Depository accounts held by the Company as of December 31, 2013, totaled $430.460 million, a decrease of $14.962 million or 3.4% as compared to the December 31, 2012 total of $445.422 million. The decline in deposit balances was anticipated by management as an indication that customers are moving back into the investment markets or are continuing to deleverage themselves. These situations are considered normal transactional activity for the Company’s diverse customer base.

At December 31, 2013, the balances of non-interest bearing demand deposits were 32.7% of total deposits, increasing to $140.911 million from $131.559 million, or 29.5% of total deposits at December 31, 2012. Interest-bearing transaction and money market accounts totaled $165.387 million and $183.720 million at December 31, 2013 and December 31, 2012, respectively. The Company’s low-cost deposit accounts, which include both non-interest and interest bearing checking accounts as well as money market accounts, represented 71.2% of total deposit account balances at December 31, 2013 and compares favorably to the 70.8% of total deposit account balances at December 31, 2012.

Certificates of deposit and other time deposit balances decreased 4.6% to $124.162 million at December 31, 2013 from the balance of $130.143 million at December 31, 2012. Included in this deposit total were brokered deposits totaling $25.0 million and $28.7 million at December 31, 2013 and 2012, respectively, which were reciprocal relationships under the Certificate of Deposit Account Registry Service (CDARS™), whereby depositors can obtain FDIC insurance on deposits up to $50 million.

Deposits

Average Balances and Rates Paid
	Years Ended December 31
(dollars in thousands)	2013		2012		2011
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest-bearing demand deposits	$127,480		$139,741		$111,649
Interest-bearing deposits:
Interest checking	77,954	0.05%	67,898	0.05%	62,638	0.05%
Money market deposits	94,369	0.19%	93,690	0.21%	90,980	0.18%
Time deposits	128,816	0.59%	136,832	0.77%	146,330	1.07%
Total interest-bearing deposits	$301,139	0.33%	$298,420	0.43%	$299,948	0.59%
Total deposits	$428,619		$438,161		$411,597

Maturities of CD's of $100,000 and Over
(dollars in thousands)	December 31, 2013
	Amount	Percentage
Three months or less	$65,627	72.86%
Over three months to six months	11,308	12.55%
Over six months to one year	7,480	8.31%
Over one year	5,655	6.28%
Totals	$90,070	100.00%

Securities Sold Under Agreements to Repurchase

The Company offers commercial customers the opportunity to invest excess deposit balances into overnight repurchase agreements. Under the agreements to repurchase, invested funds are fully collateralized by Federal government or agency bonds that are pledged on behalf of customers utilizing this product.

(dollars in thousands)	2013	2012	2011
Period-end balance	$16,297	$4,000	$2,623
Maximum amount at any month-end during the year	$16,297	$4,000	$3,984
Annual average balance outstanding	$7,941	$2,973	$2,672
Annual average interest rate paid	0.21%	0.13%	0.22%

ASSET/LIABILITY MANAGEMENT

The Company’s primary earnings source is its net interest income; therefore, the Company devotes significant time and has invested in resources to assist in the management of interest rate risk and asset quality. The Company’s net interest income is affected by changes in market interest rates, and by the level and composition of interest-earning assets and interest-bearing liabilities. The Company’s objectives in its asset/liability management are to utilize its capital effectively, to provide adequate liquidity and to enhance net interest income, without taking undue risks or subjecting the Company unduly to interest rate fluctuations. The Company takes a coordinated approach to the management of its liquidity, capital and interest rate risk. This risk management process is governed by policies and limits established by management, which are reviewed and approved by the Bank’s Asset/Liability Committee. This committee, which is comprised of directors and members of management, meets to review, among other things, economic conditions, interest rates, yield curves, cash flow projections, expected customer actions, liquidity levels, capital ratios and repricing characteristics of assets, liabilities and financial instruments.

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market indices such as interest rates. The Company’s principal market risk exposure is interest rate risk. Interest rate risk is the exposure to changes in market interest rates. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities. The Company monitors the interest rate sensitivity of its balance sheet positions by examining its near-term sensitivity and its longer-term gap position. In its management of interest rate risk, the Company utilizes several financial and statistical tools including traditional gap analysis and sophisticated income simulation models. A traditional gap analysis is prepared based on the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities for selected time bands. The mismatch between repricings or maturities within a time band is commonly referred to as the “gap” for that period. A positive gap (asset sensitive) where interest rate sensitive assets exceed interest rate sensitive liabilities generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite result on the net interest margin. However, the traditional gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates and other factors that could have an impact on interest rate sensitivity or net interest income. The Company utilizes the gap analysis to complement its income simulations modeling, primarily focusing on the longer-term structure of the balance sheet. The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of assets and liabilities repricing or maturing within one year.

The Company utilizes income simulation models to complement its traditional gap analysis. While the Asset/Liability Committee routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk. The income simulation models measure the Company’s net interest income volatility or sensitivity to interest rate changes utilizing statistical techniques that allow the Company to consider various factors which impact net interest income. These factors include actual maturities, estimated cash flows, repricing characteristics, deposit growth/retention and, most importantly, the relative sensitivity of the Company’s assets and liabilities to changes in market interest rates. This relative sensitivity is important to consider as the Company’s core deposit base has not been subject to the same degree of interest rate sensitivity as its assets. The core deposit costs are internally managed and tend to exhibit less sensitivity to changes in interest rates than the Company’s adjustable rate assets whose yields are based on external indices and generally change in concert with market interest rates. The Company’s interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company’s assets and the rates that would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management projects the impact of changes in interest rates on net interest margin. The Company has established certain policy limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits.

Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to: prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other variables. Furthermore, the sensitivity analysis does not reflect actions that the Asset/Liability Committee might take in responding to or anticipating changes in interest rates.

Interest Sensitivity Analysis

As of December 31, 2013

(dollars in thousands)

	Within	90 to 365	1 to 4	Over	Nonrate
	90 days	days	years	4 years	Sensitive	Total
Assets
Loans	$114,606	$54,719	$98,752	$31,485	$472	$300,034
Investment securities	22,291	16,785	47,600	50,164	(2,168)	134,672
Interest bearing deposits	-	-	1,250	-	-	1,250
Federal funds sold	27,201	-	-	-	-	27,201
Non-interest-earning assets and allowance
for loan losses	-	-	-	-	49,837	49,837
Total assets	$164,098	$71,504	$147,602	$81,649	$48,141	$512,994

Liabilities and Shareholders' Equity
Interest checking	$2,852	$8,559	$34,236	$35,185	$-	$80,832
Money market deposits	7,047	21,138	56,370	-	-	84,555
Time deposits	86,343	26,315	10,576	928	-	124,162
Repurchase agreements	16,297	-	-	-	-	16,297
Non-interest bearing liabilities and
shareholders' equity	-	-	-	-	207,148	207,148
Total liabilities and shareholders' equity	$112,539	$56,012	$101,182	$36,113	$207,148	$512,994

Period gap	$51,559	$15,492	$46,420	$45,536	$(159,007)	$-
Cumulative gap	$51,559	$67,051	$113,471	$159,007	$-	$-
Ratio of cumulative gap to
cumulative earning assets	31.42%	28.46%	29.61%	34.21%

The shape of the yield curve can cause downward pressure on net interest income. In general, if and to the extent that the yield curve is flatter (i.e., the differences between interest rates for different maturities are relatively smaller) than previously anticipated, then the yield on the Company’s interest earning assets and its cash flows will tend to be lower. Management believes that a relatively flat yield curve could continue to affect adversely the Company’s results in 2014.

Liquidity

Liquidity represents the Company’s ability to provide funds to meet customer demand for loan and deposit withdrawals without impairing profitability. Effective management of balance sheet liquidity is necessary to fund growth in earning assets and to pay liability maturities and depository customers’ withdrawal requirements. The Company maintains a Liquidity Management Policy that is approved annually by the Board of Directors. The policy sets limits on a number of areas, including limits on the amount of non-core liabilities, and funding long-term assets with non-core liabilities.

The Bank’s customer base has provided a stable and steadily increasing source of funds and liquidity. Limits contained within the Bank’s Investment Policy also provides for appropriate levels of liquidity through maturities and cash flows within the securities portfolio. Other sources of balance sheet liquidity are obtained from the repayment of loan proceeds and overnight investments. The Bank has numerous secondary sources of liquidity including access to borrowing arrangements from a number of correspondent banks. Available borrowing arrangements maintained by the Bank include formal federal funds lines with three major regional correspondent banks, access to advances from the Federal Home Loan Bank of Atlanta and access to the discount window at the Federal Reserve Bank of Richmond.

Borrowing Lines

As of December 31, 2013

(dollars in thousands)

Correspondent Banks	$31,000
Federal Home Loan Bank of Atlanta	33,300
Total Available	$64,300

As of December 31, 2013, there were no outstanding balances for any borrowing lines.

Any excess funds are sold on a daily basis in the federal funds market. The Company maintained an average of $33.770 million outstanding in federal funds sold during 2013. On December 31, 2013, the Company sold $27.201 million in the overnight federal funds market. The Company intends to maintain sufficient liquidity at all times to meet its funding commitments.

Capital

The Company is subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance-sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of total capital and currently establish minimum ratios of 4% for Tier 1 capital and 8% for Total capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status), which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company’s risk-based capital at December 31, 2013 and December 31, 2012 is presented in Note 12 – Capital Requirements of the notes to consolidated financial statements, contained in Item 7.

The banking regulatory agencies have encouraged banking organizations, including healthy, well-run banking organizations, to operate with capital ratios substantially in excess of the stated ratios required to maintain “well capitalized” status. This is a result of, among other things, current economic conditions, the global financial crisis and increased formal capital requirements for banking organizations. In light of the foregoing, the Company expects to maintain capital ratios substantially in excess of these ratios due to the new Basel III capital regulations.

The elements currently comprising Tier 1 capital and Tier 2 capital, the minimum Tier 1 capital and Total capital ratios and the minimum leverage ratio may in the future be subject to change, as discussed in greater detail under the caption “Supervision and Regulation,” found earlier in this report under Item 1. Business.

Impact of Inflation and Changing Prices

The Company’s financial statements included herein have been prepared in accordance with GAAP, which require the Company to measure financial position and operating results primarily in terms of historical dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than do changes in the inflation rate.

While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond the control of the Company, including changes in the expected rate of inflation, the influence of general and local economic conditions, and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities, among other things, as further discussed under the caption “Asset/Liability Management”, found earlier in this section.

Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit and standby letters of credit. Additional information concerning the Company’s off-balance sheet arrangements is contained in Note 10 of the notes to consolidated financial statements, found in Item 8.

Contractual Commitments

In the normal course of business, the Company and its subsidiaries enter into contractual obligations, including obligations on lease arrangements, contractual commitments for capital expenditures, and service contracts. The significant contractual obligations include the leasing of certain of its banking and operations offices under operating lease agreements on terms ranging from 1 to 20 years with renewal options.

Following is a schedule of future minimum rental payments under non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2013:

(dollars in thousands)	1 year or less	1-3 years	3-5 years	After 5 years	Total
Operating lease obligations	$951	$1,770	$1,324	$3,051	$7,096

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting company.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Virginia National Bankshares Corporation
Charlottesville, Virginia

We have audited the accompanying consolidated balance sheets of Virginia National Bankshares Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Bank is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Virginia National Bankshares Corporation and subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia
March 27, 2014

VIRGINIA NATIONAL BANKSHARES CORPORATION
(FORMERLY VIRGINIA NATIONAL BANK AND SUBSIDIARY)
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	December 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$12,871	$15,647
Federal funds sold	27,201	56,131
Securities:
Available for sale, at fair value	133,027	110,853
Held to maturity, at amortized cost
(Fair value - $6,060 in 2012)	-	5,991
Restricted securities, at cost	1,645	1,729
Total securities	134,672	118,573
Total loans	300,034	284,860
Allowance for loan losses	(3,360)	(3,267)
Total loans, net	296,674	281,593
Premises and equipment, net	9,824	10,654
Other real estate owned, net of valuation allowance	2,372	1,746
Bank owned life insurance	12,595	12,150
Accrued interest receivable and other assets	16,785	11,112
Total assets	$512,994	$507,606
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest-bearing	$140,911	$131,559
Interest-bearing	80,832	80,916
Money market deposit accounts	84,555	102,804
Certificates of deposit and other time deposits	124,162	130,143
Total deposits	430,460	445,422
Securities sold under agreements to repurchase	16,297	4,000
Accrued interest payable and other liabilities	8,281	4,245
Total liabilities	455,038	453,667
Shareholders' equity:
Preferred stock, $2.50 par value, 2,000,000
shares authorized, no shares outstanding	-	-
Common stock, $2.50 par value, 10,000,000
shares authorized; 2,690,320 and 2,690,220 shares
issued and outstanding in 2013 and 2012 (including
288 and 575 non-vested shares at December 31,
2013 and December 31, 2012, respectively)	6,725	6,724
Capital surplus	27,915	27,809
Retained earnings	24,747	18,254
Accumulated other comprehensive (loss) income	(1,431)	1,152
Total shareholders' equity	57,956	53,939
Total liabilities and shareholders' equity	$512,994	$507,606

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
(FORMERLY VIRGINIA NATIONAL BANK AND SUBSIDIARY)
CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	For the years ended
	December 31, 2013	December 31, 2012
Interest and dividend income:
Loans, including fees	$12,998	$14,720
Federal funds sold	74	112
Investment securities:
Taxable	1,836	1,817
Tax exempt	447	174
Dividends	78	73
Other	13	8
Total interest and dividend income	15,446	16,904

Interest expense:
Demand and savings deposits	222	228
Certificates and other time deposits	758	1,049
Federal funds purchased and
securities sold under agreements to repurchase	17	4
Total interest expense	997	1,281
Net interest income	14,449	15,623
Provision for (recovery of ) loan losses	160	(79)
Net interest income after provision for (recovery of)
loan losses	14,289	15,702

Noninterest income:
Trust income	14,981	9,729
Customer service fees	921	982
Debit/credit card and ATM fees	729	726
Earnings/increase in value of bank owned life insurance	445	280
Gains (losses) on sales of assets	304	(21)
Gains on sales of securities	50	133
Other	424	211
Total noninterest income	17,854	12,040

Noninterest expense:
Salaries and employee benefits	13,746	10,962
Net occupancy	2,104	2,113
Equipment	686	907
Other	5,499	5,668
Total noninterest expense	22,035	19,650
Income before income taxes	10,108	8,092
Provision for income taxes	3,212	2,611
Net income	$6,896	$5,481

Net income per share, basic	$2.56	$2.04
Net income per share, diluted	$2.56	$2.04

See Notes to the Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
(FORMERLY VIRGINIA NATIONAL BANK AND SUBSIDIARY)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	For the years ended
	December 31, 2013	December 31, 2012
Net income	$6,896	$5,481
Other comprehensive income (loss)
Unrealized losses on securities,
net of tax of ($1,326) and ($247) for
the years ended December 31,
2013 and December 31, 2012	(2,572)	(480)
Adjustment to unrealized income on
securities due to the transfer of
held-to-maturity securities to
available-for-sale, net of tax of $12
for year ended December 31, 2013	22	-
Reclassification adjustment
net of tax of ($17) and ($45) for the
years ended December 31, 2013
and December 31, 2012	(33)	(88)
Total other comprehensive loss	(2,583)	(568)
Total comprehensive income	$4,313	$4,913

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
(FORMERLY VIRGINIA NATIONAL BANK AND SUBSIDIARY)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(dollars in thousands)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2011	$6,723	$27,705	$12,773	$1,720	$48,921
Equity adjustment for vested
stock grants	1	(1)	-	-	-
Stock option/grant expense	-	105	-	-	105
Net income	-	-	5,481	-	5,481
Other comprehensive loss	-	-	-	(568)	(568)
Balance, December 31, 2012	$6,724	$27,809	$18,254	$1,152	$53,939

Balance, December 31, 2012	$6,724	$27,809	$18,254	$1,152	$53,939
Equity adjustment for stock
options exercised	-	1	-	-	1
Equity adjustment for vested
stock grants	1	(1)	-	-	-
Stock option/grant expense	-	106	-	-	106
Cash dividend ($0.15 per share)	-	-	(403)	-	(403)
Net income	-	-	6,896	-	6,896
Other comprehensive loss	-	-	-	(2,583)	(2,583)
Balance, December 31, 2013	$6,725	$27,915	$24,747	($1,431)	$57,956

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
(FORMERLY VIRGINIA NATIONAL BANK AND SUBSIDIARY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the years ended
	December 31, 2013	December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,896	$5,481
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	160	(79)
Net amortization and accretion of securities	815	828
Gains on sales of securities	(50)	(133)
Earnings/increase in value of bank owned life insurance	(445)	(280)
Depreciation and amortization	1,274	1,441
Net (gain) loss on sale of assets	(304)	21
Deferred tax benefit	(292)	(216)
Stock option/stock grant expense	106	105
Writedown of other real estate owned	178	845
Gain on sale of other real estate owned	-	(2)
Increase in accrued interest receivable and other assets	(3,748)	(6,042)
Increase in accrued interest payable and other liabilities	4,036	3,591
Net cash provided by operating activities	8,626	5,560
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of held to maturity securities	-	(4,044)
Purchases of available for sale securities	(66,610)	(54,910)
Net decrease (increase) in restricted investments	84	(1)
Proceeds from maturities, calls and principal payments of
held to maturity securities	1,275	4,000
Proceeds from maturities, calls and principal payments of
available for sale securities	27,619	16,386
Proceeds from sale of held to maturity securities	2,012	-
Proceeds from sale of available for sale securities	14,842	10,307
Net (increase) decrease in loans	(16,045)	7,277
Purchase of bank owned life insurance	-	(5,001)
Proceeds from sale of other real estate owned	-	1,653
Proceeds from sale of bank premises and equipment	20	100
Purchase of bank premises and equipment	(462)	(1,524)
Net cash used in investing activities	(37,265)	(25,757)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, NOW accounts,
and money market accounts	(8,981)	34,853
Net decrease in certificates of deposit and other time deposits	(5,981)	(1,299)
Net increase in securities sold under agreements to repurchase	12,297	1,377
Net equity adjustment for stock options exercised	1	-
Cash dividends	(403)	-
Net cash (used in) provided by financing activities	(3,067)	34,931
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(31,706)	$14,734
CASH AND CASH EQUIVALENTS:
Beginning of period	$71,778	$57,044
End of period	$40,072	$71,778

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1,026	$1,340
Taxes	$2,778	$870
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized loss on available for sale securities	$(3,914)	$(860)
Transfer of held-to-maturity securities to available-for-sale	$2,699	$-
Transfer of loans to foreclosed assets	$804	$-

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies:

Organization

Virginia National Bankshares Corporation (the “Company”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia. On June 19, 2013, the shareholders of Virginia National Bank (the “Bank”) approved a Reorganization Agreement and Plan of Share Exchange (“Reorganization”) whereby the Bank would reorganize into a holding company structure. The Plan of Share Exchange called for each outstanding share of Bank common stock to be automatically converted into and exchanged for one share of the Company common stock, and the common shareholders of the Bank would become the common shareholders of the Company on the effective date of the Reorganization. The Company is authorized to issue 10,000,000 shares of common stock with a par value of $2.50 per share. Additionally, the Company is authorized to issue 2,000,000 shares of preferred stock at a par value $2.50 per share. There is currently no preferred stock outstanding. There are no plans currently nor does the Board of Directors of the Company anticipate any need in the foreseeable future to issue shares of preferred stock.

On December 16, 2013, the Reorganization became effective, and the Bank became a wholly-owned subsidiary of the Company. The holding company is regulated under the Bank Holding Company Act of 1956, as amended (“BHC Act”) and is subject to inspection, examination, and supervision by the Federal Reserve Board.

Virginia National Bank was organized in 1998 under federal law as a national banking association to engage in a general commercial and retail banking business. The Bank is headquartered in Charlottesville, Virginia and serves the Virginia communities in and around the City of Charlottesville, Albemarle County, Orange County and the City of Winchester. The Bank continues to be subject to the supervision, examination and regulation of the Office of the Comptroller of the Currency (“OCC”) following the Reorganization.

On May 1, 2007, the OCC granted conditional approval to the Bank’s application to establish a new national trust bank with the title VNBTrust, National Association (“VNBTrust”). VNBTrust operates as a wholly-owned subsidiary of the Bank. Additionally, the OCC approved the Bank’s application for VNBTrust to create a wholly owned operating subsidiary, VNB Investment Management Company, LLC, a Delaware limited liability corporation. In January, 2010, VNB Investment Management Company changed its name to Swift Run Capital Management, LLC (“SRCM”). SRCM serves as the general partner of Swift Run Capital, L.P. (the “Fund), a private investment fund.

On July 18, 2013 (the “Closing Date”), VNBTrust completed the sale of all of the membership interests of SRCM to SRCM Holdings LLC (“SRCM Holdings”) pursuant to a purchase and sale agreement dated June 27, 2013 among SRCM Holdings, VNBTrust, SRCM and the Bank (the “Sale Agreement”). The Fund represented less than 7 percent of the total assets managed by VNBTrust and its subsidiary on the Closing Date. Under the terms of the Sale Agreement, SRCM Holdings agreed to pay VNBTrust, quarterly during the ten-year period beginning January 1, 2014 and ending December 31, 2023 (the “Term”), (a) ongoing acquisition royalty payments equal to (i) 20% of the management and performance fee revenue received by SRCM from limited partners of the Fund as of the Closing Date and (ii) 20% of the management and performance fee revenue received by SRCM from VNBTrust clients that opened accounts with SRCM within 30 days of the Closing Date, and (b) ongoing referral payments equal to 20% of the management and performance fee revenue received by SRCM from clients referred by the Company and its affiliates to SRCM during the Term. The Company recognized $302,000 as gain from the sale of SRCM in 2013, which amount included an estimate of the present value of the portion of the acquisition royalty payments to be received from management fees during the Term.

Summary of Significant Accounting Policies

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to the reporting guidelines prescribed by regulatory authorities. The following is a description of the more significant of those policies and practices.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company, the Bank, and VNBTrust. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, deferred tax assets, valuation of other real estate owned, and fair value measurements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Reporting – For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on hand, funds due from banks, and federal funds sold.

Securities Sold Under Agreements to Repurchase – The Company sells certain securities under agreements to repurchase. The agreements are treated as collateralized financing transactions and the obligations to repurchase securities sold are reflected as a liability in the accompanying consolidated balance sheets. The dollar amount of the securities underlying the agreements remain in the asset accounts.

Securities – Unrestricted investments are to be classified in two categories as described below.

  Securities Held to Maturity – Securities classified as held to maturity are those debt and equity securities the Company has both the positive intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. During the third quarter of 2013, the Company reclassified held to maturity securities as available for sale. Management determined that it no longer had the positive intent to hold the securities classified as held to maturity for an indefinite period of time because of Management’s desire to have more flexibility in managing the investment portfolio.

  Securities Available for Sale – Securities classified as available for sale are those debt and equity securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as a separate component of other comprehensive income. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities or to “call” dates, whichever occurs first. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (1) the Company intends to sell the security or (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not more-than-likely that the Company will be required to sell the security before recovery, the Company must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income.

Restricted Securities – As members of the Federal Reserve Bank of Richmond (“FRB”) and the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to maintain certain minimum investments in the common stock of the FRB and the FHLB, which are carried at cost. Required levels of investments are based upon the Bank’s capital and a percentage of qualifying assets.

Loans – Loans are reported at the principal balance outstanding net of unearned discounts and of the allowance for loan losses. Interest income on loans is reported on the level-yield method and includes amortization of deferred loan fees and costs over the loan term. Further information regarding the Company’s accounting policies related to past due loans, non-accrual loans, impaired loans and troubled-debt restructurings is presented in Note 3 - Loans.

Allowance for Loan Losses – The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses inherent in the loan portfolio. The allowance for loan losses includes allowance allocations calculated in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Further information regarding the Company’s policies and methodology used to estimate the allowance for loan losses is presented in Note 4 – Allowance for Loan Losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transfers of Financial Assets – Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company or its subsidiaries – put presumptively beyond reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company or its subsidiaries does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Premises and Equipment – Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method based on the estimated useful lives of assets, which range from 3 to 40 years. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, the asset and related accumulated depreciation are removed from the books and any resulting gain or loss is charged to income. More information regarding premises and equipment is presented in Note 6 – Premises and Equipment.

Other Real Estate Owned – Assets acquired through, or in lieu of, loan foreclosures are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses for foreclosed assets. More information regarding other real estate owned is presented in Note 5 – Other Real Estate Owned.

Bank Owned Life Insurance – The Company has purchased life insurance on certain key employees. These policies are recorded at their cash surrender value on the Consolidated Balance Sheet. Income generated from polices is recorded as noninterest income.

Fair Value Measurements – ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon internally developed models that primarily use, as inputs, observable market-based parameters. Any such valuation adjustments are applied consistently over time. Additional information on fair value measurements is presented in Note 14 – Fair Value Measurements.

Stock-Based Compensation – The Company accounts for all plans under recognition and measurement accounting principles which require that the compensation cost relating to stock-based payment transactions be recognized in the financial statements. Stock-based compensation arrangements include stock options and restricted stock. Stock-based compensation is estimated at the date of grant, using the Black-Scholes option valuation model for determining fair value. The model employs the following assumptions:

  Dividend yield - calculated as the ratio of historical cash dividends paid per share of common stock to the stock price on the date of grant;

  Expected life (term of the option) - based on the average of the contractual life and vesting schedule for the respective option;

  Expected volatility - based on the monthly historical volatility of the Company’s stock price over the expected life of the options;

  Risk-free interest rate - based upon the U.S. Treasury bill yield curve, for periods within the contractual life of the option, in effect at the time of grant.

The Company is required to estimate forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period or vesting schedule based on the extent to which actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also will impact the amount of estimated unamortized compensation expense to be recognized in future periods. Further information on stock-based compensation is presented in Note 17 – Stock Incentive Plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Common Share – Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. Additional information on earnings per share are presented in Note 18 – Earnings Per Share.

Comprehensive Income – Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Further information on the Company’s other comprehensive income is presented in Note 19 – Other Comprehensive Income.

Advertising Costs – The Company follows the policy of charging the costs of advertising to expense as they are incurred.

Income Taxes – Deferred taxes are provided on the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss carry forwards, and tax credit carry forwards. Deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

When tax returns are filed, it is highly probable that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of income. Further information on the Company’s accounting policies for income taxes is presented in Note 8 – Income Taxes.

VNBTrust – Securities and other property held by VNBTrust in a fiduciary or agency capacity are not assets of the Bank and are not included in the accompanying consolidated financial statements.

Reclassifications – Certain reclassifications have been made to prior periods to conform to current year presentation. The results of the reclassifications are not considered material.

Subsequent Events – In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

Adoption of New Accounting Standards

In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU clarify the scope for derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to netting arrangements. An entity is required to apply the amendments for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period. Companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The Company has included the required disclosures from ASU 2013-02 in the consolidated financial statements.

In July 2013, the FASB issued ASU 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in this ASU permit the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this ASU provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

Newly Issued Not Yet Effective Standards

In January 2014, the FASB issued ASU 2014-01, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company is currently assessing the impact that ASU 2014-01 will have on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2014, the FASB issued ASU 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU clarify that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company is currently assessing the impact that ASU 2014-04 will have on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Securities

The amortized cost and fair values of securities available for sale as of December 31, 2013 are as follows:

	Amortized	Gross Unrealized	Gross Unrealized	Fair
(dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Government agencies	$43,268	$828	$(91)	$44,005
Corporate bonds	9,066	37	(50)	9,053
Asset-backed securities	2,151	-	(51)	2,100
Mortgage-backed securities/CMOs	56,815	34	(1,252)	55,597
Municipal bonds	23,896	5	(1,629)	22,272
	$135,196	$904	$(3,073)	$133,027

The amortized cost and fair values of securities available for sale as of December 31, 2012 are as follows:

	Amortized	Gross Unrealized	Gross Unrealized	Fair
(dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Government agencies	$61,664	$1,842	$(9)	$63,497
Corporate bonds	4,037	-	(14)	4,023
Asset-backed securities	1,151	-	(7)	1,144
Mortgage-backed securities/CMOs	25,260	43	(137)	25,166
Municipal bonds	16,996	87	(60)	17,023
	$109,108	$1,972	$(227)	$110,853

The amortized cost and fair values of securities held to maturity as of December 31, 2012 are as follows:

	Amortized	Gross Unrealized	Gross Unrealized	Fair
(dollars in thousands)	Cost	Gains	(Losses)	Value
Corporate bonds	$4,024	$50	$-	$4,074
Municipal bonds	1,967	19	-	1,986
	$5,991	$69	$-	$6,060

All mortgage-backed securities included in the above tables were issued by U.S. government agencies and corporations. At December 31, 2013, the securities issued by political subdivisions or agencies were highly rated with 86% of the municipal bonds having AA or higher ratings. Approximately 83% of the municipal bonds are general obligation bonds with issuers that are geographically diverse.

Restricted securities are securities with limited marketability and consist of stock in the FRB and FHLB totaling $1,645,000 as of December 31, 2013 and $1,729,000 as of December 31, 2012. These restricted securities are carried at cost.

For the year ended December 31, 2013, proceeds from the sales of securities amounted to $16,854,000 and gross net realized gains on these securities were $50,000. For the year ended December 31, 2012, proceeds from the sales of securities amounted to $10,307,000 and gross net realized gains on these securities were $133,000.

During the third quarter of 2013, the Company reclassified held to maturity securities as available for sale. Management determined that it no longer had the positive intent to hold the securities classified as held to maturity for an indefinite period of time because of management’s desire to have more flexibility in managing the investment portfolio. As of June 30, 2013, the Company had three corporate and municipal securities designated as held to maturity recorded at an amortized cost of $2,699,000. The fair value of these securities was $2,733,000, reflecting an unrealized gross gain of $34,000. The unrealized gross gain of $34,000, net of taxes, was recorded as other comprehensive income at the time of the transfer. As a result of this transfer, there were no securities classified as held to maturity as of December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities pledged to secure deposits, and for other purposes required by law, had carrying values of $17,547,000 at December 31, 2013 and $7,307,000 at December 31, 2012. The increase in the amount of pledged securities during 2013 resulted from increased customer participation in the overnight repurchase agreement program.

Year-end securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, were as follows:

2013
(dollars in thousands)	Less than 12 Months		12 Months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
U.S. Government agencies	$2,889	$(39)	$948	$(52)	$3,837	$(91)
Corporate bonds	5,016	(50)	-	-	5,016	(50)
Asset-backed securities	960	(36)	1,140	(15)	2,100	(51)
Mortgage-backed/CMOs	39,061	(1,079)	8,609	(173)	47,670	(1,252)
Municipal bonds	18,433	(1,451)	2,280	(178)	20,713	(1,629)
	$66,359	$(2,655)	$12,977	$(418)	$79,336	$(3,073)

2012
(dollars in thousands)	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
U.S. Government agencies	$991	$(9)	$-	$-	$991	$(9)
Corporate bonds	4,023	(14)	-	-	4,023	(14)
Asset-backed securities	1,144	(7)	-	-	1,144	(7)
Mortgage-backed/CMOs	19,740	(137)	-	-	19,740	(137)
Municipal bonds	5,806	(60)	-	-	5,806	(60)
	$31,704	$(227)	$-	$-	$31,704	$(227)

As of December 31, 2013, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The Company’s securities portfolio is primarily made up of fixed rate bonds, whose prices move inversely with interest rates. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality. Accordingly, as of December 31, 2013, management believes the impairments detailed in the table above are temporary, and no impairment loss has been realized in the Company’s consolidated income statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of available for sale securities at December 31, 2013 are presented below based upon contractual maturities, by major investment categories. Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

(dollars in thousands)	Amortized Cost	Fair Value
U.S. Government agencies
One year or less	$15,065	$15,235
After one year to five years	22,052	22,701
After five years to ten years	5,151	5,093
After ten years	1,000	976
	$43,268	$44,005
Corporate bonds
After one year to five years	$7,066	$7,069
After five years to ten years	2,000	1,984
	$9,066	$9,053
Asset-backed securities
After five years to ten years	$996	$960
Ten years or more	1,155	1,140
	$2,151	$2,100
Mortgage-backed securities/CMOs
After five years to ten years	$13,294	$13,145
Ten years or more	43,521	42,452
	$56,815	$55,597
Municipal bonds
One year or less	$995	$1,000
After one year to five years	1,113	1,092
After five years to ten years	5,407	5,132
Ten years or more	16,381	15,048
	$23,896	$22,272
Total Securities Available for Sale	$135,196	$133,027

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Loans

The composition of the loan portfolio by loan classification at December 31, 2013 and 2012 appears below.

	December 31
	2013	2012
	(dollars in thousands)
Commercial & industrial loans	$48,060	$45,370
Real estate construction and land
Residential construction	794	-
Other construction and land	17,667	14,193
Total construction and land	18,461	14,193
Real estate mortgage:
1-4 family	54,300	56,820
Home equity loans	29,612	31,433
Multifamily mortgages	22,560	23,033
Commercial owner occupied	58,802	57,487
Commercial nonowner occupied	54,635	44,569
Total real estate mortgage	219,909	213,342
Consumer
Consumer revolving credit	2,254	1,938
Consumer all other credit	11,350	10,017
Total consumer loans	13,604	11,955
Total loans	300,034	284,860
Less: Allowance for loan losses	(3,360)	(3,267)
Net loans	$296,674	$281,593

Loan Origination/Risk Management – The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and the Board of Directors approves lending policies on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions. Underwriting standards are designed to promote relationship banking rather than transactional banking.

Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. The Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate personal guaranties; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. At December 31, 2013, commercial real estate loans, including multifamily mortgages, totaled $136.0 million or 61.8% of the Company’s outstanding balances of real estate loans. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. Of the $113.4 million in commercial real estate loans outstanding at December 31, 2013, $58.8 million or 43.2% were owner-occupied properties.

Residential mortgages for 1-to-4 family properties and home equity loans have underwriting standards that are heavily influenced by statutory requirements, which include, but are not limited to, documentation requirements, limits on maximum loan-to-value percentages, and collection remedies. The Company typically originates shorter-term fixed-rate loans and adjustable-rate mortgages. At December 31, 2013, residential and home equity loans outstanding totaled $83.9 million or 38.2% of real estate mortgage loans.

Overdrafts. Deposit account overdrafts reported as loans totaled $51,000 and $213,000 at December 31, 2013 and 2012, respectively.

Independent loan review is performed by an independent loan review firm that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management and the Audit and Compliance Committee of the Board. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

Concentrations of Credit. Most of the Company’s lending activity occurs within the Commonwealth of Virginia, primarily in the regions of surrounding markets. The majority of the Company’s loan portfolio consists of commercial and industrial and commercial real estate loans. As of December 31, 2013, there were no concentrations of loans related to any single industry in excess of 20% of total loans.

Related Party Loans. In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability.

Activity in related party loans during 2013 is presented in the following table.

(dollars in thousands)
Balance outstanding at December 31, 2012	$6,401
Principal additions	4,574
Principal reductions	(4,449)
Balance outstanding at December 31, 2013	$6,526

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Past Due and Non-Accrual Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. In determining whether or not a borrower may be unable to meet payment obligations for each class of loans, the Company considers the borrower’s debt service capacity through the analysis of current financial information, if available, and/or current information with regards to the Company’s collateral position. Regulatory provisions would typically require the placement of a loan on non-accrual status if (i) principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection or (ii) full payment of principal and interest is not expected. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on non-accrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (at least six months) of repayment performance by the borrower.

The following tables show the aging of past due loans as of December 31, 2013 and December 31, 2012. Also included are loans that are 90 or more days past due but still accruing, because they are well secured and in the process of collection. As of December 31, 2013, the Company had two such credits for a balance of $178,000. As of December 31, 2012, the Company had one loan for a balance of $35,000 that was 90 days or more past due but still accruing.

Past Due Aging as of							90 Days
December 31, 2013	30-59	60-89	90 Days or				Past Due
(dollars in thousands)	Days Past	Days Past	More Past	Total Past		Total	and Still
	Due	Due	Due	Due	Current	Loans	Accruing
Commercial loans	$123	$35	$-	$158	$47,902	$48,060	$-
Real estate construction
Residential construction	-	-	-	-	794	794	-
Other construction and land	34	-	29	63	17,604	17,667	29
Real estate mortgages
1-4 family mortgages	60	26	149	235	54,065	54,300	149
Home equity lines of credit	-	-	-	-	29,612	29,612	-
Multifamily mortgages	-	-	-	-	22,560	22,560	-
Commercial owner occupied	-	-	-	-	58,802	58,802	-
Commercial nonowner occupied	-	139	91	230	54,405	54,635	-
Consumer loans
Consumer revolving credit	-	-	-	-	2,254	2,254	-
Consumer all other credit	93	30	-	123	11,227	11,350	-
Total Loans	$310	$230	$269	$809	$299,225	$300,034	$178

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Past Due Aging as of							90 Days
December 31, 2012	30-59	60-89	90 Days or				Past Due
(dollars in thousands)	Days Past	Days Past	More Past	Total Past		Total	and Still
	Due	Due	Due	Due	Current	Loans	Accruing
Commercial loans	$-	$74	$-	$74	$45,296	$45,370	$-
Real estate construction
Residential construction	-	-	-	-	-	-	-
Other construction and land	38	-	-	38	14,155	14,193	-
Real estate mortgages
1-4 family mortgages	181	-	-	181	56,639	56,820	-
Home equity lines of credit	-	-	35	35	31,398	31,433	35
Multifamily mortgages	-	-	-	-	23,033	23,033	-
Commercial owner occupied	-	-	961	961	56,526	57,487	-
Commercial nonowner occupied	-	-	-	-	44,569	44,569	-
Consumer loans
Consumer revolving credit	-	-	-	-	1,938	1,938	-
Consumer all other credit	9	-	-	9	10,008	10,017	-
Total Loans	$228	$74	$996	$1,298	$283,562	$284,860	$35

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Regulatory guidelines require the Company to reevaluate the fair value of collateral supporting impaired collateral dependent loans on at least an annual basis. While the Company’s policy is to comply with the regulatory guidelines, the Company’s general practice is to reevaluate the fair value of collateral supporting impaired collateral dependent loans on a quarterly basis.

The following tables provide a breakdown by class of the loans classified as impaired loans as of December 31, 2013 and December 31, 2012. These loans are reported at their recorded investment, which is the carrying amount of the loan as reflected on the Company’s balance sheet, net of charge-offs and other amounts applied to reduce the net book balance. Average recorded investment in impaired loans is computed using an average of month-end balances for these loans for the twelve months ended December 31, 2013 and December 31, 2012. Interest income recognized is for the years ended December 31, 2013 and December 31, 2012.

December 31, 2013		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(dollars in thousands)
Impaired loans without a valuation allowance:
Other real estate construction and land	$77	$110	$-	$81	$-
1-4 family residential mortgages	285	380	-	293	11
Commercial owner occupied real estate	1,144	1,144	-	1,414	50
Commercial owner non-occupied real estate	230	274	-	202	-
Impaired loans with a valuation allowance	-	-	-	-	-
Total impaired loans	$1,736	$1,908	$-	$1,990	$61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(dollars in thousands)
Impaired loans without a valuation allowance:
Other real estate construction and land	$194	$229	$-	$337	$25
1-4 family residential mortgages	294	341	-	195	4
Commercial owner occupied real estate	2,328	2,671	-	915	22
Impaired loans with a valuation allowance	-	-	-	-	-
Total impaired loans	$2,816	$3,241	$-	$1,447	$51

Non-accrual loans are shown below by class:

	December 31, 2013	December 31, 2012
	(dollars in thousands)
Other real estate construction and land	$77	$194
1-4 family residential mortgages	60	65
Commercial owner occupied real estate	230	1,144
Total nonaccrual loans	$367	$1,403

Troubled Debt Restructurings (“TDRs”) are also considered impaired loans. TDRs occur when the Bank agrees to modify the original terms of a loan by granting a concession that it would not otherwise consider due to the deterioration in the financial condition of the borrower. These concessions are done in an attempt to improve the paying capacity of the borrower, and in some cases to avoid foreclosure, and are made with the intent to restore the loan to a performing status once sufficient payment history can be demonstrated. These concessions could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions.

The following provides a summary, by class, of modified loans that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and modified loans that have been placed in non-accrual status, which are considered to be nonperforming.

	December 31, 2013		December 31, 2012
(dollars in thousands)	No. of	Recorded	No. of	Recorded
	Loans	Investment	Loans	Investment
Performing TDRs
1-4 family residential mortgages	1	$225	1	$229
Commercial owner occupied real estate	1	1,144	1	1,184
Total performing TDRs	2	$1,369	2	$1,413

Nonperforming TDRs
1-4 family residential mortgages	-	$-	1	$65
Commercial owner occupied real estate	-	-	1	183
Total nonperforming TDRs	-	$-	2	$248

Total TDRs	2	$1,369	4	$1,661

A summary of loans that were modified as TDRs during the years ended December 31, 2013 and 2012 is shown below by class. The Post-Modification Recorded Balance reflects any interest or fees from the original loan which may have been added to the principal balance on the new note as a condition of the TDR. Additionally, the Post-Modification Recorded Balance is reported below at the period end balances, inclusive of all partial principal pay downs and principal charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	During year ended			During year ended
Loans modified at below market rates	December 31, 2013			December 31, 2012
(dollars in thousands)		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Balance	Balance	of Loans	Balance	Balance
1-4 family residential mortgages	-	$-	$-	2	$257	$295
Commercial owner occupied real estate	-	-	-	2	1,466	1,484
Total loans modified during the period	-	$-	$-	4	$1,723	$1,779

The following tables present, by class of loans, information related to loans modified as TDRs that subsequently defaulted during the years ended December 31, 2013 and 2012 and were modified as TDRs during the twelve months prior to default:

	For year ended		For year ended
(dollars in thousands)	December 31, 2013		December 31, 2012
	No. of	Recorded	No. of	Recorded
	Loans	Investment	Loans	Investment
1-4 family residential mortgages	1	$65	-	$-
Commercial owner occupied real estate	1	183	-	-
Total	2	$248	-	$-

Note 4 – Allowance for Loan Losses

A summary of the transactions in the allowance for loan losses for the years ended December 31, 2013 and 2012 appears below:

	2013	2012
	(dollars in thousands)
Balance, beginning of period	$3,267	$3,741
Loans charged off	(161)	(608)
Recoveries	94	213
Net charge-offs	(67)	(395)
Provision for (recovery of) loan losses	160	(79)
Balance, December 31	$3,360	$3,267

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, the Company has segmented certain loans in the portfolio by product type. Within these segments, the Company has sub-segmented its portfolio by classes, based on the associated risks within these classes.

LOAN CLASSES BY SEGMENTS
Commercial loan segment:
Commercial and industrial loans

Real estate construction and land loan segment:
Residential construction loans Other construction and land loans

Real estate mortgage loan segment:
1-4 family mortgages Home equity lines of credit Multifamily mortgages
Commercial owner occupied real estate Commercial non-owner occupied real estate

Consumer loan segment:
Consumer revolving credit
Consumer all other credit

Based upon the internal risk ratings assigned to each credit, a historical loss factor is assigned to the principal balances for each loan class. The historical loss factor is calculated by averaging the actual loan losses, for each loan class, from the previous twelve quarters.

The Company’s internal creditworthiness grading system is based on experiences with similarly graded loans. Category ratings are reviewed quarterly by experienced senior lenders based on each borrower’s situation. Additionally, internal and external monitoring and review of credits are conducted on an annual basis.

Loans that trend upward toward more positive risk ratings generally have a lower risk factor associated. Conversely, loans that migrate toward more negative ratings generally will result in a higher risk factor being applied to those related loan balances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Risk Ratings And Historical Loss Factor Applied

Excellent
0% applied, as these loans are secured by cash and represent a minimal risk. The Company has never experienced a loss for this category.

Good
0% applied, as these loans are secured by marketable securities within margin and represent a low risk. The Company has never experienced a loss for this category.

Pass
Historical loss factor for loans rated “pass” is applied to current balances of like-rated loans, pooled by class. Loans with the following risk ratings are pooled by class and considered together as “pass”:

Satisfactory - modest risk loans where the borrower has strong and liquid financial statement and more than adequate cash flow

Average – average risk loans where the borrower has reasonable debt service capacity

Marginal – acceptable risk loans where the borrower has an acceptable financial statement but is leveraged

Watch – acceptable risk loans which require more attention than normal servicing

Special Mention
These potential problem loans are currently protected but are potentially weak. Historical loss factor for loans rated “special mention” is applied to current balances of like-rated loans pooled by class.

Substandard
These problem loans are inadequately protected by the sound worth and paying capacity of the borrower and/or the value of any collateral pledged. These loans may be considered impaired and evaluated on an individual basis. Otherwise, an historical loss factor for loans rated “substandard” is applied to current balances of all other “substandard” loans pooled by class.

Doubtful
Loans with this rating have significant deterioration in the sound worth and paying capacity of the borrower and/or the value of any collateral pledged, making collection or liquidation of the loan in full highly questionable. These loans would be considered impaired and evaluated on an individual basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following represents the loan portfolio designated by the internal risk ratings assigned to each credit as of December 31, 2013:

				Special	Sub-
Internal Risk Rating Grades	Excellent	Good	Pass	Mention	standard	Doubtful	TOTAL
(dollars in thousands)
Commercial loans	$4,056	$19,464	$24,015	$5	$520	$-	$48,060
Real estate construction
Residential construction	-	-	794	-	-	-	794
Other construction and land	-	-	17,031	530	106	-	17,667
Real estate mortgages
1-4 family mortgages	-	1,934	50,945	593	828	-	54,300
Home equity lines of credit	-	-	29,367	-	245	-	29,612
Multifamily mortgages	-	-	22,560	-	-	-	22,560
Commercial owner occupied	-	-	56,668	-	2,134	-	58,802
Commercial nonowner occupied	-	-	51,884	567	2,184	-	54,635
Consumer loans
Consumer revolving credit	-	1,926	319	-	9	-	2,254
Consumer all other credit	371	8,772	2,153	-	54	-	11,350
Total Loans	$4,427	$32,096	$255,736	$1,695	$6,080	$-	$300,034

The following represents the loan portfolio designated by the internal risk ratings assigned to each credit as of December 31, 2012:

				Special	Sub-
Internal Risk Rating Grades	Excellent	Good	Pass	Mention	standard	Doubtful	TOTAL
(dollars in thousands)
Commercial loans	$3,868	$17,422	$23,424	$260	$396	$-	$45,370
Real estate construction
Residential construction	-	-	-	-	-	-	-
Other construction and land	-	-	13,016	549	628	-	14,193
Real estate mortgages
1-4 family mortgages	-	1,958	52,502	1,063	1,297	-	56,820
Home equity lines of credit	-	-	31,168	-	265	-	31,433
Multifamily mortgages	-	-	23,033	-	-	-	23,033
Commercial owner occupied	-	-	54,132	-	3,355	-	57,487
Commercial nonowner occupied	-	-	41,350	710	2,509	-	44,569
Consumer loans
Consumer revolving credit	-	1,146	783	-	9	-	1,938
Consumer all other credit	234	6,685	3,043	-	55	-	10,017
Total Loans	$4,102	$27,211	$242,451	$2,582	$8,514	$-	$284,860

In addition to the historical factors, the adequacy of the Company’s allowance for credit losses is evaluated through reference to eight qualitative factors, listed below and ranked in order of importance:

1)	Changes in national and local economic conditions, including the condition of various market segments
2)	Changes in the value of underlying collateral
3)	Changes in volume of classified assets, measured as a percentage of capital
4)	Changes in volume of delinquent loans
5)	The existence and effect of any concentrations of credit and changes in the level of such concentrations
6)	Changes in lending policies and procedures, including underwriting standards
7)	Changes in the experience, ability and depth of lending management and staff
8)	Changes in the level of policy exceptions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

It has been the Company’s experience that the first four factors drive losses to a much greater extent than the last four factors; therefore, the first four factors are weighted more heavily. Although the markets served by the Company remain stronger than the national economy as a whole, management continues to pay close attention on a case-by-case basis for any yet unforeseen potential ripple effects of the housing downturn and the related financial market fallout.

Like the historical factors, qualitative factors are not assessed against loans rated “excellent” or rated “good,” since these are fully collateralized by cash or readily marketable securities.

For each segment and class of loans, management must exercise significant judgment to determine the estimation method that fits the credit risk characteristics of its various segments. Although this evaluation is inherently subjective, qualified management utilizes its significant knowledge and experience related to both the market and history of the Company’s loan losses.

During these evaluations, particular characteristics associated with a segment of the loan portfolio are also considered. These characteristics are detailed below:

  Commercial loans not secured by real estate carry risks associated with the successful operation of a business, and the repayments of these loans depend on the profitability and cash flows of the business. Additional risk relates to the value of collateral where depreciation occurs and the valuation is less precise.

  Loans secured by commercial real estate also carry risks associated with the success of the business and the ability to generate a positive cash flow sufficient to service debts. Real estate security diminishes risks only to the extent that a market exists for the subject collateral.

  Consumer loans carry risks associated with the continued creditworthiness of the borrower and the value of the collateral, such as automobiles which may depreciate more rapidly than other assets. In addition, these loans may be unsecured. Consumer loans are more likely than real estate loans to be immediately affected in an adverse manner by job loss, divorce, illness or personal bankruptcy. Consumer loans are further segmented into consumer revolving lines and all other consumer loans.

  Real estate secured construction loans carry risks that a project will not be completed as scheduled and budgeted and that the value of the collateral may, at any point, be less than the principal amount of the loan. Additional risks may occur if the general contractor, who may not be a loan customer, is unable to finish the project as planned due to financial pressures unrelated to the project.

  Residential real estate loans carry risks associated with the continued creditworthiness of the borrower and changes in the value of the collateral.

Impaired loans are individually evaluated and, if deemed appropriate, a specific allocation is made for these loans. In reviewing the seven loans in the amount of $1,736,000 classified as impaired loans at December 31, 2013, there was no valuation allowance on any of these loans after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the customer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Credit Losses Rollforward by Portfolio Segment
For the year ended December 31, 2013
(dollars in thousands)	Commercial	Real Estate	Real Estate	Consumer
	Loans	Construction	Mortgages	Loans	Unallocated	Total
Allowance for Credit Losses:
Balance as of January 1, 2013	$303	$168	$2,750	$46	$-	$3,267
Charge-offs	(22)	-	(139)	-	-	(161)
Recoveries	22	-	48	24	-	94

Provision for (recovery of) loan losses	37	30	148	(36)	(19)	160
Ending Balance	$340	$198	$2,807	$34	$(19)	$3,360

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	340	198	2,807	34	(19)	3,360

Financing Receivables:
Ending Balance:
Individually evaluated for impairment	$-	$77	$1,659	$-	$-	$1,736
Collectively evaluated for impairment	48,060	18,384	218,250	13,604	-	298,298
	$48,060	$18,461	$219,909	$13,604	$-	$300,034

Allowance for Credit Losses Rollforward by Portfolio Segment
For the year ended December 31, 2012
(dollars in thousands)	Commercial	Real Estate	Real Estate	Consumer
	Loans	Construction	Mortgages	Loans	Unallocated	Total
Allowance for Credit Losses:
Balance as of January 1, 2012	$397	$319	$2,954	$68	$3	$3,741
Charge-offs	(132)	(27)	(431)	(18)	-	(608)
Recoveries	7	107	69	30	-	213

Provision for (recovery of) loan losses	31	(231)	158	(34)	(3)	(79)
Ending Balance	$303	$168	$2,750	$46	$-	$3,267

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	303	168	2,750	46	-	3,267

Financing Receivables:
Ending Balance:
Individually evaluated for impairment	$-	$194	$2,622	$-	$-	$2,816
Collectively evaluated for impairment	45,370	13,999	210,720	11,955	-	282,044
	$45,370	$14,193	$213,342	$11,955	$-	$284,860

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Other Real Estate Owned (OREO)

At December 31, 2013, OREO was $2,372,000 and was comprised of a residential property, a commercial condominium, and a residential lot located in Virginia. At December 31, 2012, OREO was carried at $1,746,000.

Changes in the balance for OREO are as follows:

(dollars in thousands)	December 31, 2013	December 31, 2012
Balance at beginning of year, gross	$2,329	$4,242
Transfer from loans	804	-
Previously recognized impairment losses on disposition	-	(262)
Gain on sale of property	-	2
Sales proceeds	-	(1,653)
Balance at end of year, gross	$3,133	$2,329

Less: valuation allowance	(761)	(583)
Balance at end of year, net	$2,372	$1,746

Changes in the valuation allowance for OREO are as follows:

(dollars in thousands)	December 31, 2013	December 31, 2012
Balance at beginning of year	$583	$-
Valuation allowance	178	845
Charge-offs	-	(262)
Recoveries	-	-
Balance at end of year	$761	$583

Expenses applicable to OREO, other than the valuation allowance, were $107,000 for the year ended December 31, 2013 and $63,000 for the year ended December 31, 2012.

Note 6 – Premises and Equipment

Premises and equipment are summarized as follows:

(dollars in thousands)	December 31, 2013	December 31, 2012
Leasehold improvements	$15,439	$15,284
Land	1,207	1,207
Construction and fixed assets in progress	3	-
Furniture and equipment	5,368	5,123
Computer software	1,848	1,824
	$23,865	$23,438
Less: accumulated depreciation
and amortization	14,041	12,784
	$9,824	$10,654

Depreciation and amortization expense amounted to $1,274,000 in 2013 and $1,441,000 in 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Deposits

The aggregate amount of time deposits with a minimum balance of $100,000 was $90,070,000 at December 31, 2013 and $93,218,000 at December 31, 2012.

Brokered deposits totaled $25,045,000 and $28,705,000 at December 31, 2013 and 2012, respectively. These brokered deposits represent reciprocal relationships established under the Certificate of Deposit Account Registry Service (CDARS™), whereby depositors can obtain FDIC insurance on deposits up to at least $50 million or more.

At December 31, 2013, the scheduled maturities of time deposits are as follows:

(dollars in thousands)
2014	$112,659
2015	3,469
2016	4,850
2017	2,255
2018	929
$124,162

Note 8 – Income Taxes

The Company files tax returns in the U.S. federal jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal tax examinations by tax authorities for years prior to 2010.

The Commonwealth of Virginia assesses a Bank Franchise Tax on banks instead of a state income tax. The Bank Franchise Tax expense is reported in non-interest expense and the tax’s calculation is unrelated to taxable income.

For the tax year 2013, the Company and the Bank will file separate federal income tax returns. The Company plans to file consolidated federal income tax returns beginning in 2014 and for the foreseeable future. The tax provision and liability shown below reflects the tax position of the Bank subsidiary only.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net deferred tax assets consist of the following components as of December 31, 2013 and December 31, 2012:

	2013	2012
(dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$1,025	$978
Non-accrual loan interest	7	10
Stock option/grant expense	337	317
Start-up expenses	1	1
Home equity closing costs	63	58
Deferred OREO expense	315	218
Deferred compensation expense	12	9
Deferred loan fees	-	7
Securities available for sale unrealized loss	737	-
Depreciation	585	451
	$3,082	$2,049

Deferred tax liabilities:
Securities available for sale unrealized gain	$-	$594
Deferred loan costs	17	-
Investment from subsidiary income	-	13
	17	607

Net deferred tax assets	$3,065	$1,442

The provision for income taxes charged to operations for years ended December 31, 2013 and 2012 consists of the following:

(dollars in thousands)	2013	2012
Current tax expense	$3,504	$2,827
Deferred tax benefit	(292)	(216)
Provision for income taxes	$3,212	$2,611

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2013 and 2012 due to the following:

(dollars in thousands)	2013	2012
Federal statutory rate	34%	34%
Computed statutory tax expense	$3,501	$2,751
Increase (decrease) in tax resulting from:
Tax-exempt interest income	(169)	(78)
Tax-exempt income from Bank
Owned Life Insurance (BOLI)	(151)	(95)
Stock option expense	14	10
Social dues	5	12
Other	12	11
Provision for income taxes	$3,212	$2,611

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Commitments and Contingent Liabilities

In the normal course of business, there are various outstanding commitments and contingent liabilities, which are not reflected in the accompanying consolidated financial statements. The Company does not anticipate any material loss as a result of these transactions.

As a member of the Federal Reserve System, the Company is required to maintain certain average clearing balances. Those balances include amounts on deposit with the Federal Reserve. For the final weekly reporting period in the years ended December 31, 2013 and December 31, 2012, the amounts of daily average required balances were $0 and $495,000, respectively.

At December 31, 2013, the Company had leased certain of its banking and operations offices under operating lease agreements on terms ranging from 1 to 20 years with renewal options. Rent expense charged to operations under operating lease agreements totaled $1,010,000 in 2013 and $1,035,000 in 2012.

The following is a schedule of future minimum rental payments required under non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2013:

(dollars in thousands)
2014	$951
2015	936
2016	834
2017	705
2018	619
Thereafter	3,051
$7,096

Note 10 – Financial Instruments With Off-Balance Sheet Risk and Credit Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit and standby letters of credit. In addition to the amounts shown below, the Company has extended commitment letters at December 31, 2013 in the amount of $12,364,000 to various borrowers. At December 31, 2012, commitment letters totaled $8,344,000. Commitment letters are done in the normal course of business and typically expire after 120 days. All of these off-balance-sheet instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The totals for financial instruments whose contract amount represents credit risk are shown below as of December 31, 2013 and December 31, 2012.

	Notional Amount
(dollars in thousands)	December 31, 2013	December 31, 2012
Unfunded lines-of-credit	$93,806	$107,310
Letters of credit	5,364	3,550
Total	$99,170	$110,860

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property.

Standby letters of credit are conditional commitments by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.

The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds real estate and bank deposits as collateral supporting those commitments for which collateral is deemed necessary.

The Company has approximately $1,557,000 in deposits in other financial institutions in excess of amounts insured by the FDIC at December 31, 2013.

Note 11 – Related Party Transactions

In 2013, the Company and its subsidiary had business dealings with companies owned by directors of the Company. Payments made to these companies in 2013 include rental expenditures of $443,000 (including reimbursements for taxes, insurance, and other expenses), paid to an entity owned by a director of the Company. For another property owned by an entity in which a different director has a beneficial interest, the Company had a ground lease. In February of 2012, the Company purchased this real estate for $1,200,000, and the approximate dollar value of the interest of the director individually and his immediate family members, without regard to the amount of profit or loss, was $200,000 and $400,000, respectively. Monthly rent for both properties was at a fair market rate as verified by an independent third-party appraisal.

Note 12 – Capital Requirements

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2013 and 2012, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank’s capital ratios remain above the levels designated by bank regulators as “well capitalized” at December 31, 2013. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2013, are presented in the following table:

					Minimum
					To Be Well Capitalized
			Minimum Capital		Under Prompt Corrective
(dollars in thousands)	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk Weighted Assets)
Consolidated	$62,747	18.00%	$27,889	8.00%	N/A	N/A
Bank	$54,434	15.62%	$27,886	8.00%	$34,857	10.00%

Tier 1 Capital
(To Risk Weighted Assets)
Consolidated	$59,387	17.03%	$13,945	4.00%	N/A	N/A
Bank	$51,074	14.65%	$13,943	4.00%	$20,914	6.00%

Tier 1 Capital
(To Average Assets)
Consolidated	$59,387	11.86%	$20,026	4.00%	N/A	N/A
Bank	$51,074	10.20%	$20,026	4.00%	$25,033	5.00%

The Bank’s actual capital amounts and ratios as of December 31, 2012, are presented in the following table:

					Minimum
					To Be Well Capitalized
			Minimum Capital		Under Prompt Corrective
(dollars in thousands)	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk Weighted Assets)	$56,054	16.21%	$27,658	8.00%	$34,573	10.00%
Tier 1 Capital
(To Risk Weighted Assets)	$52,787	15.27%	$13,829	4.00%	$20,744	6.00%
Tier 1 Capital
(To Average Assets)	$52,787	10.87%	$19,432	4.00%	$24,290	5.00%

Note 13 – Dividend Restrictions

The primary source of funds for the dividends paid by the Company to shareholders is dividends received from the Bank. Federal regulations limit the amount of dividends which the Bank can pay to the Company without obtaining prior approval. The amount of cash dividends that the Bank may pay is limited to current year earnings plus retained net profits for the two preceding years. In addition, dividends paid by the Bank would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Notwithstanding the regulatory limitations on cash dividends, the Bank’s Board of Directors approved a cash dividend payment policy that, once combined with any previous cash dividends paid within the last 12 months, the total of which will not exceed 50% of the Bank’s after-tax earnings, excluding any extraordinary items, for the preceding 12-months. If the previous 3 quarterly dividends are not within the preceding 12 months, then only the amounts of dividends paid in the previous 12 months, plus the proposed dividend, in total will not exceed 60% of the Bank’s after-tax earnings.

At December 31, 2013, the maximum amount of retained earnings available to the Bank for cash dividends to the Company was $5,815,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Fair Value Measurements

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the “Fair Value Measurements and Disclosures” topic of FASB ASC 825, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

Fair Value Hierarchy

In accordance with this guidance, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 –	Valuation is based on quoted prices in active markets for identical assets and liabilities.

Level 2 –

Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3 –	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

     Securities Available For Sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balances measured at fair value on a recurring basis as of December 31, 2013:

		Fair Value Measurements at December 31, 2013 Using:
(dollars in thousands)		Quoted Prices in	Significant Other	Significant
	Balance as of	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$44,005	$-	$44,005	$-
Corporate bonds	9,053	-	9,053	-
Asset-backed securities	2,100	-	2,100	-
Mortgage-backed securities/CMOs	55,597	-	55,597	-
Municipal bonds	22,272	-	22,272	-
Total securities available for sale	$133,027	$-	$133,027	$-

The following table presents the balances measured at fair value on a recurring basis as of December 31, 2012:

		Fair Value Measurements at December 31, 2012 Using:
(dollars in thousands)		Quoted Prices in	Significant Other	Significant
	Balance as of	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$63,497	$-	$63,497	$-
Corporate bonds	4,023	-	4,023	-
Asset-backed securities	1,144	-	1,144	-
Mortgage-backed securities/CMOs	25,166	-	25,166	-
Municipal bonds	17,023	-	17,023	-
Total securities available for sale	$110,853	$-	$110,853	$-

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Other Real Estate Owned

Other real estate owned is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the Allowance for Loan Losses. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3.

The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3).

Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses in the Consolidated Statements of Income. The Company had $1,736,000 and $2,816,000 in impaired loans as of December 31, 2013 and December 31, 2012, respectively. None of these impaired loans required a valuation allowance after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the customer.

The following table presents the Company’s assets that were measured at fair value on a nonrecurring basis as of December 31, 2013:

		Fair Value Measurements at December 31, 2013 Using:
(dollars in thousands)			Significant
		Quoted Prices in	Other	Significant
	Balance as of	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Other Real Estate Owned	$2,372	$-	$-	$2,372

The following table presents the Company’s assets that were measured at fair value on a nonrecurring basis as of December 31, 2012:

		Fair Value Measurements at December 31, 2012 Using:
(dollars in thousands)			Significant
		Quoted Prices in	Other	Significant
	Balance as of	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Other Real Estate Owned	$1,746	$-	$-	$1,746

For the assets measured at fair value on a nonrecurring basis as of December 31, 2013, the following table displays quantitative information about Level 3 Fair Value Measurements:

(dollars in thousands)
				Weighted
Description	Fair Value	Valuation Technique	Unobservable Inputs	Average
Assets:
Other Real Estate Owned	$2,372	Market comparables	Discount applied to market comparables *	6%

*	A discount percentage is applied based on age of independent appraisals, current market conditions, and experience within the local market.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following methods and assumptions were used by the Company in estimating the fair value disclosures for financial instruments:

Cash and Short-Term Investments

For those short-term instruments, including cash, due from banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

Interest bearing deposits

The carrying amounts of interest bearing deposits maturing within ninety days approximate their fair value.

Securities

Fair values for securities, excluding restricted securities, are based on third party vendor pricing models. The carrying value of restricted FRB and FHLB stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the following table.

Loan Receivables

The fair value of performing loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar remaining maturities. This calculation ignores loan fees and certain factors affecting the interest rates charged on various loans such as the borrower’s creditworthiness and compensating balances and dissimilar types of real estate held as collateral. The fair value of impaired loans is measured as described within the Impaired Loans section of this note.

Bank Owned Life Insurance

The carrying amounts of Bank Owned Life Insurance approximate fair value.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposit Liabilities

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

Short-Term Borrowings

The carrying amounts of securities sold under agreements to repurchase approximate fair value.

Off-Balance Sheet Financial Instruments

The fair values of loan commitments and standby letters of credit are immaterial. Therefore, they have not been included in the following table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying values and estimated fair values of the Company’s financial instruments as of December 31, 2013 are as follows:

		Fair Value Measurement at December 31, 2013 using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
(dollars in thousands)		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$40,072	$40,072	$-	$-	$40,072
Securities	133,027	-	133,027	-	133,027
Loans, net	296,674	-	-	297,765	297,765
Bank owned life insurance	12,595	-	12,595	-	12,595
Accrued interest receivable	1,247	-	566	681	1,247
Liabilities
Demand deposits and	$306,298	$-	$306,298	$-	$306,298
interest-bearing transaction
and money market accounts
Certificates of deposit	124,162	-	124,391	-	124,391
Securities sold under	16,297	-	16,297	-	16,297
agreements to repurchase
Accrued interest payable	125	-	125	-	125

The carrying values and estimated fair values of the Company’s financial instruments as of December 31, 2012 are as follows:

		Fair Value Measurement at December 31, 2012 using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
(dollars in thousands)		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$71,778	$71,778	$-	$-	$71,778
Securities	116,844	-	116,913	-	116,913
Loans, net	281,593	-	-	289,246	289,246
Bank owned life insurance	12,150	-	12,150	-	12,150
Accrued interest receivable	1,367	-	637	730	1,367
Liabilities
Demand deposits and	$315,279	$-	$315,279	$-	$315,279
interest-bearing transaction
and money market accounts
Certificates of deposit	130,143	-	130,602	-	130,602
Securities sold under	4,000	-	4,000	-	4,000
agreements to repurchase
Accrued interest payable	154	-	154	-	154

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company’s financial instruments will change when interest rate levels change, and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk; however, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

Note 15 – Other Expenses

The Company had the following other expenses as of the dates indicated:

(dollars in thousands)	December 31, 2013	December 31, 2012
ATM, debit and credit card expense	$297	$327
Data processing expenses	949	879
FDIC deposit insurance assessment	248	325
Marketing, advertising and promotion	721	700
Net OREO write downs and expenses	285	908
Professional fees	744	562
Other	2,255	1,967
	$5,499	$5,668

Note 16 – Employee Benefit Plans

The Company has a 401(k) plan available to all employees who are at least 18 years of age. Employees are able to elect the amount to contribute, not to exceed a maximum amount as determined by Internal Revenue Service regulation. In 2012, the Company matched 50% of every dollar contributed by employees up to a maximum of 6% of annual compensation. Effective January 1, 2013, the Bank matched 100% of the first 3% of employee contributions and 50% for the next 2% of employee contributions. Effective January 1, 2014, the company match will be 100% of the first 6% of employee contributions.

“Vesting” refers to the rights of ownership to the assets in the 401(k) accounts. Effective January 1, 2013, matching contributions were fully vested immediately. Through December 31, 2012, Company contributions to the plan were vested by the employees according to the following schedule: 50% after two years of service, 75% after three years of service and 100% after four years of service. Employee contributions to the plan have always been 100% vested.

The Company contributed $277,000 to the plan in 2013 and $216,000 in 2012.

Note 17 – Stock Incentive Plans

The Virginia National Bank 1998 Stock Incentive Plan (“1998 Plan”), 2003 Stock Incentive Plan (“2003 Plan”), and 2005 Stock Incentive Plan (“2005 Plan”) provide for granting of both incentive and nonqualified stock options. The option price of incentive options will not be less than the fair market value of the stock at the time an option is granted. Nonqualified options may be granted at a price established by the Board of Directors, including prices less than the fair market value on the date of grant. Outstanding options generally expire in seven or ten years from the grant date. Stock options generally vest by the fourth or fifth anniversary of the date of the grant. No new grants can be issued under the 1998 Plan or the 2003 Plan as both plans have expired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the shares issued and available under each plan is shown below as of December 31, 2013:

	1998 Plan (1)	2003 Plan (2)	2005 Plan (3)
Aggregate shares issuable	430,100	128,369	230,000
Options issued, net of forfeited and
expired options	(381,089)	(127,240)	(167,751)
Cancelled due to Plan expiration	(49,011)	(1,129)	-
Remaining available for grant	-	-	62,249

Grants issued and outstanding:
Total vested and unvested shares	7,216	52,850	166,358
Fully vested shares	7,216	46,071	158,051

Exercise price range	$18.61 to $23.30	$15.65 to $24.78	$11.74 to $36.74

(1)	At the Annual Meeting of Shareholders of Virginia National Bank, held on May 17, 1999, shareholders approved the 1998 Plan. No new grants can be issued under this plan, since the plan is expired.

(2)	At the Annual Meeting of Shareholders of Virginia National Bank, held on May 21, 2003, shareholders approved the 2003 Plan. No new grants can be issued under this plan, since the plan is expired.

(3)	At the Annual Meeting of Shareholders of Virginia National Bank, held on May 16, 2005, shareholders approved the Virginia National Bank 2005 Stock Incentive Plan, and the Amended and Restated 2005 Stock Incentive Plan (as amended, “2005 Plan”) was approved by shareholders at the annual meeting held on May 15, 2006.

The Company accounts for all of its stock incentive plans under recognition and measurement accounting principles which require that the compensation cost relating to stock-based payment transactions be recognized in financial statements. Stock-based compensation arrangements include stock options and restricted stock. All stock-based payments to employees are required to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. For the years ended December 31, 2013 and December 31, 2012, the Company recognized $106,000 and $105,000, respectively, in compensation expense for stock options and restricted stock grants. As of December 31, 2013, there was $110,000 in unamortized compensation expense remaining to be recognized in future reporting periods through 2017.

Stock Options

Changes in the stock options outstanding related to the 1998 Plan, the 2003 Plan and the 2005 Plan are summarized as follows:

	December 31, 2013
(dollars in thousands, except per share data)		Weighted Average	Aggregate
	Number of Options	Exercise Price	Intrinsic Value
Outstanding at January 1, 2013	232,421	$26.63
Granted	5,000	15.09
Exercised	(100)	11.74
Forfeited	(10,897)	27.30
Outstanding at December 31, 2013	226,424	$26.35	$44

Options exercisable at December 31, 2013	211,338	$27.06	$19

The total intrinsic value of options exercised during the year ended December 31, 2013 was less than $1,000, as only 100 shares were exercised in the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of any grant is estimated at the grant date using the Black-Scholes pricing model. There were no stock option grants issued for the year ended December 31, 2012. During the first quarter of 2013, there was a stock option grant of 5,000 shares. No other stock option grant has been issued during the year ended December 31, 2013. The fair value on the grant issued in 2013 was estimated based on the assumptions noted in the following table:

For the year ended
December 31, 2013
Expected volatility[1]	60.10% - 60.15%
Expected dividends[2]	0.00%
Expected term (in years)[3]	4.0
Risk-free rate[4]	0.67%

[1]	Based on the historical volatility of the Bank’s stock price over the expected life of the options.
[2]	At the time of the grant in the first quarter of 2013, no dividend rate was estimated based on the Bank's history of not paying a cash dividend. Subsequently, the Bank began paying a quarterly cash dividend in the second quarter of 2013.
[3]	Based on the vesting period for the respective option.
[4]	Based upon an interpolated U.S. Treasury yield curve interest rate that corresponds to the contractual life of the option, in effect at the time of the grant.

Summary information pertaining to options outstanding at December 31, 2013 is as follows:

		Weighted-Average	Weighted		Weighted-
		Remaining	Average Exercise		Average Exercise
Exercise Price	Options Outstanding	Contractual Life	Price	Options Exercisable	Price
$11.74 to 20.00	50,304	5.4 Years	$17.32	35,218	$17.72
$20.01 to 30.00	86,880	3.3 Years	24.40	86,880	24.40
$30.01 to 36.74	89,240	2.5 Years	33.34	89,240	33.34
Total	226,424	3.4 Years	$26.35	211,338	$27.06

Restricted Stock

Changes in the restricted stock activity as of December 31, 2013 are summarized as follows:

	December 31, 2013
(dollars in thousands, except per share data)				Weighted Average
	Number of	Grant Date	Aggregate	Remaining
	Shares	Fair Value	Intrinsic Value	Contractual Life
Outstanding at January 1, 2013	575	$12.18
Issued	-	-
Vested	287	12.18
Non-vested at December 31, 2013	288	$12.18	$5	0.9 Years

No restricted stock grants were awarded during 2013 or 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the years ended December 31, 2013 and December 31, 2012. Potential dilutive common stock has no effect on income available to common shareholders.

	December 31, 2013			December 31, 2012
(dollars in thousands, except per share data)		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic earnings per share	$6,896	2,690,237	$2.56	$5,481	2,690,220	$2.04
Effect of dilutive stock options		255	-		-	-
Diluted earnings per share	$6,896	2,690,492	$2.56	$5,481	2,690,220	$2.04

In 2013, stock options representing 220,199 average shares were not included in the calculation of earnings per share, as their effect would have been antidilutive. Stock options representing 232,421 average shares were similarly not included in 2012.

Note 19 – Other Comprehensive Income

A component of the Company’s other comprehensive income, in addition to net income from operations, is the recognition of the unrealized gains and losses on AFS securities, net of income taxes. Reclassifications of unrealized gains and losses on AFS securities are reported in the income statement as “Gain on sale of securities” with the corresponding income tax effect reflected as a component of income tax expense. Amounts reclassified out of accumulated other comprehensive income (loss) are presented below for the years ended December 31, 2013 and December 31, 2012:

(dollars in thousands)	December 31,	December 31,
	2013	2012
Available-for-sale securities
Realized gains on sale of securities	$50	$133
Tax effect	(17)	(45)
Realized gains, net of tax	$33	$88

Note 20 – Segment Reporting

Virginia National Bankshares Corporation has two reportable segments, the Bank and VNBTrust.

Commercial banking involves making loans and generating deposits from individuals and businesses. Loan fee income, service charges from deposit accounts, and other non-interest-related fees such as automatic teller machine fees and safe deposit box fees generate additional income for the Bank.

VNBTrust services include investment management, trust account administration, and estate planning. VNBTrust receives fees on both a fixed basis and a performance basis for providing of these services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies provided earlier in this report. Each reportable segment is a strategic business unit that offers different products and services. They are managed separately, because each segment appeals to different markets and, accordingly, requires different technology and marketing strategies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment information as of, and for the years ended, December 31, 2013 and 2012, is shown in the following tables:

			Consolidated
2013	Bank	VNBTrust	Totals
(dollars in thousands)
Net interest income	$14,421	$28	$14,449
Provision for (recovery of) loan losses	160	-	160
Non-interest income	2,571	15,283	17,854
Non-interest expense	14,072	7,963	22,035
Income before income taxes	2,760	7,348	10,108
Provision for income taxes	711	2,501	3,212
Net income	$2,049	$4,847	$6,896

Total assets	$490,564	$22,430	$512,994

			Consolidated
2012	Bank	VNBTrust	Totals
(dollars in thousands)
Net interest income	$15,606	$17	$15,623
Provision for (recovery of) loan losses	(79)	-	(79)
Non-interest income	2,311	9,729	12,040
Non-interest expense	15,261	4,389	19,650
Income before income taxes	2,735	5,357	8,092
Provision for income taxes	797	1,814	2,611
Net income	$1,938	$3,543	$5,481

Total assets	$493,679	$13,927	$507,606

Note 21 - Condensed Parent Company Financial Statements

Condensed financial statements pertaining only to the Company are presented below. The investment in subsidiary is accounted for using the equity method of accounting.

The Bank paid the Company a cash dividend of $8.5 million on December 18, 2013, after the Reorganization became effective, in order to capitalize the bank holding company. A quarterly cash dividend payment of $135 thousand was authorized by the Bank’s Board of Directors and paid to the Company on December 17, 2013. The payment of dividends by the subsidiary is restricted by various regulatory limitations. Banking regulations also prohibit extensions of credit to the parent company unless appropriately secured by assets. For more detail on dividends, see Note 13 – Dividend Restrictions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Parent Company Only
(dollars in thousands)
BALANCE SHEET
DECEMBER 31, 2013

ASSETS
Cash and due from banks	$8,436
Investments in subsidiary	49,642
Other assets	45
Total assets	$58,123
LIABILITIES & SHAREHOLDERS' EQUITY
Other liabilities	$167
Stockholders' equity	57,956
Total liabilities and stockholders' equity	$58,123

STATEMENT OF INCOME
FOR YEAR ENDED DECEMBER 31, 2013

Dividends from subsidiary	$8,635
Noninterest expense	187
Income before income taxes	$8,448
Income taxes	-
Income before equity in undistributed
earnings of subsidiary	$8,448
Deficit in undistributed earnings
of subsidiary	(1,552)
Net income	$6,896

STATEMENT OF CASH FLOWS
FOR YEAR ENDED DECEMBER 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,896
Adjustments to reconcile net income to
net cash provided by operating activities:
Deficit in undistributed earnings
of subsidiary	1,552
Increase in other assets	(45)
Increase in other liabilities	167
Net cash provided from operating activities	$8,570
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided from investing activities	$-
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(134)
Net cash used in financing activities	$(134)
NET INCREASE IN CASH AND CASH EQUIVALENTS	8,436
CASH AND CASH EQUIVALENTS
Beginning of period	-
End of period	$8,436

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. This assessment was based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992. On May 14, 2013, the COSO issued a revised version of the Framework which will supersede the original Framework at the end of 2014. The Company does not anticipate any change in internal control effectiveness during transition to the new framework during 2014.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Information is incorporated by reference to the information that appears under the headings “Proposal 1 – Election of Directors”, “Executive Compensation – Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Code of Ethics”, “Information about the Board of Directors and Board Committees” and “Audit and Compliance Committee Report” contained in the Company’s 2014 Definitive Proxy Statement (“Definitive Proxy Statement”) to be filed by April 30, 2014.

Item 11. EXECUTIVE COMPENSATION.

This information is incorporated by reference from the “Executive Compensation” section of the Company’s Definitive Proxy Statement to be filed by April 30, 2014.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Other than as set forth below, this information is incorporated by reference from Note 17, “Stock Incentive Plans,” in the notes to consolidated financial statements contained in Item 8 of this Form 10-K and from the “Beneficial Ownership of Company Common Stock” section of the Company’s Definitive Proxy Statement to be filed by April 30, 2014.

The following table summarizes information, as of December 31, 2013, relating to the Company’s 1998 Stock Incentive Plan, 2003 Stock Incentive Plan and 2005 Stock Incentive Plan:

Number of securities
remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under equity
	issued upon exercise of	price of outstanding	compensation plans
	outstanding options,	options, warrants and	(excluding securities
	warrants and rights	rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by security holders	226,424	$26.35	62,249
Equity compensation plans not
approved by security holders	--	--	--
Total	226,424	$26.35	62,249

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

This information is incorporated by reference from the “Information about the Board of Directors and Board Committees” and “Transactions with Related Persons” sections of the Company’s Definitive Proxy Statement to be filed by April 30, 2014. For further information, see Note 11 of the notes to consolidated financial statements contained in Item 8 in this Form 10-K.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

This information is incorporated by reference from the “Independent Auditors” section of the Company’s Definitive Proxy Statement to be filed by April 30, 2014.

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Exhibit Index:

Exhibit Number	Description of Exhibit
2.0	Reorganization Agreement and Plan of Share Exchange, dated as of March 6, 2013, between Virginia National Bank and Virginia National Bankshares Corporation [a]
3.1	Articles of Incorporation of Virginia National Bankshares Corporation, as amended and restated [b]
3.2	Bylaws of Virginia National Bankshares Corporation [c]
10.1	Virginia National Bank 1998 Stock Incentive Plan [d]
10.2	Virginia National Bank 2003 Stock Incentive Plan [e]
10.3	Virginia National Bank Amended and Restated 2005 Stock Incentive Plan [f]
21.0	Subsidiaries of the Registrant [g]
31.1	302 Certification of Principal Executive Officer
31.2	302 Certification of Principal Financial Officer
32.1	906 Certification

[a,b,c]	Incorporated herein by reference to Virginia National Bankshares Corporation’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 18, 2013.
[d]	Incorporated herein by reference to Virginia National Bank’s Definitive Proxy Statement, filed with the Office of the Comptroller of the Currency on or around April 16, 1999.
[e]	Incorporated herein by reference to Virginia National Bank’s Definitive Proxy Statement, filed with the Office of the Comptroller of the Currency on April 24, 2003.
[f]	Incorporated herein by reference to Virginia National Bank’s Definitive Proxy Statement, filed with the Office of the Comptroller of the Currency on March 30, 2006.
[g]	Refer to Item 1, Business beginning on page 3 of this Form 10-K Report for a discussion of Virginia National Bankshares Corporation’s direct and indirect subsidiaries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

VIRGINIA NATIONAL BANKSHARES CORPORATION

	By	/s/ Ronald E. Baron
Ronald E. Baron
Executive Vice President and
Chief Financial Officer
Date: March 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 27, 2014.

Signatures	Title
/s/ Ronald E. Baron	Executive Vice President & Chief Financial Officer
Ronald E. Baron	(principal financial and accounting officer)

/s/ Steven W. Blaine	Director
Steven W. Blaine

/s/ Nancy L. Brody	Director
Nancy L. Brody

/s/ John J. Davies, III	Director
John J. Davies, III

/s/ William D. Dittmar, Jr.	Chairman of the Board
William D. Dittmar, Jr.

/s/ James T. Holland	Director
James T. Holland

/s/ William Bolling Izard, Jr.	Director
William Bolling Izard, Jr.

/s/ Glenn W. Rust	President & Chief Executive Officer and Director
Glenn W. Rust	(principal executive officer)

/s/ Gregory L. Wells	Director
Gregory L. Wells