Form 10-Q
period 2014-03-31
Virginia National Bankshares Corp
filed 2014-05-14
CIK 1572334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

____________

FORM 10-Q
___________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to ____________________

Commission File Number: 000-55117

VIRGINIA NATIONAL BANKSHARES CORPORATION
(Exact name of registrant as specified in its charter)

Virginia	46-2331578
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

404 People Place, Charlottesville, Virginia	22911
(Address of principal executive offices)	(Zip Code)

(434) 817-8621
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          ☒ Yes          ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          ☒ Yes          ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 7, 2014:

Class of Stock	Shares Outstanding
Common Stock, Par Value $2.50	2,696,386

VIRGINIA NATIONAL BANKSHARES CORPORATION

FORM 10-Q

TABLE OF CONTENTS

Part I. Financial Information
Item	1	Financial Statements
	Consolidated Balance Sheets		Page 3
	Consolidated Statements of Income		Page 4
	Consolidated Statements of Comprehensive Income		Page 5
	Consolidated Statements of Changes in Shareholders’ Equity		Page 6
	Consolidated Statements of Cash Flows		Page 7
	Notes to Consolidated Financial Statements		Page 8

Item	2	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations
	Application of Critical Accounting Policies and Estimates		Page 25
	Financial Condition		Page 26
	Results of Operations		Page 29

Item	3	Quantitative and Qualitative Disclosures About Market Risk	Page 32

Item	4	Controls and Procedures	Page 32

Part II. Other Information
Item	1	Legal Proceedings	Page 32
Item	1A	Risk Factors	Page 32
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	Page 32
Item	3	Defaults Upon Senior Securities	Page 32
Item	4	Mine Safety Disclosures	Page 32
Item	5	Other Information	Page 32
Item	6	Exhibits	Page 33

Signatures			Page 34

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	March 31, 2014	December 31, 2013
ASSETS	(Unaudited)
Cash and due from banks	$12,228	$12,871
Federal funds sold	64,619	27,201
Securities:
Available for sale, at fair value	137,177	133,027
Restricted securities, at cost	1,501	1,645
Total securities	138,678	134,672
Total loans	292,058	300,034
Allowance for loan losses	(3,373)	(3,360)
Total loans, net	288,685	296,674
Premises and equipment, net	9,611	9,824
Other real estate owned, net of valuation allowance	2,267	2,372
Bank owned life insurance	12,702	12,595
Accrued interest receivable and other assets	5,186	16,785
Total assets	$533,976	$512,994
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest-bearing	$166,044	$140,911
Interest-bearing	82,135	80,832
Money market deposit accounts	86,786	84,555
Certificates of deposit and other time deposits	125,156	124,162
Total deposits	460,121	430,460
Securities sold under agreements to repurchase	13,448	16,297
Accrued interest payable and other liabilities	1,495	8,281
Total liabilities	475,064	455,038
Shareholders' equity:
Preferred stock, $2.50 par value, 2,000,000
shares authorized, no shares outstanding	-	-
Common stock, $2.50 par value, 10,000,000
shares authorized; 2,690,320 issued and
outstanding at March 31, 2014 and December 31,
2013 (including 288 non-vested shares at
March 31, 2014 and December 31, 2013)	6,725	6,725
Capital surplus	27,934	27,915
Retained earnings	25,119	24,747
Accumulated other comprehensive loss	(866)	(1,431)
Total shareholders' equity	58,912	57,956
Total liabilities and shareholders' equity	$533,976	$512,994

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	For the three months ended
	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)
Interest and dividend income:
Loans, including fees	$3,189	$3,272
Federal funds sold	19	22
Investment securities:
Taxable	524	447
Tax exempt	119	103
Dividends	21	20
Other	3	3
Total interest and dividend income	3,875	3,867
Interest expense:
Demand and savings deposits	50	58
Certificates and other time deposits	167	207
Federal funds purchased and
securities sold under agreements to repurchase	9	2
Total interest expense	226	267
Net interest income	3,649	3,600
Provision for loan losses	-	220
Net interest income after provision for
loan losses	3,649	3,380

Non-interest income:
Trust income	492	575
Customer service fees	215	226
Debit/credit card and ATM fees	173	166
Earnings/increase in value of bank owned life insurance	107	111
Gains on sales of securities	13	-
Other	77	54
Total non-interest income	1,077	1,132
Non-interest expense:
Salaries and employee benefits	2,236	2,027
Net occupancy	492	515
Equipment	146	172
Other	1,291	1,089
Total non-interest expense	4,165	3,803
Income before income taxes	561	709
Provision for income taxes	55	171
Net income	$506	$538
Earnings per share, basic	$0.19	$0.20
Earnings per share, diluted	$0.19	$0.20

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	For the three months ended
	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)
Net income	$506	$538
Other comprehensive income (loss)
Unrealized gains (losses) on securities,
net of tax of $295 and ($197) for
the three months ended March 31,
2014 and March 31, 2013	574	(381)
Reclassification adjustment
net of tax of ($4) and $0 for the
three months ended March 31,
2014 and March 31, 2013	(9)	-
Total other comprehensive income (loss)	565	(381)
Total comprehensive income	$1,071	$157

See Notes to Consolidated Financial Statements.

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Months Ended March 31, 2014 and 2013
(dollars in thousands)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2013	$6,725	$27,915	$24,747	$(1,431)	$57,956
Cash dividend ($0.05 per share)	-	-	(134)	-	(134)
Stock option/grant expense	-	19	-	-	19
Net income	-	-	506	-	506
Other comprehensive income	-	-	-	565	565
Balance, March 31, 2014	$6,725	$27,934	$25,119	$(866)	$58,912

Balance, December 31, 2012	$6,724	$27,809	$18,254	$1,152	$53,939
Stock option/grant expense	-	28	-	-	28
Net income	-	-	538	-	538
Other comprehensive (loss)	-	-	-	(381)	(381)
Balance, March 31, 2013	$6,724	$27,837	$18,792	$771	$54,124

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the three months ended
	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$506	$538
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	-	220
Net amortization and accretion of securities	164	269
Gains on sales of securities	(13)	-
Earnings/increase in value of bank owned life insurance	(107)	(111)
Depreciation and amortization	288	348
Deferred tax benefit	(63)	-
Stock option/stock grant expense	19	28
Writedown of other real estate owned	18	-
Loss on sale of other real estate owned	18	-
Decrease in accrued interest receivable and other assets	11,371	7,044
Decrease in accrued interest payable and other liabilities	(6,786)	(3,399)
Net cash provided by operating activities	5,415	4,937
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(12,027)	(20,822)
Net decrease in restricted investments	144	84
Proceeds from maturities, calls and principal payments of
available for sale securities	7,067	7,143
Proceeds from sale of available for sale securities	1,515	-
Net decrease (increase) in loans	7,881	(7,391)
Proceeds from sale of other real estate owned	177	-
Purchase of bank premises and equipment	(75)	(29)
Net cash provided by (used in) investing activities	4,682	(21,015)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW accounts,
and money market accounts	28,667	(14,452)
Net increase in certificates of deposit and other time deposits	994	2,086
Net decrease in securities sold under agreements to repurchase	(2,849)	(1,007)
Cash dividends	(134)	-
Net cash provided by (used in) financing activities	26,678	(13,373)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$36,775	$(29,451)
CASH AND CASH EQUIVALENTS:
Beginning of period	$40,072	$71,778
End of period	$76,847	$42,327

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$243	$277
Taxes	$2,073	$-
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain (loss) on available for sale securities	$856	$(578)
Transfer of loans to other real estate owned	$108	$-

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2014

Note 1. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Virginia National Bankshares Corporation (the “Company”), its subsidiary Virginia National Bank (the “Bank”), and the Bank’s subsidiary VNBTrust, National Association (“VNBTrust”). All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.

The preparation of financial statements in conformity with GAAP and the reporting guidelines prescribed by regulatory authorities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, deferred tax assets and other real estate owned. Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2013. If needed, certain previously reported amounts have been reclassified to conform to current period presentation. No such reclassifications were significant.

Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

Recent Accounting Pronouncements

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

In January 2014, the FASB issued ASU 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company is currently assessing the impact that ASU 2014-04 will have on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results and include disposals of a major geographic area, a major line of business, or a major equity method investment. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Additionally, the new guidance requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-08 to have a material impact on its consolidated financial statements.

Note 2. Securities

The amortized cost and fair values of securities available for sale as of March 31, 2014 and December 31, 2013 were as follows:

March 31, 2014	Amortized	Gross Unrealized	Gross Unrealized	Fair
(dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Government agencies	$37,260	$689	$(85)	$37,864
Corporate bonds	9,060	36	(28)	9,068
Asset-backed securities	2,147	-	(37)	2,110
Mortgage-backed securities/CMOs	65,483	102	(979)	64,606
Municipal bonds	24,540	11	(1,022)	23,529
	$138,490	$838	$(2,151)	$137,177

December 31, 2013	Amortized	Gross Unrealized	Gross Unrealized	Fair
(dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Government agencies	$43,268	$828	$(91)	$44,005
Corporate bonds	9,066	37	(50)	9,053
Asset-backed securities	2,151	-	(51)	2,100
Mortgage-backed securities/CMOs	56,815	34	(1,252)	55,597
Municipal bonds	23,896	5	(1,629)	22,272
	$135,196	$904	$(3,073)	$133,027

The Company’s securities portfolio is comprised of fixed rate and adjustable rate bonds, whose prices move inversely with interest rates. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Unrealized losses within the Company’s portfolio typically occur as market interest rates rise. Such unrealized losses are considered temporary in nature. An “other-than-temporary impairment” (“OTTI”) is considered to exist if any of the following conditions are met: it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or the Company does not expect to recover the security’s entire amortized cost basis (even if the Company does not intend to sell). In the event that a security would suffer impairment for a reason that was “other than temporary,” the Company would be expected to write down the security’s value to its new fair value, and the amount of the write down would be included in earnings as a realized loss. As of March 31, 2014, management has concluded that none of its investment securities have an OTTI based upon the information available, at this time. Additionally, management has the ability to hold any security with an unrealized loss until maturity or until such time as the value of the security has recovered from its unrealized loss position.

The following table recaps all securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, at March 31, 2014 and December 31, 2013:

March 31, 2014	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
U.S. Government agencies	$2,889	$(41)	$956	$(44)	$3,845	$(85)
Corporate bonds	5,033	(28)	-	-	5,033	(28)
Asset-backed securities	959	(32)	1,151	(5)	2,110	(37)
Mortgage-backed/CMOs	32,821	(649)	11,422	(330)	44,243	(979)
Municipal bonds	14,225	(520)	7,393	(502)	21,618	(1,022)
	$55,927	$(1,270)	$20,922	$(881)	$76,849	$(2,151)

December 31, 2013	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
U.S. Government agencies	$2,889	$(39)	$948	$(52)	$3,837	$(91)
Corporate bonds	5,016	(50)	-	-	5,016	(50)
Asset-backed securities	960	(36)	1,140	(15)	2,100	(51)
Mortgage-backed/CMOs	39,061	(1,079)	8,609	(173)	47,670	(1,252)
Municipal bonds	18,433	(1,451)	2,280	(178)	20,713	(1,629)
	$66,359	$(2,655)	$12,977	$(418)	$79,336	$(3,073)

Securities having carrying values of $27,708,000 at March 31, 2014 were pledged as collateral to secure public deposits and for balances held in the repurchase sweeps product. At December 31, 2013, securities having carrying values of $17,547,000 were similarly pledged.

Restricted securities are securities with limited marketability and consist of stock in the Federal Reserve Bank of Richmond (“FRB”) and the Federal Home Loan Bank of Atlanta (“FHLB”) totaling $1,501,000 as of March 31, 2014 and $1,645,000 as of December 31, 2013. These restricted securities are carried at cost.

Note 3. Loans

The composition of the loan portfolio by loan classification at March 31, 2014 and December 31, 2013 appears below.

	March 31, 2014	December 31, 2013
	(dollars in thousands)
Commercial & industrial loans	$49,441	$48,060
Real estate construction and land
Residential construction	937	794
Other construction and land	18,068	17,667
Total construction and land	19,005	18,461
Real estate mortgage:
1-4 family	53,575	54,300
Home equity loans	28,494	29,612
Multifamily mortgages	18,961	22,560
Commercial owner occupied	56,877	58,802
Commercial non-owner occupied	52,181	54,635
Total real estate mortgage	210,088	219,909
Consumer
Consumer revolving credit	2,042	2,254
Consumer all other credit	11,482	11,350
Total consumer loans	13,524	13,604
Total loans	292,058	300,034
Less: Allowance for loan losses	(3,373)	(3,360)
Net loans	$288,685	$296,674

Accounting guidance requires certain disclosures about investments in impaired loans, the allowance for loan losses and interest income recognized on impaired loans. A loan is considered impaired when it is probable that the Company will be unable to collect all principal and interest amounts according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, expected future cash flows, financial condition of the borrower, and current economic conditions.

Generally, loans are placed on non-accrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other non-accrual loans is recognized only to the extent of interest payments received.

Troubled Debt Restructurings (“TDRs”) are considered impaired loans. TDRs occur when the Company agrees to modify the original terms of a loan by granting a concession that it would not otherwise consider due to the deterioration in the financial condition of the borrower. These concessions are done in an attempt to improve the paying capacity of the borrower, and in some cases to avoid foreclosure, and are made with the intent to restore the loan to a performing status once sufficient payment history can be demonstrated. These concessions could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions.

Following is a breakdown by class of the loans classified as impaired loans as of March 31, 2014 and December 31, 2013. These loans are reported at their recorded investment, which is the carrying amount of the loan as reflected on the Company’s balance sheet, net of charge-offs and other amounts applied to reduce the net book balance. Average recorded investment in impaired loans is computed using an average of month-end balances for these loans for either the three months ended March 31, 2014 or the twelve months ended December 31, 2013. Interest income recognized is for the three months ended March 31, 2014 or the twelve months ended December 31, 2013.

March 31, 2014		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(dollars in thousands)
Impaired loans without a valuation allowance:
Other real estate construction and land	$102	$137	$-	$84	$-
1-4 family residential mortgages	430	527	-	333	2
Home equity loans	35	35	-	12	-
Commercial owner occupied real estate	1,134	1,134	-	1,140	12
Commercial non-owner occupied real estate	138	164	-	138	-
Impaired loans with a valuation allowance	-	-	-	-	-
Total impaired loans	$1,839	$1,997	$-	$1,707	$14

December 31, 2013		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(dollars in thousands)
Impaired loans without a valuation allowance:
Other real estate construction and land	$77	$110	$-	$81	$-
1-4 family residential mortgages	285	380	-	293	11
Commercial owner occupied real estate	1,144	1,144	-	1,414	50
Commercial non-owner occupied real estate	230	274	-	202	-
Impaired loans with a valuation allowance	-	-	-	-	-
Total impaired loans	$1,736	$1,908	$-	$1,990	$61

Non-accruals are shown below by class:

	March 31, 2014	December 31, 2013
	(dollars in thousands)
Other real estate construction and land	$102	$77
1-4 family residential mortgages	206	60
Home equity loans	35	-
Commercial non-owner occupied real estate	138	230
Total non-accrual loans	$481	$367

The following provides a summary, by class, of modified loans that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and modified loans that have been placed in non-accrual status, which are considered to be nonperforming.

Troubled Debt Restructuring (TDRs)	March 31, 2014		December 31, 2013
(dollars in thousands)	No. of	Recorded	No. of	Recorded
	Loans	Investment	Loans	Investment
Performing TDRs
1-4 family residential mortgages	1	$224	1	$225
Commercial owner occupied real estate	1	1,134	1	1,144
Total performing TDRs	2	$1,358	2	$1,369

Nonperforming TDRs
1-4 family residential mortgages	-	$-	-	$-
Commercial owner occupied real estate	-	-	-	-
Total nonperforming TDRs	-	$-	-	$-
Total TDRs	2	$1,358	2	$1,369

No loans were modified under the terms of a TDR during the three months ended March 31, 2014 and 2013.

The following tables present, by class of loans, information related to loans modified as TDRs that subsequently defaulted during the three months ended March 31, 2014 and 2013 and were modified as TDRs during the twelve months prior to default:

	For three months ended		For three months ended
(dollars in thousands)	March 31, 2014		March 31, 2013
	No. of	Recorded	No. of	Recorded
	Loans	Investment	Loans	Investment
1-4 family residential mortgages	-	$-	1	$65
Commercial owner occupied real estate	-	-	1	183
Total	-	$-	2	$248

Note 4. Allowance for Loan Losses

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s quarterly evaluation of the collectability of the loan portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. To determine the total allowance for loan losses, the Company estimates the reserves needed for each segment of the portfolio, including loans analyzed individually and loans analyzed on a pooled basis. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows.

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, the Company has segmented certain loans in the portfolio by product type. Within these segments, the Company has sub-segmented its portfolio by classes within the segments, based on the associated risks within these classes.

Loan Classes by Segments
Commercial loan segment:
Commercial and industrial loans

Real estate construction and land loan segment:
Residential construction loans
Other construction and land loans

Real estate mortgage loan segment:
1-4 family mortgages
Home equity lines of credit
Multifamily mortgages
Commercial owner occupied real estate
Commercial non-owner occupied real estate

Consumer loan segment:
Consumer revolving credit
Consumer all other credit

Based on the internal risk ratings assigned to each credit, a historical loss factor is assigned to the balances for each class of loans, using a cumulative historical loss rate for the most recent twelve quarters. The Company’s internal creditworthiness grading system is based on experiences with similarly graded loans. Higher risk-rated credits are reviewed quarterly by experienced senior lenders based on each borrower’s situation. Additionally, internal monitoring and review of credits is conducted on an annual basis and sixty percent of the loan portfolio is reviewed by an external loan review group.

Loans that trend upward on the risk ratings scale, toward more positive risk ratings, generally exhibit lower risk factor characteristics. Conversely, loans that migrate toward more negative ratings generally will result in a higher risk factor being applied to those related loan balances.

Risk Ratings And Historical Loss Factor Applied

Excellent

0% applied, as these loans are secured by cash and represent a minimal risk. The Company has never experienced a loss within this category.

Good

0% applied, as these loans are secured by marketable securities within margin and represent a low risk. The Company has never experienced a loss within this category.

Pass

Historical loss factor for loans rated “pass” is applied to current balances of like-rated loans, pooled by class. Loans with the following risk ratings are pooled by class and considered together as “pass”:

Satisfactory - modest risk loans where the borrower has strong and liquid financial statements and more than adequate cash flow
Average – average risk loans where the borrower has reasonable debt service capacity
Marginal – acceptable risk loans where the borrower has acceptable financial statements but is leveraged
Watch – acceptable risk loans which require more attention than normal servicing

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

The following represents the loan portfolio designated by the internal risk ratings assigned to each credit as of March 31, 2014 and December 31, 2013.

Internal Risk Rating Grades				Special	Sub-
as of March 31, 2014	Excellent	Good	Pass	Mention	standard	Doubtful	TOTAL
(dollars in thousands)
Commercial loans	$3,905	$21,250	$23,574	$5	$707	$-	$49,441
Real estate construction
Residential construction	-	-	937	-	-	-	937
Other construction and land	-	-	17,442	525	101	-	18,068
Real estate mortgages
1-4 family mortgages	-	1,928	50,414	416	817	-	53,575
Home equity lines of credit	-	-	28,252	-	242	-	28,494
Multifamily mortgages	-	-	18,961	-	-	-	18,961
Commercial owner occupied	-	-	54,613	-	2,264	-	56,877
Commercial nonowner occupied	-	-	50,818	562	801	-	52,181
Consumer loans
Consumer revolving credit	-	1,523	511	-	8	-	2,042
Consumer all other credit	385	8,943	2,101	-	53	-	11,482
Total Loans	$4,290	$33,644	$247,623	$1,508	$4,993	$-	$292,058

Internal Risk Rating Grades				Special	Sub-
as of December 31, 2013	Excellent	Good	Pass	Mention	standard	Doubtful	TOTAL
(dollars in thousands)
Commercial loans	$4,056	$19,464	$24,015	$5	$520	$-	$48,060
Real estate construction
Residential construction	-	-	794	-	-	-	794
Other construction and land	-	-	17,031	530	106	-	17,667
Real estate mortgages
1-4 family mortgages	-	1,934	50,945	593	828	-	54,300
Home equity lines of credit	-	-	29,367	-	245	-	29,612
Multifamily mortgages	-	-	22,560	-	-	-	22,560
Commercial owner occupied	-	-	56,668	-	2,134	-	58,802
Commercial nonowner occupied	-	-	51,884	567	2,184	-	54,635
Consumer loans
Consumer revolving credit	-	1,926	319	-	9	-	2,254
Consumer all other credit	371	8,772	2,153	-	54	-	11,350
Total Loans	$4,427	$32,096	$255,736	$1,695	$6,080	$-	$300,034

In addition to the historical factors, the adequacy of the Company’s allowance for loan losses is evaluated through reference to eight qualitative factors, listed below and ranked in order of importance:

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

Impaired loans are individually evaluated and, if deemed appropriate, a specific allocation is made for these loans. In reviewing the nine loans in the amount of $1,839,000 classified as impaired loans at March 31, 2014, there was no specific valuation allowance on any of these loans after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the customer.

Allowance for Credit Losses Rollforward by Portfolio Segment
For the period ended March 31, 2014
(dollars in thousands)	Commercial	Real Estate	Real Estate	Consumer
	Loans	Construction	Mortgages	Loans	Unallocated	Total
Allowance for Credit Losses:
Balance as of January 1, 2014	$340	$198	$2,807	$34	$(19)	$3,360
Charge-offs	-	-	(2)	-	-	(2)
Recoveries	6	-	1	8	-	15

Provision for (recovery of) loan losses	(29)	7	9	(6)	19	-
Ending Balance	$317	$205	$2,815	$36	$-	$3,373

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	317	205	2,815	36	-	3,373

Financing Receivables:
Ending Balance:
Individually evaluated for impairment	$-	$102	$1,737	$-	$-	$1,839
Collectively evaluated for impairment	49,441	18,903	208,351	13,524	-	290,219
	$49,441	$19,005	$210,088	$13,524	$-	$292,058

Allowance for Credit Losses Rollforward by Portfolio Segment
For the year ended December 31, 2013
(dollars in thousands)	Commercial	Real Estate	Real Estate	Consumer
	Loans	Construction	Mortgages	Loans	Unallocated	Total
Allowance for Credit Losses:
Balance as of January 1, 2013	$303	$168	$2,750	$46	$-	$3,267
Charge-offs	(22)	-	(139)	-	-	(161)
Recoveries	22	-	48	24	-	94

Provision for (recovery of) loan losses	37	30	148	(36)	(19)	160
Ending Balance	$340	$198	$2,807	$34	$(19)	$3,360

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	340	198	2,807	34	(19)	3,360

Financing Receivables:
Ending Balance:
Individually evaluated for impairment	$-	$77	$1,659	$-	$-	$1,736
Collectively evaluated for impairment	48,060	18,384	218,250	13,604	-	298,298
	$48,060	$18,461	$219,909	$13,604	$-	$300,034

As previously mentioned, one of the major factors that the Company uses in evaluating the adequacy of its allowance for loan losses is changes in the volume of delinquent loans. Management monitors payment activity on a regular basis. For all classes of loans, the Company considers the entire balance of the loan to be contractually delinquent if the minimum payment is not received by the due date. Interest and fees continue to accrue on past due loans until they are changed to non-accrual status.

The following tables show the aging of past due loans as of March 31, 2014 and December 31, 2013. Also included are loans that are 90 or more days past due but still accruing, because they are well secured and in the process of collection.

Past Due Aging as of							90 Days
March 31, 2014	30-59	60-89	90 Days or				Past Due
(dollars in thousands)	Days Past	Days Past	More Past	Total Past		Total	and Still
	Due	Due	Due	Due	Current	Loans	Accruing
Commercial loans	$50	$9	$-	$59	$49,382	$49,441	$-
Real estate construction
Residential construction	-	-	-	-	937	937	-
Other construction and land	60	-	138	198	17,870	18,068	-
Real estate mortgages
1-4 family mortgages	452	59	147	658	52,917	53,575	-
Home equity lines of credit	155	-	35	190	28,304	28,494	-
Multifamily mortgages	-	-	-	-	18,961	18,961	-
Commercial owner occupied	-	-	-	-	56,877	56,877	-
Commercial non owner occupied	-	-	-	-	52,181	52,181	-
Consumer loans
Consumer revolving credit	-	-	-	-	2,042	2,042	-
Consumer all other credit	2	-	-	2	11,480	11,482	-
Total Loans	$719	$68	$320	$1,107	$290,951	$292,058	$-

Past Due Aging as of							90 Days
December 31, 2013	30-59	60-89	90 Days or				Past Due
(dollars in thousands)	Days Past	Days Past	More Past	Total Past		Total	and Still
	Due	Due	Due	Due	Current	Loans	Accruing
Commercial loans	$123	$35	$-	$158	$47,902	$48,060	$-
Real estate construction
Residential construction	-	-	-	-	794	794	-
Other construction and land	34	-	29	63	17,604	17,667	29
Real estate mortgages
1-4 family mortgages	60	26	149	235	54,065	54,300	149
Home equity lines of credit	-	-	-	-	29,612	29,612	-
Multifamily mortgages	-	-	-	-	22,560	22,560	-
Commercial owner occupied	-	-	-	-	58,802	58,802	-
Commercial non owner occupied	-	139	91	230	54,405	54,635	-
Consumer loans
Consumer revolving credit	-	-	-	-	2,254	2,254	-
Consumer all other credit	93	30	-	123	11,227	11,350	-
Total Loans	$310	$230	$269	$809	$299,225	$300,034	$178

Note 5. Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the three months ended March 31, 2014 and 2013. Potential dilutive common stock has no effect on income available to common shareholders.

Three Months Ended	March 31, 2014			March 31, 2013
(dollars in thousands,		Weighted	Per		Weighted	Per
except per share data)		Average	Share		Average	Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic earnings per share	$506	2,690,320	$0.19	$538	2,690,220	$0.20
Effect of dilutive stock options	-	6,677	-	-	54	-
Diluted earnings per share	$506	2,696,997	$0.19	$538	2,690,274	$0.20

For the period ended March 31, 2014, 159,383 option shares were considered anti-dilutive, and were excluded from this calculation. For the period ended March 31, 2013, 232,246 option shares were considered anti-dilutive.

Note 6. Stock Compensation Plans

The Virginia National Bank 1998 Stock Incentive Plan (“1998 Plan”), 2003 Stock Incentive Plan (“2003 Plan”), and 2005 Stock Incentive Plan (“2005 Plan”) provide for granting of both incentive and nonqualified stock options, as well as restricted stock and other stock based awards. The option price of incentive options will not be less than the fair market value of the stock at the time an option is granted. Nonqualified options may be granted at a price established by the Board of Directors, including prices less than the fair market value on the date of grant. Outstanding options generally expire in seven or ten years from the grant date. Stock options generally vest by the fourth or fifth anniversary of the date of the grant. No new grants will be issued under the 1998 Plan or the 2003 Plan as both plans have expired.

A summary of the shares issued and available under each Plan is shown below as of March 31, 2014:

	1998 Plan (1)	2003 Plan (2)	2005 Plan (3)
Aggregate shares issuable	430,100	128,369	230,000
Options issued, net of forfeited and
expired options	(381,089)	(119,478)	(153,776)
Cancelled due to Plan expiration	(49,011)	(8,891)	-
Remaining available for grant	-	-	76,224

Grants issued and outstanding:
Total vested and unvested shares	7,216	45,088	152,383
Fully vested shares	7,216	43,650	141,907

Exercise price range	$18.61 to	$15.65 to	$11.74 to
	$23.30	$22.17	$36.74

(1)	At the Annual Meeting of Shareholders of Virginia National Bank, held on May 17, 1999, shareholders approved the 1998 Plan. No new grants can be issued under this plan, since the plan is expired.
(2)	At the Annual Meeting of Shareholders of Virginia National Bank, held on May 21, 2003, shareholders approved the 2003 Plan. No new grants can be issued under this plan, since the plan is expired.
(3)	At the Annual Meeting of Shareholders of Virginia National Bank, held on May 16, 2005, shareholders approved the Virginia National Bank 2005 Stock Incentive Plan, and the Amended and Restated 2005 Stock Incentive Plan (as amended, “2005 Plan”) was approved by shareholders at the annual meeting held on May 15, 2006.

The Company accounts for all of its stock incentive plans under recognition and measurement accounting principles which require that the compensation cost relating to stock-based payment transactions be recognized in financial statements. Stock-based compensation arrangements include stock options and restricted stock. All stock-based payments to employees are required to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. For the three months ended March 31, 2014 and 2013, the Company recognized $19,000 and $28,000, respectively, in compensation expense for stock options and restricted stock grants. As of March 31, 2014, there was $97,000 in unamortized compensation expense remaining to be recognized in future reporting periods through 2017.

Stock Options

Changes in the stock options outstanding related to the 1998 Plan, the 2003 Plan and the 2005 Plan are summarized as follows:

	March 31, 2014
(dollars in thousands, except per share data)		Weighted Average	Aggregate
	Number of Options	Exercise Price	Intrinsic Value
Outstanding at January 1, 2014	226,424	$26.35	$44
Granted	5,000	18.10
Exercised	-	-
Forfeited	(26,737)	31.03
Outstanding at March 31, 2014	204,687	$25.54	$260
Options exercisable at March 31, 2014	192,772	$26.10	$193

The fair value of any grant is estimated at the grant date using the Black-Scholes pricing model. During both the first quarter of 2014 and 2013, there were stock option grants of 5,000 shares. The fair value on the grant issued in 2014 was estimated based on the assumptions noted in the following table:

For the three months ended
March 31, 2014
Expected volatility[1]	29.20%
Expected dividends[2]	1.10%
Expected term (in years)[3]	6.25
Risk-free rate[4]	2.15%

[1]	Based on the monthly historical volatility of the Company’s stock price over the expected life of the options.
[2]	Calculated as the ratio of historical dividends paid per share of common stock to the stock price on the date of grant.
[3]	Based on the average of the contractual life and vesting period for the respective option.
[4]	Based upon an interpolated US Treasury yield curve interest rate that corresponds to the contractual life of the option, in effect at the time of the grant.

Summary information pertaining to options outstanding at March 31, 2014 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
	Number of	Average	Average	Number of	Average
	Options	Remaining	Exercise	Options	Exercise
Exercise Price	Outstanding	Contractual Life	Price	Exercisable	Price
$11.74 to 20.00	55,304	5.6 Years	$17.39	43,390	$17.65
$20.01 to 30.00	76,818	3.3 Years	24.29	76,817	24.29
$30.01 to 36.74	72,565	2.1 Years	33.07	72,565	33.07
Total	204,687	3.5 Years	$25.54	192,772	$26.10

Restricted Stock

No restricted stock grants were awarded during 2013 or the first three months of 2014. Changes in the restricted stock activity as of March 31, 2014 are summarized as follows:

March 31, 2014
(dollars in thousands, except per share data)				Weighted Average
	Number of	Grant Date	Aggregate	Remaining
	Shares	Fair Value	Intrinsic Value	Contractual Life
Outstanding at January 1, 2014	288	$12.18
Issued	-	-
Vested	-	-
Non-vested at March 31, 2014	288	$12.18	$6	0.6 Years

Note 7. Fair Value Measurements

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

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the consolidated financial statements:

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

The following tables present the balances measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

		Fair Value Measurements at March 31, 2014 Using:
(dollars in thousands)
		Quoted Prices in		Significant
	Balance as of	Active Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable Inputs	Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$37,864	$-	$37,864	$-
Corporate bonds	9,068	-	9,068	-
Asset-backed securities	2,110	-	2,110	-
Mortgage-backed securities/CMOs	64,606	-	64,606	-
Municipal bonds	23,529	-	23,529	-
Total securities available for sale	$137,177	$-	$137,177	$-

		Fair Value Measurements at December 31, 2013 Using:
(dollars in thousands)
		Quoted Prices in		Significant
	Balance as of	Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$44,005	$-	$44,005	$-
Corporate bonds	9,053	-	9,053	-
Asset-backed securities	2,100	-	2,100	-
Mortgage-backed securities/CMOs	55,597	-	55,597	-
Municipal bonds	22,272	-	22,272	-
Total securities available for sale	$133,027	$-	$133,027	$-

Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write downs of individual assets. The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

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

Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. The Company had $1,839,000 and $1,736,000 in impaired loans as of March 31, 2014 and December 31, 2013, respectively. None of these impaired loans required a valuation allowance after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the customer.

Other Real Estate Owned

Other real estate owned (“OREO”) is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the Allowance for Loan Losses. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the Consolidated Statements of Income.

The following table presents the Company’s assets that were measured at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013:

		Fair Value Measurements at March 31, 2014 Using:
(dollars in thousands)
		Quoted Prices in	Significant Other	Significant
	Balance as of	Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Other Real Estate Owned	$2,267	$-	$-	$2,267

		Fair Value Measurements at December 31, 2013 Using:
(dollars in thousands)
		Quoted Prices in	Significant Other	Significant
	Balance as of	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Other Real Estate Owned	$2,372	$-	$-	$2,372

For the assets measured at fair value on a nonrecurring basis as of March 31, 2014, the following table displays quantitative information about Level 3 Fair Value Measurements:

(dollars in thousands)
				Weighted
Description	Fair Value	Valuation Technique	Unobservable Inputs	Average
Assets:
Other Real Estate Owned	$2,267	Market comparables	Discount applied to market comparables *	6%

*	A discount percentage is applied based on age of independent appraisals, current market conditions, and experience within the local market.

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

Securities

Fair values for securities, excluding restricted securities, are based on third party vendor pricing models. The carrying value of restricted FRB and FHLB stock is based on the redemption provisions of each entity and is therefore excluded from the following table.

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

Off-Balance Sheet Financial Instruments

The fair values of loan commitments and standby letters of credit are immaterial. Therefore, they have not been included in the following tables.

The carrying values and estimated fair values of the Company's financial instruments as of March 31, 2014 and December 31, 2013 are as follows:

		Fair Value Measurement at March 31, 2014 using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
(dollars in thousands)		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$76,847	$76,847	$-	$-	$76,847
Securities	137,177	-	137,177	-	137,177
Loans, net	288,685	-	-	289,803	289,803
Bank owned life insurance	12,702	-	12,702	-	12,702
Accrued interest receivable	1,151	-	503	648	1,151

Liabilities
Demand deposits and	$334,965	$-	$334,965	$-	$334,965
interest-bearing transaction
and money market accounts
Certificates of deposit	125,156	-	125,382	-	125,382
Securities sold under	13,448	-	13,448	-	13,448
agreements to repurchase
Accrued interest payable	108	-	108	-	108

		Fair Value Measurement at December 31, 2013 using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
(dollars in thousands)		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$40,072	$40,072	$-	$-	$40,072
Securities	133,027	-	133,027	-	133,027
Loans, net	296,674	-	-	297,765	297,765
Bank owned life insurance	12,595	-	12,595	-	12,595
Accrued interest receivable	1,247	-	566	681	1,247

Liabilities
Demand deposits and	$306,298	$-	$306,298	$-	$306,298
interest-bearing transaction
and money market accounts
Certificates of deposit	124,162	-	124,391	-	124,391
Securities sold under	16,297	-	16,297	-	16,297
agreements to repurchase
Accrued interest payable	125	-	125	-	125

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

Note 8. Other Comprehensive Income

A component of the Company’s other comprehensive income, in addition to net income from operations, is the recognition of the unrealized gains and losses on AFS securities, net of income taxes. Reclassifications of unrealized gains and losses on AFS securities are reported in the income statement as “Gain on sale of securities” with the corresponding income tax effect reflected as a component of income tax expense. Amounts reclassified out of accumulated other comprehensive income (loss) are presented below for the three months ended March 31, 2014 and March 31, 2013:

	Three Months Ended
(dollars in thousands)	March 31, 2014	March 31, 2013
Available-for-sale securities
Realized gains on sales of securities	$13	$-
Tax effect	(4)	-
Realized gains, net of tax	$9	$-

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Virginia National Bankshares Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2013, included in the 2013 Form 10-K. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results for the year ending December 31, 2014 or any future period.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT COULD AFFECT FUTURE RESULTS

Certain statements contained or incorporated by reference in this annual report on Form 10-K, including but not limited to, statements concerning future results of operations or financial position, borrowing capacity and future liquidity, future investment results, future credit exposure, future loan losses and plans and objectives for future operations, change in laws and regulations applicable to the Company and its subsidiaries, adequacy of funding sources, actuarial expected benefit payment, valuation of foreclosed assets, regulatory requirements, economic environment and other statements contained herein regarding matters that are not historical facts, are “forward-looking statements” as defined in the Securities Exchange Act of 1934. These statements are not historical facts but instead are subject to numerous assumptions, risks and uncertainties, and represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Any forward-looking statements the Company may make speak only as of the date on which such statements are made. Our actual results and financial position may differ materially from the anticipated results and financial condition indicated in or implied by these forward-looking statements, and the Company makes no commitment to update or revise forward-looking statements in order to reflect new information or subsequent events or changes in expectations.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

The Company considers accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the Company’s consolidated financial statements. The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of financial condition and results of operations.

For additional information regarding critical accounting policies, refer to the Application of Critical Accounting Policies and Critical Accounting Estimates section under Item 7 in the 2013 Form 10-K. There have been no significant changes in the Company’s application of critical accounting policies related to the allowance for loan losses since December 31, 2013.

FINANCIAL CONDITION

Total Assets

The total assets of the Company as of March 31, 2014 were $534.0 million. This is a $21.0 million increase from the December 31, 2013 total asset figure of $513.0 million, and a $43.0 million increase from the March 31, 2013 total asset figure of $491.0 million. The balance sheet increase reported in the first three months of 2014 was attributable in part to significant customer real estate transactions. See the “Deposits” section below, for more information.

Federal Funds Sold

The Company had overnight federal funds sold of $64.6 million at March 31, 2014, compared to $27.2 million at December 31, 2013. At March 31, 2013, the Company had overnight federal funds sold of $30.2 million. The Bank continues to participate in the Federal Reserve Bank of Richmond’s Excess Balance Account (“EBA”). The EBA is a limited-purpose account at the Federal Reserve Bank for the maintenance of excess cash balances held by financial institutions. The Federal Reserve Bank requires the Bank to have its participation in the EBA program managed by a pass-through correspondent bank. The Bank’s pass-through correspondent is Community Bankers Bank of Midlothian, Virginia. The EBA eliminates the potential of concentration risk that comes with depositing excess balances with one or multiple correspondent banks. Balances on deposit in the EBA are considered to be on deposit with the Federal Reserve Bank, with the correspondent bank acting “as agent”. Balances in the EBA cannot be used to satisfy reserve balance requirements or contractual clearing agreements with the Federal Reserve Bank. The Bank initially started participating in this program in March 2012.

The fluctuation in federal funds sold balances is affected by lending activities and levels of deposit accounts. The overnight federal funds sold balance is a reflection of the Company’s excess funds position on any given day. The Company’s Liquidity Management Policy provides guidance on maintaining the proper level of overnight liquidity and contingency funding needs so the Company can meet the potential lending needs of its borrowers, as well as immediate withdrawal requests by its depositors, while deploying any excess funding in a profitable manner.

Securities

The Company’s investment securities portfolio as of March 31, 2014 totaled $138.7 million or an increase of $4.0 million from the $134.7 million reported at December 31, 2013. In accordance with ASC 320, “Investments - Debt and Equity Securities,” the Company has categorized its unrestricted securities portfolio as Available for Sale (“AFS”). At March 31, 2014, the unrestricted securities portfolio totaled $137.2 million.

The following table summarizes the Company's investment securities by type as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014	Percent	December 31, 2013	Percent
	Balance	of Total	Balance	of Total
U.S. Government Agencies	$37,864	27.60%	$44,005	33.08%
Corporate bonds	9,068	6.61%	9,053	6.81%
Asset-backed securities	2,110	1.54%	2,100	1.58%
Mortgage-backed securities	64,606	47.10%	55,597	41.79%
Municipal bonds	23,529	17.15%	22,272	16.74%
Total available for sale securities	$137,177	100.00%	$133,027	100.00%

The Company’s holdings of restricted securities totaled $1.5 million and consisted of stock in the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Atlanta. The level of restricted securities the Bank is required to hold is determined in accordance with membership guidelines provided by both the Federal Reserve Bank Board of Governors and the Federal Home Loan Bank of Atlanta.

The Company’s investment portfolio’s growth during 2014 is primarily focused on maximizing the earning capacity of the Company’s excess liquidity by moving funds from overnight federal funds and into investment securities. Changes in deposit balances and in loan production will impact the overall level of the investment portfolio. The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

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

As of March 31, 2014 total loans held for investment were $292.1 million, a decrease of $7.9 million from the $300.0 million at December 31, 2013. The total at March 31, 2014 is fairly level with the March 31, 2013 balance of $292.2 million. Loans held for investment as a percentage of total assets and as a percentage of deposits at March 31, 2014 were 54.7% and 63.5%, respectively. In this period of lower loan demand, the Company continues to pursue new loan initiatives to promote lending to new and existing qualified borrowers. At the same time, management is maintaining its underwriting standards in order to maintain strong loan quality.

The following table summarizes the Company's loan portfolio by type of loan as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014	Percent	December 31, 2013	Percent
	Balance	of Total	Balance	of Total
Commercial, financial and industrial	$49,441	16.93%	$48,060	16.02%
Real estate - commercial	128,019	43.83%	135,997	45.33%
Real estate - residential mortgage	82,069	28.10%	83,912	27.97%
Real estate - construction	19,005	6.51%	18,461	6.15%
Consumer installment and other	13,524	4.63%	13,604	4.53%
Total loans	$292,058	100.00%	$300,034	100.00%

Allowance for Loan Losses

The allowance for loan losses as a percentage of total loans at March 31, 2014 was 1.15%, compared to a ratio of 1.12% at December 31, 2013.

The following is a summary of the changes in the allowance for loan losses for the three months ended March 31, 2014 and March 31, 2013 (dollars in thousands):

	2014	2013
Allowance for loan losses, January 1	$3,360	$3,267
Chargeoffs	(2)	(22)
Recoveries	15	12
Provision for loan losses	-	220
Allowance for loan losses, March 31	$3,373	$3,477

The relationship of the allowance for loan losses to total loans at March 31, 2014, December 31, 2013, and March 31, 2013 appears below (dollars in thousands):

	March 31,	December 31,	March 31,
	2014	2013	2013
Loans held for investment at period-end	$292,058	$300,034	$292,241
Allowance for loan losses	$3,373	$3,360	$3,477
Allowance as a percent of period-end loans	1.15%	1.12%	1.19%

No provision expense was recorded for the three months ended March 31, 2014. This compared to a provision for loan losses of $220 thousand for the same three month period in 2013.

In general, the Company determines the adequacy of its allowance for loan losses by considering the risk classification and delinquency status of loans and other factors. Management may also establish specific allowances for loans which management believes require allowances greater than those allocated according to their risk classification. The purpose of the allowance is to provide for losses inherent in the loan portfolio. Since risks to the loan portfolio include general economic trends as well as conditions affecting individual borrowers, the allowance is an estimate. The Company is committed to determining, on an ongoing basis, the adequacy of its allowance for loan losses. The Company applies historical loss rates to various pools of loans based on risk rating classifications. In addition, the adequacy of the allowance is further evaluated by applying estimates of loss that could be attributable to any one of the following qualitative factors:

  National and local economic trends;
  Underlying collateral values;
  Loan delinquency status and trends;
  Loan risk classifications;
  Industry concentrations;
  Lending policies;
  Experience, ability and depth of lending staff; and
  Levels of policy exceptions

For additional insight into management’s approach and methodology in estimating the allowance for loan losses, please refer to the earlier discussion of “Allowance for Loan Losses” in Note 4 of the Notes to Consolidated Financial Statements, where management details the roll forward of the allowance by loan portfolio segments. The tables indicate the activity for loans that are charged-off, amounts received from borrowers as recoveries of previously charged-off loan balances, and the allocation by loan portfolio segment of the provision made during the period. The events that can impact the amount of allowance in a given loan segment include any one or all of the following: the recovery of a previously charged-off loan balance; the decline in the amount of classified or delinquent loans in a loan segment from the previous period, which most commonly occurs when these loans are repaid or are foreclosed; or when there are improvements in the ratios used to estimate the probability of loan losses. Improvements to the ratios could include lower historical loss rates, improvements to any of the qualitative factors mentioned above, or reduced loss expectations for individually-classified loans.

Management reviews the adequacy of the Allowance for Loan Losses on a quarterly basis to ensure it is adequate based upon the calculated potential losses inherent in the portfolio. Management believes the allowance for loan losses was adequately provided for as of March 31, 2014.

Risk Elements

At March 31, 2014 the Company had nine loans in the amount of $1.8 million classified as impaired loans. Of this total, $481 thousand were non-accrual loans, and the remaining $1.4 million were Troubled Debt Restructurings (TDRs) which are still accruing interest.

At the end of the first quarter of 2013, the Company had eight loans in the amount of $2.7 million classified as impaired loans. Of this total, $1.3 million were non-accrual loans, and the remaining $1.4 million were TDRs which are still accruing interest.

The Company had no loans past due ninety or more days and still accruing interest in its portfolio as of March 31, 2014, and only two such credits for a total of $178 thousand as of December 31, 2013.

Management identifies potential problem loans through its periodic loan review process and defines potential problem loans as those loans classified as substandard, doubtful, or loss, excluding all non-performing loans, where information known by management indicates serious doubt that the borrower will be able to comply with the present payment terms.

Premises and Equipment

The Company’s premises and equipment, net of depreciation, as of March 31, 2014 totaled $9.6 million as compared to the December 31, 2013 amount of $9.8 million. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method based on the estimated useful lives of assets. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, assets and related accumulated depreciation are removed from the books, and any resulting gain or loss is charged to income.

As of March 31, 2014, the Company and its subsidiaries occupied the following seven full-service banking facilities in the cities of Charlottesville and Winchester, as well as the counties of Albemarle and Orange in Virginia:

Date Opened	Location
July 29, 1998	222 East Main Street, Charlottesville, Virginia
March 15, 1999	1580 Seminole Trail, Charlottesville, Virginia
December 21, 1999	1900 Arlington Boulevard, Charlottesville, Virginia
November 8, 2000	102 East Main Street, Orange, Virginia
January 28, 2002	186 North Loudoun Street, Winchester, Virginia
December 29, 2003	3119 Valley Avenue in Winchester, Virginia
April 28, 2008	404 People Place, Charlottesville, Virginia

The multi-story office building at 404 People Place in Charlottesville also serves as the Company’s corporate headquarters and operations center, as well as the principal offices of VNBTrust.

The Arlington Boulevard and People Place facilities also contain office space that is currently under lease to tenants.

Deposits

Depository accounts represent the Company’s primary source of funds and are comprised of demand deposits, interest-bearing checking accounts, money market deposit accounts and time deposits. These deposits have been provided predominantly by individuals, professionals and small businesses in the Charlottesville/Albemarle area, the Orange County area, and the Winchester area.

Total deposits as of March 31, 2014 were $460.1 million, compared to $430.5 million at December 31, 2013 an increase of $29.6 million or 6.9%. Deposits as of March 31, 2014 increased $27.0 million from the $433.1 million total as of March 31, 2013. The deposit increase reported in the first three months of 2014 was attributable in part to significant customer real estate transactions. Management expects deposit balances to decline in the second quarter as these real estate transactions are fully settled and funds are distributed.

Non-interest bearing demand deposits on March 31, 2014 were $166.0 million, representing 36.1% of total deposits. Interest-bearing transaction and money market accounts totaled $168.9 million, and represent 36.7% of total deposits at March 31, 2014. Collectively, non-interest bearing and interest-bearing transaction and money market accounts represented 72.8% and 71.2% of total deposit accounts at March 31, 2014 and December 31, 2013, respectively. These account types are an excellent source of low-cost funding for the Company.

Certificates of deposit and other time deposit accounts totaled $125.2 million at March 31, 2014. Included in this deposit total are brokered deposits totaling $26.6 million as of March 31, 2014, compared to $25.0 million at December 31, 2013. These brokered deposits are reciprocal relationships established under the Certificate of Deposit Account Registry Service (CDARS)™, whereby depositors can obtain FDIC deposit insurance on account balances of up to $50 million.

RESULTS OF OPERATIONS

Net Income

Net income for the three months ended March 31, 2014 was $506 thousand which is a decrease of 5.9% compared to the $538 thousand reported for the three months ended March 31, 2013. Earnings per share (basic and diluted) were $0.19 per share for the quarter ended March 31, 2014 as compared to $0.20 per share for the same quarter in the prior year. The $32 thousand decrease in net income for the first quarter of 2014 when compared to the same period of 2013 is attributable to $55 thousand lower non-interest income and $362 higher non-interest expenses. Partially offsetting these factors were the positive impact from net interest income being higher by $49 thousand, provision for loan loss and provision for income taxes being lower by $220 thousand and $116 thousand, respectively, for the first quarter of 2014 as compared to the same quarter of 2013.

Net Interest Income

Net interest income is computed as the difference between the interest income on earning assets and the interest expense on deposits and other interest bearing liabilities. Net interest income represents the principal source of revenue for the Company. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

Net interest income for the three months ended March 31, 2014 was $3.649 million, which is an increase of $49 thousand when compared to net interest income of $3.600 million for the three months ended March 31, 2013. Average earning assets for the quarter ended March 31, 2014 were $471.5 million or $13.9 million higher than the $457.6 million in average earning assets for the first quarter of 2013. On average, loan balances and investment securities were 63.4% and 28.7%, respectively, of the earning assets for the first quarter of 2014. Federal Funds Sold and interest bearing bank balances averaged 7.9% of earning assets for the same period.

The earning asset yield, adjusted to a tax equivalent basis, for the three months ended March 31, 2014 was 3.37% or 9 basis points lower than the tax equivalent earning asset yield of 3.46% for the three months ended March 31, 2013. The loan yield for the first quarter of 2014 was 4.33% or 28 basis points lower than the 4.61% loan yield for the same period in 2013. The investment securities yield offset a portion of lower loan yield by increasing 17 basis points to a tax equivalent yield of 2.08% for the first quarter of 2014 as compared to 1.91% for the same quarter in the prior year.

The $49 thousand increase in net interest income is attributable to the collection of a pre-payment penalty fee and a decrease in interest expense. The prepayment penalty fee of $30 thousand was collected from an early repayment of a large commercial real estate loan. Interest expense for the quarter decreased $41 thousand to $226 thousand for the three months ended March 31, 2014 as compared to $267 thousand for the three months ended March 31, 2013. The decrease in interest expense and the increase in non-interest bearing deposit balances resulted in the Company’s cost of funds decreasing 5 basis points to 0.20% for the quarter as opposed to 0.25% for the same period of 2013. The Company’s net interest income continues to benefit from having one of the lowest cost of funds among community banks in the country.

The Company’s tax-equivalent net interest margin for the first three months of 2014 was 3.17% or 5 basis points lower than the 3.22% reported for the same period in 2013.

Provision for Loan Losses

Management’s assessment of the allowance for loan losses, for the quarter ended March 31, 2014, resulted in no provision for loan losses being recorded. The combined effects of improvements in classified loans, the decline in outstanding loan balances, and recoveries of previously charged-off loans resulted in management’s belief that the allowance was adequately provided for at March 31, 2014. During the first quarter ended March 31, 2013, the Company recorded a provision expense of $220 thousand. Further discussion of management’s assessment of the allowance for loan losses is provided earlier in the report and in Note 4 – Allowance for Loan Losses, found in the Notes to the Consolidated Financial Statements.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended
(dollars in thousands)	March 31, 2014	March 31, 2013
Trust income	492	575
Customer service fees	215	226
Debit/credit card and ATM fees	173	166
Earnings/increase in value of bank owned life insurance	107	111
Gains on sales of securities	13	-
Other	77	54
Total non-interest income	1,077	1,132

Non-interest income for the quarter ended March 31, 2014 was $1.077 million or a decrease of $55 thousand from the $1.132 million reported for the quarter ended March 31, 2013. The decreased revenue was the result of a decline in VNBTrust’s fixed fee revenue of $83 thousand based on a lower level of assets under management (“AUM”). The decrease in AUM was the result of (a) the sale of the Swift Run Capital Management, LLC (“SRCM”) to SRCM Holdings, LLC in the second quarter of 2013 and the associated transfer of AUM held by Swift Run Capital, LLC (“SRC Fund”), a private investment fund managed by SRCM, and (b) separately managed accounts that transferred from VNBTrust to SRCM after that sale. At March 31, 2014, VNBTrust had $503.1 million in AUM compared to $623.9 million in AUM at March 31, 2013, exclusive of assets held in the SRC Fund. While VNBTrust will receive on-going royalty payments equal to 20% of the management and performance fees received by SRCM from January 1, 2014 through December 31, 2023 related to clients of VNBTrust that transferred their separately managed assets to SRCM, the Company was unable to verify and record the royalty payment for such revenue earned by SRCM during the first quarter of 2014. These fees are expected to be verified and recorded as revenue in the second quarter of 2014.

The reduction in trust income was offset by increases in brokerage and insurance service fees of $19 thousand and a gain on sale of securities of $13 thousand.

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended
(dollars in thousands)	March 31, 2014	March 31, 2013
Salaries and employee benefits	2,236	2,027
Net occupancy	492	515
Equipment	146	172
Other	1,291	1,089
Total non-interest expense	4,165	3,803

Non-interest expense for the first quarter of 2014 was $4.165 million, an increase of $362 thousand from the $3.803 million reported in the first quarter of 2013. Increases in salaries and employee benefits of $209 thousand and other expense of $202 thousand were partially offset with a decrease in net occupancy of $23 thousand and in equipment costs of $26 thousand.

Salaries and employee benefits increases for the first quarter of 2014 as compared to the first quarter of 2013 are associated with changes to compensation contracts at VNBTrust, as well as increases to 401(k) employer match contributions for all eligible Company employees. Changes to the VNBTrust compensation agreements for 2014 were designed to separate incentive compensation paid from performance fees earned by VNBTrust. The compensation terms require management to recognize costs throughout the year in 2014, as compared to the incentive costs being reported solely in the fourth quarter of 2013.

The increase in other expense is attributable to a number of items, including: attorney collection fees ($13 thousand), OREO costs ($27 thousand), professional and consulting fees ($68 thousand), and deposit insurance premiums ($20 thousand). Professional and consulting fees rose due in part to the outsourcing of internal audit work until the Company’s internal auditor position is filled. Other expense variances are due to the timing of normal purchases rather than year-over-year increases or one-time costs.

The decrease in occupancy expense is associated with the relocation of VNBTrust offices from formerly leased space into available space at the Company’s Pantops office building in Charlottesville and increases in rental income associated with a new tenant.

Liquidity

Liquidity measures the Company’s ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to accommodate possible outflows in deposit accounts, meet loan requests and commitments, maintain reserve requirements, pay operating expenses, manage operations on an ongoing basis, capitalize on new business opportunities and take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. Management seeks to ensure the Company’s funding needs are met by maintaining a level of liquid funds through proactive balance sheet management and access to other funding sources through correspondent banking relationships.

Asset liquidity is provided by maintaining assets that are readily convertible into cash, are capable of being pledged, or will mature in the near future. Our liquid assets may include cash, interest-bearing deposits in banks, investment securities available for sale and federal funds sold. Liability liquidity is provided by access to funding sources including deposits, borrowed funds and federal funds lines of credit. Available borrowing arrangements maintained by the Bank include federal funds lines with three correspondent banks and with the Federal Home Loan Bank of Atlanta, as well as access to the discount window at the Federal Reserve Bank of Richmond. Each of our sources of liquidity is subject to various factors beyond our control; one example could be that the federal funds lines may not be available to be drawn upon if the Company’s financial condition deteriorates and capital levels decline below minimum regulatory capital requirements.

Any excess funds are sold on a daily basis in the federal funds market. On March 31, 2014 the Company sold $64.6 million in the overnight federal funds market.

Shareholders' Equity and Regulatory Capital Ratios

The following table displays the changes in shareholders' equity for the Company from December 31, 2013 to March 31, 2014 (dollars in thousands):

Equity, December 31, 2013	$57,956
Net income	506
Change in net unrealized gains on AFS securities	565
Cash dividends paid	(134)
Equity increase due to expensing of stock options/grants	19
Equity, March 31, 2014	$58,912

The Company’s capital ratios remain above the levels currently designated by bank regulators as "well capitalized" at March 31, 2014. Under the current risk-based capital guidelines of federal regulatory authorities, the Company has a Tier 1 risk-based capital ratio of 17.67% and a total risk-based capital ratio of 18.66%. Both are well in excess of the minimum capital requirements of 4.00% and 8.00%, respectively. Additionally, the Company has a leverage capital ratio of approximately 11.67%, which is well in excess of the minimum 5.00% level designated by bank regulators under “well capitalized” capital guidelines.

Basel III Capital Requirements: In June 2012, the federal bank regulatory agencies issued a series of proposed rules that would revise and strengthen its risk-based and leverage capital requirements and its method for calculating risk-weighted assets. The rules were proposed to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. In July 2013, the federal bank regulatory agencies approved certain revisions to the proposals and finalized new capital requirements for banking organizations.

Effective January 1, 2015, the final rules require the Company and its subsidiaries to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6% of risk-weighted assets (increased from the current requirement of 4%); (iii) a total capital ratio of 8% of risk-weighted assets (unchanged from current requirement); and (iv) a leverage ratio of 4% of total assets. These are the initial capital requirements, which will be phased in over a four-year period. For additional information regarding the new capital requirements, refer to the Supervision and Regulation section, under Item 1. Business, found in the Company’s Form 10-K Report for December 31, 2013.

Based on management’s understanding and interpretation of the new capital rules, it believes that, as of March 31, 2014, the Company and its subsidiaries would meet all regulatory capital adequacy requirements under such rules on a fully phased-in basis as if such requirements were in effect as of such date.

OTHER SIGNIFICANT EVENTS

None

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

               None

ITEM 1A. RISK FACTORS

               Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

               None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

               None

ITEM 4. MINE SAFETY DISCLOSURES

               Not applicable

ITEM 5. OTHER INFORMATION.

               (a) Required 8-K disclosures.

                         None

               (b) Changes in procedures for director nominations by security holders.

                         None

ITEM 6. EXHIBITS.

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

101.0

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Income for the three months ended March 31, 2014 and March 31, 2013, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and March 31, 2013, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2014 and March 31, 2013, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013 and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA NATIONAL BANKSHARES CORPORATION
(	Registrant)

By:	/s/ Glenn W. Rust
Glenn W. Rust
President and Chief Executive Officer

Date:	May 14, 2014

By:	/s/ Ronald E. Baron
Ronald E. Baron
Executive Vice President and Chief Financial Officer

Date:	May 14, 2014