Form 10-Q
period 2014-06-30
Virginia National Bankshares Corp
filed 2014-08-13
CIK 1572334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

____________

FORM 10-Q
___________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       ☐ Yes      ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 8, 2014:

Class of Stock	Shares Outstanding
Common Stock, Par Value $2.50	2,697,536

VIRGINIA NATIONAL BANKSHARES CORPORATION

FORM 10-Q

TABLE OF CONTENTS

Part I.	Financial Information
	Item	1	Financial Statements
		Consolidated Balance Sheets		Page 3
		Consolidated Statements of Income		Page 4
		Consolidated Statements of Comprehensive Income (Loss)		Page 5
		Consolidated Statements of Changes in Shareholders’ Equity		Page 6
		Consolidated Statements of Cash Flows		Page 7
		Notes to Consolidated Financial Statements		Page 8

	Item	2	Management’s Discussion and Analysis of Financial Condition
			and Results of Operations
		Application of Critical Accounting Policies and Estimates		Page 26
		Financial Condition		Page 27
		Results of Operations		Page 30

	Item	3	Quantitative and Qualitative Disclosures About Market Risk	Page 34

	Item	4	Controls and Procedures	Page 34

Part II.	Other Information
	Item	1	Legal Proceedings	Page 34
	Item	1A	Risk Factors	Page 34
	Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	Page 34
	Item	3	Defaults Upon Senior Securities	Page 34
	Item	4	Mine Safety Disclosures	Page 34
	Item	5	Other Information	Page 34
	Item	6	Exhibits	Page 35

Signatures				Page 36

PART I. FINANCIAL INFORMATION ITEM

ITEM 1. FINANCIAL STATEMENTS

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	June 30, 2014	December 31, 2013
ASSETS	(Unaudited)
Cash and due from banks	$14,630	$12,871
Federal funds sold	37,389	27,201
Securities:
Available for sale, at fair value	134,415	133,027
Restricted securities, at cost	1,501	1,645
Total securities	135,916	134,672
Total loans	292,272	300,034
Allowance for loan losses	(3,157)	(3,360)
Total loans, net	289,115	296,674
Premises and equipment, net	9,601	9,824
Other real estate owned, net of valuation allowance	2,248	2,372
Bank owned life insurance	12,811	12,595
Accrued interest receivable and other assets	5,182	16,785
Total assets	$506,892	$512,994
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest-bearing	$141,061	$140,911
Interest-bearing	82,272	80,832
Money market deposit accounts	89,211	84,555
Certificates of deposit and other time deposits	122,585	124,162
Total deposits	435,129	430,460
Securities sold under agreements to repurchase	10,764	16,297
Accrued interest payable and other liabilities	1,177	8,281
Total liabilities	447,070	455,038
Shareholders' equity:
Preferred stock, $2.50 par value, 2,000,000
shares authorized, no shares outstanding	-	-
Common stock, $2.50 par value, 10,000,000
shares authorized; 2,696,386 and 2,690,320
issued and outstanding at June 30, 2014 and
December 31, 2013, respectively (including 288
non-vested shares at June 30, 2014 and
December 31, 2013)	6,740	6,725
Capital surplus	28,043	27,915
Retained earnings	25,362	24,747
Accumulated other comprehensive loss	(323)	(1,431)
Total shareholders' equity	59,822	57,956
Total liabilities and shareholders' equity	$506,892	$512,994

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest and dividend income:
Loans, including fees	$3,107	$3,248	$6,296	$6,520
Federal funds sold	22	12	41	37
Investment securities:
Taxable	526	440	1,050	887
Tax exempt	121	113	240	216
Dividends	21	19	42	39
Other	3	6	6	6
Total interest and dividend income	3,800	3,838	7,675	7,705
Interest expense:
Demand and savings deposits	49	61	99	119
Certificates and other time deposits	171	191	338	398
Federal funds purchased and
securities sold under agreements to repurchase	9	1	18	3
Total interest expense	229	253	455	520
Net interest income	3,571	3,585	7,220	7,185
Provision for (recovery of) loan losses	(118)	45	(118)	265
Net interest income after provision for
loan losses	3,689	3,540	7,338	6,920

Noninterest income:
Trust income	506	837	998	1,412
Customer service fees	224	238	439	464
Debit/credit card and ATM fees	184	189	357	355
Earnings/increase in value of bank owned life insurance	109	111	216	222
Gains on sales of securities	3	16	16	16
Other	124	89	201	143
Total noninterest income	1,150	1,480	2,227	2,612
Noninterest expense:
Salaries and employee benefits	2,356	1,982	4,592	4,009
Net occupancy	491	507	983	1,022
Equipment	121	160	267	332
Other	1,306	1,246	2,597	2,335
Total noninterest expense	4,274	3,895	8,439	7,698
Income before income taxes	565	1,125	1,126	1,834
Provision for income taxes	120	309	175	480
Net income	$445	$816	$951	$1,354
Earnings per share, basic	$0.16	$0.30	$0.35	$0.50
Earnings per share, diluted	$0.16	$0.30	$0.35	$0.50

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income	$445	$816	$951	$1,354
Other comprehensive income (loss)
Unrealized gain (loss) on securities,
net of tax of $281 and $576 for
the three and six months
ended June 30, 2014; and net
of tax of ($950) and ($1,147)
for the three and six months
ended June 30, 2013	545	(1,844)	1,119	(2,225)
Reclassification adjustment
net of tax of ($1) and ($5) for the
three and six months ended
June 30, 2014; and net of tax of
($5) for the three and six
months ended June 30, 2013	(2)	(11)	(11)	(11)
Total other comprehensive income (loss)	543	(1,855)	1,108	(2,236)
Total comprehensive income (loss)	$988	$(1,039)	$2,059	$(882)

See Notes to Consolidated Financial Statements.

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Six Months Ended June 30, 2014 and 2013
(dollars in thousands)
(Unaudited)

				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2013	$6,725	$27,915	$24,747	$(1,431)	$57,956
Cash dividend ($0.125 per share)	-	-	(336)	-	(336)
Stock options exercised	15	98	-	-	113
Stock option/grant expense	-	30	-	-	30
Net income	-	-	951	-	951
Other comprehensive income	-	-	-	1,108	1,108
Balance, June 30, 2014	$6,740	$28,043	$25,362	$(323)	$59,822

Balance, December 31, 2012	$6,724	$27,809	$18,254	$1,152	$53,939
Cash dividend ($0.05 per share)	-	-	(134)	-	(134)
Stock option/grant expense	-	58	-	-	58
Net income	-	-	1,354	-	1,354
Other comprehensive loss	-	-	-	(2,236)	(2,236)
Balance, June 30, 2013	$6,724	$27,867	$19,474	$(1,084)	$52,981

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the six months ended
	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$951	$1,354
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	(118)	265
Net amortization and accretion of securities	353	511
Gains on sales of securities	(16)	(16)
Gains on sales of assets	(11)	-
Earnings/increase in value of bank owned life insurance	(216)	(222)
Depreciation and amortization	577	678
Deferred tax benefit	(63)	-
Stock option/stock grant expense	30	58
Writedown of other real estate owned	64	-
Loss on sale of other real estate owned	9	-
Decrease in accrued interest receivable and other assets	11,095	6,847
Decrease in accrued interest payable and other liabilities	(7,104)	(3,445)
Net cash provided by operating activities	5,551	6,030

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(19,179)	(39,854)
Net decrease in restricted securities	144	84
Proceeds from maturities, calls and principal payments of
available for sale securities	12,643	16,979
Proceeds from maturities, calls and principal payments of
held-to-maturity securities	-	1,275
Proceeds from sale of available for sale securities	6,490	10,698
Proceeds from sale of held-to-maturity securities	-	2,013
Net decrease (increase) in loans	7,433	(9,784)
Proceeds from sale of other real estate owned	295	-
Proceeds from sale of bank premises and equipment	11	-
Purchase of bank premises and equipment	(354)	(123)
Net cash provided by (used in) investing activities	7,483	(18,712)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW accounts,
and money market accounts	6,246	(17,435)
Net decrease in certificates of deposit and other time deposits	(1,577)	(4,060)
Net (decrease) increase in securities sold under agreements to repurchase	(5,533)	5,032
Net equity adjustment for stock options exercised	113	-
Cash dividends paid	(336)	(134)
Net cash used in financing activities	(1,087)	(16,597)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$11,947	$(29,279)

CASH AND CASH EQUIVALENTS:
Beginning of period	$40,072	$71,778
End of period	$52,019	$42,499

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$468	$541
Taxes	$2,438	$2,053

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain (loss) on available for sale securities	$1,679	$(3,388)
Transfer of loans to other real estate owned	$244	$804

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2014

Note 1. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Virginia National Bankshares Corporation (the “Company”), its subsidiary Virginia National Bank (the “Bank”), and the Bank’s subsidiary, VNBTrust, National Association (“VNBTrust”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

The preparation of financial statements in conformity with GAAP and the reporting guidelines prescribed by regulatory authorities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, deferred tax assets and other real estate owned. Operating results for the three-month and six-month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

In June 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606”. This ASU applies to any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition”, most industry-specific guidance, and some cost guidance included in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts”. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To be in alignment with the core principle, an entity must apply a five step process including: identification of the contract(s) with a customer, identification of performance obligations in the contract(s), determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue when (or as) the entity satisfies a performance obligation. Additionally, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer have also been amended to be consistent with the guidance on recognition and measurement. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-09 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures”. This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for the first interim or annual period beginning after December 15, 2014; however, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-11 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Existing guidance in “Compensation – Stock Compensation (Topic 718)”, should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis. The Company is currently assessing the impact that ASU 2014-12 will have on its consolidated financial statements.

Note 2. Securities

The amortized cost and fair values of securities available for sale as of June 30, 2014 and December 31, 2013 were as follows:

June 30, 2014	Amortized	Gross Unrealized	Gross Unrealized	Fair
(dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Government agencies	$34,810	$580	$(45)	$35,345
Corporate bonds	10,109	23	(26)	10,106
Asset-backed securities	2,143	-	(32)	2,111
Mortgage-backed securities/CMOs	63,501	202	(660)	63,043
Municipal bonds	24,342	35	(567)	23,810
	$134,905	$840	$(1,330)	$134,415

December 31, 2013	Amortized	Gross Unrealized	Gross Unrealized	Fair
(dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Government agencies	$43,268	$828	$(91)	$44,005
Corporate bonds	9,066	37	(50)	9,053
Asset-backed securities	2,151	-	(51)	2,100
Mortgage-backed securities/CMOs	56,815	34	(1,252)	55,597
Municipal bonds	23,896	5	(1,629)	22,272
	$135,196	$904	$(3,073)	$133,027

The Company’s securities portfolio is comprised of fixed rate and adjustable rate bonds, whose prices move inversely with interest rates. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Unrealized losses within the Company’s portfolio typically occur as market interest rates rise. Such unrealized losses are considered temporary in nature. An “other-than-temporary impairment” (“OTTI”) is considered to exist if any of the following conditions are met: it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or the Company does not expect to recover the security’s entire amortized cost basis (even if the Company does not intend to sell). In the event that a security would suffer impairment for a reason that was “other than temporary,” the Company would be expected to write down the security’s value to its new fair value, and the amount of the write down would be included in earnings as a realized loss. As of June 30, 2014, management has concluded that none of its investment securities have an OTTI based upon the information available, at this time. Additionally, management has the ability to hold any security with an unrealized loss until maturity or until such time as the value of the security has recovered from its unrealized loss position.

The following table recaps all securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, at June 30, 2014 and December 31, 2013:

June 30, 2014	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
U.S. Government agencies	$982	$(1)	$956	$(44)	$1,938	$(45)
Corporate bonds	3,043	(14)	3,045	(12)	6,088	(26)
Asset-backed securities	-	-	2,111	(32)	2,111	(32)
Mortgage-backed/CMOs	9,755	(32)	27,815	(628)	37,570	(660)
Municipal bonds	3,577	(26)	17,136	(541)	20,713	(567)
	$17,357	$(73)	$51,063	$(1,257)	$68,420	$(1,330)

December 31, 2013	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
U.S. Government agencies	$2,889	$(39)	$948	$(52)	$3,837	$(91)
Corporate bonds	5,016	(50)	-	-	5,016	(50)
Asset-backed securities	960	(36)	1,140	(15)	2,100	(51)
Mortgage-backed/CMOs	39,061	(1,079)	8,609	(173)	47,670	(1,252)
Municipal bonds	18,433	(1,451)	2,280	(178)	20,713	(1,629)
	$66,359	$(2,655)	$12,977	$(418)	$79,336	$(3,073)

Securities having carrying values of $27,106,000 at June 30, 2014 were pledged as collateral to secure public deposits and for balances held in the repurchase sweeps product. At December 31, 2013, securities having carrying values of $17,547,000 were similarly pledged.

Restricted securities are securities with limited marketability and consist of stock in the Federal Reserve Bank of Richmond (“FRB”) and the Federal Home Loan Bank of Atlanta (“FHLB”) totaling $1,501,000 as of June 30, 2014 and $1,645,000 as of December 31, 2013. These restricted securities are carried at cost.

Note 3. Loans

The composition of the loan portfolio by loan classification at June 30, 2014 and December 31, 2013 appears below.

	June 30, 2014	December 31, 2013
	(dollars in thousands)
Commercial & industrial loans	$51,371	$48,060
Real estate construction and land
Residential construction	480	794
Other construction and land	13,545	17,667
Total construction and land	14,025	18,461
Real estate mortgage:
1-4 family	56,843	54,300
Home equity loans	24,131	29,612
Multifamily mortgages	17,869	22,560
Commercial owner occupied	61,833	58,802
Commercial non-owner occupied	54,365	54,635
Total real estate mortgage	215,041	219,909
Consumer
Consumer revolving credit	1,841	2,254
Consumer all other credit	9,994	11,350
Total consumer loans	11,835	13,604
Total loans	292,272	300,034
Less: Allowance for loan losses	(3,157)	(3,360)
Net loans	$289,115	$296,674

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

Following is a breakdown by class of the loans classified as impaired loans as of June 30, 2014 and December 31, 2013. These loans are reported at their recorded investment, which is the carrying amount of the loan as reflected on the Company’s balance sheet, net of charge-offs and other amounts applied to reduce the net book balance. Average recorded investment in impaired loans is computed using an average of month-end balances for these loans for either the six months ended June 30, 2014 or the twelve months ended December 31, 2013. Interest income recognized is for the six months ended June 30, 2014 or the twelve months ended December 31, 2013.

June 30, 2014		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(dollars in thousands)
Impaired loans without a valuation allowance:
Other construction and land	$73	$110	$-	$88	$1
1-4 family residential mortgages	556	681	-	401	8
Home equity lines of credit	89	169	-	27	3
Commercial owner occupied real estate	1,127	1,127	-	1,135	24
Commercial non-owner occupied real estate	-	-	-	92	-
Impaired loans with a valuation allowance	-	-	-	-	-
Total impaired loans	$1,845	$2,087	$-	$1,743	$36

December 31, 2013		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(dollars in thousands)
Impaired loans without a valuation allowance:
Other construction and land	$77	$110	$-	$81	$-
1-4 family residential mortgages	285	380	-	293	11
Commercial owner occupied real estate	1,144	1,144	-	1,414	50
Commercial non-owner occupied real estate	230	274	-	202	-
Impaired loans with a valuation allowance	-	-	-	-	-
Total impaired loans	$1,736	$1,908	$-	$1,990	$61

Non-accruals are shown below by class:

	June 30, 2014	December 31, 2013
	(dollars in thousands)
Other construction and land	$73	$77
1-4 family residential mortgages	333	60
Home equity lines of credit	89	-
Commercial non-owner occupied real estate	-	230
Total non-accrual loans	$495	$367

The following provides a summary, by class, of modified loans that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and modified loans that have been placed in non-accrual status, which are considered to be nonperforming.

Troubled Debt Restructuring (TDRs)	June 30, 2014		December 31, 2013
(dollars in thousands)	No. of	Recorded	No. of	Recorded
	Loans	Investment	Loans	Investment
Performing TDRs
1-4 family residential mortgages	1	$223	1	$225
Commercial owner occupied real estate	1	1,127	1	1,144
Total performing TDRs	2	$1,350	2	$1,369

Nonperforming TDRs	-	$-	-	$-
Total TDRs	2	$1,350	2	$1,369

No loans were modified under the terms of a TDR during the six months ended June 30, 2014 and 2013.

The following tables present, by class of loans, information related to loans modified as TDRs that subsequently defaulted during the six months ended June 30, 2014 and 2013 and were modified as TDRs during the twelve months prior to default:

	For six months ended		For six months ended
(dollars in thousands)	June 30, 2014		June 30, 2013
	No. of	Recorded	No. of	Recorded
	Loans	Investment	Loans	Investment
1-4 family residential mortgages	-	$-	1	$65
Commercial owner occupied real estate	-	-	1	183
Total	-	$-	2	$248

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

The following represents the loan portfolio designated by the internal risk ratings assigned to each credit as of June 30, 2014 and December 31, 2013.

Internal Risk Rating Grades				Special	Sub-
as of June 30, 2014	Excellent	Good	Pass	Mention	standard	Doubtful	Total
(dollars in thousands)
Commercial loans	$3,867	$22,080	$24,924	$4	$496	$-	$51,371
Real estate construction
Residential construction	-	-	480	-	-	-	480
Other construction and land	-	-	12,953	519	73	-	13,545
Real estate mortgages
1-4 family mortgages	-	1,922	53,743	414	764	-	56,843
Home equity lines of credit	-	-	23,960	-	171	-	24,131
Multifamily mortgages	-	-	17,869	-	-	-	17,869
Commercial owner occupied	-	-	59,892	-	1,941	-	61,833
Commercial nonowner occupied	-	-	54,365	-	-	-	54,365
Consumer loans
Consumer revolving credit	-	1,447	385	-	9	-	1,841
Consumer all other credit	388	7,654	1,900	-	52	-	9,994
Total Loans	$4,255	$33,103	$250,471	$937	$3,506	$-	$292,272

Internal Risk Rating Grades				Special	Sub-
as of December 31, 2013	Excellent	Good	Pass	Mention	standard	Doubtful	Total
(dollars in thousands)
Commercial loans	$4,056	$19,464	$24,015	$5	$520	$-	$48,060
Real estate construction
Residential construction	-	-	794	-	-	-	794
Other construction and land	-	-	17,031	530	106	-	17,667
Real estate mortgages
1-4 family mortgages	-	1,934	50,945	593	828	-	54,300
Home equity lines of credit	-	-	29,367	-	245	-	29,612
Multifamily mortgages	-	-	22,560	-	-	-	22,560
Commercial owner occupied	-	-	56,668	-	2,134	-	58,802
Commercial nonowner occupied	-	-	51,884	567	2,184	-	54,635
Consumer loans
Consumer revolving credit	-	1,926	319	-	9	-	2,254
Consumer all other credit	371	8,772	2,153	-	54	-	11,350
Total Loans	$4,427	$32,096	$255,736	$1,695	$6,080	$-	$300,034

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

Impaired loans are individually evaluated and, if deemed appropriate, a specific allocation is made for these loans. In reviewing the eight loans in the amount of $1,845,000 classified as impaired loans at June 30, 2014, there was no specific valuation allowance on any of these loans after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the customer.

Allowance for Credit Losses Rollforward by Portfolio Segment
For the period ended June 30, 2014
(dollars in thousands)	Commercial	Real Estate	Real Estate	Consumer
	Loans	Construction	Mortgages	Loans	Total
Allowance for Credit Losses:
Balance as of January 1, 2014	$340	$198	$2,788	$34	$3,360
Charge-offs	-	-	(110)	-	(110)
Recoveries	13	-	4	8	25
Provision for (recovery of) loan losses	(43)	(42)	(24)	(9)	(118)
Ending Balance	$310	$156	$2,658	$33	$3,157

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	310	156	2,658	33	3,157

Financing Receivables:
Ending Balance:
Individually evaluated for impairment	$-	$73	$1,772	$-	$1,845
Collectively evaluated for impairment	51,371	13,952	213,269	11,835	290,427
	$51,371	$14,025	$215,041	$11,835	$292,272

Allowance for Credit Losses Rollforward by Portfolio Segment
For the year ended December 31, 2013
(dollars in thousands)	Commercial	Real Estate	Real Estate	Consumer
	Loans	Construction	Mortgages	Loans	Total
Allowance for Credit Losses:
Balance as of January 1, 2013	$303	$168	$2,750	$46	$3,267
Charge-offs	(22)	-	(139)	-	(161)
Recoveries	22	-	48	24	94
Provision for (recovery of) loan losses	37	30	129	(36)	160
Ending Balance	$340	$198	$2,788	$34	$3,360

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	340	198	2,788	34	3,360

Financing Receivables:
Ending Balance:
Individually evaluated for impairment	$-	$77	$1,659	$-	$1,736
Collectively evaluated for impairment	48,060	18,384	218,250	13,604	298,298
	$48,060	$18,461	$219,909	$13,604	$300,034

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

The following tables show the aging of past due loans as of June 30, 2014 and December 31, 2013. Also included are loans that are 90 or more days past due but still accruing, because they are well secured and in the process of collection.

							90 Days
Past Due Aging as of	30-59		90 Days or				Past Due
June 30, 2014	Days Past	60-89 Days	More Past	Total Past		Total	and Still
(dollars in thousands)	Due	Past Due	Due	Due	Current	Loans	Accruing
Commercial loans	$71	$24	$-	$95	$51,276	$51,371	$-
Real estate construction
Residential construction	-	-	-	-	480	480	-
Other construction and land	32	58	-	90	13,455	13,545	-
Real estate mortgages
1-4 family mortgages	25	24	176	225	56,618	56,843	-
Home equity lines of credit	129	-	-	129	24,002	24,131	-
Multifamily mortgages	-	-	-	-	17,869	17,869	-
Commercial owner occupied	-	-	-	-	61,833	61,833	-
Commercial non owner occupied	-	-	-	-	54,365	54,365	-
Consumer loans
Consumer revolving credit	-	-	-	-	1,841	1,841	-
Consumer all other credit	-	-	45	45	9,949	9,994	45
Total Loans	$257	$106	$221	$584	$291,688	$292,272	$45

							90 Days
Past Due Aging as of	30-59		90 Days or				Past Due
December 31, 2013	Days Past	60-89 Days	More Past	Total Past		Total	and Still
(dollars in thousands)	Due	Past Due	Due	Due	Current	Loans	Accruing
Commercial loans	$123	$35	$-	$158	$47,902	$48,060	$-
Real estate construction
Residential construction	-	-	-	-	794	794	-
Other construction and land	34	-	29	63	17,604	17,667	29
Real estate mortgages
1-4 family mortgages	60	26	149	235	54,065	54,300	149
Home equity lines of credit	-	-	-	-	29,612	29,612	-
Multifamily mortgages	-	-	-	-	22,560	22,560	-
Commercial owner occupied	-	-	-	-	58,802	58,802	-
Commercial non owner occupied	-	139	91	230	54,405	54,635	-
Consumer loans
Consumer revolving credit	-	-	-	-	2,254	2,254	-
Consumer all other credit	93	30	-	123	11,227	11,350	-
Total Loans	$310	$230	$269	$809	$299,225	$300,034	$178

Note 5. Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the three and six months ended June 30, 2014 and 2013. Potential dilutive common stock has no effect on income available to common shareholders.

Three Months Ended	June 30, 2014			June 30, 2013
(dollars in thousands,		Weighted	Per		Weighted	Per
except per share data)		Average	Share		Average	Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic earnings per share	$445	2,695,386	$0.16	$816	2,690,220	$0.30
Effect of dilutive stock options	-	10,968	-	-	104	-
Diluted earnings per share	$445	2,706,354	$0.16	$816	2,690,324	$0.30

Six Months Ended	June 30, 2014			June 30, 2013
(dollars in thousands,		Weighted	Per		Weighted	Per
except per share data)		Average	Share		Average	Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic earnings per share	$951	2,692,867	$0.35	$1,354	2,690,220	$0.50
Effect of dilutive stock options	-	8,834	-	-	79	-
Diluted earnings per share	$951	2,701,701	$0.35	$1,354	2,690,299	$0.50

For the period ended June 30, 2014, 142,708 option shares were considered anti-dilutive, and were excluded from this calculation. For the period ended June 30, 2013, 227,789 option shares were considered anti-dilutive.

Note 6. Stock Compensation Plans

At the Annual Shareholders Meeting on May 21, 2014, shareholders approved the Virginia National Bankshares Corporation 2014 Stock Incentive Plan (“2014 Plan”). The 2014 Plan makes available up to 250,000 shares of the Company’s common stock to be issued to plan participants. Similar to the Virginia National Bank 1998 Stock Incentive Plan (“1998 Plan”), 2003 Stock Incentive Plan (“2003 Plan”), and 2005 Stock Incentive Plan (“2005 Plan”), the 2014 Plan provides for granting of both incentive and nonqualified stock options, as well as restricted stock and other stock based awards. No new grants will be issued under the 1998 Plan or the 2003 Plan as both plans have expired. The 2005 Plan will expire on December 20, 2014.

For all Plans, the option price of incentive options will not be less than the fair market value of the stock at the time an option is granted. Nonqualified options may be granted at a price established by the Board of Directors, including prices less than the fair market value on the date of grant. Outstanding options generally expire in seven or ten years from the grant date. Stock options generally vest by the fourth or fifth anniversary of the date of the grant.

A summary of the shares issued and available under each of the Company’s stock incentive plans (the “Plans”) is shown below as of June 30, 2014:

	1998 Plan (1)	2003 Plan (2)	2005 Plan (3)	2014 Plan (4)
Aggregate shares issuable	430,100	128,369	230,000	250,000
Options issued, net of forfeited and
expired options	(381,089)	(119,478)	(149,751)	-
Cancelled due to Plan expiration	(49,011)	(8,891)	-	-
Remaining available for grant	-	-	80,249	250,000

Grants issued and outstanding:
Total vested and unvested shares	1,150	45,088	148,358	-
Fully vested shares	1,150	45,088	137,881	-

Exercise price range	$23.30 to	$15.65 to	$11.74 to	N/A
	$23.30	$22.17	$36.74

(1)	At the Annual Meeting of Shareholders of Virginia National Bank, held on May 17, 1999, shareholders approved the 1998 Plan. No new grants can be issued under this plan, since the plan is expired.
(2)	At the Annual Meeting of Shareholders of Virginia National Bank, held on May 21, 2003, shareholders approved the 2003 Plan. No new grants can be issued under this plan, since the plan is expired.
(3)	At the Annual Meeting of Shareholders of Virginia National Bank, held on May 16, 2005, shareholders approved the Virginia National Bank 2005 Stock Incentive Plan, and the Amended and Restated 2005 Stock Incentive Plan (as amended, “2005 Plan”) was approved by shareholders at the annual meeting held on May 15, 2006. This Plan will terminate on December 20, 2014
(4)	At the Annual Meeting of Shareholders of Virginia National Bankshares Corporation, held on May 21, 2014, shareholders approved the 2014 Plan. This Plan will terminate on March 17, 2024, unless sooner terminated by the Board of Directors.

The Company accounts for all of its stock incentive plans under recognition and measurement accounting principles which require that the compensation cost relating to stock-based payment transactions be recognized in financial statements. Stock-based compensation arrangements include stock options and restricted stock. All stock-based payments to employees are required to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. For the six months ended June 30, 2014 and 2013, the Company recognized $30,000 and $58,000, respectively, in compensation expense for stock options and restricted stock grants. As of June 30, 2014, there was $86,000 in unamortized compensation expense remaining to be recognized in future reporting periods through 2017.

Stock Options

Changes in the stock options outstanding related to all of the Plans are summarized as follows:

	June 30, 2014
(dollars in thousands, except per share data)		Weighted Average	Aggregate
	Number of Options	Exercise Price	Intrinsic Value
Outstanding at January 1, 2014	226,424	$26.35	$44
Granted	5,000	18.10
Exercised	(6,066)	18.61
Forfeited	(30,762)	31.30
Outstanding at June 30, 2014	194,596	$25.60	$306

Options exercisable at June 30, 2014	184,119	$26.11	$239

The fair value of any grant is estimated at the grant date using the Black-Scholes pricing model. During both the first quarter of 2014 and 2013, there were stock option grants of 5,000 shares. The fair value on the grant issued in 2014 was estimated based on the assumptions noted in the following table:

For the six months ended
June 30, 2014
Expected volatility[1]	29.20%
Expected dividends[2]	1.10%
Expected term (in years)[3]	6.25
Risk-free rate[4]	2.15%

[1]	Based on the monthly historical volatility of the Company’s stock price over the expected life of the options.
[2]	Calculated as the ratio of historical dividends paid per share of common stock to the stock price on the date of grant.
[3]	Based on the average of the contractual life and vesting period for the respective option.
[4]	Based upon an interpolated US Treasury yield curve interest rate that corresponds to the contractual life of the option, in effect at the time of the grant.

Summary information pertaining to options outstanding at June 30, 2014 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
	Number of	Average	Average	Number of	Average
	Options	Remaining	Exercise	Options	Exercise
Exercise Price	Outstanding	Contractual Life	Price	Exercisable	Price
$11.74 to 20.00	49,238	6.0 Years	$17.25	38,762	$17.42
$20.01 to 30.00	76,818	3.1 Years	24.29	76,817	24.29
$30.01 to 36.74	68,540	1.9 Years	33.08	68,540	33.08
Total	194,596	3.4 Years	$25.60	184,119	$26.11

Restricted Stock

No restricted stock grants were awarded during 2013 or the first six months of 2014. Changes in the restricted stock activity as of June 30, 2014 are summarized as follows:

				Weighted Average
	Number of	Grant Date	Aggregate	Remaining
(dollars in thousands, except per share data)	Shares	Fair Value	Intrinsic Value	Contractual Life
Outstanding at January 1, 2014	288	$12.18
Issued	-	-
Vested	-	-
Non-vested at June 30, 2014	288	$12.18	$7	0.4 Years

Note 7. Fair Value Measurements

Determination of Fair Value

The Company follows ASC 820, “Fair Value Measurements and Disclosures”, to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. This codification clarifies that the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

The following tables present the balances measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

		Fair Value Measurements at June 30, 2014 Using:
(dollars in thousands)
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$35,345	$-	$35,345	$-
Corporate bonds	10,106	-	10,106	-
Asset-backed securities	2,111	-	2,111	-
Mortgage-backed securities/CMOs	63,043	-	63,043	-
Municipal bonds	23,810	-	23,810	-
Total securities available for sale	$134,415	$-	$134,415	$-

		Fair Value Measurements at December 31, 2013 Using:
(dollars in thousands)
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$44,005	$-	$44,005	$-
Corporate bonds	9,053	-	9,053	-
Asset-backed securities	2,100	-	2,100	-
Mortgage-backed securities/CMOs	55,597	-	55,597	-
Municipal bonds	22,272	-	22,272	-
Total securities available for sale	$133,027	$-	$133,027	$-

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

Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. The Company had $1,845,000 and $1,736,000 in impaired loans as of June 30, 2014 and December 31, 2013, respectively.

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

The following table presents the Company’s assets that were measured at fair value on a nonrecurring basis as of June 30, 2014 and December 31, 2013:

Fair Value Measurements at June 30, 2014 Using:
(dollars in thousands)			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Other Real Estate Owned	$2,248	$-	$-	$2,248

Fair Value Measurements at December 31, 2013 Using:
(dollars in thousands)			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Other Real Estate Owned	$2,372	$-	$-	$2,372

For the assets measured at fair value on a nonrecurring basis as of June 30, 2014, the following table displays quantitative information about Level 3 Fair Value Measurements:

(dollars in thousands)
				Weighted
Description	Fair Value	Valuation Technique	Unobservable Inputs	Average
Assets:
Other Real Estate Owned	$2,248	Market comparables	Discount applied to market comparables *	3.8%

* A discount percentage is applied based on age of independent appraisals, current market conditions, and cost to sell.

ASC 825, “Financial Instruments”, requires disclosures about fair value of financial instruments for interim periods and excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

Cash and cash equivalents

For those short-term instruments, including cash, due from banks, federal funds sold and interest-bearing deposits maturing within ninety days, the carrying amount is a reasonable estimate of fair value.

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

Certificates of deposit

The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

Securities sold under agreements to repurchase

The carrying amounts of securities sold under agreements to repurchase approximate fair value.

Off-balance sheet financial instruments

The fair values of unfunded loan commitments and standby letters of credit were immaterial. Therefore, they have not been included in the following tables.

The carrying values and estimated fair values of the Company's financial instruments as of June 30, 2014 and December 31, 2013 are as follows:

		Fair Value Measurement at June 30, 2014 using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
(dollars in thousands)		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$52,019	$52,019	$-	$-	$52,019
Securities	134,415	-	134,415	-	134,415
Loans, net	289,115	-	-	290,270	290,270
Bank owned life insurance	12,811	-	12,811	-	12,811
Accrued interest receivable	1,191	-	537	654	1,191

Liabilities
Demand deposits and	$312,544	$-	$312,544	$-	$312,544
interest-bearing transaction
and money market accounts
Certificates of deposit	122,585	-	122,935	-	122,935
Securities sold under	10,764	-	10,764	-	10,764
agreements to repurchase
Accrued interest payable	112	-	112	-	112

		Fair Value Measurement at December 31, 2013 using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
(dollars in thousands)		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$40,072	$40,072	$-	$-	$40,072
Securities	133,027	-	133,027	-	133,027
Loans, net	296,674	-	-	297,765	297,765
Bank owned life insurance	12,595	-	12,595	-	12,595
Accrued interest receivable	1,247	-	566	681	1,247

Liabilities
Demand deposits and	$306,298	$-	$306,298	$-	$306,298
interest-bearing transaction
and money market accounts
Certificates of deposit	124,162	-	124,391	-	124,391
Securities sold under	16,297	-	16,297	-	16,297
agreements to repurchase
Accrued interest payable	125	-	125	-	125

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

Note 8. Other Comprehensive Income

A component of the Company’s other comprehensive income, in addition to net income from operations, is the recognition of the unrealized gains and losses on Available for Sale securities, net of income taxes. Reclassifications of unrealized gains and losses on Available for Sale securities are reported in the income statement as “Gain on sale of securities” with the corresponding income tax effect reflected as a component of income tax expense. Amounts reclassified out of accumulated other comprehensive income (loss) are presented below for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Available for sale securities
Realized gains on sales of securities	$3	$16	$16	$16
Tax effect	(1)	(5)	(5)	(5)
Realized gains, net of tax	$2	$11	$11	$11

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Virginia National Bankshares Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2013, included in the 2013 Form 10-K. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results for the year ending December 31, 2014 or any future period.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT COULD AFFECT FUTURE RESULTS

Certain statements contained or incorporated by reference in this annual report on Form 10-K, including but not limited to, statements concerning future results of operations or financial position, borrowing capacity and future liquidity, future investment results, future credit exposure, future loan losses and plans and objectives for future operations, change in laws and regulations applicable to the Company and its subsidiaries, adequacy of funding sources, actuarial expected benefit payment, valuation of foreclosed assets, regulatory requirements, economic environment and other statements contained herein regarding matters that are not historical facts, are “forward-looking statements” as defined in the Securities Exchange Act of 1934. Such statements are often characterized by use of qualified words such as “expect,” “believe,” “estimate,” “project,” “anticipate,” “intend,” “will,” or words of similar meaning or other statements concerning the opinions or judgment of the Company and its management about future events. These statements are not historical facts but instead are subject to numerous assumptions, risks and uncertainties, and represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Any forward-looking statements made by the Company speak only as of the date on which such statements are made. Our actual results and financial position may differ materially from the anticipated results and financial condition indicated in or implied by these forward-looking statements. The Company makes no commitment to update or revise forward-looking statements in order to reflect new information or subsequent events or changes in expectations.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accounting and reporting policies followed by the Company conform, in all material respects, to GAAP and to general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While the Company bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

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

FINANCIAL CONDITION

Total Assets

The total assets of the Company as of June 30, 2014 were $506.9 million. This is a $6.1 million decrease from the December 31, 2013 total asset figure of $513.0 million, and a $20.2 million increase from the June 30, 2013 total asset figure of $486.7 million. The balance sheet decrease reported in the first six months of 2014 was attributable in part to cyclical outflows from the daily repurchase agreement accounts which totaled $16.3 million at the end of 2013 and $10.8 million on June 30, 2014.

Federal Funds Sold

The Company had overnight federal funds sold of $37.4 million at June 30, 2014, compared to $27.2 million at December 31, 2013. At June 30, 2013, the Company had overnight federal funds sold of $31.7 million. The Company continues to participate in the Federal Reserve Bank of Richmond’s Excess Balance Account (“EBA”). The EBA is a limited-purpose account at the Federal Reserve Bank for the maintenance of excess cash balances held by financial institutions. The Federal Reserve Bank requires the Company to have its participation in the EBA program managed by a pass-through correspondent bank. The Company’s pass-through correspondent is Community Bankers Bank of Midlothian, Virginia. The EBA eliminates the potential of concentration risk that comes with depositing excess balances with one or multiple correspondent banks. Balances on deposit in the EBA are considered to be on deposit with the Federal Reserve Bank, with the correspondent bank acting “as agent”. Balances in the EBA cannot be used to satisfy reserve balance requirements or contractual clearing agreements with the Federal Reserve Bank. The Company initially started participating in this program in March 2012.

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

Securities

The Company’s investment securities portfolio as of June 30, 2014 totaled $135.9 million or an increase of $1.2 million from the $134.7 million reported at December 31, 2013. In accordance with ASC 320, “Investments - Debt and Equity Securities,” the Company has categorized its unrestricted securities portfolio as Available for Sale. At June 30, 2014, the unrestricted securities portfolio totaled $134.4 million.

The following table summarizes the Company's investment securities by type as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014	Percent	December 31, 2013	Percent
	Balance	of Total	Balance	of Total
U.S.Government Agencies	$35,345	26.30%	$44,005	33.08%
Corporate bonds	10,106	7.52%	9,053	6.81%
Asset-backed securities	2,111	1.57%	2,100	1.58%
Mortgage-backed securities	63,043	46.90%	55,597	41.79%
Municipal bonds	23,810	17.71%	22,272	16.74%
Total available for sale securities	$134,415	100.00%	$133,027	100.00%

The Company’s holdings of restricted securities totaled $1.5 million as of June 30, 2014 and consisted of stock in the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Atlanta. The level of restricted securities the Bank is required to hold is determined in accordance with membership guidelines provided by both the Federal Reserve Bank Board of Governors and the Federal Home Loan Bank of Atlanta.

With regard to the investment portfolio, management is primarily focused on maximizing the earning capacity of the Company’s excess liquidity by moving funds from overnight federal funds and into investment securities. Changes in deposit balances and in loan production will impact the overall level of the investment portfolio. The Company has no direct exposure to subprime mortgages, nor does the Company hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

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

As of June 30, 2014 total loans held for investment were $292.3 million, a decrease of $7.7 million from the $300.0 million at December 31, 2013. The total at June 30, 2014 is $1.6 million lower when compared with the June 30, 2013 balance of $293.9 million. Loans held for investment as a percentage of total assets and as a percentage of deposits at June 30, 2014 were 57.7% and 67.2%, respectively. In this period of lower loan demand, the Company continues to pursue new loan initiatives to promote lending to new and existing qualified borrowers. At the same time, management is maintaining its underwriting standards in order to maintain strong loan quality.

The following table summarizes the Company's loan portfolio by type of loan as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014	Percent	December 31, 2013	Percent
	Balance	of Total	Balance	of Total
Commercial, financial and industrial	$51,371	17.6%	$48,060	16.0%
Real estate - commercial	134,067	45.9%	135,997	45.3%
Real estate - residential mortgage	80,974	27.7%	83,912	28.0%
Real estate - construction	14,025	4.8%	18,461	6.2%
Consumer installment and other	11,835	4.0%	13,604	4.5%
Total loans	$292,272	100.0%	$300,034	100.0%

Loan Quality

Criticized loans totaled $4.4 million at June 30, 2014 decreasing $3.4 million or 43.6% from the $7.8 million reported at December 31, 2013 and down $5.3 million or 54.6% from the $9.7 million reported at June 30, 2013.

At June 30, 2014 the Company had eight loans in the amount of $1.845 million classified as impaired loans. Of this total, $495 thousand were non-accrual loans, and the remaining $1.350 million were Troubled Debt Restructurings (TDRs) which are still accruing interest. The Company had one loan past due ninety or more days and still accruing interest in its portfolio as of June 30, 2014 with a balance of $45 thousand.

At December 31, 2013, the Company had seven loans in the amount of $1.736 million classified as impaired loans. Of this total, $367 thousand were non-accrual loans, and the remaining $1.369 million were TDRs which are still accruing interest.

Management identifies potential problem loans through its periodic loan review process and defines potential problem loans as those loans classified as substandard, doubtful, or loss, excluding all non-performing loans, where information known by management indicates serious doubt that the borrower will be able to comply with the present payment terms.

Allowance for Loan Losses

The allowance for loan losses as a percentage of total loans at June 30, 2014 was 1.08%, compared to a ratio of 1.12% at December 31, 2013.

The following is a summary of the changes in the allowance for loan losses for the six months ended June 30, 2014 and June 30, 2013 (dollars in thousands):

	2014	2013
Allowance for loan losses, January 1	$3,360	$3,267
Chargeoffs	(110)	(55)
Recoveries	25	70
Provision for (recovery of) loan losses	(118)	265
Allowance for loan losses, June 30	$3,157	$3,547

Net loan charge-offs for the first six months of 2014 totaled $85 thousand, up from net recoveries of $13 thousand realized during the first quarter of 2014. A recovery of provision for loan losses amounting to $118 thousand was recorded during the second quarter of 2014; with no provision recorded during the first three months of 2014. The year over year comparison for the first six months of 2014 results in a decrease of provision for loan losses of $383 thousand as compared to the $265 thousand in provision recorded during the same period in 2013. The recovery of provision for loan losses during the second quarter is reflective of the continued strength in the underlying loan portfolio as well as the contraction within gross loans.

The relationship of the allowance for loan losses to total loans at June 30, 2014, December 31, 2013, and June 30, 2013 appears below (dollars in thousands):

	June 30,	December 31,	June 30,
	2014	2013	2013
Loans held for investment at period-end	$292,272	$300,034	$293,855
Allowance for loan losses	$3,157	$3,360	$3,547
Allowance as a percent of period-end loans	1.08%	1.12%	1.21%

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

For additional insight into management’s approach and methodology in estimating the allowance for loan losses, please refer to the earlier discussion of “Allowance for Loan Losses” in Note 4 of the Notes to Consolidated Financial Statements, where management details the rollforward of the allowance by loan portfolio segments. The tables indicate the activity for loans that are charged-off, amounts received from borrowers as recoveries of previously charged-off loan balances, and the allocation by loan portfolio segment of the provision made during the period. The events that can impact the amount of allowance in a given loan segment include any one or all of the following: the recovery of a previously charged-off loan balance; the decline in the amount of classified or delinquent loans in a loan segment from the previous period, which most commonly occurs when these loans are repaid or are foreclosed; or when there are improvements in the ratios used to estimate the probability of loan losses. Improvements to the ratios could include lower historical loss rates, improvements to any of the qualitative factors mentioned above, or reduced loss expectations for individually-classified loans.

Management reviews the adequacy of the Allowance for Loan Losses on a quarterly basis to ensure it is adequate based upon the calculated potential losses inherent in the portfolio. Management believes the allowance for loan losses was adequately provided for as of June 30, 2014.

Premises and Equipment

The Company’s premises and equipment, net of depreciation, as of June 30, 2014 totaled $9.6 million as compared to the December 31, 2013 amount of $9.8 million. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method based on the estimated useful lives of assets. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, assets and related accumulated depreciation are removed from the books, and any resulting gain or loss is charged to income.

As of June 30, 2014, the Company and its subsidiaries occupied the seven full-service banking facilities in the cities of Charlottesville and Winchester, as well as the counties of Albemarle and Orange in Virginia. The Bank also has a business development office in Culpeper, Virginia and a loan production office in Warrenton, Virginia.

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

Total deposits as of June 30, 2014 were $435.1 million, compared to $430.5 million at December 31, 2013, an increase of $4.6 million. At March 31, 2014, the Company reported deposit balances totaling $460.1 million, an increase of $29.6 million over the year end 2013 balances. The uptick in deposit balances at March 31, 2014 is partially attributable to $22.4 million in transient proceeds related to real estate transactions being included in deposit balances at the end of the first quarter. Management expected these deposit balances to contract during the second quarter in conjunction with the settlement of the underlying real estate transactions. In comparing total deposits as of a year ago, balances as of June 30, 2014 are $11.2 million or 2.6% higher than the $423.9 million total as of June 30, 2013.

Noninterest-bearing demand deposits on June 30, 2014 were $141.1 million, representing 32.4% of total deposits. Interest-bearing transaction and money market accounts totaled $171.5 million, and represent 39.4% of total deposits at June 30, 2014. Collectively, noninterest-bearing and interest-bearing transaction and money market accounts represented 71.8% and 71.2% of total deposit accounts at June 30, 2014 and December 31, 2013, respectively. These account types are an excellent source of low-cost funding for the Company.

Certificates of deposit and other time deposit accounts totaled $122.6 million at June 30, 2014. Included in this deposit total are brokered deposits totaling $25.6 million as of June 30, 2014, compared to $25.0 million at December 31, 2013. These brokered deposits are reciprocal relationships established under the Certificate of Deposit Account Registry Service (CDARS)TM, whereby depositors can obtain FDIC deposit insurance on account balances of up to $50 million.

RESULTS OF OPERATIONS

Net Income

Net income for the three months ended June 30, 2014 was $445 thousand compared to the $816 thousand reported for the three months ended June 30, 2013. Earnings per share (basic and diluted) were $0.16 per share for the quarter ended June 30, 2014 as compared to $0.30 per share for the same quarter in the prior year. The $371 thousand decrease in net income for the second quarter of 2014 when compared to the same period of 2013 is attributable to $379 thousand higher noninterest expenses, $330 thousand lower noninterest income, and $14 thousand lower net interest income. Partially offsetting these factors were the positive impact from the recovery of provision for loan loss and provision for income taxes being lower by $163 thousand and $189 thousand, respectively, for the second quarter of 2014 as compared to the same quarter of 2013. The effective income tax rate for the second quarter of 2014 was 21.2% as compared to 27.5% for the same period in 2013.

Net income for the first six months of 2014 was $951 thousand, or 29.8% lower than the reported net income of $1.354 million during the same period in 2013. Earnings per share for the first half of 2014 was $0.35 per share and is $0.15 less than the $0.50 per share reported in the first half of 2013. The $403 thousand decrease in net income during the first six months of 2014 from the first six months of 2013 is attributable to several factors, including an increase of $35 thousand in net interest income, a decrease of $383 thousand in provision for loan losses, a $385 thousand decrease in noninterest income, an increase of $741 thousand in noninterest expense and a decrease of $305 thousand in provision for income taxes.

Net Interest Income

Net interest income for the three months ended June 30, 2014 was $3.571 million, which is a $14 thousand decrease when compared to net interest income of $3.585 million for the three months ended June 30, 2013. Net interest income is computed as the difference between the interest income on earning assets and the interest expense on deposits and other interest-bearing liabilities. Net interest income represents the principal source of revenue for the Company. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

Total interest income of $3.800 million for the quarter ended June 30, 2014 was $38 thousand less than the $3.838 million earned in the second quarter of 2013. Average earning assets for the quarter ended June 30, 2014 were $470.4 million or $20.2 million higher than the $450.2 million in average earning assets for the second quarter of 2013. The earning asset yield, adjusted to a tax equivalent basis, for the three months ended June 30, 2014 was 3.28% or 17 basis points lower than the tax equivalent earning asset yield of 3.45% for the three months ended June 30, 2013. The loan yield for the second quarter of 2014 was 4.26% or 19 basis points lower than the 4.45% loan yield for the same period in 2013. The investment securities yield offset a portion of the lower loan yield by increasing 15 basis points to a tax equivalent yield of 2.06% for the second quarter of 2014 as compared to 1.91% for the same quarter in the prior year.

Partially offsetting the decline in interest income was a decrease in interest expense of $24 thousand to $229 thousand for the three months ended June 30, 2014 as compared to $253 thousand for the three months ended June 30, 2013. The decrease in interest expense and the increase in noninterest-bearing deposit balances resulted in the Company’s cost of funds decreasing 3 basis points to 0.20% for the quarter as opposed to 0.23% for the same period in 2013. The Company’s net interest income continues to benefit from having one of the lowest cost of funds among community banks in the country. The resulting tax-equivalent net interest margin for the second quarter of 2014 was 3.08% or 15 basis points lower than the 3.23% reported for the same period in 2013.

For the six months ended June 30, 2014, the Company recorded $7.220 million in net interest income, or $35 thousand more than the $7.185 million recorded for the same six months a year ago. Total interest income was $30 thousand lower than the prior year, which was offset by a decline in interest expense of $65 thousand to account for the $35 thousand increase in net interest income. The Bank’s tax-equivalent net interest margin for the first half of 2014 was 3.13% or 10 basis points lower than the 3.23% reported for the same period in 2013.

The earning asset yield, as computed on a tax-equivalent basis, was 3.32% on average earning asset balances of $470.9 million for the six months ended June 30, 2014. On average, loan balances and investment securities were 62.8% and 29.0%, respectively, of the earning assets for the first half of 2014. Federal Funds Sold and interest-bearing bank balances averaged 8.2% of earning assets for the same period. The earning asset yield for the six months ended June 30, 2013 was 3.46% on average balances of $453.9 million; or $17.0 million less than the same period in 2014.

The Company’s cost of funds for the six months ended June 30, 2014 was 0.20%, or 4 basis points less than the 0.24% reported for the six months ended June 30, 2013. On average, total funding increased $20.9 million to $455.2 million for the first six months of 2014, as compared to $434.3 million for the same period in 2013.

Provision for Loan Losses

Management’s assessment of the allowance for loan losses, for the quarter ended June 30, 2014, resulted in a recovery of loan loss provision of $118 thousand. As no provision for loan losses was recorded in the first quarter of 2014, the year-to-date total also reflects this $118 thousand recovery. This compares to a provision for loan losses of $45 thousand for the second quarter of 2013, and a total provision of $265 thousand for the first six months in 2013. The combined effects of improvements in the economic climate, stable asset quality, and unanticipated loan payoffs from customers continuing to deleverage themselves were factors in management’s determination that a recapture of previously recorded provision was warranted. In management’s opinion, the allowance was adequately provided for at June 30, 2014. Further discussion of management’s assessment of the allowance for loan losses is provided earlier in the report and in Note 4 – Allowance for Loan Losses, found in the Notes to the Consolidated Financial Statements.

Noninterest Income

The components of noninterest income were as follows (dollars in thousands):

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Noninterest income:
Trust income	$506	$837	$998	$1,412
Customer service fees	224	238	439	464
Debit/credit card and ATM fees	184	189	357	355
Earnings/increase in value of
bank owned life insurance	109	111	216	222
Gains on sales of securities	3	16	16	16
Other	124	89	201	143
Total noninterest income	$1,150	$1,480	$2,227	$2,612

Noninterest income for the quarter ended June 30, 2014 was $1.150 million or a decrease of $330 thousand from the $1.480 million reported for the quarter ended June 30, 2013. The primary reason for the decreased revenue was a decline in VNBTrust’s fixed fee revenue of $331 thousand based on a lower level of assets under management (“AUM”). At June 30, 2014, VNBTrust had $508.8 million in AUM compared to $645.6 million in AUM at June 30, 2013, exclusive of assets held in the Swift Run Capital, LP. The decrease in AUM was primarily the result of the transfer of separately managed accounts to Swift Run Capital Management, LLC (“SRCM”), an entity which was sold by VNBTrust in the second quarter of 2013.

VNBTrust will receive on-going referral fees equal to 20% of the management and performance fees received by SRCM that started January 1, 2014 and is expected to continue through December 31, 2023 related to clients of VNBTrust that transferred their separately managed assets to SRCM. In the second quarter of 2014, the Company recorded $38 thousand in referral fees for such revenue earned by SRCM during the first quarter of 2014. Income was somewhat suppressed during the previous quarter due to referral fees for accounts that transitioned to Swift Run Capital Management, LLC being unavailable when closing out the first quarter.

For the first six months of 2014, noninterest income was $2.227 million, or a $385 thousand decrease from the $2.612 million reported for the first six months of 2013. The lower revenue was primarily the result of a decline in VNBTrust fees of $414 thousand and deposit customer service fees of $25 thousand. These decreases were partially offset with increases in other income of $58 thousand. The increase in other income included fees from brokerage services ($18 thousand), secondary market loan fees ($9 thousand), gain on sale of fixed assets ($11 thousand) and miscellaneous other income ($20 thousand).

Late in the second quarter of 2014, the Company initiated a new source of noninterest income as a result of hiring a secondary market mortgage originator. Loans sold to the secondary market are loans that will serve the residential loan needs of customers which the Company cannot retain for its own loan portfolio due to the interest rate risks that are inherent with long-term fixed rate loans.

Noninterest Expense

The components of noninterest expense were as follows (dollars in thousands):

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Noninterest expense:
Salaries and employee benefits	$2,356	$1,982	$4,592	$4,009
Net occupancy	491	507	983	1,022
Equipment	121	160	267	332
Other	1,306	1,246	2,597	2,335
Total noninterest expense	$4,274	$3,895	$8,439	$7,698

Noninterest expense for the second quarter of 2014 was $4.274 million, an increase of $379 thousand from the $3.895 million reported in the second quarter of 2013. Increases in salaries and employee benefits of $374 thousand and other expense of $60 thousand were partially offset by a decrease in net occupancy of $16 thousand and in equipment costs of $39 thousand.

Salaries and employee benefits increases for 2014 as compared to 2013 are associated with changes to compensation contracts at VNBTrust, an increase to the rate of 401(k) employer match contributions for all eligible Company employees, and recruitment costs for new lender hires. The 2014 VNBTrust compensation plan was designed to separate incentive compensation paid to employees from the performance fees actually earned by VNBTrust, in the last quarter of the year. In prior years, the performance fee was recorded in the fourth quarter of the year, and the amount of the incentive compensation was a percentage of the performance fees earned. Under the new compensation terms, management is required to record incentive compensation costs throughout the year, while performance fee revenues, if any, are recorded only in the fourth quarter.

Other expense costs for the second quarter of 2014, as compared to the second quarter of 2013, included $64 thousand in OREO property write downs and no OREO write downs in the same period of 2013. Net occupancy expense for the second quarter of 2014 was lower by $16 thousand primarily as a result of decrease in depreciation expense and rent expense. The decrease in equipment costs was due namely to a decline in depreciation expense.

For the six months ended June 30, 2014, noninterest expense was $8.439 million, an increase of $741 thousand, compared to the $7.698 million reported for the first six months of 2013. Salaries and employee benefits increased $583 thousand in the six months ended June 30, 2014 and totaled $4.592 million, as compared to the prior year period when the cost was $4.009 million. The increase is attributable to the same reasons mentioned earlier.

Net occupancy expense and equipment expense declined $39 thousand and $65 thousand, respectively, for the first six months of 2014 as compared to the same period in 2013. The decrease in occupancy expense is associated with reductions in rent expense as a result of relocating the VNBTrust offices from formerly leased space into available space at the Company’s Pantops office building in Charlottesville and renegotiated lower rent for the Creekside Office in Winchester. The decrease in equipment expense was primarily the result of reductions in depreciation expense of $93 thousand as certain assets became fully depreciated and this was partially offset with a $19 thousand increase in maintenance costs.

Other noninterest expenses of $2.597 million, for the first six months of 2014, increased $262 thousand from $2.335 million for the same period in 2013. The increase in other expense was attributable to a number of items, including: professional and consulting fees ($90 thousand), OREO costs including valuation write-downs ($42 thousand), bank franchise taxes ($40 thousand), marketing and promotion expenses ($31 thousand), and legal fees ($26 thousand).

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

Any excess funds are sold on a daily basis in the federal funds market. On June 30, 2014 the Company sold $37.4 million in the overnight federal funds market.

Shareholders' Equity and Regulatory Capital Ratios

The following table displays the changes in shareholders' equity for the Company from December 31, 2013 to June 30, 2014 (dollars in thousands):

Equity, December 31, 2013	$57,956
Net income	951
Change in net unrealized losses on AFS securities	1,108
Cash dividends paid	(336)
Stock options exercised	113
Equity increase due to expensing of stock options/grants	30
Equity, June 30, 2014	$59,822

The Company’s capital ratios remain above the levels currently designated by bank regulators as "well capitalized" at June 30, 2014. Under the current risk-based capital guidelines of federal regulatory authorities, the Company has a Tier 1 risk-based capital ratio of 17.83% and a total risk-based capital ratio of 18.76%. Both are well in excess of the minimum capital requirements of 4.00% and 8.00%, respectively. Additionally, the Company has a leverage capital ratio of 11.81%, which is well in excess of the minimum 5.00% level designated by bank regulators under “well capitalized” capital guidelines.

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

Based on management’s understanding and interpretation of the new capital rules, it believes that, as of June 30, 2014, the Company and its subsidiaries would meet all regulatory capital adequacy requirements under such rules on a fully phased-in basis as if such requirements were in effect as of such date.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

               None

ITEM 1A. RISK FACTORS

               Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

               None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

               None

ITEM 4. MINE SAFETY DISCLOSURES

               Not applicable

ITEM 5. OTHER INFORMATION.

               (a) Required 8-K disclosures.

                              None

               (b) Changes in procedures for director nominations by security holders.

                              None

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
2.0	Reorganization Agreement and Plan of Share Exchange, dated as of March 6, 2013, between Virginia National Bank and Virginia National Bankshares Corporation [a]

3.1	Articles of Incorporation of Virginia National Bankshares Corporation, as amended and restated [b]

3.2	Bylaws of Virginia National Bankshares Corporation [c]

10.1	Virginia National Bank 1998 Stock Incentive Plan [d]

10.2	Virginia National Bank 2003 Stock Incentive Plan [e]

10.3	Virginia National Bank Amended and Restated 2005 Stock Incentive Plan [f]

10.4	Virginia National Bankshares Corporation 2014 Stock Incentive Plan [g]

31.1	302 Certification of Principal Executive Officer

31.2	302 Certification of Principal Financial Officer

32.1	906 Certification

101.0

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2014 and June 30, 2013, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and June 30, 2013, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2014 and June 30, 2013, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and June 30, 2013 and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

[a,b,c]	Incorporated herein by reference to Virginia National Bankshares Corporation’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 18, 2013.
[d]	Incorporated herein by reference to Virginia National Bank’s Definitive Proxy Statement, filed with the Office of the Comptroller of the Currency on or around April 16, 1999.
[e]	Incorporated herein by reference to Virginia National Bank’s Definitive Proxy Statement, filed with the Office of the Comptroller of the Currency on April 24, 2003.
[f]	Incorporated herein by reference to Virginia National Bank’s Definitive Proxy Statement, filed with the Office of the Comptroller of the Currency on March 30, 2006.
[g]	Incorporated herein by reference to Virginia National Bankshares Corporation’s Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 10, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA NATIONAL BANKSHARES CORPORATION
(	Registrant)

By:	/s/ Glenn W. Rust
Glenn W. Rust
President and Chief Executive Officer

Date:	August 13, 2014

By:	/s/ Ronald E. Baron
Ronald E. Baron
Executive Vice President and Chief Financial Officer

Date:	August 13, 2014