Form 10-Q
period 2014-09-30
Virginia National Bankshares Corp
filed 2014-11-13
CIK 1572334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

____________

FORM 10-Q
___________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 7, 2014:

Class of Stock	Shares Outstanding
Common Stock, Par Value $2.50	2,699,836

VIRGINIA NATIONAL BANKSHARES CORPORATION

FORM 10-Q

TABLE OF CONTENTS

Part I. Financial Information
Item	1		Financial Statements
	Consolidated Balance Sheets			Page 3
	Consolidated Statements of Income			Page 4
	Consolidated Statements of Comprehensive Income (Loss)			Page 5
	Consolidated Statements of Changes in Shareholders’ Equity			Page 6
	Consolidated Statements of Cash Flows			Page 7
	Notes to Consolidated Financial Statements			Page 8

Item	2		Management’s Discussion and Analysis of Financial Condition
			and Results of Operations
	Application of Critical Accounting Policies and Estimates			Page 30
	Financial Condition			Page 30
	Results of Operations			Page 35

Item	3		Quantitative and Qualitative Disclosures About Market Risk	Page 42

Item	4		Controls and Procedures	Page 42

Part II. Other Information
Item	1		Legal Proceedings	Page 42
Item	1	A	Risk Factors	Page 42
Item	2		Unregistered Sales of Equity Securities and Use of Proceeds	Page 42
Item	3		Defaults Upon Senior Securities	Page 42
Item	4		Mine Safety Disclosures	Page 42
Item	5		Other Information	Page 42
Item	6		Exhibits	Page 43

Signatures				Page 44

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	September 30,	December 31,
	2014	2013
ASSETS	(Unaudited)
Cash and due from banks	$14,505	$12,871
Federal funds sold	33,912	27,201
Securities:
Available for sale, at fair value	142,627	133,027
Restricted securities, at cost	1,501	1,645
Total securities	144,128	134,672
Total loans	289,621	300,034
Allowance for loan losses	(3,094)	(3,360)
Total loans, net	286,527	296,674
Premises and equipment, net	9,513	9,824
Other real estate owned, net of valuation allowance	1,507	2,372
Bank owned life insurance	12,923	12,595
Accrued interest receivable and other assets	4,996	16,785
Total assets	$508,011	$512,994
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest-bearing	$140,037	$140,911
Interest-bearing	81,282	80,832
Money market deposit accounts	91,119	84,555
Certificates of deposit and other time deposits	120,092	124,162
Total deposits	432,530	430,460
Securities sold under agreements to repurchase	14,102	16,297
Accrued interest payable and other liabilities	1,238	8,281
Total liabilities	447,870	455,038
Shareholders' equity:
Preferred stock, $2.50 par value, 2,000,000
shares authorized, no shares outstanding	-	-
Common stock, $2.50 par value, 10,000,000
shares authorized; 2,699,836 and 2,690,320
issued and outstanding at September 30, 2014
and December 31, 2013, respectively (including
288 non-vested shares at September 30, 2014
and December 31, 2013)	6,749	6,725
Capital surplus	28,121	27,915
Retained earnings	25,542	24,747
Accumulated other comprehensive loss	(271)	(1,431)
Total shareholders' equity	60,141	57,956
Total liabilities and shareholders' equity	$508,011	$512,994

See Notes to Consolidated Financial Statements.

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Interest and dividend income:
Loans, including fees	$3,100	$3,257	$9,396	$9,777
Federal funds sold	23	18	64	55
Investment securities:
Taxable	545	459	1,595	1,346
Tax exempt	118	114	358	330
Dividends	20	19	62	58
Other	6	4	12	10
Total interest and dividend income	3,812	3,871	11,487	11,576
Interest expense:
Demand and savings deposits	53	52	152	171
Certificates and other time deposits	173	180	511	578
Federal funds purchased and securities
sold under agreements to repurchase	9	7	27	10
Total interest expense	235	239	690	759
Net interest income	3,577	3,632	10,797	10,817
(Recovery of) provision for loan losses	-	-	(118)	265
Net interest income after provision for
(recovery of) loan losses	3,577	3,632	10,915	10,552
Noninterest income:
Trust income	444	756	1,404	2,168
Customer service fees	217	231	656	695
Debit/credit card and ATM fees	186	188	543	543
Earnings/increase in value of
bank owned life insurance	112	114	328	336
Gains on sales of securities	-	34	16	50
Other	196	152	435	295
Total noninterest income	1,155	1,475	3,382	4,087
Noninterest expense:
Salaries and employee benefits	2,357	2,004	6,949	6,013
Net occupancy	495	510	1,478	1,532
Equipment	126	133	393	465
Other	1,278	1,170	3,875	3,505
Total noninterest expense	4,256	3,817	12,695	11,515
Income before income taxes	476	1,290	1,602	3,124
Provision for income taxes	94	365	269	845
Net income	$382	$925	$1,333	$2,279
Earnings per share, basic	$0.14	$0.35	$0.49	$0.85
Earnings per share, diluted	$0.14	$0.35	$0.49	$0.85

See Notes to Consolidated Financial Statements.

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Net income	$382	$925	$1,333	$2,279
Other comprehensive income (loss)
Unrealized gain (loss) on securities,
net of tax of $28 and $604 for
the three and nine months
ended September 30, 2014;
and net of tax of ($39) and
($1,185) for the three
and nine months ended
September 30, 2013	52	(74)	1,171	(2,299)
Adjustment to unrealized income
on securities due to the transfer
of the held-to-maturity securities
to available-for-sale, net of tax
of $12 for the three and
nine months ended
September 30, 2013	-	22	-	22
Reclassification adjustment
net of tax of $0 and ($5) for the
three and nine months ended
September 30, 2014; and net of
tax of ($12) and ($17) for the
three and nine months ended
September 30, 2013	-	(22)	(11)	(33)
Total other comprehensive income (loss)	52	(74)	1,160	(2,310)
Total comprehensive income (loss)	$434	$851	$2,493	$(31)

See Notes to Consolidated Financial Statements.

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Nine Months Ended September 30, 2014 and 2013
(dollars in thousands)
(Unaudited)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2013	$6,725	$27,915	$24,747	$(1,431)	$57,956
Cash dividends ($0.20 per share)	-	-	(538)	-	(538)
Stock options exercised	24	165	-	-	189
Stock option/grant expense	-	41	-	-	41
Net income	-	-	1,333	-	1,333
Other comprehensive income	-	-	-	1,160	1,160
Balance, September 30, 2014	$6,749	$28,121	$25,542	$(271)	$60,141

Balance, December 31, 2012	$6,724	$27,809	$18,254	$1,152	$53,939
Cash dividends ($0.10 per share)	-	-	(269)	-	(269)
Stock option/grant expense	-	84	-	-	84
Net income	-	-	2,279	-	2,279
Other comprehensive loss	-	-	-	(2,310)	(2,310)
Balance, September 30, 2013	$6,724	$27,893	$20,264	$(1,158)	$53,723

See Notes to Consolidated Financial Statements.

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the nine months ended
	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,333	$2,279
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for loan losses	(118)	265
Net amortization and accretion of securities	547	670
Gains on sales of securities	(16)	(50)
Gains on sales of assets	(44)	-
Earnings/increase in value of bank owned life insurance	(328)	(336)
Depreciation and amortization	860	982
Deferred tax benefit	(63)	-
Stock option/stock grant expense	41	84
Writedown of other real estate owned	64	-
Loss on sale of other real estate owned	13	-
Decrease in accrued interest receivable and other assets	11,286	7,260
Decrease in accrued interest payable and other liabilities	(7,043)	(3,282)
Net cash provided by operating activities	6,532	7,872
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(34,444)	(54,568)
Net decrease in restricted securities	144	84
Proceeds from maturities, calls and principal payments of
available for sale securities	19,582	23,887
Proceeds from maturities, calls and principal payments of
held-to-maturity securities	-	1,275
Proceeds from sale of available for sale securities	6,490	14,842
Proceeds from sale of held-to-maturity securities	-	2,013
Net decrease (increase) in loans	10,021	(13,566)
Proceeds from sale of other real estate owned	1,032	-
Proceeds from sale of bank premises and equipment	11	2
Purchase of bank premises and equipment	(549)	(297)
Net cash provided by (used in) investing activities	2,287	(26,328)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW accounts,
and money market accounts	6,140	(24,031)
Net decrease in certificates of deposit and other time deposits	(4,070)	(3,833)
Net (decrease) increase in securities sold under agreements to repurchase	(2,195)	7,697
Stock options exercised	189	-
Cash dividends paid	(538)	(269)
Net cash used in financing activities	(474)	(20,436)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$8,345	$(38,892)
CASH AND CASH EQUIVALENTS:
Beginning of period	$40,072	$71,778
End of period	$48,417	$32,886
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$702	$787
Taxes	$2,438	$2,428
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain (loss) on available for sale securities	$1,759	$(3,500)
Transfer of loans to other real estate owned	$244	$804
Transfer of held-to-maturity securities to available-for-sale	$-	$2,699

See Notes to Consolidated Financial Statements.

VIRGINIA NATIONAL BANKSHARES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2014

Note 1. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Virginia National Bankshares Corporation (the “Company”), its subsidiary Virginia National Bank (the “Bank”), and the Bank’s subsidiary, VNBTrust, National Association which offers services under the name VNB Wealth Management (“VNBTrust” or “VNB Wealth”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

The preparation of financial statements in conformity with GAAP and the reporting guidelines prescribed by regulatory authorities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, deferred tax assets and other real estate owned. Operating results for the three-month and nine-month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Existing guidance in “Compensation – Stock Compensation (Topic 718)” should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis. The Company is currently assessing the impact that ASU 2014-12 will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure”. The amendments in this ASU apply to creditors that hold government-guaranteed mortgage loans and are intended to eliminate the diversity in practice related to the classification of these guaranteed loans upon foreclosure. The new guidance stipulates that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan prior to foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the other receivable should be measured on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Entities may adopt the amendments on a prospective basis or modified retrospective basis as of the beginning of the annual period of adoption; however, the entity must apply the same method of transition as elected under ASU 2014-04. Early adoption is permitted provided the entity has already adopted ASU 2014-04. The Company is currently assessing the impact that ASU 2014-14 will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This update is intended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have any impact on its consolidated financial statements.

Note 2. Securities

The amortized cost and fair values of securities available for sale as of September 30, 2014 and December 31, 2013 were as follows:

September 30, 2014	Amortized	Gross Unrealized	Gross Unrealized	Fair
(dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Government agencies	$36,794	$458	$(73)	$37,179
Corporate bonds	15,241	48	(73)	15,216
Asset-backed securities	2,138	-	(35)	2,103
Mortgage-backed securities/CMOs	65,370	157	(659)	64,868
Municipal bonds	23,494	82	(315)	23,261
	$143,037	$745	$(1,155)	$142,627

December 31, 2013	Amortized	Gross Unrealized	Gross Unrealized	Fair
(dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Government agencies	$43,268	$828	$(91)	$44,005
Corporate bonds	9,066	37	(50)	9,053
Asset-backed securities	2,151	-	(51)	2,100
Mortgage-backed securities/CMOs	56,815	34	(1,252)	55,597
Municipal bonds	23,896	5	(1,629)	22,272
	$135,196	$904	$(3,073)	$133,027

The Company’s portfolio of securities available for sale is comprised of fixed rate and adjustable rate bonds, whose prices move inversely with interest rates. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Unrealized losses within the Company’s portfolio typically occur as market interest rates rise. Such unrealized losses are considered temporary in nature. An “other-than-temporary impairment” (“OTTI”) is considered to exist if any of the following conditions are met: it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or the Company does not expect to recover the security’s entire amortized cost basis (even if the Company does not intend to sell). In the event that a security would suffer impairment for a reason that was “other than temporary,” the Company would be expected to write down the security’s value to its new fair value, and the amount of the write down would be included in earnings as a realized loss. As of September 30, 2014, management has concluded that none of its investment securities have an OTTI based upon the information available, at this time. Additionally, management has the ability to hold any security with an unrealized loss until maturity or until such time as the value of the security has recovered from its unrealized loss position.

The following table summarizes all securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, at September 30, 2014 and December 31, 2013:

September 30, 2014	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
U.S. Government agencies	$5,455	$(27)	$954	$(46)	$6,409	$(73)
Corporate bonds	7,038	(61)	3,040	(12)	10,078	(73)
Asset-backed securities	-	-	2,103	(35)	2,103	(35)
Mortgage-backed/CMOs	14,652	(61)	26,041	(598)	40,693	(659)
Municipal bonds	1,107	(9)	14,285	(306)	15,392	(315)
	$28,252	$(158)	$46,423	$(997)	$74,675	$(1,155)

December 31, 2013	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
U.S. Government agencies	$2,889	$(39)	$948	$(52)	$3,837	$(91)
Corporate bonds	5,016	(50)	-	-	5,016	(50)
Asset-backed securities	960	(36)	1,140	(15)	2,100	(51)
Mortgage-backed/CMOs	39,061	(1,079)	8,609	(173)	47,670	(1,252)
Municipal bonds	18,433	(1,451)	2,280	(178)	20,713	(1,629)
	$66,359	$(2,655)	$12,977	$(418)	$79,336	$(3,073)

Securities having carrying values of $26,988,000 at September 30, 2014 were pledged as collateral to secure public deposits and securities sold under agreement to repurchase. At December 31, 2013, securities having carrying values of $17,547,000 were similarly pledged.

Restricted securities are securities with limited marketability and consist of stock in the Federal Reserve Bank of Richmond (“FRB”) and the Federal Home Loan Bank of Atlanta (“FHLB”) totaling $1,501,000 as of September 30, 2014 and $1,645,000 as of December 31, 2013. These restricted securities are carried at cost.

Note 3. Loans

The composition of the loan portfolio by loan classification at September 30, 2014 and December 31, 2013 appears below.

	September 30, 2014	December 31, 2013
	(dollars in thousands)
Commercial & industrial	$48,621	$48,060
Real estate construction and land
Residential construction	480	794
Other construction and land	12,648	17,667
Total construction and land	13,128	18,461
Real estate mortgage
1-4 family residential	58,368	54,300
Home equity lines of credit	24,763	29,612
Multifamily	20,125	22,560
Commercial owner occupied	60,475	58,802
Commercial non-owner occupied	52,071	54,635
Total real estate mortgage	215,802	219,909
Consumer
Consumer revolving credit	2,191	2,254
Consumer all other credit	9,879	11,350
Total consumer	12,070	13,604
Total loans	289,621	300,034
Less: Allowance for loan losses	(3,094)	(3,360)
Net loans	$286,527	$296,674

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

Following is a breakdown by class of the loans classified as impaired loans as of September 30, 2014 and December 31, 2013. These loans are reported at their recorded investment, which is the carrying amount of the loan as reflected on the Company’s balance sheet, net of charge-offs and other amounts applied to reduce the net book balance. Average recorded investment in impaired loans is computed using an average of month-end balances for these loans for either the nine months ended September 30, 2014 or the twelve months ended December 31, 2013. Interest income recognized is for the nine months ended September 30, 2014 or the twelve months ended December 31, 2013.

September 30, 2014		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(dollars in thousands)
Impaired loans without a valuation allowance:
Other construction and land	$71	$109	$-	$83	$1
1-4 family residential mortgages	431	544	-	412	11
Home equity lines of credit	89	169	-	47	3
Commercial owner occupied real estate	1,115	1,115	-	1,130	36
Commercial non-owner occupied real estate	-	-	-	61	-
Impaired loans with a valuation allowance	-	-	-	-	-
Total impaired loans	$1,706	$1,937	$-	$1,733	$51

December 31, 2013		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(dollars in thousands)
Impaired loans without a valuation allowance:
Other construction and land	$77	$110	$-	$81	$-
1-4 family residential mortgages	285	380	-	293	11
Commercial owner occupied real estate	1,144	1,144	-	1,414	50
Commercial non-owner occupied real estate	230	274	-	202	-
Impaired loans with a valuation allowance	-	-	-	-	-
Total impaired loans	$1,736	$1,908	$-	$1,990	$61

Non-accrual loans are shown below by class:

	September 30, 2014	December 31, 2013
	(dollars in thousands)
Other construction and land	$71	$77
1-4 family residential mortgages	209	60
Home equity lines of credit	89	-
Commercial non-owner occupied real estate	-	230
Total non-accrual loans	$369	$367

The following provides a summary, by class, of TDRs that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and TDRs that have been placed in non-accrual status, which are considered to be nonperforming.

Troubled Debt Restructuring (TDRs)	September 30, 2014		December 31, 2013
(dollars in thousands)	No. of	Recorded	No. of	Recorded
	Loans	Investment	Loans	Investment
Performing TDRs
1-4 family residential mortgages	1	$222	1	$225
Commercial owner occupied real estate	1	1,115	1	1,144
Total performing TDRs	2	$1,337	2	$1,369

Nonperforming TDRs
Other construction and land	1	$40	-	$-
Total TDRs	3	$1,377	2	$1,369

A summary of loans that were modified under the terms of a TDR during the three and nine months ended September 30, 2014 and 2013 is shown below by class. The Post-Modification Recorded Balance reflects the period end balances, inclusive of all partial principal pay downs and principal charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

	For three and nine months ended			For three and nine months ended
	September 30, 2014			September 30, 2013
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Balance	Balance	of Loans	Balance	Balance
Loans modified at below market rates		(dollars in thousands)			(dollars in thousands)
Other construction and land	1	$40	$40	0	$-	$-
Total loans modified during the period	1	$40	$40	0	$-	$-

The following tables present, by class of loans, information related to loans modified as TDRs that subsequently defaulted during the nine months ended September 30, 2014 and 2013 and were modified as TDRs during the twelve months prior to default:

	For nine months ended		For nine months ended
(dollars in thousands)	September 30, 2014		September 30, 2013
	No. of	Recorded	No. of	Recorded
	Loans	Investment	Loans	Investment
1-4 family residential mortgages	-	$-	1	$65
Commercial owner occupied real estate	-	-	1	183
Total	-	$-	2	$248

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

Loan Classes by Segments

Commercial loan segment:
Commercial and industrial

Real estate construction and land loan segment:
Residential construction
Other construction and land

Real estate mortgage loan segment:
1-4 family residential
Home equity lines of credit
Multifamily
Commercial owner occupied
Commercial non-owner occupied

Consumer loan segment:
Consumer revolving credit
Consumer all other credit

Based on the internal risk ratings assigned to each credit, a historical loss factor is assigned to the balances for each class of loans, using a cumulative historical loss rate for the most recent twelve quarters. The Company’s internal creditworthiness grading system is based on experiences with similarly graded loans. Higher risk-rated credits are reviewed quarterly by experienced senior lenders based on each borrower’s situation. Additionally, internal monitoring and review of credits is conducted on an annual basis and forty-five percent of the loan portfolio is reviewed by an external loan review group.

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

The following represents the loan portfolio designated by the internal risk ratings assigned to each credit as of September 30, 2014 and December 31, 2013.

Internal Risk Rating Grades				Special	Sub-
as of September 30, 2014	Excellent	Good	Pass	Mention	standard	Doubtful	Total
(dollars in thousands)
Commercial and industrial	$3,846	$22,829	$21,504	$4	$438	$-	$48,621
Real estate construction
Residential construction	-	-	480	-	-	-	480
Other construction and land	-	-	12,064	513	71	-	12,648
Real estate mortgages
1-4 family residential	-	1,916	55,383	411	658	-	58,368
Home equity lines of credit	-	-	24,592	-	171	-	24,763
Multifamily	-	-	20,125	-	-	-	20,125
Commercial owner occupied	-	-	58,578	-	1,897	-	60,475
Commercial non-owner occupied	-	-	52,071	-	-	-	52,071
Consumer
Consumer revolving credit	17	1,852	313	-	9	-	2,191
Consumer all other credit	206	7,783	1,839	-	51	-	9,879
Total Loans	$4,069	$34,380	$246,949	$928	$3,295	$-	$289,621

Internal Risk Rating Grades				Special	Sub-
as of December 31, 2013	Excellent	Good	Pass	Mention	standard	Doubtful	Total
(dollars in thousands)
Commercial and industrial	$4,056	$19,464	$24,015	$5	$520	$-	$48,060
Real estate construction
Residential construction	-	-	794	-	-	-	794
Other construction and land	-	-	17,031	530	106	-	17,667
Real estate mortgages
1-4 family residential	-	1,934	50,945	593	828	-	54,300
Home equity lines of credit	-	-	29,367	-	245	-	29,612
Multifamily mortgages	-	-	22,560	-	-	-	22,560
Commercial owner occupied	-	-	56,668	-	2,134	-	58,802
Commercial non-owner occupied	-	-	51,884	567	2,184	-	54,635
Consumer
Consumer revolving credit	-	1,926	319	-	9	-	2,254
Consumer all other credit	371	8,772	2,153	-	54	-	11,350
Total Loans	$4,427	$32,096	$255,736	$1,695	$6,080	$-	$300,034

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

Impaired loans are individually evaluated and, if deemed appropriate, a specific allocation is made for these loans. In reviewing the seven loans in the amount of $1,706,000 classified as impaired loans at September 30, 2014, there was no specific valuation allowance on any of these loans after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the borrower.

Allowance for Credit Losses Rollforward by Portfolio Segment
For the nine months ended September 30, 2014
(dollars in thousands)	Commercial	Real Estate	Real Estate	Consumer
	Loans	Construction	Mortgages	Loans	Total
Allowance for Credit Losses:
Balance as of January 1, 2014	$340	$198	$2,788	$34	$3,360
Charge-offs	(70)	-	(116)	-	(186)
Recoveries	23	-	7	8	38
Provision for (recovery of) loan losses	60	(77)	(86)	(15)	(118)
Ending Balance	$353	$121	$2,593	$27	$3,094

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	353	121	2,593	27	3,094

Financing Receivables:
Ending Balance:
Individually evaluated for impairment	$-	$71	$1,635	$-	$1,706
Collectively evaluated for impairment	48,621	13,057	214,167	12,070	287,915
	$48,621	$13,128	$215,802	$12,070	$289,621

Allowance for Credit Losses Rollforward by Portfolio Segment For the year ended December 31, 2013
(dollars in thousands)	Commercial	Real Estate	Real Estate	Consumer
	Loans	Construction	Mortgages	Loans	Total
Allowance for Credit Losses:
Balance as of January 1, 2013	$303	$168	$2,750	$46	$3,267
Charge-offs	(22)	-	(139)	-	(161)
Recoveries	22	-	48	24	94
Provision for (recovery of) loan losses	37	30	129	(36)	160
Ending Balance	$340	$198	$2,788	$34	$3,360

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	340	198	2,788	34	3,360

Financing Receivables:
Ending Balance:
Individually evaluated for impairment	$-	$77	$1,659	$-	$1,736
Collectively evaluated for impairment	48,060	18,384	218,250	13,604	298,298
	$48,060	$18,461	$219,909	$13,604	$300,034

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

The following tables show the aging of past due loans as of September 30, 2014 and December 31, 2013. Also included are loans that are 90 or more days past due but still accruing, because they are well secured and in the process of collection.

							90 Days
Past Due Aging as of	30-59		90 Days or				Past Due
September 30, 2014	Days Past	60-89 Days	More Past	Total Past		Total	and Still
(dollars in thousands)	Due	Past Due	Due	Due	Current	Loans	Accruing
Commercial and industrial	$216	$-	$-	$216	$48,405	$48,621	$-
Real estate construction
Residential construction	-	-	-	-	480	480	-
Other construction and land	-	-	-	-	12,648	12,648	-
Real estate mortgages
1-4 family residential	-	39	56	95	58,273	58,368	-
Home equity lines of credit	-	-	89	89	24,674	24,763	-
Multifamily	-	-	-	-	20,125	20,125	-
Commercial owner occupied	-	-	-	-	60,475	60,475	-
Commercial non-owner occupied	-	-	-	-	52,071	52,071	-
Consumer loans
Consumer revolving credit	1	-	-	1	2,190	2,191	-
Consumer all other credit	-	-	-	-	9,879	9,879	-
Total Loans	$217	$39	$145	$401	$289,220	$289,621	$-

							90 Days
Past Due Aging as of	30-59		90 Days or				Past Due
December 31, 2013	Days Past	60-89 Days	More Past	Total Past		Total	and Still
(dollars in thousands)	Due	Past Due	Due	Due	Current	Loans	Accruing
Commercial and industrial	$123	$35	$-	$158	$47,902	$48,060	$-
Real estate construction
Residential construction	-	-	-	-	794	794	-
Other construction and land	34	-	29	63	17,604	17,667	29
Real estate mortgages
1-4 family residential	60	26	149	235	54,065	54,300	149
Home equity lines of credit	-	-	-	-	29,612	29,612	-
Multifamily	-	-	-	-	22,560	22,560	-
Commercial owner occupied	-	-	-	-	58,802	58,802	-
Commercial non-owner occupied	-	139	91	230	54,405	54,635	-
Consumer loans
Consumer revolving credit	-	-	-	-	2,254	2,254	-
Consumer all other credit	93	30	-	123	11,227	11,350	-
Total Loans	$310	$230	$269	$809	$299,225	$300,034	$178

Note 5. Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the three and nine months ended September 30, 2014 and 2013. Potential dilutive common stock has no effect on income available to common shareholders.

Three Months Ended	September 30, 2014			September 30, 2013
		Weighted	Per		Weighted	Per
(dollars in thousands,		Average	Share		Average	Share
except per share data)	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic earnings per share	$382	2,697,674	$0.14	$925	2,690,220	$0.35
Effect of dilutive stock options	-	14,875	-	-	317	-
Diluted earnings per share	$382	2,712,549	$0.14	$925	2,690,537	$0.35

Nine Months Ended	September 30, 2014			September 30, 2013
		Weighted	Per		Weighted	Per
(dollars in thousands,		Average	Share		Average	Share
except per share data)	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic earnings per share	$1,333	2,694,487	$0.49	$2,279	2,690,220	$0.85
Effect of dilutive stock options	-	10,870	-	-	159	-
Diluted earnings per share	$1,333	2,705,357	$0.49	$2,279	2,690,379	$0.85

For the three-month periods ended September 30, 2014 and September 30, 2013, option shares totaling 111,260 and 220,199, respectively, were considered anti-dilutive and were excluded from these calculations. For the nine-month periods ended September 30, 2014 and September 30, 2013, option shares totaling 137,607 and 226,701, respectively, were considered anti-dilutive and were likewise excluded from these calculations.

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

For all Plans, the option price of incentive options will not be less than the fair market value of the stock at the time an option is granted. Nonqualified options may be granted at a price established by the Board of Directors, including prices less than the fair market value on the date of grant. Outstanding options generally expire in ten years from the grant date. Stock options generally vest by the fourth or fifth anniversary of the date of the grant.

A summary of the shares issued and available under each of the Company’s stock incentive plans (the “Plans”) is shown below as of September 30, 2014:

	1998 Plan	2003 Plan	2005 Plan	2014 Plan
Aggregate shares issuable	430,100	128,369	230,000	250,000
Options issued, net of forfeited and
expired options	(381,089)	(110,278)	(149,751)	-
Cancelled due to Plan expiration	(49,011)	(18,091)	-	-
Remaining available for grant	-	-	80,249	250,000

Grants issued and outstanding:
Total vested and unvested shares	1,150	32,438	148,358	-
Fully vested shares	1,150	32,438	137,881	-

Exercise price range	$23.30	$15.65 to	$11.74 to	N/A
		$18.26	$36.74

The Company accounts for all of its stock incentive plans under recognition and measurement accounting principles which require that the compensation cost relating to stock-based payment transactions be recognized in financial statements. Stock-based compensation arrangements include stock options and restricted stock. All stock-based payments to employees are required to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. For the nine months ended September 30, 2014 and 2013, the Company recognized $41,000 and $84,000, respectively, in compensation expense for stock options and restricted stock grants. As of September 30, 2014, there was $75,000 in unamortized compensation expense remaining to be recognized in future reporting periods through 2017.

Stock Options

Changes in the stock options outstanding related to all of the Plans are summarized as follows:

	September 30, 2014
(dollars in thousands, except per share data)		Weighted Average	Aggregate
	Number of Options	Exercise Price	Intrinsic Value
Outstanding at January 1, 2014	226,424	$26.35	$44
Granted	5,000	18.10
Exercised	(9,516)	19.90	$18
Expired	(9,200)	22.14
Forfeited	(30,762)	31.30
Outstanding at September 30, 2014	181,946	$25.84	$325

Options exercisable at September 30, 2014	171,469	$26.41	$254

The fair value of any grant is estimated at the grant date using the Black-Scholes pricing model. During both the first quarter of 2014 and 2013, there were stock option grants of 5,000 shares. The fair value on the grant issued in 2014 was estimated based on the assumptions noted in the following table:

For the nine months ended
September 30, 2014
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

Summary information pertaining to options outstanding at September 30, 2014 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
	Number of	Average	Average	Number of	Average
	Options	Remaining	Exercise	Options	Exercise
Exercise Price	Outstanding	Contractual Life	Price	Exercisable	Price
$11.74 to 20.00	49,238	5.8 Years	$17.25	38,762	$17.42
$20.01 to 30.00	64,168	3.4 Years	24.71	64,167	24.71
$30.01 to 36.74	68,540	1.7 Years	33.08	68,540	33.08
Total	181,946	3.4 Years	$25.84	171,469	$26.41

Restricted Stock

No restricted stock grants were awarded during 2013 or the first nine months of 2014. Changes in the restricted stock activity as of September 30, 2014 are summarized as follows:

				Weighted Average
	Number of	Grant Date	Aggregate	Remaining
(dollars in thousands, except per share data)	Shares	Fair Value	Intrinsic Value	Contractual Life
Outstanding at January 1, 2014	288	$12.18
Issued	-	-
Vested	-	-
Non-vested at September 30, 2014	288	$12.18	$7	0.1 Years

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

The following tables present the balances measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

		Fair Value Measurements at September 30, 2014 Using:
(dollars in thousands)
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$37,179	$-	$37,179	$-
Corporate bonds	15,216	-	15,216	-
Asset-backed securities	2,103	-	2,103	-
Mortgage-backed securities/CMOs	64,868	-	64,868	-
Municipal bonds	23,261	-	23,261	-
Total securities available for sale	$142,627	$-	$142,627	$-

		Fair Value Measurements at December 31, 2013 Using:
(dollars in thousands)
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$44,005	$-	$44,005	$-
Corporate bonds	9,053	-	9,053	-
Asset-backed securities	2,100	-	2,100	-
Mortgage-backed securities/CMOs	55,597	-	55,597	-
Municipal bonds	22,272	-	22,272	-
Total securities available for sale	$133,027	$-	$133,027	$-

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

Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. The Company had $1,706,000 and $1,736,000 in impaired loans as of September 30, 2014 and December 31, 2013, respectively. None of these impaired loans required a valuation allowance after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the customer.

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

The following table presents the Company’s assets that were measured at fair value on a nonrecurring basis as of September 30, 2014 and December 31, 2013:

Fair Value Measurements at September 30, 2014 Using:
(dollars in thousands)			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Other Real Estate Owned	$1,507	$-	$-	$1,507

Fair Value Measurements at December 31, 2013 Using:
(dollars in thousands)			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Other Real Estate Owned	$2,372	$-	$-	$2,372

For the assets measured at fair value on a nonrecurring basis as of September 30, 2014, the following table displays quantitative information about Level 3 Fair Value Measurements:

(dollars in thousands)
				Weighted
Description	Fair Value	Valuation Technique	Unobservable Inputs	Average
Assets:
Other Real Estate Owned	$1,507	Market comparables	Discount applied to market comparables *	5.8%
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

Loan receivables

The fair value of performing loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar remaining maturities. This calculation ignores loan fees and certain factors affecting the interest rates charged on various loans, such as the borrower’s creditworthiness and compensating balances and dissimilar types of real estate held as collateral. The fair value of impaired loans is measured as described within the Impaired Loans section of this note.

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

Off-balance sheet financial instruments

Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. For the reporting period, the fair value of unfunded loan commitments and standby letters of credit were deemed to be immaterial and therefore, they have not been included in the following tables.

The carrying values and estimated fair values of the Company's financial instruments as of September 30, 2014 and December 31, 2013 are as follows:

		Fair Value Measurement at September 30, 2014 using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
(dollars in thousands)		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$48,417	$48,417	$-	$-	$48,417
Securities	142,627	-	142,627	-	142,627
Loans, net	286,527	-	-	287,501	287,501
Bank owned life insurance	12,923	-	12,923	-	12,923
Accrued interest receivable	1,191	-	577	614	1,191

Liabilities
Demand deposits and	$312,438	$-	$312,438	$-	$312,438
interest-bearing transaction
and money market accounts
Certificates of deposit	120,092	-	120,213	-	120,213
Securities sold under	14,102	-	14,102	-	14,102
agreements to repurchase
Accrued interest payable	113	-	113	-	113

		Fair Value Measurement at December 31, 2013 using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
(dollars in thousands)		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$40,072	$40,072	$-	$-	$40,072
Securities	133,027	-	133,027	-	133,027
Loans, net	296,674	-	-	297,765	297,765
Bank owned life insurance	12,595	-	12,595	-	12,595
Accrued interest receivable	1,247	-	566	681	1,247

Liabilities
Demand deposits and	$306,298	$-	$306,298	$-	$306,298
interest-bearing transaction
and money market accounts
Certificates of deposit	124,162	-	124,391	-	124,391
Securities sold under	16,297	-	16,297	-	16,297
agreements to repurchase
Accrued interest payable	125	-	125	-	125

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

Note 8. Other Comprehensive Income (Loss)

A component of the Company’s other comprehensive income (loss), in addition to net income from operations, is the recognition of the unrealized gains and losses on Available for Sale securities, net of income taxes. Reclassifications of unrealized gains and losses on Available for Sale securities are reported in the income statement as “Gain on sale of securities” with the corresponding income tax effect reflected as a component of income tax expense. Amounts reclassified out of accumulated other comprehensive income (loss) are presented below for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Available for sale securities
Realized gains on sales of securities	$-	$34	$16	$50
Tax effect	-	(12)	(5)	(17)
Realized gains, net of tax	$-	$22	$11	$33

Note 9 – Segment Reporting

Virginia National Bankshares Corporation has two reportable segments, the Bank and VNB Wealth.

Commercial banking involves making loans and generating deposits from individuals and businesses. Loan fee income, service charges from deposit accounts, and other non-interest-related fees such as fees for debit cards and ATM usage and fees for treasury management services generate additional income for this segment.

VNB Wealth services include investment management, trust and estate administration, custody services, and financial planning. Fees for these services are charged on a fixed basis and a performance basis. A management fee for administrative and technology support services provided by the Bank is charged to VNB Wealth. For the nine months ended September 30, 2014 and September 30, 2013, management fees of $188,000 were charged to VNB Wealth and eliminated in consolidated totals. The VNB Wealth total assets as shown in the following tables represent the assets of VNB Wealth and should not be confused with client assets under management.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies provided earlier in this report. Each reportable segment is a strategic business unit that offers different products and services. They are managed separately, because each segment appeals to different markets and, accordingly, require different technology and marketing strategies.

Segment information for the three and nine months ended September 30, 2014 and 2013 is shown in the following tables:

Three months ended September 30, 2014	Bank	VNB Wealth	Consolidated
(dollars in thousands)
Net interest income	$3,570	$7	$3,577
Provision for loan losses	-	-	-
Noninterest income	667	488	1,155
Noninterest expense	3,572	684	4,256
Income before income taxes	665	(189)	476
Provision for income taxes	158	(64)	94
Net income (loss)	$507	$(125)	$382
Total assets	$498,061	$9,950	$508,011

Three months ended September 30, 2013	Bank	VNB Wealth	Consolidated
(dollars in thousands)
Net interest income	$3,625	$7	$3,632
Provision for loan losses	-	-	-
Noninterest income	718	757	1,475
Noninterest expense	3,322	495	3,817
Income before income taxes	1,021	269	1,290
Provision for income taxes	273	92	365
Net income	$748	$177	$925
Total assets	$473,495	$10,446	$483,941

Nine months ended September 30, 2014	Bank	VNB Wealth	Consolidated
(dollars in thousands)
Net interest income	$10,771	$26	$10,797
Recovery of loan losses	(118)	-	(118)
Noninterest income	1,874	1,508	3,382
Noninterest expense	10,667	2,028	12,695
Income before income taxes	2,096	(494)	1,602
Provision for income taxes	435	(166)	269
Net income (loss)	$1,661	$(328)	$1,333

Nine months ended September 30, 2013	Bank	VNB Wealth	Consolidated
(dollars in thousands)
Net interest income	$10,797	$20	$10,817
Provision for loan losses	265	-	265
Noninterest income	1,918	2,169	4,087
Noninterest expense	9,934	1,581	11,515
Income before income taxes	2,516	608	3,124
Provision for income taxes	637	208	845
Net income	$1,879	$400	$2,279

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Virginia National Bankshares Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2013, included in the 2013 Form 10-K. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results for the year ending December 31, 2014 or any future period.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT COULD AFFECT FUTURE RESULTS

Certain statements contained or incorporated by reference in this quarterly report on Form 10-Q, including but not limited to, statements concerning future results of operations or financial position, borrowing capacity and future liquidity, future investment results, future credit exposure, future loan losses and plans and objectives for future operations, change in laws and regulations applicable to the Company and its subsidiaries, adequacy of funding sources, actuarial expected benefit payment, valuation of foreclosed assets, regulatory requirements, economic environment and other statements contained herein regarding matters that are not historical facts, are “forward-looking statements” as defined in the Securities Exchange Act of 1934. Such statements are often characterized by use of qualified words such as “expect,” “believe,” “estimate,” “project,” “anticipate,” “intend,” “will,” or words of similar meaning or other statements concerning the opinions or judgment of the Company and its management about future events. These statements are not historical facts but instead are subject to numerous assumptions, risks and uncertainties, and represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Any forward-looking statements made by the Company speak only as of the date on which such statements are made. Our actual results and financial position may differ materially from the anticipated results and financial condition indicated in or implied by these forward-looking statements. The Company makes no commitment to update or revise forward-looking statements in order to reflect new information or subsequent events or changes in expectations.

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

FINANCIAL CONDITION

Total assets

The total assets of the Company as of September 30, 2014 were $508.0 million. This is a $5.0 million decrease from the December 31, 2013 total asset figure of $513.0 million, and a $24.1 million increase from the September 30, 2013 total asset figure of $483.9 million. The balance sheet increase reported over the prior year was mainly attributable to a $14.9 million increase in deposits when comparing the September 30, 2013 balance of $417.6 million to $432.5 million in total deposits as of September 30, 2014.

Federal funds sold

The Company had overnight federal funds sold of $33.9 million at September 30, 2014, compared to $27.2 million at December 31, 2013. At September 30, 2013, the Company had overnight federal funds sold of $21.8 million. The Company continues to participate in the Federal Reserve Bank of Richmond’s Excess Balance Account (“EBA”). The EBA is a limited-purpose account at the Federal Reserve Bank for the maintenance of excess cash balances held by financial institutions. The Federal Reserve Bank requires the Company to have its participation in the EBA program managed by a pass-through correspondent bank. The Company’s pass-through correspondent is Community Bankers Bank of Midlothian, Virginia. The EBA eliminates the potential of concentration risk that comes with depositing excess balances with one or multiple correspondent banks. Balances on deposit in the EBA are considered to be on deposit with the Federal Reserve Bank, with the correspondent bank acting “as agent”. Balances in the EBA cannot be used to satisfy reserve balance requirements or contractual clearing agreements with the Federal Reserve Bank.

Securities

The Company’s investment securities portfolio as of September 30, 2014 totaled $144.1 million or an increase of $8.2 million from June 30, 2014 and an increase of $9.4 million from the $134.7 million reported at December 31, 2013. Management is focused on maximizing the earning capacity of the Company’s excess liquidity. The investment securities portfolio provides for higher returns as compared to overnight Federal Funds, while remaining readily liquid enough to support changes in loan funding needs and in deposit outflows. At September 30, 2014, the investment securities holdings represented 28.4% of the Company’s total assets, and an increase from the 26.8% and 26.3% of total assets at June 30, 2014 and December 31, 2013, respectively. The increase in investment securities during the most recent quarter is the result of continued deposit growth and the reduction in loan balances.

The portfolio is designed to provide a predictable amount of principal cash flow monthly. During the quarter ended September 30, 2014, investment principal averaging $2.3 million per month was received from the Company’s investments, and this monthly average is consistent with the year-to-date average monthly principal received of $2.2 million for 2014.

The Company’s investment securities portfolio included restricted securities totaling $1.5 million as of September 30, 2014. These securities represent stock in the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Atlanta. The level of restricted securities the Company is required to hold is determined in accordance with membership guidelines provided by both the Federal Reserve Bank Board of Governors and the Federal Home Loan Bank of Atlanta.

At September 30, 2014, the unrestricted securities portfolio totaled $142.6 million. The following table summarizes the Company's available for sale securities by type as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014	Percent	December 31, 2013	Percent
	Balance	of Total	Balance	of Total
U.S.Government agencies	$37,179	26.07%	$44,005	33.08%
Corporate bonds	15,216	10.67%	9,053	6.81%
Asset-backed securities	2,103	1.47%	2,100	1.58%
Mortgage-backed securities	64,868	45.48%	55,597	41.79%
Municipal bonds	23,261	16.31%	22,272	16.74%
Total available for sale securities	$142,627	100.00%	$133,027	100.00%

The Company has no direct exposure to subprime mortgages. The Company does not hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

Loan portfolio

A management objective is to grow loan balances while maintaining the asset quality of the loan portfolio. The Company seeks to achieve this objective by maintaining rigorous underwriting standards coupled with regular evaluation of the creditworthiness of and the designation of lending limits for each borrower. The portfolio strategies include seeking industry and loan size diversification in order to minimize credit exposure and originating loans in markets with which the Company is familiar. The predominant market area for loans is Charlottesville, Albemarle County, Orange County, Winchester, Frederick County, Fauquier County and adjacent counties.

As of September 30, 2014, total loans were $289.6 million, a decrease of $2.7 million from June 30, 2014 and $10.4 million from the $300.0 million at December 31, 2013. The total at September 30, 2014 is $7.9 million lower when compared with the September 30, 2013 balance of $297.5 million. Loans as a percentage of total assets and as a percentage of deposits at September 30, 2014 were 57.0% and 67.0%, respectively. In this period of lower loan demand, the Company continues to pursue new loan initiatives to promote lending to new and existing qualified borrowers.

Early in the fourth quarter, management purchased participations in two commercial and industrial loans totaling $6.0 million in order to supplement organic loan growth and anticipates additional transactions will take place during the fourth quarter. The addition of a loan production office in Warrenton, Virginia, in July 2014, has proven to be successful in adding to the current loan pipeline.

The following table summarizes the Company's loan portfolio by type of loan as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014	Percent	December 31, 2013	Percent
	Balance	of Total	Balance	of Total
Commercial and industrial	$48,621	16.8%	$48,060	16.0%
Real estate - commercial	132,671	45.8%	135,997	45.3%
Real estate - residential mortgage	83,131	28.7%	83,912	28.0%
Real estate - construction	13,128	4.5%	18,461	6.2%
Consumer installment and other	12,070	4.2%	13,604	4.5%
Total loans	$289,621	100.0%	$300,034	100.0%

Loan quality

Criticized loans totaled $4.2 million at September 30, 2014 decreasing slightly from the $4.4 million at June 30, 2014 and lower by $3.6 million or 46.2% from the $7.8 million reported at December 31, 2013 and down $4.8 million or 53.3% from the $9.0 million reported at September 30, 2013.

Nonaccrual loans remained low and totaled $369 thousand at September 30, 2014, down $126 thousand or 25.5% compared to $495 thousand at June 30, 2014 and down $6 thousand or 1.6% compared to $375 thousand at September 30, 2013.

At September 30, 2014, the Company had seven loans in the amount of $1.706 million classified as impaired loans. Of this total, $1.337 million were Troubled Debt Restructurings (TDRs) which are still accruing interest. The Company had no loans past due ninety or more days and still accruing interest in its portfolio as of September 30, 2014.

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

Allowance for loan losses

The allowance for loan losses as a percentage of total loans at September 30, 2014 was 1.07% compared to 1.12% at December 31, 2013 and 1.16% at September 30, 2013.

The following is a summary of the changes in the allowance for loan losses for the nine months ended September 30, 2014 and September 30, 2013 (dollars in thousands):

	2014	2013
Allowance for loan losses, January 1	$3,360	$3,267
Chargeoffs	(186)	(161)
Recoveries	38	83
Provision for (recovery of) loan losses	(118)	265
Allowance for loan losses, September 30	$3,094	$3,454

Net loan charge-offs for the first nine months of 2014 totaled $148 thousand, up from net charge-offs totaling $78 thousand during the first three quarters of 2013. A recovery of provision for loan losses amounting to $118 thousand was recorded during the second quarter of 2014, with no provision recorded during the first quarter or third quarter of 2014. The year-over-year comparison for the first nine months of 2014 results in a decrease of provision for loan losses of $383 thousand as compared to the $265 thousand in provision recorded during the same period in 2013. The recovery of provision for loan losses during 2014 is reflective of the continuing asset quality of the underlying loan portfolio as well as the contraction within gross loans.

The relationship of the allowance for loan losses to total loans at September 30, 2014, December 31, 2013, and September 30, 2013 appears below (dollars in thousands):

	September 30,	December 31,	September 30,
	2014	2013	2013
Loans held for investment at period-end	$289,621	$300,034	$297,544
Allowance for loan losses	$3,094	$3,360	$3,454
Allowance as a percent of period-end loans	1.07%	1.12%	1.16%

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

Management reviews the adequacy of the Allowance for Loan Losses on a quarterly basis to ensure it is adequate based upon the calculated potential losses inherent in the portfolio. Management believes the allowance for loan losses was adequately provided for as of September 30, 2014.

Premises and equipment

The Company’s premises and equipment, net of depreciation, as of September 30, 2014 totaled $9.5 million compared to the December 31, 2013 amount of $9.8 million. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method based on the estimated useful lives of assets. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, assets and related accumulated depreciation are removed from the books, and any resulting gain or loss is charged to income.

As of September 30, 2014, the Company and its subsidiaries occupied seven full-service banking facilities in the cities of Charlottesville and Winchester, as well as the counties of Albemarle and Orange in Virginia. The Bank also has a business development office in Culpeper, Virginia and a loan production office in Warrenton, Virginia.

The multi-story office building at 404 People Place in Charlottesville also serves as the Company’s corporate headquarters and operations center, as well as the principal offices of VNB Wealth.

The Arlington Boulevard and People Place facilities also contain office space that is currently under lease to tenants.

Deposits and securities sold under agreement to repurchase

Depository accounts represent the Company’s primary source of funds and are comprised of demand deposits, interest-bearing checking accounts, money market deposit accounts and time deposits. These deposits have been provided predominantly by individuals, professionals and small businesses in the Charlottesville/Albemarle area, the Orange County area, and the Winchester area. Securities sold under agreement to repurchase are available to non-individual accountholders on an overnight term through the Company’s investment sweep product.

Total deposits as of September 30, 2014 were $432.5 million, compared to $430.5 million at December 31, 2013, an increase of $2.0 million. In comparing total deposits as of a year ago, balances as of September 30, 2014 are $14.9 million or 3.5% higher than the $417.6 million total as of September 30, 2013.

Noninterest-bearing demand deposits on September 30, 2014 were $140.0 million, representing 32.4% of total deposits. Interest-bearing transaction and money market accounts totaled $172.4 million, and represent 39.8% of total deposits at September 30, 2014. Collectively, noninterest-bearing and interest-bearing transaction and money market accounts represented 72.2% and 71.2% of total deposit accounts at September 30, 2014 and December 31, 2013, respectively. These account types are an excellent source of low-cost funding for the Company.

Certificates of deposit and other time deposit accounts totaled $120.1 million at September 30, 2014 and $124.2 million at December 31, 2013. Included in this deposit total are Certificate of Deposit Account Registry Service CDs, known as CDARSTM, whereby depositors can obtain FDIC deposit insurance on account balances of up to $50 million. CDARS deposits totaled $23.8 million as of September 30, 2014, compared to $25.0 million at December 31, 2013.

Breakdown of deposit accounts

(dollars in thousands)	September 30, 2014		December 31, 2013		September 30, 2013
		% of Total		% of Total		% of Total
No cost and low cost deposits	Balance	Deposits	Balance	Deposits	Balance	Deposits
Noninterest demand deposits	$140,037	32.4%	$140,911	32.7%	$128,596	30.8%
Interest checking accounts	81,282	18.8%	80,832	18.8%	77,567	18.6%
Money market deposit accounts	91,119	21.0%	84,555	19.7%	85,085	20.4%
Total noninterest and low
cost deposit accounts	$312,438	72.2%	$306,298	71.2%	$291,248	69.8%

Time deposit accounts
Certificates of deposit	$96,289	22.3%	$99,117	23.0%	$99,396	23.8%
CDARS deposits	23,803	5.5%	25,045	5.8%	26,914	6.4%
Total certificates of deposit
and other time deposits	$120,092	27.8%	$124,162	28.8%	$126,310	30.2%

Total deposit account balances	$432,530	100.0%	$430,460	100.0%	$417,558	100.0%

Securities sold under agreements to repurchase

(dollars in thousands)	September 30, 2014		December 31, 2013		September 30, 2013
	Balance		Balance		Balance
Securities sold under
agreements to repurchase	$14,102		$16,297		$11,697

Shareholders' equity and regulatory capital ratios

The following table displays the changes in shareholders' equity for the Company from December 31, 2013 to September 30, 2014 (dollars in thousands):

Equity, December 31, 2013	$57,956
Net income	1,333
Change in accumulated other comprehensive income (loss)	1,160
Cash dividends paid	(538)
Stock options exercised	189
Equity increase due to expensing of stock options/grants	41
Equity, September 30, 2014	$60,141

The accumulated other comprehensive income/loss component of shareholders’ equity totaled a net, after-tax, unrealized loss of $271 thousand at September 30, 2014 compared to a net, after-tax, unrealized loss of $1.4 million at December 31, 2013. The $1.160 million difference was due to a net after-tax decrease in the net unrealized losses on securities available for sale that is attributed to the decline in intermediate and long term market interest rates.

Under current regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to securities available for sale do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items.

The Company’s capital ratios remain well above the levels currently designated by bank regulators as "well capitalized" at September 30, 2014. Under the current risk-based capital guidelines of federal regulatory authorities, the Company has a Tier 1 capital ratio of 17.81% of its risk-weighted assets and a total capital ratio of 18.72% of its risk-weighted assets. Both are well in excess of the minimum capital requirements of 4.00% and 8.00%, respectively. Additionally, the Company has a leverage ratio of 11.77% of total assets, which is well in excess of the minimum 5.00% level designated by bank regulators under “well capitalized” capital guidelines.

Basel III capital requirements: Effective January 1, 2015, the final rules adopted by the federal bank regulatory agencies to implement the Basel III regulatory capital rules require the Company and its subsidiaries to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6% of risk-weighted assets (increased from the current requirement of 4%); (iii) a total capital ratio of 8% of risk-weighted assets (unchanged from current requirement); and (iv) a leverage ratio of 4% of total assets. These are the initial capital requirements, which will be phased in over a four-year period. For additional information regarding the new capital requirements, refer to the Supervision and Regulation section, under Item 1. Business, found in the Company’s Form 10-K Report for December 31, 2013.

Based on management’s understanding and interpretation of the new capital rules, it believes that, as of September 30, 2014, the Company and its subsidiaries would meet all regulatory capital adequacy requirements under such rules on a fully phased-in basis as if such requirements were in effect as of such date.

Stock repurchase program approved

On September 22, 2014, the Company issued a press release and filed a Form 8-K with the Securities and Exchange Commission to announce the approval by its Board of Directors of a stock repurchase program authorizing repurchase of up to 400,000 shares of the Company's common shares through the open market or in privately negotiated transactions. The repurchase program is authorized through September 18, 2015. As of November 7, 2014, the Company had repurchased no shares.

RESULTS OF OPERATIONS

Net income

Net income for the three months ended September 30, 2014 was $382 thousand compared to the $925 thousand reported for the three months ended September 30, 2013. Earnings per share (basic and diluted) were $0.14 per share for the quarter ended September 30, 2014 as compared to $0.35 per share for the same quarter in the prior year. The $543 thousand decrease in net income for the third quarter of 2014 when compared to the same period of 2013 is attributable to decreases of $55 thousand in net interest income and $320 thousand in noninterest income, and an increase of $439 thousand in noninterest expenses. Lower earnings resulted in the provision for income taxes being lower by $271 thousand for the third quarter of 2014 as compared to the same quarter of 2013. The effective income tax rate for the third quarter of 2014 was 19.7% as compared to 28.3% for the same period in 2013.

Net income for the first nine months of 2014 was $1.333 million, or 41.5% lower than the reported net income of $2.279 million during the same period in 2013. Earnings per share for the first three quarters of 2014 was $0.49 per share and is $0.36 less than the $0.85 per share reported in the first three quarters of 2013. The $946 thousand decrease in net income during the first nine months of 2014 from the first nine months of 2013 is attributable to several factors, including a decrease of $20 thousand in net interest income, a $705 thousand decrease in noninterest income, and an increase of $1.180 million in noninterest expense. Net income was positively impacted by a decrease of $383 thousand in provision for loan losses, and a decrease of $576 thousand in provision for income taxes. The effective income tax rate for the first nine months of 2014 was 16.8% as compared to 27.0% for the same period in 2013.

Net interest income

Net interest income for the three months ended September 30, 2014 was $3.577 million, which is a $55 thousand decrease when compared to net interest income of $3.632 million for the three months ended September 30, 2013. Net interest income is computed as the difference between the interest income on earning assets and the interest expense on deposits and other interest-bearing liabilities. Net interest income represents the principal source of revenue for the Company. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

Total interest income, on a tax equivalent basis, of $3.873 million for the quarter ended September 30, 2014 was $57 thousand less than the $3.930 million earned in the third quarter of 2013. Although average earning assets for the quarter ended September 30, 2014 were $27.1 million higher at $475.8 million than the $448.7 million in average earning assets for the third quarter of 2013, total interest income declined as the mix in earning assets shifted. Average loan balances were $5.2 million lower in the quarter ended September 30, 2014 than the same quarter in 2013, while the average combined balances in lower yielding investment securities, fed funds, and other interest bearing deposits expanded by $32.3 million. The earning asset yield, adjusted to a tax equivalent basis, for the three months ended September 30, 2014 was 3.23% or 24 basis points lower than the tax equivalent earning asset yield of 3.47% for the three months ended September 30, 2013. The loan yield for the third quarter of 2014 was 4.24% or 13 basis points lower than the 4.37% loan yield for the same period in 2013.

Interest expense of $235 thousand for the three months ended September 30, 2014 was fairly level with $239 thousand for the three months ended September 30, 2013. The increase in noninterest-bearing deposit balances resulted in the cost of funds of 0.20% for the quarter. The Company’s net interest income continues to benefit from having one of the lowest cost of funds among community banks in the country. The resulting tax-equivalent net interest margin for the third quarter of 2014 was 3.03%. A table showing the mix of no cost and low cost deposit accounts is shown under “Financial Condition - Deposits and securities sold under agreement to repurchase”, earlier in this report.

For the nine months ended September 30, 2014, total interest income, on a tax equivalent basis, was $11.671 million or $75 thousand less than the $11.746 million recorded for the same nine-month period in 2013. Interest expense was $690 thousand or $69 thousand lower than the prior year. The Bank’s tax-equivalent net interest margin for the first three quarters of 2014 was 3.11% or 14 basis points lower than the 3.25% for the same period in 2013.

The earning asset yield, as computed on a tax-equivalent basis, was 3.30% on average earning asset balances of $472.6 million for the nine months ended September 30, 2014. The earning asset yield for the nine months ended September 30, 2013 was 3.47% on average balances of $452.1 million.

The Company’s cost of funds for the nine months ended September 30, 2014 was 0.20%, or 2 basis points less than the 0.22% reported for the nine months ended September 30, 2013. On average, total funding, comprised of total interest bearing liabilities and noninterest bearing demand deposits, increased $14.7 million to $448.4 million for the first nine months of 2014, compared to $433.7 million for the same period in 2013.

The rate/volume analysis for the three months ended September 30, 2014 compared to the third quarter of 2013 indicate that the surge in demand deposits resulted in an increase in earning assets with a resulting increase of $49 thousand to net interest income, on a tax equivalent basis. The increase due to volume changes was more than offset by lower interest rates on loans that contributed to a net decrease of net interest income of $102 thousand. The loan category produced an overall decline in interest income of $157 thousand, which was due in part to a decrease of $57 thousand on lower loan volume and a decrease of $100 thousand due to lower interest rates when comparing the third quarter of 2014 to the same period in 2013. The higher average balance of investment securities improved net interest income by $97 thousand, and the slightly lower tax equivalent average interest rate on securities decreased interest income by $4 thousand, for a total increase in interest income of $93 thousand. The interest expense for the quarterly period decreased by $4 thousand primarily due to lower volume of time deposits ($3 thousand) and lower interest rates paid on CDs ($4 thousand). Higher average balances in interest checking and securities sold under agreement to repurchase produced higher costs of $3 thousand for the quarter ended September 30, 2014 as compared to the same quarter in 2013.

When comparing the first nine months of 2014 to the same period in 2013, the increased volume of earning assets positively impacted interest income by $260 thousand, while a net decrease of $1.4 million in average balances of interest bearing liabilities decreased interest expense by $25 thousand. These changes resulted in an increase in tax equivalent net interest income of $285 thousand attributable to changes in the volume of average balances. Decreases in loan rates contributed to a decrease of interest income of $442 thousand and was partially offset by an increase in interest income of $107 thousand due to higher interest rates earned on the investment portfolio. Lower rates on money market and time deposits helped to reduce interest expense by $44 thousand for the first nine month of 2014 when compared to the same period in 2013. As a result of lower market interest rates, net interest income was lower by $291 thousand for the first nine months of 2014 versus 2013. Combined changes in average balances and in interest rates resulted in a net decrease of net interest income of $6 thousand for the nine months ended September 30, 2014 in comparison to the same period in 2013.

The following tables detail the average balance sheet, including an analysis of net interest income for earning assets and interest bearing liabilities, for the three and nine months ended September 30, 2014 and 2013. Each table also includes a rate/volume analysis for these same periods.

Consolidated Average Balance Sheet And Analysis of Net Interest Income

	For the three months ended
	September 30, 2014			September 30, 2013			Change in Interest Income/Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to: [5]		Total
	Balance	Income	Yield/	Balance	Income	Yield/	Volume	Rate	Increase/
(dollars in thousands)		Expense	Cost		Expense	Cost			(Decrease)
ASSETS
Interest earning assets:
Securities
Taxable securities	$121,056	$565	1.87%	$104,728	$478	1.83%	$76	$11	$87
Tax exempt securities [1]	19,827	179	3.61%	17,557	173	3.94%	21	(15)	6
Total securities [1]	140,883	744	2.11%	122,285	651	2.13%	97	(4)	93
Total loans	290,208	3,100	4.24%	295,422	3,257	4.37%	(57)	(100)	(157)
Fed funds sold	42,699	23	0.21%	29,765	18	0.24%	7	(2)	5
Other interest-bearing deposits	2,040	6	1.17%	1,250	4	1.27%	2	-	2
Total earning assets	475,830	3,873	3.23%	448,722	3,930	3.47%	49	(106)	(57)
Less: Allowance for loan losses	(3,094)			(3,474)
Total non earning assets	40,284			41,519
Total assets	$513,020			$486,767

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$82,557	$11	0.05%	$78,539	$10	0.05%	$1	$-	$1
Money market deposits	90,892	42	0.18%	90,909	42	0.18%	-	-	-
Time deposits	122,230	173	0.56%	124,613	180	0.57%	(3)	(4)	(7)
Total interest-bearing deposits	295,679	226	0.30%	294,061	232	0.31%	(2)	(4)	(6)
Securities sold under agreement
to repurchase	15,191	9	0.24%	11,522	7	0.24%	2	-	2
Total interest-bearing liabilities	310,870	235	0.30%	305,583	239	0.31%	-	(4)	(4)
Noninterest-bearing liabilities:
Demand deposits	140,772			127,155
Other liabilities	967			744
Total liabilities	452,609			433,482
Shareholders' equity	60,411			53,285
Total liabilities & equity	$513,020			$486,767
Net interest income (tax equivalent)		$3,638			$3,691		$49	$(102)	$(53)
Interest rate spread [2]			2.93%			3.16%
Cost of funds [3]			0.20%			0.21%
Net interest margin [4]			3.03%			3.26%

[1]	Tax-exempt income for investment securities has been adjusted to a fully tax-equivalent basis (FTE), using a Federal income tax rate of 34%.
[2]	Interest spread is the average yield earned on earning assets less the average rate paid on interest-bearing liabilities.
[3]	Cost of funds is interest expense as a percentage of average earning assets.
[4]	Net interest margin is net interest income expressed as a percentage of average earning assets.
[5]

The impact on the net interest income resulting from changes in average balances and average assets is shown for the period indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Consolidated Average Balance Sheet And Analysis of Net Interest Income

	For the nine months ended
	September 30, 2014			September 30, 2013			Change in Interest Income/Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to: [5]		Total
	Balance	Income	Yield/	Balance	Income	Yield/	Volume	Rate	Increase/
(dollars in thousands)		Expense	Cost		Expense	Cost			(Decrease)
ASSETS
Interest earning assets:
Securities
Taxable securities	$118,247	$1,657	1.87%	$107,282	$1,404	1.74%	$149	$104	$253
Tax exempt securities [1]	19,803	542	3.65%	18,392	500	3.62%	39	3	42
Total securities [1]	138,050	2,199	2.12%	125,674	1,904	2.02%	188	107	295
Total loans	293,865	9,396	4.27%	292,033	9,777	4.48%	61	(442)	(381)
Fed funds sold	39,153	64	0.22%	33,177	55	0.22%	9	-	9
Other interest bearing deposits	1,521	12	1.05%	1,250	10	1.07%	2	-	2
Total earning assets	472,589	11,671	3.30%	452,134	11,746	3.47%	260	(335)	(75)
Less: Allowance for loan losses	(3,303)			(3,432)
Total non earning assets	41,491			40,750
Total assets	$510,777			$489,452

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing deposits:
Interest checking	$82,150	$31	0.05%	$76,447	$28	0.05%	$2	$1	$3
Money market deposits	88,139	121	0.18%	96,990	143	0.20%	(13)	(9)	(22)
Time deposits	123,420	511	0.55%	130,124	578	0.59%	(29)	(38)	(67)
Total interest bearing deposits	293,709	663	0.30%	303,561	749	0.33%	(40)	(46)	(86)
Securities sold under agreement
to repurchase	14,939	27	0.24%	6,481	10	0.21%	15	2	17
Total interest bearing liabilities	308,648	690	0.30%	310,042	759	0.33%	(25)	(44)	(69)
Non interest bearing liabilities:
Demand deposits	139,799			123,702
Other liabilities	2,646			1,547
Total liabilities	451,093			435,291
Shareholders' equity	59,684			54,161
Total liabilities & equity	$510,777			$489,452
Net interest income (tax equivalent)		$10,981			$10,987		$285	$(291)	$(6)
Interest rate spread [2]			3.00%			3.14%
Cost of funds [3]			0.20%			0.22%
Net interest margin [4]			3.11%			3.25%

[1]	Tax-exempt income for investment securities has been adjusted to a fully tax equivalent basis (FTE), using a Federal income tax rate of 34%.
[2]	Interest spread is the average yield earned on earning assets less the average rate paid on interest-bearing liabilities.
[3]	Cost of funds is interest expense as a percentage of average earning assets.
[4]	Net interest margin is net interest income expressed as a percentage of average earning assets.
[5]

The impact on the net interest income resulting from changes in average balances and average assets is shown for the period indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for loan losses

Management’s assessment of the allowance for loan losses as of September 30, 2014 resulted in no loan loss provision being charged to income, for the third quarter. The year-to-date total as of September 30, 2014 reflects a $118 thousand recovery of previous loan loss provision that was recorded during the second quarter of 2014. The combined effects of improvements in the economic climate, stable asset quality, and accelerated loan curtailments were factors in management’s determination that no provision was needed for the quarter. No provision for loan losses was recorded during the third quarter of 2013. A provision expense of $265 thousand was recorded for the first nine months in 2013. Pre-tax net income was positively impacted by a net change in loan loss provisioning of $383 thousand, year-over-year. In management’s opinion, the allowance was adequately provided for at September 30, 2014. Further discussion of management’s assessment of the allowance for loan losses is provided earlier in the report and in Note 4 – Allowance for Loan Losses, found in the Notes to the Consolidated Financial Statements.

Noninterest income

Noninterest income for the quarter ended September 30, 2014 was $1.155 million, substantially unchanged from the quarter ended June 30, 2014, and a decrease of $320 thousand from the $1.475 million reported for the quarter ended September 30, 2013. For the nine months ended September 30, 2014, noninterest income totaled $3.382 million, a $705 thousand decrease from the same period in 2013.

The decline in noninterest income both for the quarter and the nine-month period is primarily attributable to decreases in trust income of $312 thousand and $764 thousand, respectively. This is a result of the restructuring of VNBTrust (now operating under the trade name VNB Wealth Management), the transactions related to Swift Run Capital Management, LLC (described in the Company’s Form 10-K for the year ended December 31, 2014) and a difference in timing related to performance fee recognition versus last year.

Late in the third quarter of 2014, a new fee structure for the Bank was implemented as part of management’s revenue enhancement strategy. Many of the Bank’s fees had not been increased in several years, and the reassessment of the fees allowed the Bank to increase revenue while remaining at the same level or lower than its competition and to maintain excellent customer service. The full impact of the fee increases are expected to be realized in the fourth quarter of 2014.

The components of noninterest income for the three and nine months are shown below (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Trust income from VNB Wealth:
Management fees	$444	$697	$1,402	$1,991
Performance fees	-	59	2	177
Total trust income	444	756	1,404	2,168

Noninterest income, excluding trust income:
Customer service fees	217	231	656	695
Debit/credit card and ATM fees	186	188	543	543
Earnings/increase in value of
bank owned life insurance	112	114	328	336
Gains on sales of securities	-	34	16	50
Other	196	152	435	295
Total noninterest income,
excluding trust income	711	719	1,978	1,919

Total noninterest income	$1,155	$1,475	$3,382	$4,087

Trust income is primarily derived from two forms of fee income: performance fees and management fees. Management fees will vary depending on the type of account, investment authority and AUMs. Volatility in the financial markets impacts the AUMs and the fees collected.

For the three months ended September 30, 2014, VNB Wealth recognized $444 thousand or $253 thousand less than the $697 thousand recognized for the third quarter of 2013 in management fees. During the first three quarters of 2014, $1.402 million in management fees were collected, as compared to $1.991 million in the first three quarters of 2013.

Performance fees are based on the year-over-year increase in value (both realized and unrealized gains) in assets under management, and these fees are normally collected on applicable accounts at the end of the year, unless an account closes prior to year-end. For the three months ended September 30, 2014, VNB Wealth did not recognize any income from performance fees, as compared to $59 thousand for the quarter ended September 30, 2013. For the nine months of 2013, a total of $177 thousand was collected in performance fees, while only $2 thousand has been collected for the same period of 2014.

Other noninterest income of $435 thousand for the first nine months of 2014 was $140 thousand higher compared to $295 thousand recognized in the same period in 2013. The largest contributor to this increase is revenue associated with the previously disclosed contractual agreement related to Swift Run Capital Management, LLC.

Late in the second quarter of 2014, the Company initiated a new source of noninterest income as a result of hiring a secondary market mortgage originator. The Company now originates and sells residential mortgage loans sold on the secondary market which the Company does not wish to retain for its own loan portfolio due to the interest rate risks that are inherent with long-term fixed rate loans. Income of $19 thousand was realized in the three quarters ended September 30, 2014.

Gain on sale of securities were recognized for the three and nine months ended September 30, 2013 of $34 thousand and $50 thousand, respectively, while there was no gain on sale of securities during the three months ended September 30, 2014 and $16 thousand year-to-date.

Noninterest expense

Noninterest expense for the third quarter of 2014 was $4.256 million, an increase of $439 thousand from the $3.817 million reported in the third quarter of 2013. Increases in salaries and employee benefits of $353 thousand and other expense of $108 thousand were partially offset by a decrease in net occupancy of $15 thousand and in equipment costs of $7 thousand.

For the nine months ended September 30, 2014, noninterest expense was $12.695 million, an increase of $1.180 million compared to the $11.515 million reported for the first nine months of 2013.

The components of noninterest expense were as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Noninterest expense:
Salaries and employee benefits	$2,357	$2,004	$6,949	$6,013
Net occupancy	495	510	1,478	1,532
Equipment	126	133	393	465
Other	1,278	1,170	3,875	3,505
Total noninterest expense	$4,256	$3,817	$12,695	$11,515

Salaries and employee benefits increases for 2014 as compared to 2013 are associated with changes to compensation agreements at VNB Wealth, hiring of experienced lenders to increase loan production, and an increase to the rate of 401(k) employer match contributions for all eligible Company employees. In 2014 VNB Wealth made key hires to augment operational improvements, trading and financial planning and changed the method of paying incentive compensation which requires recording those expenses throughout the year.

Salaries and employee benefits increased $936 thousand in the nine months ended September 30, 2014 and totaled $6.949 million, as compared to the prior year period when the cost was $6.013 million. The increase is attributable to the same reasons mentioned earlier.

Other noninterest expense costs, for the third quarter of 2014, increased $108 thousand compared to the third quarter of 2013. The increase was primarily due to an increase in marketing and promotions expenditures ($54 thousand), ATM and debit/credit card expenses ($44 thousand), legal expenses ($19 thousand), and bank franchise taxes ($18 thousand). The increase in ATM and debit/credit card expenses was partially offset by a decrease in third party processing and telecommunication as a change in billing methodology, by our core systems vendor, allowed a more accurate breakdown of costs to the appropriate expense categories.

Other noninterest expenses of $3.875 million, for the first nine months of 2014, increased $370 thousand from $3.505 million for the same period in 2013. The increase in other expense was attributable to a number of items, including: marketing and promotion expenses ($85 thousand), professional and consulting fees ($75 thousand), bank franchise taxes ($58 thousand), legal fees ($44 thousand), ATM and debit/credit card expenses ($48 thousand), and OREO costs including valuation write-downs ($32 thousand).

Net occupancy and equipment expense was fairly level for the three months ended September 30, 2014 compared to the same quarter of 2013. For the first nine months of 2014 as compared to the same period in 2013, net occupancy expense declined $54 thousand and equipment expense was lower by $72 thousand. The decrease in occupancy expense is associated with reductions in rent expense as a result of relocating the VNB Wealth offices from formerly leased space into available space at the Company’s Pantops office building in Charlottesville and renegotiated lower rent for the Creekside Office in Winchester. The decrease in equipment expense was primarily the result of reductions in depreciation expense of $109 thousand as certain assets became fully depreciated, and this was partially offset with a $28 thousand increase in maintenance costs.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

101.0

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2014 and September 30, 2013, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and September 30, 2013, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2014 and September 30, 2013, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013 and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

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

VIRGINIA NATIONAL BANKSHARES CORPORATION
(Registrant)

By:	/s/ Glenn W. Rust
Glenn W. Rust President and Chief Executive Officer

Date:	November 13, 2014

By:	/s/ Ronald E. Baron
Ronald E. Baron
Executive Vice President and Chief Financial Officer

Date:	November 13, 2014