Form 10-K
period 2014-12-31
Virginia National Bankshares Corp
filed 2015-03-30
CIK 1572334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014	Commission File Number: 000-55117

VIRGINIA NATIONAL BANKSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	46-2331578
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

404 People Place, Charlottesville, Virginia	22911
(Address of principal executive offices)	(Zip Code)

(434) 817-8621
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $2.50 par value	OTC Markets Group’s OTCQX Marketplace
(Title of class)	(Name of exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes   _     No   X

On June 30, 2014, the aggregate market value of the common equity held by non-affiliates of the registrant was $58,831,849.

The registrant has one class of common stock, of which 2,688,781 shares were outstanding as of close of business March 14, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are hereby incorporated into Part I and Part III of this Form 10-K by reference: the Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2015.

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

On December 16, 2013, when the Reorganization became effective, the Bank became a wholly-owned subsidiary of the Company, and each share of the Bank’s common stock was exchanged for one share of the Company’s common stock. The Company is regulated under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “Federal Reserve”). The Company is also under the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to the disclosure and regulatory requirements of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as administered by the SEC. Virginia National Bankshares Corporation is headquartered at 404 People Place, Charlottesville, Virginia.

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

Late in the second quarter of 2014, the Company hired a secondary market mortgage originator. The Company now originates and sells residential mortgage loans sold on the secondary market which the Company does not wish to retain for its own loan portfolio due to the interest rate risks that are inherent with long-term fixed rate loans.

Since late 2012, the Company has offered annuity, insurance and brokerage services to the public at its banking offices, under the title of VNB Investment Strategies. The Bank entered into an agreement with LPL Financial LLC, which provides broker/dealer and advisory services through registered representatives. The goal of the program is to offer customers opportunities to access additional financial products and services beyond the traditional banking products.

Investment management, trust, estate administration and financial planning services are offered through the Bank’s wholly-owned subsidiary, VNBTrust, National Association, which now does business under the trade name VNB Wealth Management (“VNBTrust”, “VNB Wealth” or “VNB Wealth Management”). The flagship product for managed accounts employs a value-based, catalyst-driven investment strategy. The financial instruments used include common and preferred stock, corporate bonds, bank loans and other debt securities, convertible securities, Exchange Traded Funds (“EFTs”), options, warrants and cash equivalents.

On January 1, 2014, VNBTrust began doing business under the trade name of VNB Wealth Management. While the trade name is new, clients will continue to receive community-based trust and investment services. More information on VNB Wealth Management is available at www.vnbwealth.com.

Prior to July 18, 2013, VNBTrust was the sole owner of an operating subsidiary, Swift Run Capital Management, LLC (“SRCM”), formerly known as VNB Investment Management Company, LLC, a Delaware limited liability corporation. SRCM operates as the general partner of Swift Run Capital L.P. (“Fund”), a hedge fund. On July 18, 2013 (the “Closing Date”), VNBTrust completed the sale of all of the membership interests of SRCM to SRCM Holdings LLC (“SRCM Holdings”) pursuant to a purchase and sale agreement dated June 27, 2013 among SRCM Holdings, VNBTrust, SRCM and the Bank (the “Sale Agreement”). The Fund managed by SRCM represented less than 7 percent of the total assets managed by VNBTrust and SRCM at the Closing Date. A former officer of VNBTrust is the principal owner of SRCM Holdings. Additional details on this transaction are available in Note 1, in the notes to the consolidated financial statements, contained in Item 8 – Consolidated Financial Statements and Supplementary Data.

References to the Company’s subsidiaries in this document include both the Bank and the Bank’s subsidiary, VNBTrust.

As of March 31, 2015, the Company and its subsidiaries occupied the following seven full-service banking facilities in the cities of Charlottesville and Winchester, as well as the counties of Albemarle and Orange in Virginia:

Location
222 East Main Street, Charlottesville, Virginia
1580 Seminole Trail, Charlottesville, Virginia
1900 Arlington Boulevard, Charlottesville, Virginia
102 East Main Street, Orange, Virginia
186 North Loudoun Street, Winchester, Virginia
3119 Valley Avenue in Winchester, Virginia
404 People Place, Charlottesville, Virginia

Additionally, the multi-story office building at 404 People Place also serves as the Company’s corporate headquarters and operations center, as well as the principal offices of VNB Wealth Management. The Bank also has a loan production office in Warrenton, Virginia and a business development office in Culpeper, Virginia.

Market Area

The population in the market area served by the Company continues to grow. According to the U.S. Census Bureau, the total market area served by the Company grew 21.7 percent between 2000 and 2010, as compared to 13.0 percent for the Commonwealth of Virginia as a whole. The Virginia State Demographer (the “VSD”) estimates that, by 2014, the population of the Commonwealth had grown by 4.1%, while the Company’s current markets had grown by 4.8 percent.

The combined populations of the City of Charlottesville and Albemarle County stood at 142,445 persons as of April 1, 2010, an increase of approximately 14.6 percent between April 1, 2000 and April 1, 2010. The VSD estimates that the two municipalities have grown by an additional 6.4 percent to a population of 151,490 as of 2014 and projects these municipalities will continue to grow to a population of 161,278 by 2020. Charlottesville and Albemarle County support a diverse, well-rounded economy. Stability in the local economy stems from the significant number of persons employed by a wide variety of employers including the University of Virginia, large medical and research facilities such as Martha Jefferson and UVA Health Services, insurance and technology industries, large number of national retail chains and Federal government-based facilities.

The combined populations of the City of Winchester and Frederick County increased approximately 26.2 percent between April 1, 2000 and April 1, 2010, to a population of 104,508 persons in 2010. The VSD estimates that the combined populations for these two areas have already grown to 109,259 by 2014, a 4.6 percent increase, and expects these populations to be 125,159 by 2020, an increase of 19.8 percent over the 2010 census figure.

Orange and Culpeper Counties had a combined population of approximately 80,170 persons as of 2010. Between April 1, 2000 and April 1, 2010, its population grew 33.3 percent. 2014 VSD estimates show the population at 83,045, a 3.6 percent increase over the 2010 population.

The Company’s newest market area of Warrenton and Fauquier County is estimated by VSD to have a population of 67,512 as of 2014 and is projected to grow to 74,118 persons by 2020.

Over the next decade, Virginia is expected to have only a 10.1 percent growth, where the Company’ s current market area is projected by VSD to be 15.5 percent higher by 2020 than reported by the 2010 Census.

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

Source of Strength. Federal Reserve policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) codified this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

Capital Requirements:

2014 Capital Requirements. The OCC and the other federal banking agencies have issued risk-based and leverage capital guidelines applicable to U.S. banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of the Federal Reserve and the OCC that were effective through December 31, 2014, the Company and the Bank were required to maintain a minimum ratio of total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 8.0%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, were multiplied by a risk-weight factor assigned by the capital regulation based on the risks believed inherent in the type of asset. At least half of the total capital was required to be “Tier 1 capital,” which consisted principally of common and certain qualifying preferred shareholders’ equity (including grandfathered trust preferred securities), less certain intangibles and other adjustments. The remainder (“Tier 2 capital”) consisted of cumulative preferred stock, long-term perpetual preferred stock, a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company were 16.98% and 17.87%, respectively, as of December 31, 2014, thus exceeding the minimum requirements. The Tier 1 and total capital to risk-weighted asset ratios of the Bank were 14.74% and 15.63%, respectively, as of December 31, 2014, also exceeding the minimum requirements.

Each of the federal bank regulatory agencies also established a minimum leverage capital ratio of Tier 1 capital to average adjusted assets (“Tier 1 leverage ratio”) that was effective through December 31, 2014. The guidelines required a minimum Tier 1 leverage ratio of 3.0% for bank holding companies and banking organizations with the highest supervisory rating. All other banking organizations were required to maintain a minimum Tier 1 leverage ratio of 4% unless a different minimum was specified by an appropriate regulatory authority. In addition, for a depository institution to have been considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 leverage ratio must have been at least 5.0%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve and the OCC have not advised the Company or the Bank of any specific minimum leverage ratio applicable to either entity. As of December 31, 2014, the Tier 1 leverage ratio of the Company and the Bank were 11.38% and 9.86%, respectively, well above the minimum requirements.

Basel III Capital Requirements Effective January 1, 2015. In June 2012, the federal bank regulatory agencies issued a series of proposed rules intended to revise and strengthen its risk-based and leverage capital requirements and its method for calculating risk-weighted assets. The rules were proposed to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. In July 2013, the federal bank regulatory agencies approved certain revisions to the proposals and finalized new capital requirements for banking organizations.

Effective January 1, 2015, the final rules require the Company and the Bank to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6% of risk-weighted assets (increased from the prior requirement of 4%); (iii) a total capital ratio of 8% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4% of total assets (unchanged from the prior requirement). These are the initial capital requirements, which will be phased in over a four-year period. When fully phased in on January 1, 2019, the rules will require the Company and the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7% upon full implementation); (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation); (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.

The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

With respect to the Bank, the rules also revised the “prompt corrective action” regulations pursuant to Section 38 of the FDIA by (i) introducing a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well-capitalized status being 8.0% (as compared to the prior ratio of 6.0%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well-capitalized. These new thresholds were effective for the Bank as of January 1, 2015. The minimum total capital to risk-weighted assets ratio (10.0%) and minimum leverage ratio (5.0%) for well-capitalized status were unchanged by the final rules.

The new capital requirements also include changes in the risk weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and nonresidential mortgage loans that are 90 days past due or otherwise on non-accrual status, a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital, and increased risk-weights (from 0% to up to 600%) for equity exposures.

Based on management’s understanding and interpretation of the new capital rules, it believes that, as of December 31, 2014, the Company and the Bank would meet all capital adequacy requirements under such rules on a fully phased-in basis as if such requirements were in effect as of such date.

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

The Federal Deposit Insurance Act (the “FDIA”), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits of at least 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. On February 27, 2009, the FDIC introduced three possible adjustments to an institution’s initial base assessment rate: (i) a decrease of up to five basis points for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt and, for small institutions, a portion of Tier 1 capital; (ii) an increase not to exceed 50% of an institution’s assessment rate before the increase for secured liabilities in excess of 25% of domestic deposits; and (iii) for non-Risk Category I institutions, an increase not to exceed 10 basis points for brokered deposits in excess of 10% of domestic deposits. In 2014 and 2013, the Company expensed only the base assessment rate for “well capitalized” institutions, which totaled $240 thousand and $220 thousand, respectively, in regular deposit insurance assessments.

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

In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately one basis point of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019. In both 2014 and 2013, the Company paid a Financing Corporation assessment of $28 thousand.

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

Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank meets the definition of being “well capitalized” as of December 31, 2014.

As described above in “The Bank – Capital Requirements – Basel III Capital Requirements Effective January 1, 2015,” the new capital requirement rules issued by the OCC incorporate new requirements into the prompt corrective action framework.

Community Reinvestment Act. The Bank is subject to the requirements of the Community Reinvestment Act of 1977 (the “CRA”). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of the local communities they serve, including low and moderate income neighborhoods. The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting such credit needs. Furthermore, such assessment is also required of banks that have applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch. In the case of a bank holding company applying for approval to acquire a bank or another bank holding company, the record of each subsidiary bank of the applicant bank holding company is subject to assessment in considering the application. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance.” The Bank received a “satisfactory” CRA rating in its most recent examination.

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

Volcker Rule. The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of 3% of Tier 1 capital in private equity and hedge funds (known as the “Volcker Rule”). On December 10, 2013, the federal bank regulatory agencies adopted final rules implementing the Volcker Rule. These final rules prohibit banking entities from (i) engaging in short-term proprietary trading for their own accounts, and (ii) having certain ownership interests in and relationships with hedge funds or private equity funds. The final rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The final rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Although the final rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company and the Bank. The final rules were effective April 1, 2014, with full compliance being phased in over a period which will end on July 21, 2016. The Company has evaluated the implications of the final rules on its investments and does not expect any material financial implications.

Under the rules implementing the Volcker Rule, banking entities would have been prohibited from owning certain collateralized debt obligations (“CDOs”) backed by trust preferred securities (“TruPS”) as of July 21, 2015, which could have forced banking entities to recognize unrealized market losses based on the inability to hold any such investments to maturity. However, on January 14, 2014, the federal bank regulatory agencies issued an interim rule, effective April 1, 2014, exempting TruPS CDOs from the Volcker Rule if (i) the CDO was established prior to May 19, 2010, (ii) the banking entity reasonably believes that the offering proceeds of the CDO were used to invest primarily in TruPS issued by banks with less than $15 billion in assets, and (iii) the banking entity acquired the CDO on or before December 10, 2013. The regulators solicited comments on the interim final rule, and this exemption could change prior to its effective date. The Company currently does not have any impermissible holdings of TruPS CDOs under the interim final rule and, therefore, will not be required to divest of any such investments or change their accounting treatment. The Company is continuously reviewing its investments to ensure compliance as the various provisions of the Volcker Rule regulations become effective.

Consumer Financial Protection. The Bank is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, Secure and Fair Enforcement for Mortgage Licensing Act, laws governing flood insurance, federal and state laws prohibiting unfair and deceptive business practices, foreclosure laws, and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans and providing other services. If the Bank fails to comply with these laws and regulations, it may be subject to various penalties. Failure to comply with consumer protection requirements may also result in failure to obtain any required bank regulatory approval for merger or acquisition transactions the Bank may wish to pursue or being prohibited from engaging in such transactions even if approval is not required.

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (the “CFPB”), and giving it responsibility for implementing, examining, and enforcing compliance with federal consumer protection laws. The CFPB focuses on (i) risks to consumers and compliance with the federal consumer financial laws, (ii) the markets in which firms operate and risks to consumers posed by activities in those markets., (iii) depository institutions that offer a wide variety of consumer financial products and services, and (iv) non-depository companies that offer one or more consumer financial products or services.

The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction.

Ability-to-Repay and Qualified Mortgage Rule. Pursuant to the Dodd-Frank Act, the CFPB issued a final rule on January 10, 2013 (effective on January 10, 2014), amending Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) the monthly payment on the covered transaction; (iv) the monthly payment on any simultaneous loan; (v) the monthly payment for mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) the monthly debt-to-income ratio or residual income; and (viii) credit history. Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount and the consumer’s debt-to-income (“DTI”) must be below the prescribed threshold. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance. Small creditors, those financial institutions that meet the following requirements: (i) have assets below $2 billion (adjustable annually by CFPB); (ii) originated no more than 500 first-lien, closed-end residential mortgages subject to the ability-to-repay requirements in the preceding calendar year; and (iii) holds the qualified mortgage loan in its portfolio after origination, may originate qualified mortgages that are not restricted by the specific DTI threshold (however, the DTI must still be considered) and may make balloon loans that will still be considered a qualified mortgage. The Company, as a small creditor, does comply with the “qualified mortgage rules” and the other applicable Truth in Lending requirements.

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

The Federal Reserve and the OCC will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company and the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2014, the Company and the Bank have not been made aware of any instances of non-compliance with the final guidance.

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

Reporting Obligations under Securities Laws

The Company is subject to the periodic and other reporting requirements of the Exchange Act, including the filing of annual, quarterly and other reports with the SEC. The Company provides access to its SEC filings through the “Investor Relations” section of the Bank’s website at www.vnb.com and at www.vnbcorp.com. The Company’s SEC filings are posted and available at no cost on the website as soon as reasonably practicable after the reports are filed electronically with the SEC. The information on the website is not incorporated into this report or any other filing the Company makes with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Employees

At December 31, 2014, the Company had 101 full time equivalent employees. None of its employees are represented by any collective bargaining unit. The Company considers relations with its employees to be good.

The Company owns Bank Owned Life Insurance (“BOLI”) policies on executives and key personnel of the Company. BOLI is a bank-eligible asset designed to recover costs of providing pre- and post-retirement benefits and/or to finance general employee benefit expenses. Under BOLI policies, the executives and other key personnel are the insured, and the Company is the owner and beneficiary of the policies. The insured has no claim to the insurance policy or to the policy’s cash value. Under separate split dollar agreements, a portion of any death benefit may be paid to the beneficiaries of the insured employees, subject to the terms and restrictions of the split dollar endorsement agreement between the officer and the Company.

Availability of Information

Prior to the Reorganization, the Bank filed its periodic and annual reports with the OCC. Beginning with the Reorganization on December 16, 2013, the Company files annual, quarterly, and other reports under the Exchange Act with the SEC. The Company’s filings are available through the SEC’s website at www.sec.gov. In addition, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, plus any amendments to these reports, are available, free of charge, at www.vnbcorp.com. These reports are available as soon as reasonably practical after they are filed with the SEC. The information on the Bank’s Internet website is not incorporated into this Annual Report on Form 10-K or any other filing the Company makes with the SEC.

Item 1A. RISK FACTORS.

Not required

Item 1B. UNRESOLVED STAFF COMMENTS.

None

Item 2. PROPERTIES.

The Company and its subsidiaries currently occupy seven full-service banking facilities in Charlottesville, Winchester, and Albemarle and Orange Counties. The Company’s main office and a full-service banking facility are located at 404 People Place, Charlottesville, Virginia. Full-service banking facilities are also located at 222 East Main Street, Charlottesville, Virginia; 1580 Seminole Trail, Charlottesville, Virginia; 1900 Arlington Boulevard, Charlottesville, Virginia; 102 East Main Street, Orange, Virginia; 186 North Loudoun Street, Winchester, Virginia; and 3119 Valley Avenue, #102, Winchester, Virginia. In addition, an administrative office was opened in 2013 at 402 South Main Street, Culpeper, Virginia and a loan production office was opened in 2014 at 92 Main Street, Suite 202-6, in Warrenton, Virginia.

The five-story building located at 404 People Place, Charlottesville, Virginia, just east of the Charlottesville city limits on Pantops Mountain, was constructed by the Bank on a pad site leased in 2005 from Pantops Park, LLC for a term of twenty years, with seven five-year renewal options. William D. Dittmar, Jr., a director of the Company, is the sole managing member of Pantops Park, LLC. Monthly rent for this space is a fair market rate as verified by an independent third-party appraisal. The building, consisting of approximately 43,000 square feet, was completed in early 2008, and the Bank opened this full-service office in April, 2008. Additionally, the office building serves as the corporate headquarters for the Company and its operations center, as well as the principal offices of VNB Wealth Management. A portion of the additional space not occupied by the Company and its subsidiaries is leased to tenants.

The property located at 1580 Seminole Trail, Charlottesville, Virginia has been fully owned by the Company since 2012. As of December 31, 2014, all of the other locations were leased from parties other than related parties. The banking facility located at 1900 Arlington Boulevard, Charlottesville, Virginia, was constructed by the Bank on a pad site which is leased by the Company. This space has additional space not occupied by the banking facility that has been leased to tenants.

Previously, VNBTrust leased space at 310 4th Street, NE, Suite 102, Charlottesville, Virginia. As of January 1, 2014, this property was subleased to SRCM Holdings LLC, as part of the Sale Agreement described in Note 1 of the notes to the consolidated financial statements contained in Item 8 – Consolidated Financial Statements and Supplementary Data. Effective August 1, 2014, VNBTrust assigned its interest in the lease to SRCM Holdings, and the landlord released VNBTrust from all further liability on the lease. VNBTrust main office is now located at 404 People Place, Charlottesville, Virginia.

See Note 6 – Premises and Equipment in the notes to the consolidated financial statements in Item 8 – Consolidated Financial Statements and Supplementary Data for information with respect to the amounts at which the Company’s premises and equipment are carried and commitments under long-term leases.

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

Common Stock Performance and Dividends

Virginia National Bankshares Corporation’s Common Stock is quoted on the OTC Markets Group’s OTCQX tier (“OTCQX”) under the symbol VABK. As of December 31, 2014, the Company had issued and outstanding 2,688,336 shares of Common Stock. These shares were held by approximately 556 shareholders of record and others who held shares at brokerage firms.

Prior to the second quarter of 2013, the Company had not paid a cash dividend. On June 18, 2013, the Board of Directors declared a quarterly cash dividend of $0.05 per share, payable on July 19, 2013 to shareholders of record as of July 8, 2013. Subsequently, quarterly dividends of $0.05 per share were declared as of September 19, 2013, December 17, 2013, and March 18, 2014 and quarterly dividends of $0.075 per share were declared May 20, 2014, September 18, 2014, and December 16, 2014. The payment of dividends is at the discretion of the Company’s Board of Directors and is subject to various federal and state regulatory limitations. As a bank holding company, the ability to pay dividends is dependent upon the overall performance and capital requirements of the subsidiary Bank.

For the years ended December 31, 2014 and December 31, 2013, the data in the table below represents the high bid and low bid quotations that occurred for the periods shown as reported by the OTCQX. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Additionally, the table shows the dividends declared per quarter in 2014 and 2013.

	Bid Quotations				Dividends Declared
	2014		2013		2014	2013
	High	Low	High	Low
First Quarter	$21.89	$18.05	$15.85	$13.52	$0.050	$-
Second Quarter	$23.45	$21.57	$16.75	$15.70	$0.075	$0.050
Third Quarter	$23.60	$22.65	$17.10	$16.50	$0.075	$0.050
Fourth Quarter	$23.50	$22.67	$18.25	$17.00	$0.075	$0.050
Total					$0.275	$0.150

American Stock Transfer and Trust Company is the Company’s stock transfer agent and registrar.

Stock Repurchase Program

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

The table below represents the number of shares repurchased by quarter since the Plan’s inception on September 22, 2014 through December 31, 2014.

				Maximum
			Total number	number of
			of shares	shares that
	Total number of	Average price	purchased as	may yet be
	shares	paid per	part of publicly	purchased
Period	purchased	share	announced Plan	under the Plan
September 22, 2014 to
September 30, 2014	-	$-	-	400,000
October 1, 2014 to
December 31, 2014	11,500	$22.75	11,500	388,500
Total	11,500	$22.75	11,500	388,500

Item 6. SELECTED FINANCIAL DATA.

Not required.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Following are the accounting policies and estimates that the Company considers as critical:

●	Allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. Accounting policies related to the allowance for loan losses are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. The Company’s allowance for loan loss methodology includes allowance allocations calculated in accordance with Accounting Standards Codification (“ASC”) Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion and Note 3 – Loans and Note 4 – Allowance for Loan Loss in the notes to consolidated financial statements, included in Item 8. Consolidated Financial Statements and Supplementary Data, elsewhere in this report for further details of the risk factors considered by management in estimating the necessary level of the allowance for loan losses.

●	Impaired loans are loans so designated when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. Additional information on impaired loans, which includes both Troubled Debt Restructurings (“TDRs”) and non-accrual loans, is included in Note 3 – Loans and Note 4 – Allowance for Loan Losses in the notes to consolidated financial statements.
●	Fair value measurements are used by the Company to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realized value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Additional discussion of valuation methodologies is presented in Note 14 – Fair Value Measurements in the notes to consolidated financial statements.
●	Other-than-temporary impairment of securities accounting policies require a periodic review by management to determine if the decline in the fair value of any security appears to be other-than-temporary. Factors considered in determining whether the decline is other-than-temporary include, but are not limited to: the length of time and the extent to which fair value has been below cost; the financial condition and near-term prospects of the issuer; and the Company’s intent to sell. See Note 1 – Summary of Significant Accounting Policies and Note 2 – Securities, in the notes to consolidated financial statements, for further details on the accounting policies for other-than-temporary impairment of securities and the methodology used by management to make this evaluation.
●	Other real estate owned (“OREO”) represents assets acquired through, or in lieu of, loan foreclosures and are held for sale. Initially the OREO is recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less cost to sell. More information regarding the valuation methods used as well as the accounting for OREO is presented in Note 5 – Other Real Estate Owned and Note 14 – Fair Value Measurements in the notes to consolidated financial statements.

Non-GAAP Presentations

The Company, in referring to its net income, is referring to income computed under GAAP. Management’s Discussion and Analysis of Financial Condition and Results of Operations also refer to various calculations that are non-GAAP presentations. They include:

●	Fully taxable-equivalent (“FTE”) adjustments are the result of increasing income from tax-free investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34% Federal income tax rate, thus making tax-exempt yields comparable to taxable asset yields.
●	Efficiency ratio is computed as a percentage of noninterest expense divided by the sum of net interest income (on an FTE basis) and noninterest income. This is a financial measure which may provide important information concerning the Company’s operational efficiency. Comparison of the Company’s efficiency ratio with those of other companies may not be possible because other companies may calculate the efficiency ratio differently.

Results of Operations

The Company reported net income totaled $1.898 million, or $0.70 diluted per common share in 2014 compared to $6.896 million, or $2.56 diluted per common share in 2013. The decrease was primarily the result of a $12.257 million decrease in noninterest income and an increase in provision for loan losses of $146 thousand. Positively affecting net income for 2014 compared to 2013 was a decrease of $4.644 million in noninterest expense, an increase of $5 thousand in net interest income, and a decrease in provision for income taxes of $2.756 million.

The Company has two reportable segments, the Bank and VNB Wealth. Commercial banking involves making loans and generating deposits from individuals and businesses. Loan fee income, service charges from deposit accounts, and other non-interest-related fees such as fees for debit cards and ATM usage and fees for treasury management services generate additional income for this segment. VNB Wealth services include investment management, trust and estate administration, custody services, and financial planning. Fees for these services are charged on a fixed basis and a performance basis.

The Bank earned net income of $1.771 million in 2014, $278 thousand less than the $2.049 million earned in 2013. VNB Wealth earned net income of $127 thousand in 2014, compared to net income of $4.847 million in 2013.

The decrease in noninterest income of $12.257 million and the decrease of $4.644 million in noninterest expense resulted primarily from the sale of Swift Run Capital Management, LLC (“SRCM”) in July, 2013 and the subsequent transfer of other assets under management to SRCM (together, “SRCM Transfers”) contemplated by the Sale Agreement previously discussed. Both performance fees earned and the related incentive compensation payable decreased significantly from 2013 to 2014 as a result of the SRCM Transfers. VNBTrust earned $523 thousand in performance fees in 2014 and earned $12.267 million in performance fees in 2013. This amount for 2013 included 100% of the fees earned on assets under management on which performance fees are earned (“Incentive AUMs”) that were sold or transferred to SRCM (the “Transferred Assets”) during 2013, as well as on Incentive AUMs remaining at VNBTrust. Likewise, the incentive compensation was accrued on all performance fees earned by VNBTrust in 2013, including the fees earned on the Transferred Assets. At December 31, 2013, the Incentive AUMs related to the Transferred Assets had an aggregate market value of $99.6 million, which represented 38.7% of the total Incentive AUMs on which VNBTrust earned performance fees in 2013. As provided in the Sales Agreement, starting in 2014, VNBTrust received only 20 percent of the performance fees earned on the Transferred Assets. A further discussion of the changes in Noninterest Income and Noninterest Expense can be found under these respective headings later in this report.

Details of the changes in the various components of net income are further discussed below.

Consolidated Return on Equity and Assets

The annualized ratio of net income to average total assets and average shareholders' equity and certain other ratios for the periods indicated are as follows:

	2014	2013	2012
Return on average assets	0.37%	1.40%	1.11%
Return on average equity	3.16%	12.70%	10.90%
Average equity to average assets	11.62%	11.04%	10.21%
Cash dividend payout ratio	39.09%	5.86%	0.00%

One of the ratios the Company examines in its evaluation of net income is the efficiency ratio, which measures the cost to produce one dollar of revenue. A lower ratio, computed by dividing noninterest expense by the sum of net interest income (on an FTE basis) and noninterest income, is an indicator of increased efficiency. The efficiency ratio for 2014 was negatively impacted as a result of a revenue decrease of $12.236 million as compared to 2013 and despite a decrease in noninterest expense of $4.644 million in 2014 over 2013. The contraction in revenue and expense in 2014 from 2013 were primarily attributable to a decrease in Trust performance fee revenue and the associated incentive compensation expense. This is a result of the restructuring of VNBTrust (now operating under the trade name VNB Wealth Management) and the transactions related to Swift Run Capital Management, LLC discussed earlier under Item 1: Business.

The efficiency ratio for 2013 improved from 2012 as a result of the increased revenue of $4.810 million that came primarily from VNBTrust performance fee revenue as discussed above. Noninterest expense for 2013 was $2.385 million greater than 2012 due mainly to the increase in VNBTrust’s incentive compensation that was associated with 2013’s higher performance fee revenue.

The efficiency ratio for the years ended December 31, 2014, 2013, and 2012 is shown below.

	2014	2013	2012
Efficiency Ratio	85.7%	67.9%	70.9%

Net Interest Income

Net interest income is computed as the difference between the interest income on earning assets and the interest expense on deposits and other interest bearing liabilities. Net interest income represents the principal source of revenue for the Company and accounted for 72.1% of the total revenue in 2014. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

During 2014, net interest income, on a tax equivalent basis, totaled $14.700 million and was fairly level with the 2013 total of $14.679 million. Despite average earning assets for 2014 being $23.845 million higher compared to 2013, lower interest rates and the mix of earning asset balances for 2014 versus 2013 offset the benefits from the increased volume. The average balance for loans as a percentage of earnings assets for 2014 was 61.8% while average loan balances during 2013 were 64.5% of earning assets. The decrease in average loans as a percentage of earning assets was offset by increases in average balances as a percentage of earning assets for lower yielding investment securities and Federal Funds Sold. Investment securities balances were 29.2% of earning assets in 2014; up from 27.8% in 2013. Similarly, Federal Funds average balances were 8.6% of earning assets in 2014, up from 7.4% in 2013. The tax equivalent yield on investment securities was 2.13% for 2014, or 211 basis points less than the yield of 4.24% for the loan portfolio. This illustrates the impact that the mix of investments and loans had not only on the earning asset yield but on the related interest income.

The net interest margin declined 16 basis points to 3.07% for the year ended December 31, 2014 from 3.23% reported for 2013. Further, the decrease in the net interest margin for 2013 was 19 basis points from the 3.42% net interest margin reported for the year ended December 31, 2012.

Total interest income, on a tax equivalent basis, aggregated $15.628 million for 2014, down $48 thousand from 2013, primarily as a result of a decline in loan interest income of $450 thousand. The decline from loan interest income was partially offset by an increase of $380 thousand in tax equivalent interest income from the investment portfolio when comparing 2014 to 2013. In comparing 2013 to 2012, total interest income, on a tax equivalent basis, declined $1.318 million to $15.676 million in 2013 from $16.994 million in 2012. The tax-equivalent yield on interest-earning assets was 3.27% for 2014, compared to 3.45% for 2013 and 3.70% for 2012.

The $450 thousand decrease in interest income earned on the loan portfolio for 2014, from $12.998 million in 2013, was mainly attributable to lower yields realized on new production and loans with rate adjustments in the protracted low interest rate environment combined with payoffs of higher interest loans. The yield on the loan portfolio decreased to 4.24% for 2014 from 4.43% for 2013, resulting in a decrease of $550 thousand in loan interest income solely attributable to yields. Partially offsetting the decline in yields on loans was a $100 thousand increase in loan interest income that is solely attributable to higher average loan balances of $295.9 million in 2014 compared to $293.5 million for 2013.

The decline in interest income earned on the loan portfolio during 2014 was a continuation of the yield compression experienced over the past few years and intense competition for loans. Loan interest income had decreased $1.722 million for 2013 from $14.720 million in 2012. The yield on the loan portfolio decreased 56 basis points in 2013 from 4.99% for 2012.

Interest earned on the securities portfolio, on a tax-equivalent basis, increased to $2.971 million for 2014 from $2.591 million in 2013 and $2.154 million in 2012. Average securities balances increased to $139.650 million (29.2% of average earning assets) for 2014 from $126.157 million (27.7% of average earning assets) and $104.800 million (22.8% of average earning assets) in 2013 and 2012, respectively. The average yield on investment securities increased 8 basis points in 2014 from 2.05% in the corresponding 2013 period. In 2012, the average yield on the investment portfolio was 2.06%.

Management’s asset/liability strategy for the investment portfolio is to maintain diversity within the investment portfolio by adding mortgage-backed securities, bank-qualified municipal bonds, and corporate bonds. The average duration of the investment portfolio continues to be relatively short. Adding mortgage-backed securities has resulted in providing a consistent stream of cash flow that can be diverted to loan growth or re-invested in higher yielding securities if interest rates rise. The level of bank-qualified municipal bonds has favorably contributed to reducing the Company’s effective income tax rate.

Total interest expense decreased slightly by $69 thousand for 2014 to $928 thousand from $997 thousand for 2013, mainly due to a decline in the rates paid for interest-bearing liabilities from 0.32% for 2013 to 0.30% for 2014. Average balances of interest-bearing liabilities of $309.1 million for 2014 was virtually unchanged from 2013. Total interest expense decreased by $284 thousand for 2013 from $1.281 million for 2012. Further, rates paid for interest-bearing liabilities declined from 0.43% for 2012 to 0.32% for 2013.

A continuing primary driver of the Company’s low cost of funds compared to peers is the Company’s level of non-interest bearing demand deposits and low-cost deposit accounts. Below is a table illustrating the average balances of these accounts as a percentage of total deposit account balances.

Non-interest and low-cost deposit account analysis

(dollars in thousands)	2014		2013		2012
	Average	% of Total	Average	% of Total	Average	% of Total
	Balance	Deposits	Balance	Deposits	Balance	Deposits
Non-interest demand deposits	$144,964	33.0%	$127,480	29.7%	$139,741	31.9%
Interest checking accounts	81,881	18.7%	77,954	18.2%	67,898	15.5%
Money market deposit accounts	89,061	20.3%	94,369	22.0%	93,690	21.4%
Total non-interest and low-cost
deposit accounts	$315,906	72.0%	$299,803	69.9%	$301,329	68.8%
Total deposit account balances	$438,565		$428,619		$438,161

Consolidated Average Balance Sheet And Analysis of Net Interest Income

	Year Ended December 31, 2014			Year Ended December 31, 2013			Year Ended December 31, 2012
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
(dollars in thousands)	Balance	Income	Yield/	Balance	Income	Yield/	Balance	Income	Yield/
		Expense	Cost		Expense	Cost		Expense	Cost
ASSETS
Interest earning assets:
Securities
Taxable securities	$119,774	$2,248	1.88%	$106,842	$1,914	1.79%	$96,776	$1,890	1.95%
Tax exempt securities [1]	19,876	723	3.64%	19,315	677	3.51%	8,024	264	3.29%
Total securities [1]	139,650	2,971	2.13%	126,157	2,591	2.05%	104,800	2,154	2.06%
Loans:
Real estate	231,310	10,253	4.43%	230,320	10,651	4.62%	238,958	12,481	5.22%
Commercial	51,799	1,871	3.61%	50,382	1,910	3.79%	42,876	1,765	4.12%
Consumer	12,811	424	3.31%	12,769	437	3.42%	12,996	474	3.65%
Total Loans	295,920	12,548	4.24%	293,471	12,998	4.43%	294,830	14,720	4.99%
Fed funds sold	41,156	90	0.22%	33,770	74	0.22%	58,420	112	0.19%
Other interest bearing deposits	1,767	19	1.08%	1,250	13	1.04%	751	8	1.07%

Total earning assets	478,493	15,628	3.27%	454,648	15,676	3.45%	458,801	16,994	3.70%
Less: Allowance for loan losses	(3,240)			(3,439)			(3,704)
Total non-earning assets	41,044			40,728			37,031
Total assets	$516,297			$491,937			$492,128

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest bearing liabilities:
Interest bearing deposits:
Interest checking	$81,881	$41	0.05%	$77,954	$39	0.05%	$67,898	$34	0.05%
Money market deposits	89,061	164	0.18%	94,369	183	0.19%	93,690	194	0.21%
Time deposits	122,659	686	0.56%	128,816	758	0.59%	136,832	1,049	0.77%

Total interest-bearing deposits	293,601	891	0.30%	301,139	980	0.33%	298,420	1,277	0.43%

Securities sold under agreement
to repurchase	15,480	37	0.24%	7,941	17	0.21%	2,973	4	0.13%

Total interest-bearing liabilities	309,081	928	0.30%	309,080	997	0.32%	301,393	1,281	0.43%

Non-interest-bearing liabilities:
Demand deposits	144,964			127,480			139,741
Other liabilities	2,277			1,067			730
Total liabilities	456,322			437,627			441,864
Shareholders' equity	59,975			54,310			50,264

Total liabilities & shareholders' equity	$516,297			$491,937			$492,128

Net interest income (tax equivalent)		$14,700			$14,679			$15,713
Interest rate spread [2]			2.97%			3.13%			3.28%
Interest expense as a percentage
of average earning assets			0.19%			0.22%			0.28%
Net interest margin [3]			3.07%			3.23%			3.42%

[1]	Tax-exempt income for investment securities has been adjusted to a tax-equivalent basis (FTE), using a Federal income tax rate of 34%.
[2]	Interest Rate Spread is the average yield earned on earning assets less the average rate paid on interest-bearing liabilities.
[3]	Net Interest Margin is net interest income expressed as a percentage of average earning assets.

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

2014 compared to 2013
(dollars in thousands)

	Change due to:		Increase/
	Volume	Rate	(Decrease)
Assets:
Securities	$261	$119	$380
Loans:
Real estate	46	(444)	(398)
Commercial	53	(92)	(39)
Consumer	1	(14)	(13)
Total loans	100	(550)	(450)
Federal funds sold	16	-	16
Other interest bearing deposits	6	-	6
Total earning assets	$383	$(431)	$(48)

Liabilities and Shareholders' equity:
Interest-bearing deposits:
Interest checking	$2	$-	$2
Money market	(10)	(9)	(19)
Time deposits	(35)	(37)	(72)
Total interest-bearing deposits	(43)	(46)	(89)
Securities sold under
agreements to repurchase	18	2	20
Total interest-bearing liabilities	(25)	(44)	(69)
Change in net interest income	$408	$(387)	$21

2013 compared to 2012
(dollars in thousands)

	Change due to:		Increase/
	Volume	Rate	(Decrease)
Assets:
Securities	$439	$(2)	$437
Loans:
Real estate	(439)	(1,391)	(1,830)
Commercial	292	(147)	145
Consumer	(8)	(29)	(37)
Total loans	(155)	(1,567)	(1,722)
Federal funds sold	(52)	14	(38)
Other interest bearing deposits	5	-	5
Total earning assets	$237	$(1,555)	$(1,318)
Liabilities and Shareholders' equity:
Interest-bearing deposits:
Interest checking	$5	$-	$5
Money market	1	(12)	(11)
Time deposits	(58)	(233)	(291)
Total interest-bearing deposits	(52)	(245)	(297)
Securities sold under
agreements to repurchase	10	3	13
Total interest-bearing liabilities	(42)	(242)	(284)
Change in net interest income	$279	$(1,313)	$(1,034)

Provision for Loan Losses

The level of the allowance reflects changes in the size of the portfolio or in any of its components as well as management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality and economic, political and regulatory conditions. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. Additional information concerning management’s methodology in determining the adequacy of the allowance for loan losses is contained in Note 1 and Note 4 of the notes to consolidated financial statements, found in Item 8 – Consolidated Financial Statements and Supplementary Data, later in this report.

Based on management’s continuing evaluation of the loan portfolio in 2014, the Company recorded a provision for loan losses of $306 thousand, compared to 2013 when the Company recorded a provision for loan losses of $160 thousand. One of the major factors in driving the $146 thousand increase in the provision for loan loss between 2014 and 2013 was the net increase in loan balances of $13.22 million as of December 31, 2014 from December 31, 2013. The other major factor that influenced an increase in the provision expense was the higher level of net charge-offs in 2014 compared to 2013.

There were $551 thousand in loan balances charged off during 2014, with a total of $49 thousand in recoveries of previously charged-off balances. This resulted in net charge-offs of $502 thousand during 2014. There were $161 thousand in loan balances charged off during 2013, with a total of $94 thousand in recoveries of previously charged-off balances, resulting in net charge-offs of $67 thousand during 2013. The ratio of net charge-offs to average loans remained strong at 0.17% for 2014 compared to 0.02% for 2013 and 0.13% for 2012.

As of December 31, 2014, the allowance for loan losses was $3.164 million, a decrease of $196 thousand from $3.360 million at December 31, 2013. Factors positively affecting the provision for the years 2014 compared to 2013 included a continuing improved economic climate and an overall improvement in asset quality. Management’s estimates for the allowance for loan losses resulted in the Company’s allowance to total loans outstanding ratio to be 1.01% at December 31, 2014, compared to the 1.12% reported at December 31, 2013 and the 1.15% at December 31, 2012. See the section captioned “Allowance for Loan Losses” later in this report and Note 3 – Loans and Note 4 – Allowance for Loan Losses in the notes to consolidated financial statements, included in Item 8 – Consolidated Financial Statements and Supplementary Data, later this report for further details of the risk factors considered by management in estimating the necessary level of the allowance for loan losses.

Noninterest Income

Noninterest income decreased from $17.854 million for 2013 to $5.597 million in 2014. The decrease of $12.257 million principally resulted from fee revenues from VNB Wealth, which were down $12.614 million in 2014 compared to 2013. Noninterest income, exclusive of trust fees, totaled $3.230 million in 2014, an increase of $357 thousand as compared to $2.873 million in 2013.

Late in the third quarter of 2014, a new fee structure for the Bank was implemented as part of management’s revenue enhancement strategy. Many of the Bank’s fees had not been increased in several years, and the reassessment of the fees allowed the Bank to increase revenue while remaining at the same level or lower than its competition.

In addition, in mid-2014, the Company initiated a new source of revenue by hiring a secondary market mortgage loan originator. Since the new business line and new fee schedules were not completely implemented until the fourth quarter of 2014, the Company has not yet fully realized the impact that these changes would have on a full-year basis.

The major components of noninterest income are detailed below. Year-to-year variances are shown for trust income and for other noninterest income categories.

	Years ended December 31,
(dollars in thousands)	2014	2013	Variance
Trust income from VNB Wealth
Performance fees	$523	$12,267	$(11,744)
Management fees	1,844	2,714	(870)
Total Trust Income	2,367	14,981	(12,614)

Noninterest income, excluding trust income:
Customer service fees	894	921	(27)
Debit/credit card and ATM fees	742	729	13
Earnings/increase in value of bank owned life insurance	439	445	(6)
Gains on sales of assets	44	304	(260)
Gains on sales of securities	24	50	(26)
Royalty income	593	-	593
Other	494	424	70
Total noninterest income, excluding trust income	3,230	2,873	357

Total	$5,597	$17,854	$(12,257)

Trust income is primarily derived from two forms of fee income: management fees and performance fees. Management fees will vary depending on the type of account, investment authority and assets under management (“AUMs”). During 2014, VNB Wealth recognized $1.844 million in management fees, a decrease of $870 thousand compared to 2013. The decrease in management fees is attributed in large part to the net decrease in AUMs from $583.6 million at December 31, 2013 to $484.7 million at December 31, 2014.

Performance fees are based on the year-over-year increase in the market value (both realized and unrealized gains) of managed Incentive AUMs. Performance fees are assessed based upon the appreciation in the market value of Incentive AUMs at December 31st compared to the preceding January 1st. As discussed in the Results of Operations section earlier in this report, the decrease in performance fees resulted primarily from the sale of SRCM and SRCM Transfers under the Sale Agreement. VNBTrust earned 100% of the performance fees earned on the Incentive AUMs of $99.6 million which were managed by SRCM as of December 31, 2013. The performance fees earned in 2013 by VNBTrust on Incentive AUMs transferred to SRCM and to other investment managers totaled $5.548 million, representing 45.2% of the total performance fees of $12.267 million earned by VNBTrust. As of December 31, 2014, Incentive AUMs on which VNBTrust received performance fees were $55.1 million compared to $257.2 million at December 31, 2013. The remaining decrease in performance fees in 2014 resulted from lower level of market appreciation of Incentive AUMs in 2014 compared to 2013.

Starting in 2014, VNBTrust received 20% of the management and performance fee revenue from AUMs that transferred to SRCM as contemplated under Sale Agreement, which VNBTrust recorded as royalty income rather than as performance fees or management fees of VNBTrust. VNBTrust recorded royalty revenue of $593 thousand for the twelve months ended December 31, 2014 on Incentive AUMs that transferred to SRCM. Additional information on royalty income is discussed below.

Royalty income of $593 thousand was recorded in 2014 in accordance with the first year of the Sale Agreement with SRCM Holdings. Beginning in 2014 for a ten-year period, ongoing royalty payments will be paid to VNBTrust. Performance fee royalty income is recognized in the same manner and timeframe as the performance fees earned by VNB Wealth and totaled $426 thousand for 2014, with the remaining $167 thousand representing fixed fee royalty income. Additional details on this Sale Agreement with SRCM Holdings, LLC are discussed in Note 1 of the notes to the consolidated financial statements and are found under Item 8 – Consolidated Financial Statements and Supplementary Data, later in this report.

Gains on sales of assets decreased $260 thousand in the year-over-year comparison. The $304 thousand gain in 2013 was the result of the sale of the former fund management business to SRCM Holdings, LLC Additional details on this transaction are found in Note 1, of the notes to the consolidated financial statements, under Item 8 – Consolidated Financial Statements and Supplementary Data, later in this report. The $44 thousand gain in 2014 was the result of the sale of stock and a Company-owned automobile.

Other noninterest income increased $70 thousand in 2014 to $494 thousand from $424 thousand. Approximately $59 thousand of the increase in other noninterest income for 2014 can be associated with the Bank’s new deposit account fee schedule implemented in late 2014, as discussed above. In addition, in mid-2014, the Company hired a secondary market mortgage loan originator; income of $76 thousand was generated from this new line of business. These increases were partially offset by contractions in brokerage fees of $47 thousand and miscellaneous other fees of $32 thousand.

Noninterest Expense

Total noninterest expense for the year ended December 31, 2014 was $17.391 million, or $4.644 million lower than the $22.035 million reported for the year ended December 31, 2013. The decrease was almost entirely due to the decrease of $4.995 million in VNB Wealth incentive compensation. In 2013, incentive compensation paid by VNB Wealth was based entirely on the performance fee revenue earned by VNBTrust through December 31, 2013, including 100% of the revenue earned on assets associated with the sale of SRCM under the Sale Agreement, as explained earlier in the Results of Operations and Noninterest Income sections of the management’s discussion and analysis. Following the sale of SRCM, changes were made to VNB Wealth’s compensation agreements for 2014 to separate incentive compensation paid by VNB Wealth from the amount of performance fees earned by VNB Wealth. Noninterest expense, excluding the VNB Wealth incentive compensation cost, was $16.842 million for 2014, $351 thousand higher than the $16.491 million recorded in 2013 as noninterest expense.

The major components of noninterest expense are detailed below for the years ended December 31, 2014 and December 31, 2013. The personnel expenses related to the VNB Wealth incentive compensation have been separated from the remaining noninterest expense categories to allow a more meaningful year-to-year comparison.

	Years ended December 31,
(dollars in thousands)	2014	2013	Variance
Noninterest expense, excluding VNB Wealth incentive compensation:
Salaries and employee benefits	$8,756	$8,202	$554
Net occupancy	1,954	2,104	(150)
Equipment	531	686	(155)
ATM, debit and credit card	349	297	52
Bank franchise tax	328	253	75
Computer software	330	319	11
Data processing	1,025	949	76
FDIC deposit insurance assessment	268	248	20
Marketing, advertising and promotion	774	721	53
Net OREO write downs and expenses	345	285	60
Professional fees	696	744	(48)
Other	1,486	1,683	(197)
Total noninterest expense, excluding incentive compensation	$16,842	$16,491	$351

Noninterest Expense for VNB Wealth Incentive Compensation:
Incentive compensation-related expense	549	5,544	(4,995)

Total Noninterest Expense	$17,391	$22,035	$(4,644)

Total Salaries and employee benefits were lower in 2014, by $4.441 million compared to 2013. The primary reason was a decrease of $4.995 million in the total booked as VNB Wealth incentive compensation as discussed previously. Incentive compensation expenses of $5.544 million were recorded for 2013, compared to $549 thousand recorded for 2014. Higher incentive compensation costs, calculated in accordance with pre-established formulas, were related to the increased performance fee revenue for VNB Wealth in 2013. Excluding the VNB Wealth incentive compensation cost for both years, personnel expense was $8.756 million for 2014 or $554 thousand higher than the $8.202 million recorded for 2013. In 2014 VNB Wealth made key hires to augment operational improvements, trading and financial planning and changed the method of calculating incentive compensation. The increase in salaries and employee benefits is directly related to these hires, as well as the Bank’s hiring of experienced lenders to increase loan production. In addition, benefits expenses were higher due to an increase in the rate of the 401(k) employer match for contributions for all eligible Company employees.

Net occupancy and equipment expenses were reduced by $150 thousand and $155 thousand, respectively, in 2014 from the 2013 levels. The decrease in occupancy expense is largely attributable to the reduction in rent expense as a result of relocating VNB Wealth offices from formerly leased space into available space at the Company’s Pantops Office building in Charlottesville. Equipment expense was lower primarily due to a decline in depreciation cost of $107 thousand, as various equipment became fully depreciated in 2014.

Bank franchise tax increased $75 thousand in 2014 to $328 thousand as compared to $253 thousand for 2013. In 2013, the Bank was able to take advantage of available Neighborhood Assistance Credits that directly reduced the tax liability.

Data processing expense of $1.025 million during 2014 were $76 thousand higher than the $949 thousand recognized in 2013. The increase was mainly attributable to deconversion costs associated with the VNB Wealth’s core system conversion in the fourth quarter of 2014. This change was planned and implemented to improve portfolio reporting and portfolio management capabilities to provide better service to VNB Wealth clients.

Professional fees and other expenses decreased by $245 thousand in 2014 as compared to 2013 when the Company paid legal and consulting fees associated with the formation of the bank holding company and the sale of Swift Run Capital Management, LLC.

Provision for Income Taxes

In 2014, the Company provided $456 thousand for Federal income taxes, resulting in an effective income tax rate of 19.4%. For 2013, the Company provided $3.212 million for Federal income taxes, resulting in an effective income tax rate of 31.8%. The effective income tax rates differed from the U.S. statutory rate of 34% during the comparable periods primarily due to the effect of tax-exempt income from municipal bonds and life insurance policies. The lower effective tax rate during 2014 was related to the relative level of the income from these tax-exempt instruments to other taxable income. The significantly high level of trust performance fee income in 2013 caused the effective tax rate to be higher for that year. More information on income taxes, including net deferred taxes can be found in Note 8 of the notes to the consolidated financial statements which is found in Item 8 – Consolidated Financial Statements and Supplementary Data, later in this report.

BALANCE SHEET ANALYSIS

Securities

The investment securities portfolio has a primary role in the management of the Company’s liquidity requirements, interest rate sensitivity and in generating substantial interest income. Investment securities play a key role in diversifying the Company’s balance sheet. In addition, a portion of the investment securities portfolio is pledged as collateral for public fund deposits and for commercial customers utilizing the Bank’s overnight repurchase program. Changes in deposit and other funding balances and in loan production will impact the overall level of the investment portfolio.

As of December 31, 2014, the Company’s investment portfolio totaled $143.381 million, of which obligations of U.S. government corporations and government-sponsored enterprises amounted to $98.354 million which is approximately 68.6% of the total. The investment portfolio as of December 31, 2013 totaled $134.672 million. The year over year growth of 6.5% was primarily a result of management’s focus on maximizing the earning capacity of the Company’s excess liquidity by moving funds from overnight federal funds and into investment securities.

In accordance with ASC 320, “Investments - Debt and Equity Securities,” the Company has categorized its unrestricted securities portfolio as Available for Sale (“AFS”). Securities classified as AFS may be sold in the future, prior to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. AFS securities are carried at fair value. Net aggregate unrealized gains or losses on these securities are included, net of taxes, as a component of shareholders’ equity. All of the Company’s securities were investment grade or better as of December 31, 2014. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon market recovery or the maturity of such instruments and thus believes that any impairment in value is interest-rate-related and therefore temporary. AFS securities included gross unrealized gains of $870 thousand and gross unrealized losses of $803 thousand as of December 31, 2014.

During the third quarter of 2013, the Company reclassified its held to maturity (“HTM”) securities as AFS. Management determined that it no longer had the positive intent to hold the securities classified as HTM for an indefinite period of time because of management’s desire to have more flexibility in managing the investment portfolio. As of June 30, 2013, the Company had three corporate and municipal securities designated as HTM recorded at an amortized cost of $2.699 million. The fair value of these securities was $2.733 million, reflecting an unrealized gross gain of $34 thousand. The unrealized gross gain of $34 thousand, net of income taxes, was recorded as other comprehensive income at the time of the transfer. As a result of this transfer, there were no securities classified as held to maturity as of December 31, 2014 or December 31, 2013.

For the year ended December 31, 2014, proceeds from the sales of securities amounted to $7.498 million and realized gains on these securities were $24 thousand. For the year ended December 31, 2013, proceeds from the sales of securities amounted to $16.854 million and realized gains on these securities were $50 thousand.

Securities Held to Maturity and Available for Sale
(dollars in thousands)

Carrying Value of Securities	As of December 31,
	2014	2013	2012
Securities Available for Sale
Fair Value:
U.S. Government-Sponsored Agencies	$31,528	$44,005	$63,497
Corporate Bonds	21,276	9,053	4,023
Asset-Backed Securities	2,105	2,100	1,144
Mortgage-Backed Securities/CMOs	63,220	55,597	25,166
Municipal Bonds	23,687	22,272	17,023
	$141,816	$133,027	$110,853

Securities Held to Maturity
Amortized Cost:
Corporate Bonds	$-	$-	$4,024
Municipal Bonds	-	-	1,967
	$-	$-	$5,991

Restricted Securities
Cost:
Federal Reserve Bank Stock	$1,039	$1,036	$1,033
Community Bankers Bank Stock	64	-	-
Federal Home Loan Bank Stock	462	609	696
	$1,565	$1,645	$1,729

All mortgage-backed securities included in the tables above were issued by U.S. government agencies and corporations. At December 31, 2014, the securities issued by political subdivisions or agencies (“municipal bonds”) were highly rated, with 83% of the municipal bonds having credit ratings from nationally recognized statistical rating organizations of AA or higher. Approximately 79% of the municipal bonds are general obligation bonds with issuers that are geographically diverse.

The Company does not hold any derivative instruments. The Company held no issues that exceeded 10% of Shareholders' Equity at December 31, 2014.

The Company’s holdings of restricted securities totaled $1.565 million at December 31, 2014 and $1.645 million at December 31, 2013 and consisted of Federal Reserve Bank of Richmond, Federal Home Loan Bank of Atlanta, and for December 31, 2014, stock of CBB Financial Corporation, the holding company for Community Bankers Bank. The Bank is required to hold stock in the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Atlanta as a condition of membership with each of these correspondent banks. The amount of stock required to be held by the Bank is periodically assessed by each bank, and the Bank may be subject to purchase or put back stock held in these banks, as determined by their respective calculations. Stock ownership in the bank holding company for Community Bankers’ Bank provides the Bank with several benefits that are not available to non-shareholder correspondent banks. None of these stock issues are traded on the open market and can only be redeemed by the respective issuer. Restricted stock holdings are recorded at cost.

The table shown below details the amortized cost and fair value of available for sale securities at December 31, 2014 based upon contractual maturities, by major investment categories. Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations. The tax-equivalent yield is based upon a federal tax rate of 34%.

Maturity Distribution and Average Yields
(dollars in thousands)

Contractual Maturities of Securities at December 31, 2014
			Tax Equivalent	% of AFS
	Amortized Cost	Fair Value	(T/E) Yield	Portfolio
U.S. Government-Sponsored Agencies:
One year or less	$13,090	$13,218	2.21%
After one year to five years	8,941	9,089	2.25%
After five years to ten years	8,172	8,220	2.30%
After ten years	986	1,001	2.58%
	$31,189	$31,528	2.26%	22.0%
Mortgage-Backed Securities/CMOs
After five years to ten years	$18,933	$18,985	1.53%
After ten years	44,394	44,235	1.75%
	$63,327	$63,220	1.68%	44.7%
Asset-Backed Securities
After five years to ten years	$975	$952	1.50%
After ten years	1,158	1,153	0.65%
	$2,133	$2,105	1.03%	1.5%
Corporate Bonds
After one year to five years	$9,077	$9,049	1.48%
After five years to ten years	12,296	12,227	2.38%
	$21,373	$21,276	2.00%	15.1%
Municipal Bonds
After one year to five years	$1,700	$1,704	1.96%
After five years to ten years	9,852	9,882	3.19%
After ten years	12,175	12,101	3.63%
	$23,727	$23,687	3.33%	16.7%

Total Securities Available for Sale	$141,749	$141,816

The above table reflects the distribution of the contractual maturities of investment portfolio at December 31, 2014. Management’s investment portfolio strategy is to structure the portfolio so that it is a constant source of liquidity for the balance sheet. In order to achieve greater liquidity in the portfolio, securities that have a monthly flow of principal repayments become a key component. To illustrate the difference between contractual maturity and average life, consider the difference for the fixed rate mortgage-backed securities (MBS) component of this portfolio. At December 31, 2014, the weighted average maturity (WAM) of the fixed rate MBS sector was 10.75 years, and the projected average life for this group of securities is 3.8 years.

Another indication of the investment portfolio’s liquidity potential is shown by the projected annual principal cash flow from maturities, callable bonds, and monthly principal repayments. For the next three years, the principal cash flows are estimated to be $30.4 million for 2015, $19.3 million for 2016, and $21.1 million for 2017, based upon rates remaining at current levels. This represents nearly 50% of the investment portfolio’s balance at December 31, 2014 that will be available to support the future liquidity needs of the Company. Cash flow projections are subject to change based upon changes to market interest rates.

Loan Portfolio

The Company’s loan portfolio totaled $313.254 million as of December 31, 2014 or 58.3% of total assets. Loan balances increased $13.22 million, or 4.4% from the balance of $300.034 million as of December 31, 2013.

The Company’s objective is to maintain the historically strong credit quality of the loan portfolio by maintaining rigorous underwriting standards. These standards coupled with regular evaluation of the creditworthiness of and the designation of lending limits for each borrower has helped to Company achieve this objective. The primary portfolio strategy includes seeking industry and loan size diversification in order to minimize credit exposure and originating loans in markets with which the Company is familiar. The predominant market area for loans is Charlottesville, Albemarle County, Orange County, Winchester, Frederick County and adjacent counties.

The Company also purchases commercial and industrial loans from the syndicated loan market. The same underwriting standards applied to the organic loan portfolio are applied to purchased syndicated loans. Additionally, the Company has developed policies to limit overall credit exposure to the syndicated market as a whole and to each borrower. The purchase of syndicated loans is considered a secondary strategy, which allows the Company to supplement organic loan growth and enhance earnings until sufficient loan demand returns to the Company’s market area.

The Company’s commercial and industrial loan portfolio totaled $60.940 million and represented approximately 19.5% of all loans as of December 31, 2014. This category includes loans made to individuals and small and medium-sized businesses, as well as loans purchased on the syndicated market. Syndicated loans totaled $14.815 million of the commercial loan total.

The Company’s real estate loan portfolio increased by $7.093 million, from the balance of $219.909 million at December 31, 2013, to $227.002 million at December 31, 2014. This category represented approximately 72.5% of all loans, and these loans are secured by mortgages on real property located principally in Virginia. Of this amount, approximately $85.660 million represented loans on residential properties. Commercial real estate loans totaled $141.342 million as of December 31, 2014. Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral.

Loans for construction and land development totaled $11.912 million and represented 3.8% of all loans as of December 31, 2014. Loans to consumers, included revolving credit and other fixed payment loans, totaled $13.400 million as of December 31, 2014 or 4.3% of all loans.

Based on underwriting standards, loans and leases may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory and real property. The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions.

Loan Portfolio

(dollars in thousands)

	As of December 31,
	2014	2013	2012	2011	2010
Commercial loans	$60,940	$48,060	$45,370	$42,157	$40,737
Real estate construction	11,912	18,461	14,193	17,475	26,645
Real estate mortgage:
Residential	60,162	54,300	56,820	59,995	58,107
Commercial	141,342	135,997	125,089	128,611	128,746
Home equity loans	25,498	29,612	31,433	32,802	31,330
Total real estate mortgage	227,002	219,909	213,342	221,408	218,183
Consumer	13,400	13,604	11,955	11,492	13,066
Total loans	313,254	300,034	284,860	292,532	298,631
Less: Allowance for loan losses	(3,164)	(3,360)	(3,267)	(3,741)	(3,730)
Net loans	$310,090	$296,674	$281,593	$288,791	$294,901

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of the Company’s loans at December 31, 2014. The table also presents the portion of loans that have fixed interest rates or variable/floating interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate or U.S. Treasury bond indices.

(dollars in thousands)	As of December 31, 2014
		After One, to
	Due in One	under Five	After Five
	Year or Less	Years	Years	Total
Commercial loans	$16,268	$16,776	$27,896	$60,940
Real estate construction	2,226	4,304	5,382	11,912
Real estate mortgage:
Residential	2,062	5,421	52,679	60,162
Commercial	3,796	10,442	127,104	141,342
Home equity loans	1,208	1,079	23,211	25,498
Consumer and other	2,444	9,268	1,688	13,400
Total	$28,004	$47,290	$237,960	$313,254

Loans with fixed interest rates	$4,245	$26,089	$20,626	$50,960
Loans with floating interest rates	23,758	21,202	217,334	262,294
Total	$28,003	$47,291	$237,960	$313,254

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

Troubled debt restructurings (“TDRs”) occur when the Company agrees to modify the original terms of a loan by granting a concession that it would not otherwise consider due to the deterioration in the financial condition of the borrower. These concessions are done in an attempt to improve the paying capacity of the borrower, and in some cases to avoid foreclosure, and are made with the intent to restore the loan to a performing status once sufficient payment history can be demonstrated. These concessions could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. TDRs that are considered to be performing continue to accrue interest under the terms of the restructuring agreement. TDRs that have been placed in non-accrual status are considered to be nonperforming.

At December 31, 2014, the Company had three loans with balances of $218 thousand classified as non-accrual. This compares favorably to December 31, 2013, when the Company had five loans with balances of $367 thousand classified as non-accrual and to December 31, 2012 when the Company had seven loans with balances of $1.403 million in this category. Troubled Debt Restructurings that are still performing have remained fairly constant over the three years shown and ended December 31, 2014 with three loans totaling $1.479 million classified as TDRs. The Company ended the year with no loans over 90 days past due that were still accruing interest. Below is a summary of loans identified with these risk elements:

Non-Accrual Loans
	As of December 31,
(dollars in thousands)	2014	2013	2012
Total	$218	$367	$1,403
Number of Loans	3	5	7

Loans Past Due 90 Days or More and Still Accruing
	As of December 31,
(dollars in thousands)	2014	2013	2012
Total	$-	$178	$35
Number of Loans	0	2	1

Troubled Debt Restructurings, Performing
	As of December 31,
(dollars in thousands)	2014	2013	2012
Total	$1,479	$1,369	$1,413
Number of Loans	3	2	2

See Note 3 – Loans and Note 4 – Allowance for Loan Losses in the accompanying notes to consolidated financial statements included in Item 8 – Consolidated Financial Statements and Supplementary Data for further details regarding the Company’s loan asset quality measurements.

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

At December 31, 2014, the allowance was $3.164 million and represented 1.01% of outstanding loans. The allowance for loan losses at December 31, 2013, was $3.360 million and represented 1.12% of outstanding loans. The purpose of the allowance is to provide for probable losses inherent in the loan portfolio. Since risks to the loan portfolio include general economic trends as well as conditions affecting individual borrowers, the allowance is an estimate.

Activity for the allowance for loan losses is provided in the following table.

Summary of the Allowance for Loan Losses

(dollars in thousands)

	2014	2013	2012	2011	2010
Balance, beginning of period	$3,360	$3,267	$3,741	$3,730	$3,732

Loans charged off
Real estate	262	139	458	549	233
Commercial	286	22	132	-	160
Consumer	3	-	18	11	42
Total	551	161	608	560	435

Recoveries
Real estate	10	48	176	3	13
Commercial	32	22	7	11	86
Consumer	7	24	30	22	20

Total	49	94	213	36	119

Provision for (recovery of) loan losses	306	160	(79)	535	314

Balance, December 31,	$3,164	$3,360	$3,267	$3,741	$3,730

Net charge-offs to average loans	0.17%	0.02%	0.13%	0.18%	0.10%

Allowance for loan losses as a
percentage of period-end total loans	1.01%	1.12%	1.15%	1.28%	1.25%

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

Allocation of the Allowance for Loan Losses

(dollars in thousands)

	December 31, 2014
		Percentage of loans in each
	Allowance	category to total loans
Commercial loans	$674	19.45%
Real estate construction	102	3.80%
Real estate mortgages	2,360	72.47%
Consumer	28	4.28%
Total	$3,164	100.00%

	December 31, 2013
		Percentage of loans in each
	Allowance	category to total loans
Commercial loans	$340	16.03%
Real estate construction	198	6.14%
Real estate mortgages	2,788	73.30%
Consumer	34	4.53%
Total	$3,360	100.00%

	December 31, 2012
		Percentage of loans in each
	Allowance	category to total loans
Commercial loans	$303	15.93%
Real estate construction	168	4.98%
Real estate mortgages	2,750	74.89%
Consumer	46	4.20%
Total	$3,267	100.00%

	December 31, 2011
		Percentage of loans in each
	Allowance	category to total loans
Commercial loans	$397	14.41%
Real estate construction	319	5.97%
Real estate mortgages	2,954	75.69%
Consumer	68	3.93%
Total	$3,741	100.00%

	December 31, 2010
		Percentage of loans in each
	Allowance	category to total loans
Commercial loans	$476	13.64%
Real estate construction	488	8.92%
Real estate mortgages	2,644	73.06%
Consumer	122	4.38%
Total	$3,730	100.00%

Accrued Interest Receivable and Other Assets

As of December 31, 2014, accrued interest receivable and other assets totaled $5.799 million, a decrease of $10.986 million from the balance of $16.785 million at December 31, 2013. This significant decrease year over year was mainly due to receivables of $11.297 million due from VNBTrust and SRCM Holdings clients for performance fees at the end of 2013, compared to $1.005 million due at the end of 2014 from VNBTrust and certain SRCM Holdings clients. As previously discussed under Noninterest Income in this same section, performance fees are based on the year over year increase in value (both realized and unrealized gains) in AUMs, and these fees are normally collected on applicable accounts as of the end of the year. As the performance fees are computed and recognized based on the relative performance of these accounts as of close of markets on December 31st of each year, the offset is recorded as a receivable until the cash due for these fees is collected from VNBTrust’s clients or from SRCM Holdings, which normally occurs early in the next calendar quarter. Performance fees recognized as non-interest income as of December 31, 2013 was $10.292 million higher than the amount recognized as of December 31, 2014; therefore, the receivable asset was lower as of December 31, 2014 by this same amount.

Deposits

Depository accounts represent the Company’s primary source of funding and are comprised of demand deposits, interest-bearing checking accounts, money market deposit accounts and time deposits. These deposits have been provided predominantly by individuals, professionals and small businesses in the Charlottesville/Albemarle area, the Orange County area, and the Winchester area.

Depository accounts held by the Company as of December 31, 2014, totaled $456.719 million, an increase of $26.259 million or 6.1% as compared to the December 31, 2013 total of $430.460 million.

At December 31, 2014, the balances of non-interest bearing demand deposits were 33.3% of total deposits, increasing to $152.107 million from $140.911 million, or 32.7% of total deposits at December 31, 2013. Interest-bearing transaction and money market accounts totaled $187.518 million and $165.387 million at December 31, 2014 and December 31, 2013, respectively. The Company’s low-cost deposit accounts, which include both non-interest and interest bearing checking accounts as well as money market accounts, represented 74.4% of total deposit account balances at December 31, 2014 and compares favorably to the 71.2% of total deposit account balances at December 31, 2013.

Certificates of deposit and other time deposit balances decreased $7.068 million to $117.094 million at December 31, 2014 from the balance of $124.162 million at December 31, 2013. Included in this deposit total were brokered deposits totaling $18.693 million and $25.045 million at December 31, 2014 and 2013, respectively, which were reciprocal relationships under the Certificate of Deposit Account Registry Service (CDARS™), whereby depositors can obtain FDIC insurance on deposits up to $50 million.

The aggregate amount of total certificates of deposit with a minimum balance of $100 thousand was $85.8 million at December 31, 2014. Approximately 85.3% of this total is scheduled to mature within the next twelve months. Included in this total are deposits of $38.959 million with balances of $250 thousand or more.

Deposits

Average Balances and Rates Paid
	Years Ended December 31
(dollars in thousands)	2014		2013		2012
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest-bearing demand deposits	$144,964		$127,480		$139,741
Interest-bearing deposits:
Interest checking	81,881	0.05%	77,954	0.05%	67,898	0.05%
Money market deposits	89,061	0.18%	94,369	0.19%	93,690	0.21%
Time deposits	122,659	0.56%	128,816	0.59%	136,832	0.77%
Total interest-bearing deposits	$293,601	0.30%	$301,139	0.33%	$298,420	0.43%
Total deposits	$438,565		$428,619		$438,161

Maturities of CD's of $100,000 and Over
(dollars in thousands)	December 31, 2014
	Amount	Percentage
Three months or less	$61,865	72.11%
Over three months to six months	11,335	13.21%
Over six months to one year	7,806	9.10%
Over one year	4,784	5.58%
Totals	$85,790	100.00%

Securities Sold Under Agreements to Repurchase

The Company offers commercial customers the opportunity to invest excess deposit balances into overnight repurchase agreements. Under the agreements to repurchase, invested funds are fully collateralized by Federal government or agency bonds that are pledged on behalf of customers utilizing this product.

(dollars in thousands)	2014	2013	2012
Period-end balance	$17,995	$16,297	$4,000
Maximum amount at any month-end during the year	$17,995	$16,297	$4,000
Annual average balance outstanding	$15,480	$7,941	$2,973
Annual average interest rate paid	0.24%	0.21%	0.13%

Accrued Interest Payable and Other Liabilities

As of December 31, 2014, accrued interest payable and other liabilities totaled $1.707 million, a decrease of $6.499 million from the balance of $8.206 million at December 31, 2013. The decrease year over year was mainly due to payables of $4.885 million due to VNBTrust staff in accordance with pre-established agreements for 2013 under which VNBTrust staff was eligible for incentive compensation based on the level of performance fees earned. There is a correlated decrease in salaries and benefits expense for 2014 compared to 2013 that is discussed previously under Noninterest Expense.

In addition, due to the lower level of noninterest income recognized in 2014 compared to 2013, federal taxes payable as of December 31, 2014 was $305 thousand, or $1.768 million less than $2.073 million due as of December 31, 2013.

ASSET/LIABILITY MANAGEMENT

The Company’s primary earnings source is its net interest income; therefore, the Company devotes significant time and resources to assist in the management of interest rate risk and asset quality. The Company’s net interest income is affected by changes in market interest rates and by the level and composition of interest-earning assets and interest-bearing liabilities. The Company’s objectives in its asset/liability management are to utilize its capital effectively, to provide adequate liquidity and to enhance net interest income, without taking undue risks or subjecting the Company unduly to interest rate fluctuations. The Company takes a coordinated approach to the management of its liquidity, capital and interest rate risk. This risk management process is governed by policies and limits established by the Bank’s Asset/Liability Committee, which are reviewed and approved by the Bank’s Board of Directors. This committee, which is comprised of directors and members of management, meets to review, among other things, economic conditions, interest rates, yield curves, cash flow projections, expected customer actions, liquidity levels, capital ratios and repricing characteristics of assets, liabilities and financial instruments.

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

A traditional gap analysis is prepared based on the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities for selected time bands. The mismatch between repricings or maturities within a time band is commonly referred to as the “gap” for that period. A positive gap (asset sensitive) where interest rate sensitive assets exceed interest rate sensitive liabilities generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite result on the net interest margin. The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of rate-sensitive assets and rate-sensitive liabilities repricing or maturing within one year, as shown in the Interest Sensitivity Analysis table below.

Gap Interest Sensitivity Analysis

As of December 31, 2014

(dollars in thousands)

	Within	90 to 365	1 to 4	Over	Nonrate
	90 days	days	years	4 years	Sensitive	Total
Assets
Loans	$116,576	$54,103	$113,494	$28,051	$1,030	$313,254
Investment securities	30,306	17,641	37,402	57,962	70	143,381
Interest bearing deposits	-	1,250	1,247	-	-	2,497
Federal funds sold	41,273	-	-	-	-	41,273
Non-interest-earning assets and allowance
for loan losses	-	-	-	-	36,648	36,648
Total assets	$188,155	$72,994	$152,143	$86,013	$37,748	$537,053

Liabilities and Shareholders' Equity
Interest checking	$3,290	$9,869	$39,477	$40,572	$-	$93,208
Money market deposits	7,859	23,577	62,874	-	-	94,310
Time deposits	78,963	22,709	14,582	840	-	117,094
Repurchase agreements	17,995	-	-	-	-	17,995
Non-interest bearing liabilities and
shareholders' equity	-	-	-	-	214,446	214,446
Total liabilities and shareholders' equity	$108,107	$56,155	$116,933	$41,412	$214,446	$537,053

Period gap	$80,048	$16,839	$35,210	$44,601	$(176,698)	$-
Cumulative gap	$80,048	$96,887	$132,097	$176,698	$-	$-
Ratio of cumulative gap to
cumulative earning assets	42.54%	37.10%	31.96%	35.39%

The Company utilizes the gap analysis to complement its income simulations modeling. However, the traditional gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates and other factors that could have an impact on interest rate sensitivity or net interest income.

The Asset/Liability Committee routinely monitors simulated net interest income sensitivity over a rolling two-year horizon. It also utilizes additional tools to monitor potential longer-term interest rate risk. The income simulation models measure the Company’s net interest income volatility or sensitivity to interest rate changes utilizing statistical techniques that allow the Company to consider various factors which impact net interest income. These factors include actual maturities, estimated cash flows, repricing characteristics, deposit growth/retention and, most importantly, the relative sensitivity of the Company’s assets and liabilities to changes in market interest rates. This relative sensitivity is important to consider as the Company’s core deposit base has not been subject to the same degree of interest rate sensitivity as its assets. The core deposit costs are internally managed and tend to exhibit less sensitivity to changes in interest rates than the Company’s adjustable rate assets whose yields are based on external indices and generally change in concert with market interest rates. The Company’s interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company’s assets and the rates that would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management projects the impact of changes in interest rates on net interest margin. The Company has established certain policy limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits.

As market conditions vary from those assumed in the income simulation models, actual results will also differ due to: prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other variables. Furthermore, this sensitivity analysis does not reflect actions that the Asset/Liability Committee might take in responding to or anticipating changes in interest rates.

In simulating the effects of upward and downward changes in market rates to net interest income over a rolling two-year horizon, the model utilizes a “static” balance sheet approach where balance sheet composition or mix as of the measurement date is maintained over the two-year horizon. Similarly, the base case simulation performed assumes interest rates on the measurement date are unchanged for the next 24 months. Then the simulation assumes all rate indices are instantaneously shocked upward and downward by 100 basis points to 400 basis points, in 100 basis point increments. Due to the low level of interest rates, the shock down analysis where the rates fall 200 basis points or more are not considered meaningful and are therefore not shown in the results below as of December 31, 2014.

(dollars in thousands)	Change in Net Interest Income
Change in Yield Curve	Percentage	Amount
+400 basis points	29.95%	$8,819
+300 basis points	24.88%	7,328
+200 basis points	19.30%	5,684
+100 basis points	10.98%	3,235
Base case	0.00%	-
-100 basis points	-5.61%	(1,652)

The shape of the yield curve can cause downward pressure on net interest income. In general, if and to the extent that the yield curve is flatter (i.e., the differences between interest rates for different maturities are relatively smaller) than previously anticipated, then the yield on the Company’s interest earning assets and its cash flows will tend to be lower. Management believes that a relatively flat yield curve could continue to affect adversely the Company’s results in 2015.

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

Borrowing Lines

As of December 31, 2014

(dollars in thousands)

Correspondent Banks	$31,000
Federal Home Loan Bank of Atlanta	42,500
Total Available	$73,500

As of December 31, 2014, there were no outstanding balances for any borrowing lines.

Any excess funds are sold on a daily basis in the federal funds market. The Company maintained an average of $41.156 million outstanding in federal funds sold during 2014. On December 31, 2014, the Company sold $41.273 million in the overnight federal funds market. The Company intends to maintain sufficient liquidity at all times to meet its funding commitments.

Capital

The Company is subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance-sheet items. These regulations define the elements of the Tier 1 and Tier 2 components of total capital and currently establish minimum ratios of 4% for Tier 1 capital and 8% for total capital for capital adequacy purposes. Supplementing these regulations is a leverage requirement. This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status), which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill). Information regarding the Company’s risk-based capital at December 31, 2014 and December 31, 2013 is presented in Note 12 – Capital Requirements of the notes to consolidated financial statements, contained in Item 8 – Consolidated Financial Statements and Supplementary Data.

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

The elements currently comprising Tier 1 capital and Tier 2 capital, the minimum Tier 1 capital and total capital ratios and the minimum leverage ratio may in the future be subject to change, as discussed in greater detail under the caption “Supervision and Regulation,” found earlier in this report under “Item 1 - Business”.

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

Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit and standby letters of credit. Additional information concerning the Company’s off-balance sheet arrangements is contained in Note 10 of the notes to consolidated financial statements, found in Item 8 – Consolidated Financial Statements and Supplementary Data.

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

Following is a schedule of future minimum rental payments under non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2014:

(dollars in thousands)	1 year or less	1-3 years	3-5 years	After 5 years	Total
Operating lease obligations	$834	$1,477	$1,044	$2,626	$5,981

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting company.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Virginia National Bankshares Corporation
Charlottesville, Virginia

We have audited the accompanying consolidated balance sheets of Virginia National Bankshares Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Virginia National Bankshares Corporation and subsidiaries as of December 31, 2014 and 2013 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 30, 2015

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31, 2014	December 31, 2013
ASSETS
Cash and due from banks	$12,834	$12,871
Federal funds sold	41,273	27,201
Securities:
Available for sale, at fair value	141,816	133,027
Restricted securities, at cost	1,565	1,645
Total securities	143,381	134,672
Total loans	313,254	300,034
Allowance for loan losses	(3,164)	(3,360)
Total loans, net	310,090	296,674
Premises and equipment, net	9,465	9,824
Other real estate owned, net of valuation allowance	1,177	2,372
Bank owned life insurance	13,034	12,595
Accrued interest receivable and other assets	5,799	16,785
Total assets	$537,053	$512,994
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest-bearing	$152,107	$140,911
Interest-bearing	93,208	80,832
Money market deposit accounts	94,310	84,555
Certificates of deposit and other time deposits	117,094	124,162
Total deposits	456,719	430,460
Securities sold under agreements to repurchase	17,995	16,297
Accrued interest payable and other liabilities	1,707	8,206
Total liabilities	476,421	454,963

Shareholders' equity:
Preferred stock, $2.50 par value, 2,000,000
shares authorized, no shares outstanding	-	-
Common stock, $2.50 par value, 10,000,000 shares
authorized; 2,688,336 and 2,690,320 shares
issued and outstanding in 2014 and 2013
(including 288 non-vested shares at
December 31, 2013)	6,721	6,725
Capital surplus	27,889	27,915
Retained earnings	25,978	24,822
Accumulated other comprehensive income (loss)	44	(1,431)
Total shareholders' equity	60,632	58,031
Total liabilities and shareholders' equity	$537,053	$512,994

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	For the years ended
	December 31, 2014	December 31, 2013
Interest and dividend income:
Loans, including fees	$12,548	$12,998
Federal funds sold	90	74
Investment securities:
Taxable	2,165	1,836
Tax exempt	477	447
Dividends	83	78
Other	19	13
Total interest and dividend income	15,382	15,446

Interest expense:
Demand and savings deposits	205	222
Certificates and other time deposits	686	758
Federal funds purchased and
securities sold under agreements to repurchase	37	17
Total interest expense	928	997
Net interest income	14,454	14,449
Provision for loan losses	306	160
Net interest income after provision for loan losses	14,148	14,289

Noninterest income:
Trust income	2,367	14,981
Customer service fees	894	921
Debit/credit card and ATM fees	742	729
Earnings/increase in value of bank owned life insurance	439	445
Gains on sales of assets	44	304
Gains on sales of securities	24	50
Royalty income	593	-
Other	494	424
Total noninterest income	5,597	17,854

Noninterest expense:
Salaries and employee benefits	9,305	13,746
Net occupancy	1,954	2,104
Equipment	531	686
Other	5,601	5,499
Total noninterest expense	17,391	22,035
Income before income taxes	2,354	10,108
Provision for income taxes	456	3,212
Net income	$1,898	$6,896

Net income per share, basic	$0.70	$2.56
Net income per share, diluted	$0.70	$2.56

See Notes to the Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	For the years ended
	December 31, 2014	December 31, 2013
Net income	$1,898	$6,896
Other comprehensive income (loss)
Unrealized gains (losses) on securities,
net of tax of $769 and ($1,326) for
the years ended December 31,
2014 and December 31, 2013	1,491	(2,572)
Adjustment to unrealized income on
securities due to the transfer of
held-to-maturity securities to
available-for-sale, net of tax of $12
for year ended December 31, 2013	-	22
Reclassification adjustment
net of tax of ($8) and ($17) for the
years ended December 31, 2014
and December 31, 2013	(16)	(33)
Total other comprehensive income (loss)	1,475	(2,583)
Total comprehensive income	$3,373	$4,313

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2012,
as previously reported	$6,724	$27,809	$18,254	$1,152	$53,939
Adjustment to retained earnings
for prior years due to change
in accounting method	-	-	75	-	75
Balance, December 31, 2012,
as adjusted	$6,724	$27,809	$18,329	$1,152	$54,014

Stock options exercised	-	1	-	-	1
Vested stock grants	1	(1)	-	-	-
Stock option/grant expense	-	106	-	-	106
Cash dividend ($0.15 per share)	-	-	(403)	-	(403)
Net income	-	-	6,896	-	6,896
Other comprehensive loss	-	-	-	(2,583)	(2,583)
Balance, December 31, 2013	$6,725	$27,915	$24,822	$(1,431)	$58,031

Stock options exercised or expired	24	156	-	-	180
Vested stock grants	1	(1)	-	-	-
Stock purchased under stock
repurchase plan	(29)	(233)	-	-	(262)
Stock option/grant expense	-	52	-	-	52
Cash dividend ($0.275 per share)	-	-	(742)	-	(742)
Net income	-	-	1,898	-	1,898
Other comprehensive income	-	-	-	1,475	1,475
Balance, December 31, 2014	$6,721	$27,889	$25,978	$44	$60,632

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the years ended
	December 31, 2014	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,898	$6,896
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	306	160
Net amortization and accretion of securities	739	815
Gains on sales of securities	(24)	(50)
Earnings/increase in value of bank owned life insurance	(439)	(445)
Depreciation and amortization	1,151	1,274
Net gain on sale of assets	(44)	(304)
Deferred tax benefit	(61)	(292)
Stock option/stock grant expense	52	106
Writedown of other real estate owned	277	178
Losses on sale of other real estate owned	27	-
Decrease (increase) in accrued interest receivable and other assets	10,330	(3,748)
(Decrease) increase in accrued interest payable and other liabilities	(6,499)	4,036
Net cash provided by operating activities	7,713	8,626

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of held to maturity securities
Purchases of available for sale securities	(44,278)	(66,610)
Net decrease in restricted investments	80	84
Proceeds from maturities, calls and principal payments of
held to maturity securities	-	1,275
Proceeds from maturities, calls and principal payments of
available for sale securities	29,512	27,619
Proceeds from sale of held to maturity securities	-	2,012
Proceeds from sale of available for sale securities	7,498	14,842
Net increase in loans	(13,966)	(16,045)
Proceeds from sale of other real estate owned	1,135	-
Proceeds from sale of bank premises and equipment	11	20
Purchase of bank premises and equipment	(803)	(462)
Net cash used in investing activities	(20,811)	(37,265)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW accounts,
and money market accounts	33,327	(8,981)
Net decrease in certificates of deposit and other time deposits	(7,068)	(5,981)
Net increase in securities sold under agreements to repurchase	1,698	12,297
Common stock repurchased	(262)	-
Proceeds from stock options exercised	180	1
Cash dividends	(742)	(403)
Net cash provided by (used in) financing activities	27,133	(3,067)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$14,035	$(31,706)

CASH AND CASH EQUIVALENTS:
Beginning of period	$40,072	$71,778
End of period	$54,107	$40,072

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$936	$1,026
Taxes	$2,488	$2,778

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain (loss) on available for sale securities	$2,236	$(3,914)
Transfer of held-to-maturity securities to available-for-sale	$-	$2,699
Transfer of loans to other real estate owned	$244	$804

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Note 1 – Summary of Significant Accounting Policies:

Organization and Principles of Consolidation

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

On May 1, 2007, the OCC granted conditional approval to the Bank’s application to establish a new national trust bank with the title VNBTrust, National Association which now trades under the name VNB Wealth Management (“VNBTrust”, “VNB Wealth” or “VNB Wealth Management”). VNBTrust operates as a wholly-owned subsidiary of the Bank. Additionally, the OCC approved the Bank’s application for VNBTrust to create a wholly owned operating subsidiary, VNB Investment Management Company, LLC, a Delaware limited liability corporation. In January, 2010, VNB Investment Management Company changed its name to Swift Run Capital Management, LLC (“SRCM”). SRCM served as the general partner of Swift Run Capital, L.P. (the “Fund), a private investment fund.

The consolidated financial statements include the accounts of the Company, its subsidiary the Bank, and the Bank’s subsidiary, VNBTrust (together, subsidiaries). All significant intercompany balances and transactions have been eliminated in consolidation.

On July 18, 2013 (the “Closing Date”), VNBTrust completed the sale of all of the membership interests of SRCM to SRCM Holdings LLC (“SRCM Holdings”) pursuant to a purchase and sale agreement dated June 27, 2013 among SRCM Holdings, VNBTrust, SRCM and the Bank (the “Sale Agreement”). A former officer of VNBTrust is the principal owner of SRCM Holdings. Swift Run Capital LP (the “Fund”), for which SRCM acted as general partner, represented less than 7 percent of the total assets managed by VNBTrust and its subsidiary on the Closing Date. Under the terms of the Sale Agreement, SRCM Holdings agreed to pay VNBTrust, quarterly during the ten-year period beginning January 1, 2014 and ending December 31, 2023 (the “Term”), (a) ongoing acquisition royalty payments equal to (i) 20% of the management and performance fee revenue received by SRCM from limited partners of the Fund as of the Closing Date and (ii) 20% of the management and performance fee revenue received by SRCM from VNBTrust clients that opened accounts with SRCM within 30 days of the Closing Date, and (b) ongoing referral payments equal to 20% of the management and performance fee revenue received by SRCM from clients referred by the Company and its affiliates to SRCM during the Term. The Company recognized $302 thousand as gain from the sale of SRCM in 2013, which amount included an estimate of the present value of the portion of the acquisition royalty payments to be received from management fees during the Term. Each quarter, as the Company receives royalty payments from SRCM, a portion of the payment is applied to write down the contingent asset established for this estimated value. The remaining amount of the payment is applied to noninterest income as royalty income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

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

Securities sold under agreements to repurchase – The Company sells certain securities under agreements to repurchase. The agreements are treated as collateralized financing transactions and the obligations to repurchase securities sold are reflected as a liability in the accompanying consolidated balance sheets. The dollar amount of the securities underlying the agreements remains in the asset accounts.

Securities – Unrestricted investments are to be classified in two categories as described below.

●

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

●

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Restricted securities – As members of the Federal Reserve Bank of Richmond (“FRB”) and the Federal Home Loan Bank of Atlanta (“FHLB”), the Company is required to maintain certain minimum investments in the common stock of the FRB and FHLB. Required levels of investments are based upon the Bank’s capital and a percentage of qualifying assets. Additionally, the Company has purchased common stock in CBB Financial Corp. (“CBBFC”), the holding company for Community Bankers Bank. Common Stock from the FRB, FHLB, and CBB are classified as restricted securities which are carried at cost

Loans – Loans are reported at the principal balance outstanding net of unearned discounts and of the allowance for loan losses. Interest income on loans is reported on the level-yield method and includes amortization of deferred loan fees and costs over the loan term. Further information regarding the Company’s accounting policies related to past due loans, non-accrual loans, impaired loans and troubled-debt restructurings is presented in Note 3 - Loans.

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

Premises and equipment – Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method based on the estimated useful lives of assets, which range from 3 to 20 years. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, the asset and related accumulated depreciation are removed from the books and any resulting gain or loss is charged to income. More information regarding premises and equipment is presented in Note 6 – Premises and Equipment.

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

Bank owned life insurance – The Company has purchased life insurance on certain key employees. These policies are recorded at their cash surrender value on the Consolidated Balance Sheets. Income generated from polices is recorded as noninterest income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Stock-based compensation – The Company accounts for all plans under recognition and measurement accounting principles which require that the compensation cost relating to stock-based payment transactions be recognized in the financial statements. Stock-based compensation arrangements include stock options and restricted stock. Stock-based compensation is estimated at the date of grant, using the Black-Scholes option valuation model for determining fair value. The model employs the following assumptions:

●	Dividend yield - calculated as the ratio of historical cash dividends paid per share of common stock to the stock price on the date of grant;
●	Expected life (term of the option) - based on the average of the contractual life and vesting schedule for the respective option;
●	Expected volatility - based on the monthly historical volatility of the Company’s stock price over the expected life of the options;
●	Risk-free interest rate - based upon the U.S. Treasury bill yield curve, for periods within the contractual life of the option, in effect at the time of grant.

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

Earnings per common share – Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. Additional information on earnings per share is presented in Note 18 – Earnings per Share.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of income. Further information on the Company’s accounting policies for income taxes is presented in Note 8 – Income Taxes.

VNBTrust – Securities and other property held by VNBTrust in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements.

Reclassifications – Certain reclassifications have been made to prior periods to conform to current year presentation. The results of the reclassifications are not considered material.

In 2014, the Company elected to change its method for recording audit fees. Prior to 2014, the Bank accrued, in the current year, costs related to audit engagements for the current year, even if the remaining audit work was performed the following year. Management decided to change to an equally acceptable methodology that calls for recording audit expenses in the year the services are performed. The retrospective application of this change in methodology is reflected in the consolidated financial statements. The change in accounting method required a $75 thousand increase to retained earnings as of January 1, 2013. The offsetting decrease to other liabilities for the years ended December 31, 2013 and December 31, 2014 consisted of a decrease of approximately $113 thousand in reserve for accrued and unpaid expenses, netted against an increase in income tax payable of $38 thousand. The new method is preferable to the old method as audit fee expense would be recognized in the period in which the expense was incurred.

Adoption of New Accounting Standards

Recent accounting pronouncements

In January 2014, the FASB issued ASU 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Management does not expect the adoption of ASU 2014-04 to have a material impact on its consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

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

Newly issued not yet effective standards

In June 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” This ASU applies to any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition, most industry-specific guidance, and some cost guidance included in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To be in alignment with the core principle, an entity must apply a five step process including: identification of the contract(s) with a customer, identification of performance obligations in the contract(s), determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue when (or as) the entity satisfies a performance obligation. Additionally, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer have also been amended to be consistent with the guidance on recognition and measurement. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-09 will have on its consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This update is intended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The amendments in this ASU eliminate from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have a material impact on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Note 2 – Securities

The amortized cost and fair values of securities available for sale as of December 31, 2014 and December 31, 2013 are as follows:

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$31,189	$395	$(56)	$31,528
Corporate bonds	21,373	21	(118)	21,276
Asset-backed securities	2,133	-	(28)	2,105
Mortgage-backed securities/CMOs	63,327	297	(404)	63,220
Municipal bonds	23,727	157	(197)	23,687
	$141,749	$870	$(803)	$141,816

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$43,268	$828	$(91)	$44,005
Corporate bonds	9,066	37	(50)	9,053
Asset-backed securities	2,151	-	(51)	2,100
Mortgage-backed securities/CMOs	56,815	34	(1,252)	55,597
Municipal bonds	23,896	5	(1,629)	22,272
	$135,196	$904	$(3,073)	$133,027

All mortgage-backed securities included in the above tables were issued by U.S. government agencies and corporations. At December 31, 2014, the securities issued by political subdivisions or agencies were highly rated with 83% of the municipal bonds having AA or higher ratings. Approximately 79% of the municipal bonds are general obligation bonds with issuers that are geographically diverse.

Restricted securities are securities with limited marketability and consist of stock in the FRB, FHLB and CBBFC totaling $1.565 million as of December 31, 2014 and $1.645 million as of December 31, 2013. These restricted securities are carried at cost as they are not permitted to be traded.

For the year ended December 31, 2014, proceeds from the sales of securities amounted to $7.498 million and gross net realized gains on these securities were $24 thousand. For the year ended December 31, 2013, proceeds from the sales of securities amounted to $16.854 million and gross net realized gains on these securities were $50 thousand.

During the third quarter of 2013, the Company reclassified held to maturity securities as available for sale. Management determined that it no longer had the positive intent to hold the securities classified as held to maturity for an indefinite period of time because of management’s desire to have more flexibility in managing the investment portfolio. As of June 30, 2013, the Company had three corporate and municipal securities designated as held to maturity recorded at an amortized cost of $2.699 million. The fair value of these securities was $2.733 million, reflecting an unrealized gross gain of $34 thousand. The unrealized gross gain of $34 thousand, net of taxes, was recorded as other comprehensive income at the time of the transfer. As a result of this transfer, there were no securities classified as held to maturity as of December 31, 2014 or December 31, 2013.

Securities pledged to secure deposits, and for other purposes required by law, had carrying values of $23.799 million at December 31, 2014 and $17.547 million at December 31, 2013. The increase in the amount of pledged securities during 2013 resulted from increased customer participation in the overnight repurchase agreement program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Year-end securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, were as follows:

2014

	Less than 12 Months		12 Months or more		Total
	Estimated Fair Value	Unrealized (Losses)	Estimated Fair Value	Unrealized (Losses)	Estimated Fair Value	Unrealized (Losses)
U.S. Government agencies	$6,375	$(21)	$966	$(35)	$7,341	$(56)
Corporate bonds	13,213	(102)	3,032	(16)	16,245	(118)
Asset-backed securities	98	-	2,007	(28)	2,105	(28)
Mortgage-backed/CMOs	6,276	(35)	25,081	(369)	31,357	(404)
Municipal bonds	1,769	(19)	10,330	(178)	12,099	(197)
	$27,731	$(177)	$41,416	$(626)	$69,147	$(803)

2013

	Less than 12 Months		12 Months or more		Total
	Estimated Fair Value	Unrealized (Losses)	Estimated Fair Value	Unrealized (Losses)	Estimated Fair Value	Unrealized (Losses)
U.S. Government agencies	$2,889	$(39)	$948	$(52)	$3,837	$(91)
Corporate bonds	5,016	(50)	-	-	5,016	(50)
Asset-backed securities	960	(36)	1,140	(15)	2,100	(51)
Mortgage-backed/CMOs	39,061	(1,079)	8,609	(173)	47,670	(1,252)
Municipal bonds	18,433	(1,451)	2,280	(178)	20,713	(1,629)
	$66,359	$(2,655)	$12,977	$(418)	$79,336	$(3,073)

As of December 31, 2014, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. As of December 31, 2014, there were $69.1 million, or 74 issues, of individual securities in a loss position. These securities have an unrealized loss of $803 thousand and consisted of 26 mortgage-backed/CMOs, 25 municipal bonds, 15 corporate bonds, and 8 other security issues.

The Company’s securities portfolio is primarily made up of fixed rate bonds, whose prices move inversely with interest rates. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality. Accordingly, as of December 31, 2014, management believes the impairments detailed in the table above are temporary, and no impairment loss has been realized in the Company’s consolidated income statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

The amortized cost and fair value of available for sale securities at December 31, 2014 are presented below based upon contractual maturities, by major investment categories. Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

	Amortized Cost	Fair Value
U.S. Government agencies
One year or less	$13,090	$13,218
After one year to five years	8,941	9,089
After five years to ten years	8,172	8,220
After ten years	986	1,001
	$31,189	$31,528
Corporate bonds
After one year to five years	$9,077	$9,049
After five years to ten years	12,296	12,227
	$21,373	$21,276
Asset-backed securities
After five years to ten years	$975	$952
Ten years or more	1,158	1,153
	$2,133	$2,105
Mortgage-backed securities/CMOs
After five years to ten years	$18,933	$18,985
Ten years or more	44,394	44,235
	$63,327	$63,220
Municipal bonds
After one year to five years	$1,700	$1,704
After five years to ten years	9,852	9,882
Ten years or more	12,175	12,101
	$23,727	$23,687
Total Securities Available for Sale	$141,749	$141,816

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Note 3 – Loans

The composition of the loan portfolio by loan classification year-end appears below.

	December 31
	2014	2013
Commercial
Commercial and industrial - organic	$46,125	$48,060
Commercial and industrial - syndicated	14,815	-
Total commercial and industrial	60,940	48,060
Real estate construction and land
Residential construction	337	794
Other construction and land	11,575	17,667
Total construction and land	11,912	18,461
Real estate mortgages
1-4 family residential	60,162	54,300
Home equity lines of credit	25,498	29,612
Multifamily	26,462	22,560
Commercial owner occupied	60,868	58,802
Commercial non-owner occupied	54,012	54,635
Total real estate mortgage	227,002	219,909
Consumer
Consumer revolving credit	3,428	2,254
Consumer all other credit	9,972	11,350
Total consumer	13,400	13,604
Total loans	313,254	300,034
Less: Allowance for loan losses	(3,164)	(3,360)
Net loans	$310,090	$296,674

Loan origination/risk management. The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and the Board of Directors approve lending policies on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions. Underwriting standards are designed to promote relationship banking rather than transactional banking.

Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. The Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected, and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable, inventory or marketable securities and may incorporate personal guaranties; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

The Company identifies commercial and industrial loans by classifying them into two classes. Organic loans are originated by the Bank’s commercial lenders. Syndicated loans are purchased from national lending correspondents. Both organic and syndicated loans are underwritten according to the Bank’s loan policy.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. At December 31, 2014, commercial real estate loans, including multifamily mortgages, totaled $141.3 million or 62.2% of the Company’s outstanding balances of real estate loans. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. Of the $141.3 million in commercial real estate loans outstanding at December 31, 2014, $60.9 million or 43.1% were owner-occupied properties.

Residential mortgages for 1-to-4 family properties and home equity loans have underwriting standards that are heavily influenced by statutory requirements, which include, but are not limited to, documentation requirements, limits on maximum loan-to-value percentages, and collection remedies. The Company typically originates residential mortgages with the intention of retaining in its portfolio shorter-term, fixed-rate loans and adjustable-rate mortgages. The Company also originates longer-term, fixed rates loans, which are sold to secondary mortgage market correspondents. At December 31, 2014, residential and home equity loans outstanding totaled $85.7 million or 37.8% of real estate mortgage loans.

Real estate construction and land loans consist primarily of loans for the purchase or refinance of unimproved lots or raw land. Additionally, the Company finances the construction of real estate projects typically where the permanent mortgage will remain with the Company. Specific underwriting guidelines are delineated in the loan policy. At December 31, 2014, real estate construction and land loans totaled $11.9 million, or 3.8% of total loans.

Consumer loans are generally small loans spread across many borrowers and are underwritten after determining the ability of the consumer borrower to repay their obligations as agreed. The underwriting standards are heavily influenced by statutory requirements, which include, but are not limited to, documentation requirements and collection remedies. Consumer loans may be secured or unsecured and are comprised of revolving lines, installment loans and other consumer loans. At December 31, 2014, consumer loans totaled $13.4 million, or 4.3% of total loans. Deposit account overdrafts are included in the consumer loan balances and totaled $53 thousand and $51 thousand at December 31, 2014 and 2013, respectively.

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

Concentrations of credit. Most of the Company’s lending activity occurs within the Commonwealth of Virginia, primarily in the Company’s primary markets and surrounding areas. The majority of the Company’s loan portfolio consists of commercial and industrial and commercial real estate loans. As of December 31, 2014, there were no concentrations of loans related to any single industry in excess of 20% of total loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Related party loans. In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). Activity in related party loans during 2014 and 2013 is presented in the following table.

	2014	2013
Balance outstanding at beginning of year	$6,526	$6,401
Principal additions	8,043	4,574
Principal reductions	(3,728)	(4,449)
Balance outstanding at end of year	$10,841	$6,526

Past due, non-accrual and charged-off loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Smaller, unsecured consumer loans are typically charged-off when management judges the loan to be uncollectable or the borrower files for bankruptcy and are generally not placed in non-accrual status prior to charge-off. In determining whether or not a borrower may be unable to meet payment obligations for each class of loans, the Company considers the borrower’s debt service capacity through the analysis of current financial information, if available, and/or current information with regards to the Company’s collateral position.

Regulatory provisions would typically require a loan to be charged-off or placed on non-accrual status if (i) principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection or (ii) full payment of principal and interest is not expected. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on non-accrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (at least six months) of repayment performance by the borrower.

Non-accrual loans are shown below by class:

	December 31, 2014	December 31, 2013
Other construction and land	$69	$77
1-4 family residential mortgages	149	60
Commercial non-owner occupied real estate	-	230
Total nonaccrual loans	$218	$367

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

The following tables show the aging of past due loans as of December 31, 2014 and December 31, 2013. Also included are loans that are 90 or more days past due but still accruing, because they are well secured and in the process of collection. As of December 31, 2014, the Company had no loans that were 90 days or more past due. As of December 31, 2013, the Company had two loans that were 90 or more days past due but still accruing for a balance of $178 thousand.

Past Due Aging as of December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing
Commercial loans
Commercial and industrial - organic	$6	$-	$-	$6	$46,119	$46,125	$-
Commercial and industrial - syndicated	-	-	-	-	14,815	14,815	-
Real estate construction and land
Residential construction	-	-	-	-	337	337	-
Other construction and land	-	-	-	-	11,575	11,575	-
Real estate mortgages
1-4 family residential	-	24	-	24	60,138	60,162	-
Home equity lines of credit	-	-	-	-	25,498	25,498	-
Multifamily	-	-	-	-	26,462	26,462	-
Commercial owner occupied	-	-	-	-	60,868	60,868	-
Commercial non-owner occupied	-	-	-	-	54,012	54,012	-
Consumer loans
Consumer revolving credit	1	-	-	1	3,427	3,428	-
Consumer all other credit	12	30	-	42	9,930	9,972	-
Total Loans	$19	$54	$-	$73	$313,181	$313,254	$-

Past Due Aging as of December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing
Commercial and industrial - organic	$123	$35	$-	$158	$47,902	$48,060	$-
Real estate construction and land
Residential construction	-	-	-	-	794	794	-
Other construction and land	34	-	29	63	17,604	17,667	29
Real estate mortgages
1-4 family residential	60	26	149	235	54,065	54,300	149
Home equity lines of credit	-	-	-	-	29,612	29,612	-
Multifamily	-	-	-	-	22,560	22,560	-
Commercial owner occupied	-	-	-	-	58,802	58,802	-
Commercial non-owner occupied	-	139	91	230	54,405	54,635	-
Consumer loans
Consumer revolving credit	-	-	-	-	2,254	2,254	-
Consumer all other credit	93	30	-	123	11,227	11,350	-
Total Loans	$310	$230	$269	$809	$299,225	$300,034	$178

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Impaired loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts when due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Regulatory guidelines require the Company to reevaluate the fair value of collateral supporting impaired collateral dependent loans on at least an annual basis. While the Company’s policy is to comply with the regulatory guidelines, the Company’s general practice is to reevaluate the fair value of collateral supporting impaired collateral dependent loans on a quarterly basis.

The following tables provide a breakdown by class of the loans classified as impaired loans as of December 31, 2014 and December 31, 2013. These loans are reported at their recorded investment, which is the carrying amount of the loan as reflected on the Company’s balance sheet, net of charge-offs and other amounts applied to reduce the net book balance. Average recorded investment in impaired loans is computed using an average of month-end balances for these loans for the twelve months ended December 31, 2014 and December 31, 2013. Interest income recognized is for the years ended December 31, 2014 and December 31, 2013.

December 31, 2014		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Other construction and land	$69	$109	$-	$79	$1
1-4 family residential mortgages	525	545	-	437	16
Home equity lines of credits	-	-	-	50	3
Commercial owner occupied real estate	1,103	1,103	-	1,124	60
Commercial non-owner occupied real estate	-	-	-	46	-
Impaired loans with a valuation allowance	-	-	-	-	-
Total impaired loans	$1,697	$1,757	$-	$1,736	$80

December 31, 2013		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Other construction and land	$77	$110	$-	$81	$-
1-4 family residential mortgages	285	380	-	293	11
Commercial owner occupied real estate	1,144	1,144	-	1,414	50
Commercial non-owner occupied real estate	230	274	-	202	-
Impaired loans with a valuation allowance	-	-	-	-	-
Total impaired loans	$1,736	$1,908	$-	$1,990	$61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

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

Troubled debt restructuring (TDRs)	December 31, 2014		December 31, 2013
	No. of	Recorded	No. of	Recorded
	Loans	Investment	Loans	Investment
Performing TDRs
1-4 family residential mortgages	2	$376	1	$225
Commercial owner occupied real estate	1	1,103	1	1,144
Total performing TDRs	3	$1,479	2	$1,369

Nonperforming TDRs
Other construction and land	1	$39	-	$-

Total TDRs	4	$1,518	2	$1,369

A summary of loans that were modified as TDRs during the years ended December 31, 2014 and 2013 is shown below by class. The Post-Modification Recorded Balance reflects any interest or fees from the original loan which may have been added to the principal balance on the new note as a condition of the TDR. Additionally, the Post-Modification Recorded Balance is reported below at the period end balances, inclusive of all partial principal pay downs and principal charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

Loans modified at below market rates	During year ended			During year ended
	December 31, 2014			December 31, 2013
		Pre-	Post-		Pre-	Post-
	Number	Modification	Modification		Modification	Modification
	of	Recorded	Recorded	Number	Recorded	Recorded
	Loans	Balance	Balance	of Loans	Balance	Balance
Other construction and land	1	$40	$39	-	$-	$-
1-4 family residential mortgage	1	156	155	-	-	-
Total loans modified during the period	2	$196	$194	-	$-	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

The following tables present, by class of loans, information related to loans modified as TDRs that subsequently defaulted during the years ended December 31, 2014 and 2013 and were modified as TDRs during the twelve months prior to default:

	2014		2013
	No. of	Recorded	No. of	Recorded
	Loans	Investment	Loans	Investment
1-4 family residential mortgages	-	$-	1	$65
Commercial owner occupied real estate	-	-	1	183
Total	-	$-	2	$248

Note 4 – Allowance for Loan Losses

A summary of the transactions in the allowance for loan losses for the years ended December 31, 2014 and 2013 appears below:

	2014	2013
Balance, beginning of period	$3,360	$3,267
Loans charged off	(551)	(161)
Recoveries	49	94
Net charge-offs	(502)	(67)
Provision for loan losses	306	160
Balance, December 31	$3,164	$3,360

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
Commercial and industrial - organic
Commercial and industrial - syndicated

Real estate construction and land loan segment:
Residential construction
Other construction and land

Real estate mortgage loan segment:
1-4 family residential
Home equity lines of credit
Multifamily
Commercial owner occupied
Commercial non-owner occupied

Consumer loan segment:
Consumer revolving credit
Consumer all other credit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

The following represents the loan portfolio designated by the internal risk ratings assigned to each credit at year-end:

Internal Risk Rating Grades				Special	Sub-
December 31, 2014	Excellent	Good	Pass	Mention	standard	Doubtful	TOTAL
Commercial
Commercial and industrial - organic	$3,579	$23,261	$18,487	$64	$734	$-	$46,125
Commercial and industrial - syndicated	-	-	14,815	-	-	-	14,815
Real estate construction
Residential construction	-	-	337	-	-	-	337
Other construction and land	-	-	10,903	507	165	-	11,575
Real estate mortgages
1-4 family residential	-	1,910	56,968	455	829	-	60,162
Home equity lines of credit	-	-	25,411	-	87	-	25,498
Multifamily	-	-	26,462	-	-	-	26,462
Commercial owner occupied	-	-	58,890	-	1,978	-	60,868
Commercial non-owner occupied	-	-	54,012	-	-	-	54,012
Consumer
Consumer revolving credit	34	3,054	332	-	8	-	3,428
Consumer all other credit	200	7,856	1,867	-	49	-	9,972
Total Loans	$3,813	$36,081	$268,484	$1,026	$3,850	$-	$313,254

Internal Risk Rating Grades				Special	Sub-
December 31, 2013	Excellent	Good	Pass	Mention	standard	Doubtful	TOTAL
Commercial and industrial - organic	$4,056	$19,464	$24,015	$5	$520	$-	$48,060
Real estate construction
Residential construction	-	-	794	-	-	-	794
Other construction and land	-	-	17,031	530	106	-	17,667
Real estate mortgages
1-4 family residential	-	1,934	50,945	593	828	-	54,300
Home equity lines of credit	-	-	29,367	-	245	-	29,612
Multifamily	-	-	22,560	-	-	-	22,560
Commercial owner occupied	-	-	56,668	-	2,134	-	58,802
Commercial non-owner occupied	-	-	51,884	567	2,184	-	54,635
Consumer
Consumer revolving credit	-	1,926	319	-	9	-	2,254
Consumer all other credit	371	8,772	2,153	-	54	-	11,350
Total Loans	$4,427	$32,096	$255,736	$1,695	$6,080	$-	$300,034

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Historical factors and qualitative factors are not assessed against loans rated “excellent” or rated “good,” since these are fully collateralized by cash or readily marketable securities.

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

●

Commercial loans not secured by real estate carry risks associated with the successful operation of a business, and the repayments of these loans depend on the profitability and cash flows of the business. Additional risk relates to the value of collateral where depreciation occurs and the valuation is less precise.

●

Commercial loans purchased from the syndicated loan market generally represent shared national credits,which are participations in loans or loan commitments that are shared by three or more banks. Included in the Company’s shared national credit portfolio are purchased participations and assignments in leveraged lending transactions. Leveraged lending transactions are generally used to support a merger- or acquisition-related transaction, to back a recapitalization of a company’s balance sheet or to refinance debt. When considering a participation in the leveraged lending market, the Company participates only in first lien senior secured term loans. To further minimize risk, the Company has developed policies to limit overall credit exposure to the syndicated market as a whole and to each borrower.

●

Loans secured by commercial real estate also carry risks associated with the success of the business and the ability to generate a positive cash flow sufficient to service debts. Real estate security diminishes risks only to the extent that a market exists for the subject collateral.

●

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

●

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

●	Residential real estate loans carry risks associated with the continued creditworthiness of the borrower and changes in the value of the collateral.

Impaired loans are individually evaluated and, if deemed appropriate, a specific allocation is made for these loans. In reviewing the six loans in the amount of $1.697 million classified as impaired loans at December 31, 2014, there was no valuation allowance on any of these loans after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the customer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Allowance for Loan Losses Rollforward by Portfolio Segment
For the year ended December 31, 2014

		Real Estate
	Commercial	Construction and	Real Estate	Consumer
	Loans	Land	Mortgages	Loans	Total
Allowance for Loan Losses:
Balance as of January 1, 2014	$340	$198	$2,788	$34	$3,360
Charge-offs	(286)	-	(262)	(3)	(551)
Recoveries	32	-	10	7	49
Provision for (recovery of) loan losses	588	(96)	(176)	(10)	306
Ending Balance	$674	$102	$2,360	$28	$3,164

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	674	102	2,360	28	3,164

Loans:
Individually evaluated for impairment	$-	$69	$1,628	$-	$1,697
Collectively evaluated for impairment	60,940	11,843	225,374	13,400	311,557
Ending Balance	$60,940	$11,912	$227,002	$13,400	$313,254

Allowance for Loan Losses Rollforward by Portfolio Segment
For the year ended December 31, 2013
		Real Estate
	Commercial	Construction and	Real Estate	Consumer
	Loans	Land	Mortgages	Loans	Total
Allowance for Loan Losses:
Balance as of January 1, 2013	$303	$168	$2,750	$46	$3,267
Charge-offs	(22)	-	(139)	-	(161)
Recoveries	22	-	48	24	94
Provision for (recovery of) loan losses	37	30	129	(36)	160
Ending Balance	$340	$198	$2,788	$34	$3,360

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	340	198	2,788	34	3,360

Loans:
Individually evaluated for impairment	$-	$77	$1,659	$-	$1,736
Collectively evaluated for impairment	48,060	18,384	218,250	13,604	298,298
Ending Balance	$48,060	$18,461	$219,909	$13,604	$300,034

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Note 5 – Other Real Estate Owned (OREO)

At December 31, 2014, OREO was carried at $1.177 million and was comprised of one residential property. At December 31, 2013, OREO was carried at $2.372 million.

Changes in the balance for OREO are as follows:

	December 31, 2014	December 31, 2013
Balance at beginning of year, gross	$3,133	$2,329
Transfer from loans	244	804
Previously recognized impairment losses on disposition	(101)	-
Net loss on sale of property	(27)	-
Sales proceeds	(1,135)	-
Balance at end of year, gross	$2,114	$3,133

Less: valuation allowance	(937)	(761)
Balance at end of year, net	$1,177	$2,372

Changes in the valuation allowance for OREO are as follows:

	December 31, 2014	December 31, 2013
Balance at beginning of year	$761	$583
Valuation allowance	277	178
Charge-offs	(101)	-
Balance at end of year	$937	$761

Expenses applicable to OREO, other than the valuation allowance and net losses on sale, were $59 thousand for the year ended December 31, 2014 and $107 thousand for the year ended December 31, 2013.

Note 6 – Premises and Equipment

Premises and equipment are summarized as follows:

	December 31, 2014	December 31, 2013
Leasehold improvements	$15,703	$15,439
Building and land	1,215	1,207
Construction and fixed assets in progress	110	3
Furniture and equipment	5,683	5,368
Computer software	1,875	1,848
	$24,586	$23,865
Less: accumulated depreciation
and amortization	15,121	14,041
	$9,465	$9,824

At December 31, 2014, the Company had leased certain of its banking and operations offices under operating lease agreements on terms ranging from 1 to 20 years with renewal options. Rent expense charged to operations under operating lease agreements totaled $940 thousand in 2014 and $1.010 million in 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

The following is a schedule of future minimum rental payments required under non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2014:

2015	$834
2016	772
2017	705
2018	619
2019	425
Thereafter	2,626
$5,981

Note 7 – Deposits

The aggregate amount of time deposits with a minimum balance of $250 thousand was $38.959 million at December 31, 2014 and $32.738 million at December 31, 2013.

Brokered deposits totaled $18.693 million and $25.045 million at December 31, 2014 and 2013, respectively. These brokered deposits represent reciprocal relationships established under the Certificate of Deposit Account Registry Service (CDARS™), whereby depositors can obtain FDIC insurance on deposits up to at least $50 million or more.

At December 31, 2014, the scheduled maturities of time deposits are as follows:

2015	$107,199
2016	5,341
2017	2,787
2018	927
2019	840
$117,094

Deposit account overdrafts reported as loans totaled $53 thousand and $51 thousand at December 31, 2014 and December 31, 2013, respectively.

Note 8 – Income Taxes

The Company files tax returns in the U.S. federal jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal tax examinations by tax authorities for years prior to 2011.

The Commonwealth of Virginia assesses a Bank Franchise Tax on banks instead of a state income tax. The Bank Franchise Tax expense is reported in noninterest expense and the tax’s calculation is unrelated to taxable income.

For the tax year 2013, the Company and the Bank filed separate federal income tax returns. The Company will file a consolidated federal income tax return beginning in 2014 and for the foreseeable future. The tax provision and liability shown below reflects the tax position of the Company on a consolidated basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Net deferred tax assets consist of the following components as of year-end:

	2014	2013
Deferred tax assets:
Allowance for loan losses	$970	$1,025
Non-accrual loan interest	5	7
Stock option/grant expense	316	337
Start-up expenses	60	1
Home equity closing costs	66	63
OREO valuation allowance	319	315
Deferred compensation expense	14	12
Securities available for sale unrealized losses	-	737
Depreciation	696	585
	$2,446	$3,082
Deferred tax liabilities:
Securities available for sale unrealized gains	$23	$-
Deferred loan costs	57	17
	80	17

Net deferred tax assets	$2,366	$3,065

The provision for income taxes charged to operations for years ended December 31, 2014 and 2013 consists of the following:

	2014	2013
Current tax expense	$517	$3,504
Deferred tax benefit	(61)	(292)
Provision for income taxes	$456	$3,212

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2014 and 2013 due to the following:

	2014	2013
Federal statutory rate	34%	34%
Computed statutory tax expense	$800	$3,501
Increase (decrease) in tax resulting from:
Tax-exempt interest income	(169)	(169)
Tax-exempt income from Bank
Owned Life Insurance (BOLI)	(149)	(151)
Stock option expense	14	14
Other	(40)	17
Provision for income taxes	$456	$3,212

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Note 9 – Commitments and Contingent Liabilities

In the normal course of business, there are various outstanding commitments and contingent liabilities, which are not reflected in the accompanying consolidated financial statements. The Company does not anticipate any material loss as a result of these transactions.

As a member of the Federal Reserve System, the Company is required to maintain certain average clearing balances. Those balances include amounts on deposit with the Federal Reserve. For the final weekly reporting period in the years ended December 31, 2014 and December 31, 2013, no daily average required balances were required for either year.

Note 10 – Financial Instruments with Off-Balance Sheet Risk and Credit Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit and standby letters of credit. In addition to the amounts shown below, the Company has extended commitment letters at December 31, 2014 in the amount of $23.280 million to various borrowers. At December 31, 2013, commitment letters totaled $12.364 million. Commitment letters are done in the normal course of business and typically expire after 120 days. All of these off-balance-sheet instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet, although material losses are not anticipated. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The totals for financial instruments whose contract amount represents credit risk are shown below:

	Notional Amount
	December 31, 2014	December 31, 2013
Unfunded lines-of-credit	$80,589	$79,519
ACH	16,316	14,287
Letters of credit	5,034	5,364
Total	$101,939	$99,170

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

The Company has approximately $100 thousand in deposits in other financial institutions in excess of amounts insured by the FDIC at December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Note 11 – Related Party Transactions

From time to time, the Company and its subsidiaries have business dealings with companies owned by directors and beneficial shareholders of the Company. Payments made to these companies that exceeded the disclosure threshold of $120 thousand in 2014 are reported below.

In 2014, rental expenditures of $453 thousand (including reimbursements for taxes, insurance, and other expenses) were paid to an entity owned by a director of the Company. Additionally, the Bank paid $318,000 for assistance with the Bank’s marketing and advertising programs to a marketing and advertising agency of which a Bank director is an owner. Some portion of the payments to this agency was used, in turn, to pay third parties for legitimate business expenses incurred on behalf of the Bank.

SRCM Holdings LLC (“SRCM Holdings”) and Swift Run Capital Management, LLC (“SRCM”) are part of a group (collectively, the “SRCM Group”) that have shared voting and shared dispositive power over 9% of the outstanding Company common stock as of March 6, 2014. As discussed in the section titled Organization and Principles of Consolidation in Note 1 – Summary of Significant Accounting Policies, the Sale Agreement entered into on June 27, 2013 provides for VNBTrust to receive ongoing royalty payments from SRCM Holdings and/or SRCM. A former officer of VNBTrust is the principal owner of SRCM Holdings. From March 6, 2014 through December 31, 2014, the Company and its affiliates received cash payments from SRCM Holdings and/or SRCM of $651 thousand, of which $593 thousand was recorded as royalty income.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2014 and 2013, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The Bank’s capital ratios remain above the levels designated by bank regulators as “well capitalized” at December 31, 2014. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following tables:

December 31, 2014					Minimum
					To Be Well Capitalized
			Minimum Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk Weighted Assets)
Consolidated	$63,752	17.87%	$28,538	8.00%	N/A	N/A
Bank	$52,505	15.63%	$28,490	8.00%	$35,612	10.00%

Tier 1 Capital
(To Risk Weighted Assets)
Consolidated	$60,588	16.98%	$14,269	4.00%	N/A	N/A
Bank	$55,669	14.74%	$14,245	4.00%	$21,367	6.00%

Tier 1 Capital
(To Average Assets)
Consolidated	$60,588	11.38%	$21,305	4.00%	N/A	N/A
Bank	$55,669	9.86%	$21,296	4.00%	$26,620	5.00%

December 31, 2013					Minimum
					To Be Well Capitalized
			Minimum Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk Weighted Assets)
Consolidated	$62,747	18.00%	$27,889	8.00%	N/A	N/A
Bank	$54,434	15.62%	$27,886	8.00%	$34,857	10.00%

Tier 1 Capital
(To Risk Weighted Assets)
Consolidated	$59,387	17.03%	$13,945	4.00%	N/A	N/A
Bank	$51,074	14.65%	$13,943	4.00%	$20,914	6.00%

Tier 1 Capital
(To Average Assets)
Consolidated	$59,387	11.86%	$20,026	4.00%	N/A	N/A
Bank	$51,074	10.20%	$20,026	4.00%	$25,033	5.00%

Note 13 – Dividend Restrictions

The primary source of funds for the dividends paid by the Company to shareholders is dividends received from the Bank. Federal regulations limit the amount of dividends which the Bank can pay to the Company without obtaining prior approval. The amount of cash dividends that the Bank may pay is limited to current year earnings plus retained net profits for the two preceding years. In addition, dividends paid by the Bank would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Notwithstanding the regulatory limitations on cash dividends, the Bank’s Board of Directors approved a cash dividend payment policy that, once combined with any previous cash dividends paid within the last 12 months, the total of which will not exceed 50% of the Bank’s after-tax earnings, excluding any extraordinary items, for the preceding 12 months. If the previous 3 quarterly dividends are not within the preceding 12 months, then only the amounts of dividends paid in the previous 12 months, plus the proposed dividend, in total will not exceed 60% of the Bank’s after-tax earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

At December 31, 2014, the maximum amount of retained earnings available to the Bank for cash dividends to the Company was $4.584 million.

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

Level 1 –	Valuation is based on quoted prices in active markets for identical assets and liabilities.

Level 2 –	Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3 –	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

The following tables present the balances measured at fair value on a recurring basis:

Fair Value Measurements at December 31, 2014 Using:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$31,528	$-	$31,528	$-
Corporate bonds	21,276	-	21,276	-
Asset-backed securities	2,105	-	2,105	-
Mortgage-backed securities/CMOs	63,220	-	63,220	-
Municipal bonds	23,687	-	23,687	-
Total securities available for sale	$141,816	$-	$141,816	$-

Fair Value Measurements at December 31, 2013 Using:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$44,005	$-	$44,005	$-
Corporate bonds	9,053	-	9,053	-
Asset-backed securities	2,100	-	2,100	-
Mortgage-backed securities/CMOs	55,597	-	55,597	-
Municipal bonds	22,272	-	22,272	-
Total securities available for sale	$133,027	$-	$133,027	$-

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

Impaired loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected when due. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3).

Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses in the Consolidated Statements of Income. The Company had $1.697 million and $1.736 million in impaired loans as of December 31, 2014 and December 31, 2013, respectively. None of these impaired loans required a valuation allowance after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the customer.

The following tables present the Company’s assets that were measured at fair value on a nonrecurring basis:

Fair Value Measurements at December 31, 2014 Using:
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Other Real Estate Owned	$1,177	$-	$-	$1,177

Fair Value Measurements at December 31, 2013 Using:
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Other Real Estate Owned	$2,372	$-	$-	$2,372

For the assets measured at fair value on a nonrecurring basis as of December 31, 2014, the following table displays quantitative information about Level 3 Fair Value Measurements:

				Weighted
Description	Fair Value	Valuation Technique	Unobservable Inputs	Average
Assets:
Other Real Estate Owned	$1,177	Market comparables	Discount applied to market comparables *	6.0%

* A discount percentage is applied based on age of independent appraisals, current market conditions, and cost to sell.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

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

Loans

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

		Fair Value Measurement at December 31, 2014 using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$54,107	$54,107	$-	$-	$54,107
Securities	141,816	-	141,816	-	141,816
Loans, net	310,090	-	-	310,806	310,806
Bank owned life insurance	13,034	-	13,034	-	13,034
Accrued interest receivable	1,296	-	566	730	1,296
Liabilities
Demand deposits and
interest-bearing transaction
and money market accounts	$339,625	$-	$339,625	$-	$339,625
Certificates of deposit	117,094	-	117,189	-	117,189
Securities sold under
agreements to repurchase	17,995	-	17,995	-	17,995
Accrued interest payable	117	-	117	-	117

		Fair Value Measurement at December 31, 2013 using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$40,072	$40,072	$-	$-	$40,072
Securities	133,027	-	133,027	-	133,027
Loans, net	296,674	-	-	297,765	297,765
Bank owned life insurance	12,595	-	12,595	-	12,595
Accrued interest receivable	1,247	-	566	681	1,247
Liabilities
Demand deposits and
interest-bearing transaction
and money market accounts	$306,298	$-	$306,298	$-	$306,298
Certificates of deposit	124,162	-	124,391	-	124,391
Securities sold under
agreements to repurchase	16,297	-	16,297	-	16,297
Accrued interest payable	125	-	125	-	125

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

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

Note 15 – Other Expenses

The Company had the following other expenses as of the dates indicated:

	December 31, 2014	December 31, 2013
ATM, debit and credit card	$349	$297
Bank franchise tax	328	253
Computer software	330	319
Data processing	1,025	949
FDIC deposit insurance assessment	268	248
Marketing, advertising and promotion	774	721
Net OREO write downs and expenses	345	285
Professional fees	696	744
Other	1,486	1,683
	$5,601	$5,499

Note 16 – Employee Benefit Plans

The Company has a 401(k) plan available to all employees who are at least 18 years of age. Employees are able to elect the amount to contribute, not to exceed a maximum amount as determined by Internal Revenue Service regulation. Effective January 1, 2013, the Bank matched 100% of the first 3% of employee contributions and 50% for the next 2% of employee contributions. Effective January 1, 2014, the company matched 100% of the first 6% of employee contributions.

“Vesting” refers to the rights of ownership to the assets in the 401(k) accounts. Effective January 1, 2013, matching contributions were fully vested immediately. Employee contributions to the plan have always been 100% vested.

The Company contributed $327 thousand to the plan in 2014 and $277 thousand in 2013.

Note 17 – Stock Incentive Plans

At the Annual Shareholders Meeting on May 21, 2014, shareholders approved the Virginia National Bankshares Corporation 2014 Stock Incentive Plan (“2014 Plan”). The 2014 Plan makes available up to 250,000 shares of the Company’s common stock to be issued to plan participants. Similar to the Virginia National Bank 1998 Stock Incentive Plan (“1998 Plan”), 2003 Stock Incentive Plan (“2003 Plan”), and 2005 Stock Incentive Plan (“2005 Plan”), the 2014 Plan provides for granting of both incentive and nonqualified stock options, as well as restricted stock and other stock based awards. The 2005 Plan expired on December 20, 2014. No new grants will be issued under the 1998 Plan, the 2003 Plan, or the 2005 Plan as all three plans have expired.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

A summary of the shares issued and available under each of the Company’s stock incentive plans (the “Plans”) is shown below as of December 31, 2014. Although the 2003 Plan and 2005 Plan have expired and no new grants will be issued under these plans, there were shares issued before the plans expired which are still outstanding as shown below.

	1998 Plan	2003 Plan	2005 Plan	2014 Plan
Aggregate shares issuable	430,100	128,369	230,000	250,000
Options issued, net of forfeited and
expired options	(381,089)	(110,278)	(149,751)	-
Cancelled due to Plan expiration	(49,011)	(18,091)	(80,249)	-
Remaining available for grant	-	-	-	250,000

Grants issued and outstanding:
Total vested and unvested shares	-	32,438	148,358	-
Fully vested shares	-	32,438	138,025	-

Exercise price range	N/A	$15.65 to	$11.74 to	N/A
		$18.26	$36.74

The Company accounts for all of its stock incentive plans under recognition and measurement accounting principles which require that the compensation cost relating to stock-based payment transactions be recognized in financial statements. Stock-based compensation arrangements include stock options and restricted stock. All stock-based payments to employees are required to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. For the years ended December 31, 2014 and December 31, 2013, the Company recognized $52 thousand and $106 thousand, respectively, in compensation expense for stock options and restricted stock grants. As of December 31, 2014, there was $65 thousand in unamortized compensation expense remaining to be recognized in future reporting periods through 2017.

Stock Options

Changes in the stock options outstanding related to the Plans are summarized as follows:

	December 31, 2014
		Weighted Average	Aggregate
	Number of Options	Exercise Price	Intrinsic Value
Outstanding at January 1, 2014	226,424	$26.35	$44
Granted	5,000	18.10
Exercised	(9,516)	19.90
Expired	(10,350)	22.27
Forfeited	(30,762)	31.30
Outstanding at December 31, 2014	180,796	$25.86	$271

Options exercisable at December 31, 2014	170,463	$26.41	$209

The total intrinsic value of options exercised during the year ended December 31, 2014 was $18 thousand.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

The fair value of any grant is estimated at the grant date using the Black-Scholes pricing model. During both the first quarter of 2014 and 2013, there were stock option grants of 5,000 shares each. No other stock option grant has been issued during the years ended December 31, 2014 and 2013. The fair value on the grant issued in 2014 was estimated based on the assumptions noted in the following table:

For the year ended
December 31, 2014
Expected volatility[1]	29.20%
Expected dividends[2]	1.10%
Expected term (in years)[3]	6.25
Risk-free rate[4]	2.15%

[1]	Based on the monthly historical volatility of the Company’s stock price over the expected life of the options.
[2]	Calculated as the ratio of historical dividends paid per share of common stock to the stock price on the date of grant.
[3]	Based on the average of the contractual life and vesting period for the respective option.
[4]	Based upon an interpolated US Treasury yield curve interest rate that corresponds to the contractual life of the option, in effect at the time of the grant.

Summary information pertaining to options outstanding at December 31, 2014 is as follows:

		Weighted-Average	Weighted		Weighted-
		Remaining	Average Exercise		Average Exercise
Exercise Price	Options Outstanding	Contractual Life	Price	Options Exercisable	Price
$11.74 to 20.00	49,238	5.5 Years	$17.25	38,905	$17.40
$20.01 to 30.00	63,018	3.2 Years	24.73	63,018	24.73
$30.01 to 36.74	68,540	1.4 Years	33.08	68,540	33.08
Total	180,796	3.2 Years	$25.86	170,463	$26.41

Restricted Stock

The 288 shares of restricted stock that were outstanding as of December 31, 2013 fully vested in November 2014. Changes in the restricted stock activity as of December 31, 2014 are summarized as follows:

	Number of	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2014	288	$12.18
Issued	-	-
Vested	(288)	12.18
Non-vested at December 31, 2014	-	$-

No restricted stock grants were awarded during 2014 or 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Note 18 – Earnings per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock has no effect on income available to common shareholders.

	December 31, 2014			December 31, 2013
		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic earnings per share	$1,898	2,695,426	$0.70	$6,896	2,690,237	$2.56
Effect of dilutive stock options		11,533	-		255	-
Diluted earnings per share	$1,898	2,706,959	$0.70	$6,896	2,690,492	$2.56

In 2014, stock options representing 130,677 average shares were not included in the calculation of earnings per share, as their effect would have been antidilutive. Stock options representing 225,062 average shares were similarly not included in 2013.

Note 19 – Other Comprehensive Income

A component of the Company’s comprehensive income, in addition to net income from operations, is the recognition of the unrealized gains and losses on AFS securities, net of income taxes. Reclassifications of unrealized gains and losses on AFS securities are reported in the income statement as “Gain on sale of securities” with the corresponding income tax effect reflected as a component of income tax expense. Amounts reclassified out of accumulated other comprehensive income (loss) are presented below:

	December 31,	December 31,
	2014	2013
Available-for-sale securities
Realized gains on sale of securities	$24	$50
Tax effect	(8)	(17)
Realized gains, net of tax	$16	$33

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

VNB Wealth services include investment management, trust and estate administration, custody services, and financial planning. Fees for these services are charged on a fixed basis and a performance basis. A management fee for administrative and technology support services provided by the Bank is charged to VNB Wealth. For the years ended December 31, 2014 and December 31, 2013, management fees of $250 thousand were charged to VNB Wealth and eliminated in consolidated totals. The VNB Wealth total assets as shown in the following tables represent the assets of VNB Wealth and should not be confused with client assets under management.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Segment information as of, and for the years ended, December 31, 2014 and 2013, is shown in the following tables:

2014	Bank	VNB Wealth	Consolidated
Net interest income	$14,422	$32	$14,454
Provision for loan losses	306	-	306
Non-interest income	2,614	2,983	5,597
Non-interest expense	14,576	2,815	17,391
Income before income taxes	2,154	200	2,354
Provision for income taxes	383	73	456
Net income	$1,771	$127	$1,898

Total assets	$526,458	$10,595	$537,053

2013	Bank	VNB Wealth	Consolidated
Net interest income	$14,421	$28	$14,449
Provision for loan losses	160	-	160
Non-interest income	2,571	15,283	17,854
Non-interest expense	14,072	7,963	22,035
Income before income taxes	2,760	7,348	10,108
Provision for income taxes	711	2,501	3,212
Net income	$2,049	$4,847	$6,896

Total assets	$490,564	$22,430	$512,994

Note 21 – Condensed Parent Company Financial Statements

Condensed financial statements pertaining only to the Parent Company are presented below. The investment in subsidiary is accounted for using the equity method of accounting.

The Bank paid the Parent Company a cash dividend of $8.5 million on December 18, 2013, after the Reorganization became effective, in order to capitalize the bank holding company. A quarterly cash dividend payment of $135 thousand was authorized by the Bank’s Board of Directors and paid to the Parent Company on December 17, 2013. Each quarter in 2014 a cash dividend was paid by the Bank to the Parent Company for a total of $788 thousand.

The payment of dividends by the subsidiary is restricted by various regulatory limitations. Banking regulations also prohibit extensions of credit to the parent company unless appropriately secured by assets. For more detail on dividends, see Note 13 – Dividend Restrictions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Condensed Parent Company Only

BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Cash and due from banks	$7,713	$8,436
Investment securities	64	-
Investments in subsidiary	52,549	49,717
Other assets	541	45
Total assets	$60,867	$58,198

LIABILITIES & SHAREHOLDERS' EQUITY
Other liabilities	$235	$167
Stockholders' equity	60,632	58,031
Total liabilities and stockholders' equity	$60,867	$58,198

STATEMENTS OF INCOME

	For the years ended
	December 31, 2014	December 31, 2013
Dividends from subsidiary	$788	$8,635
Noninterest expense	449	187
Income before income taxes	$339	$8,448
Income tax (benefit)	(202)	-
Income before equity in undistributed
earnings of subsidiary	$541	$8,448
Equity (deficit) in undistributed earnings
of subsidiary	1,357	(1,552)
Net income	$1,898	$6,896

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Condensed Parent Company Only

STATEMENTS OF CASH FLOWS

	For the years ended
	December 31, 2014	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,898	$6,896
Adjustments to reconcile net income to
net cash provided by operating activities:
Equity (deficit) in undistributed earnings
of subsidiary	(1,357)	1,552
Deferred tax benefit	(375)	-
Stock option & stock grant expense	52	-
Increase in other assets	(122)	(45)
Increase in other liabilities	69	167
Net cash provided from operating activities	165	8,570
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of restricted securities	(64)	-
Net cash used in investing activities	(64)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	180	-
Stock purchased under stock repurchase plan	(262)	-
Dividends paid	(742)	(134)
Net cash used in financing activities	(824)	(134)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(723)	8,436

CASH AND CASH EQUIVALENTS
Beginning of period	8,436	-
End of period	$7,713	$8,436

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. This assessment was based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) on May 14, 2013. The revised version of the Framework superseded the original Framework and became effective at the end of 2014. The Company does not anticipate any change in internal control effectiveness during the complete transition to the new framework during 2015.

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

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Information is incorporated by reference to the information that appears under the headings “Proposal 1 – Election of Directors”, “Executive Compensation – Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Code of Ethics”, “Information about the Board of Directors and Board Committees” and “Audit and Compliance Committee Report” contained in the Company’s 2015 Definitive Proxy Statement (“Definitive Proxy Statement”) to be filed by April 30, 2015.

Item 11. EXECUTIVE COMPENSATION.

This information is incorporated by reference from the “Executive Compensation” section of the Company’s Definitive Proxy Statement to be filed by April 30, 2015.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Other than as set forth below, this information is incorporated by reference from Note 17, “Stock Incentive Plans,” in the notes to consolidated financial statements contained in Item 8 – Consolidated Financial Statements and Supplementary Data of this Form 10-K and from the “Beneficial Ownership of Company Common Stock” section of the Company’s Definitive Proxy Statement to be filed by April 30, 2015.

The following table summarizes information, as of December 31, 2014, relating to the Company’s Stock Incentive Plans:

Number of securities
remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under equity
	issued upon exercise of	price of outstanding	compensation plans
	outstanding options,	options, warrants and	(excluding securities
	warrants and rights	rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by security holders	180,796	$25.86	250,000
Equity compensation plans not
approved by security holders	--	--	--
Total	180,796	$25.86	250,000

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

This information is incorporated by reference from the “Information about the Board of Directors and Board Committees” and “Transactions with Related Persons” sections of the Company’s Definitive Proxy Statement to be filed by April 30, 2015. For further information, see Note 11 of the notes to consolidated financial statements contained in Item 8 – Consolidated Financial Statements and Supplementary Data in this Form 10-K.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

This information is incorporated by reference from the “Independent Auditors” section of the Company’s Definitive Proxy Statement to be filed by April 30, 2015.

Part IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are files as part of this report:

(a)(1) Financial Statements

The following consolidated financial statements and reports of independent registered public accountants of the Company are in Part II, Item 8 – Consolidated Financial Statements and Supplementary Data:

(i)	Consolidated Balance Sheets – December 31, 2014 and December 31, 2013
(ii)	Consolidated Statements of Income – Years ended December 31, 2014 and December 31, 2013
(iii)	Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2014 and December 31, 2013
(iv)	Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2014 and December 31, 2013
(v)	Consolidated Statements of Cash Flows – Years ended December 31, 2014 and December 31, 2013
(vi)	Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated statements or notes thereto.

(a)(3) Exhibit Index:

Exhibit
Number	Description of Exhibit
2.0	Reorganization Agreement and Plan of Share Exchange, dated as of March 6, 2013, between Virginia National Bank and Virginia National Bankshares Corporation [a]
3.1	Articles of Incorporation of Virginia National Bankshares Corporation, as amended and restated [b]
3.2	Bylaws of Virginia National Bankshares Corporation [c]
10.1	Virginia National Bank 1998 Stock Incentive Plan [d]
10.2	Virginia National Bank 2003 Stock Incentive Plan [e]
10.3	Virginia National Bank Amended and Restated 2005 Stock Incentive Plan [f]
10.4	Virginia National Bankshares Corporation 2014 Stock Incentive Plan [g]
21.0	Subsidiaries of the Registrant [h]
31.1	302 Certification of Principal Executive Officer
31.2	302 Certification of Principal Financial Officer
32.1	906 Certification
101.0

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Income for the years ended December 31, 2014 and December 31, 2013, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014 and December 31, 2013, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for years ended December 31, 2014 and December 31, 2013, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014 and December 31, 2013, and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

a, b, c Incorporated herein by reference to Virginia National Bankshares Corporation’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 18, 2013.
d Incorporated herein by reference to Virginia National Bank’s Definitive Proxy Statement, filed with the Office of the Comptroller of the Currency on or around April 16, 1999.
e Incorporated herein by reference to Virginia National Bank’s Definitive Proxy Statement, filed with the Office of the Comptroller of the Currency on April 24, 2003.
f Incorporated herein by reference to Virginia National Bank’s Definitive Proxy Statement, filed with the Office of the Comptroller of the Currency on March 30, 2006.
g Incorporated herein by reference to Virginia National Bankshares Corporation’s Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 10, 2014.
h Refer to Item 1, Business, beginning on page 3 of this Form 10-K Report for a discussion of Virginia National Bankshares Corporation’s direct and indirect subsidiaries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

VIRGINIA NATIONAL BANKSHARES CORPORATION

	By	/s/ Ronald E. Baron
Ronald E. Baron
Executive Vice President and
Chief Financial Officer
Date: March 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 30, 2015.

Signatures	Title
/s/ Ronald E. Baron	Executive Vice President & Chief Financial Officer
Ronald E. Baron	(principal financial and accounting officer)

Director
Steven W. Blaine

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