Form 10-Q
period 2015-03-31
Virginia National Bankshares Corp
filed 2015-05-15
CIK 1572334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

____________

FORM 10-Q
___________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       ☐ Yes      ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 11, 2015:

Class of Stock	Shares Outstanding
Common Stock, Par Value $2.50	2,688,781

VIRGINIA NATIONAL BANKSHARES CORPORATION

FORM 10-Q

TABLE OF CONTENTS

Part I. Financial Information
Item	1		Financial Statements
	Consolidated Balance Sheets (unaudited)			Page 3
	Consolidated Statements of Income (unaudited)			Page 4
	Consolidated Statements of Comprehensive Income (unaudited)			Page 5
	Consolidated Statements of Changes in Shareholders’ Equity (unaudited)			Page 6
	Consolidated Statements of Cash Flows (unaudited)			Page 7
	Notes to Consolidated Financial Statements (unaudited)			Page 8

Item	2		Management’s Discussion and Analysis of Financial Condition
			and Results of Operations	Page 27
	Application of Critical Accounting Policies and Estimates			Page 28
	Financial Condition			Page 28
	Results of Operations			Page 33

Item	3		Quantitative and Qualitative Disclosures About Market Risk	Page 36

Item	4		Controls and Procedures	Page 36

Part II. Other Information
Item	1		Legal Proceedings	Page 36
Item	1	A	Risk Factors	Page 36
Item	2		Unregistered Sales of Equity Securities and Use of Proceeds	Page 36
Item	3		Defaults Upon Senior Securities	Page 37
Item	4		Mine Safety Disclosures	Page 37
Item	5		Other Information	Page 37
Item	6		Exhibits	Page 38

Signatures				Page 39

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	March 31, 2015	*December 31, 2014
ASSETS	(unaudited)
Cash and due from banks	$13,388	$12,834
Federal funds sold	8,796	41,273
Securities:
Available for sale, at fair value	154,674	141,816
Restricted securities, at cost	1,586	1,565
Total securities	156,260	143,381
Loans	340,645	313,254
Allowance for loan losses	(3,404)	(3,164)
Loans, net	337,241	310,090
Premises and equipment, net	9,335	9,465
Other real estate owned, net of valuation allowance	1,177	1,177
Bank owned life insurance	13,141	13,034
Accrued interest receivable and other assets	4,581	5,799
Total assets	$543,919	$537,053

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest-bearing	$163,556	$152,107
Interest-bearing	83,253	93,208
Money market deposit accounts	101,148	94,310
Certificates of deposit and other time deposits	113,687	117,094
Total deposits	461,644	456,719
Securities sold under agreements to repurchase	19,514	17,995
Accrued interest payable and other liabilities	1,178	1,707
Total liabilities	482,336	476,421
Shareholders' equity:
Preferred stock, $2.50 par value, 2,000,000
shares authorized, no shares outstanding	-	-
Common stock, $2.50 par value, 10,000,000 shares
authorized; 2,688,781 and 2,688,336 shares
issued and outstanding on March 31, 2015 and
December 31, 2014	6,722	6,721
Capital surplus	27,902	27,889
Retained earnings	26,192	25,978
Accumulated other comprehensive income	767	44
Total shareholders' equity	61,583	60,632
Total liabilities and shareholders' equity	$543,919	$537,053

* Derived from audited Consolidated Financial Statements

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	For the three months ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)
Interest and dividend income:
Loans, including fees	$3,262	$3,189
Federal funds sold	23	19
Investment securities:
Taxable	582	524
Tax exempt	116	119
Dividends	21	21
Other	7	3
Total interest and dividend income	4,011	3,875
Interest expense:
Demand and savings deposits	57	50
Certificates and other time deposits	167	167
Federal funds purchased and
securities sold under agreements to repurchase	12	9
Total interest expense	236	226
Net interest income	3,775	3,649
Provision for loan losses	317	-
Net interest income after provision for
loan losses	3,458	3,649
Non-interest income:
Trust income	449	492
Customer service fees	234	215
Debit/credit card and ATM fees	180	173
Earnings/increase in value of bank owned life insurance	108	107
Royalty income	45	-
Gains on sales of securities	22	13
Other	146	77
Total non-interest income	1,184	1,077
Non-interest expense:
Salaries and employee benefits	2,316	2,236
Net occupancy	496	492
Equipment	130	146
Other	1,176	1,291
Total non-interest expense	4,118	4,165
Income before income taxes	524	561
Provision for income taxes	109	55
Net income	$415	$506
Earnings per common share, basic	$0.15	$0.19
Earnings per common share, diluted	$0.15	$0.19

See Notes to Consolidated Financial Statements.

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	For the three months ended
	March 31, 2015	March 31, 2014
Net income	$415	$506
Other comprehensive income
Unrealized gain on securities,
net of tax of $380 and $295 for
the three months ended
March 31, 2015 and 2014	738	574
Reclassification adjustment
net of tax of ($7) and ($4) for the
three months ended
March 31, 2015 and 2014	(15)	(9)
Total other comprehensive income	723	565
Total comprehensive income	$1,138	$1,071

See Notes to Consolidated Financial Statements.

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(dollars in thousands, except per share data)
(unaudited)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2013	$6,725	$27,915	$24,747	$(1,431)	$57,956
Stock option/grant expense	-	19	-	-	19
Cash dividend ($0.05 per share)	-	-	(134)	-	(134)
Net income	-	-	506	-	506
Other comprehensive income	-	-	-	565	565
Balance, March 31, 2014	$6,725	$27,934	$25,119	$(866)	$58,912

Balance, December 31, 2014	$6,721	$27,889	$25,978	$44	$60,632

Stock options exercised	3	20	-	-	23
Stock purchased under stock
repurchase plan	(2)	(16)	-	-	(18)
Stock option expense	-	9	-	-	9
Cash dividend ($0.075 per share)	-	-	(201)	-	(201)
Net income	-	-	415	-	415
Other comprehensive income	-	-	-	723	723
Balance, March 31, 2015	$6,722	$27,902	$26,192	$767	$61,583

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

For the three months ended
March 31, 2015		March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$415	$506
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	317	-
Net amortization and accretion of securities	196	164
Gains on sales of securities	(22)	(13)
Earnings/increase in value of bank owned life insurance	(108)	(107)
Depreciation and amortization	296	288
Stock option/stock grant expense	9	19
Writedown of other real estate owned	-	18
Losses on sale of other real estate owned	-	18
Decrease in accrued interest receivable and other assets	845	11,308
Decrease in accrued interest payable and other liabilities	(529)	(6,786)
Net cash provided by operating activities	1,419	5,415

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(26,770)	(12,027)
Net (increase) decrease in restricted investments	(21)	144
Proceeds from maturities, calls and principal payments of
available for sale securities	11,533	7,067
Proceeds from sale of available for sale securities	3,302	1,515
Net (increase) decrease in loans	(27,468)	7,881
Proceeds from sale of other real estate owned	-	177
Purchase of bank premises and equipment	(166)	(75)
Net cash (used in) provided by investing activities	(39,590)	4,682

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts,
and money market accounts	8,332	28,667
Net (decrease) increase in certificates of deposit and other time deposits	(3,407)	994
Net increase (decrease) in securities sold under agreements to repurchase	1,519	(2,849)
Common stock repurchased	(18)	-
Proceeds from stock options exercised	23	-
Cash dividends	(201)	(134)
Net cash provided by financing activities	6,248	26,678
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(31,923)	$36,775

CASH AND CASH EQUIVALENTS:
Beginning of period	$54,107	$40,072
End of period	$22,184	$76,847

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$243	$243
Taxes	$309	$2,073

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain on available for sale securities	$1,096	$856
Transfer of loans to other real estate owned	$-	$108

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2015

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

The preparation of financial statements in conformity with GAAP and the reporting guidelines prescribed by regulatory authorities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, deferred tax assets and other real estate owned. Operating results for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2014. If needed, certain previously reported amounts have been reclassified to conform to current period presentation. No such reclassifications were significant.

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for the first interim or annual period beginning after December 15, 2014; however, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Existing guidance in “Compensation – Stock Compensation (Topic 718)” should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis. The Company is currently assessing the impact that ASU 2014-12 will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” The amendments in this ASU apply to creditors that hold government-guaranteed mortgage loans and are intended to eliminate the diversity in practice related to the classification of these guaranteed loans upon foreclosure. The new guidance stipulates that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan prior to foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the other receivable should be measured on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Entities may adopt the amendments on a prospective basis or modified retrospective basis as of the beginning of the annual period of adoption; however, the entity must apply the same method of transition as elected under ASU 2014-04. Early adoption is permitted provided the entity has already adopted ASU 2014-04. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

Note 2. Securities

The amortized cost and fair values of securities available for sale as of March 31, 2015 and December 31, 2014 were as follows (dollars in thousands):

March 31, 2015	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agencies	$41,696	$385	$(19)	$42,062
Corporate bonds	20,341	224	-	20,565
Asset-backed securities	2,129	-	(14)	2,115
Mortgage-backed securities/CMOs	66,588	543	(170)	66,961
Municipal bonds	22,757	269	(55)	22,971
	$153,511	$1,421	$(258)	$154,674

December 31, 2014	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agencies	$31,189	$395	$(56)	$31,528
Corporate bonds	21,373	21	(118)	21,276
Asset-backed securities	2,133	-	(28)	2,105
Mortgage-backed securities/CMOs	63,327	297	(404)	63,220
Municipal bonds	23,727	157	(197)	23,687
	$141,749	$870	$(803)	$141,816

The Company’s portfolio of securities available for sale is comprised of fixed rate and adjustable rate bonds, whose prices move inversely with interest rates. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Unrealized losses within the Company’s portfolio typically occur as market interest rates rise. Such unrealized losses are considered temporary in nature. An “other-than-temporary impairment” (“OTTI”) is considered to exist if any of the following conditions are met: it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or the Company does not expect to recover the security’s entire amortized cost basis (even if the Company does not intend to sell). In the event that a security would suffer impairment for a reason that was “other than temporary,” the Company would be expected to write down the security’s value to its new fair value, and the amount of the write down would be included in earnings as a realized loss. As of March 31, 2015, management has concluded that none of its investment securities have an OTTI based upon the information available, at this time. Additionally, management has the ability to hold any security with an unrealized loss until maturity or until such time as the value of the security has recovered from its unrealized loss position.

For the three months ended March 31, 2015, proceeds from the sales and calls of securities amounted to $7.702 million and gross net realized gains on these securities were $22 thousand. For the three months ended March 31, 2014, proceeds from the sales of securities amounted to $1.515 million and gross net realized gains on these securities were $13 thousand.

The following table summarizes all securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, at March 31, 2015 and December 31, 2014 (dollars in thousands):

March 31, 2015
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$4,995	$(4)	$986	$(15)	$5,981	$(19)
Corporate bonds	-	-	-	-	-	-
Asset-backed securities	98	-	2,017	(14)	2,115	(14)
Mortgage-backed/CMOs	7,433	(6)	14,176	(164)	21,609	(170)
Municipal bonds	2,342	(23)	1,949	(32)	4,291	(55)
	$14,868	$(33)	$19,128	$(225)	$33,996	$(258)

December 31, 2014
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$6,375	$(21)	$966	$(35)	$7,341	$(56)
Corporate bonds	13,213	(102)	3,032	(16)	16,245	(118)
Asset-backed securities	98	-	2,007	(28)	2,105	(28)
Mortgage-backed/CMOs	6,276	(35)	25,081	(369)	31,357	(404)
Municipal bonds	1,769	(19)	10,330	(178)	12,099	(197)
	$27,731	$(177)	$41,416	$(626)	$69,147	$(803)

Securities having carrying values of $31.058 million at March 31, 2015 were pledged as collateral to secure public deposits and securities sold under agreement to repurchase. At December 31, 2014, securities having carrying values of $23.799 million were similarly pledged.

Restricted securities are securities with limited marketability and consist of stock in the Federal Reserve Bank of Richmond (“FRB”), the Federal Home Loan Bank of Atlanta (“FHLB”), and CBB Financial Corporation (“CBBFC”), the holding company for Community Bankers Bank, totaling $1.586 million as of March 31, 2015 and 1.565 million as of December 31, 2014. These restricted securities are carried at cost.

Note 3. Loans

The composition of the loan portfolio by loan classification at March 31, 2015 and December 31, 2014 appears below (dollars in thousands).

	March 31	December 31
	2015	2014
Commercial
Commercial and industrial - organic	$47,684	$46,125
Commercial and industrial - syndicated	26,655	14,815
Total commercial and industrial	74,339	60,940
Real estate construction and land
Residential construction	324	337
Other construction and land	12,317	11,575
Total construction and land	12,641	11,912
Real estate mortgages
1-4 family residential	61,720	60,162
Home equity lines of credit	23,983	25,498
Multifamily	23,154	26,462
Commercial owner occupied	54,769	60,868
Commercial non-owner occupied	76,655	54,012
Total real estate mortgage	240,281	227,002
Consumer
Consumer revolving credit	3,845	3,428
Consumer all other credit	9,539	9,972
Total consumer	13,384	13,400
Total loans	340,645	313,254
Less: Allowance for loan losses	(3,404)	(3,164)
Net loans	$337,241	$310,090

Accounting guidance requires certain disclosures about investments in impaired loans, the allowance for loan losses and interest income recognized on impaired loans. A loan is considered impaired when it is probable that the Company will be unable to collect all principal and interest amounts when due according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, expected future cash flows, financial condition of the borrower, and current economic conditions.

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

Following is a breakdown by class of the loans classified as impaired loans as of March 31, 2015 and December 31, 2014 (dollars in thousands). These loans are reported at their recorded investment, which is the carrying amount of the loan as reflected on the Company’s balance sheet, net of charge-offs and other amounts applied to reduce the net book balance. Average recorded investment in impaired loans is computed using an average of month-end balances for these loans for either the three months ended March 31, 2015 or the twelve months ended December 31, 2014. Interest income recognized is for the three months ended March 31, 2015 or the twelve months ended December 31, 2014.

March 31, 2015		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Other construction and land	$66	$107	$-	$67	$-
1-4 family residential mortgages	1,043	1,063	-	811	6
Commercial owner occupied real estate	1,093	1,093	-	1,097	12
Impaired loans with a valuation allowance	-	-	-	-	-
Total impaired loans	$2,202	$2,263	$-	$1,975	$18

December 31, 2014		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Other construction and land	$69	$109	$-	$79	$1
1-4 family residential mortgages	525	545	-	437	16
Home equity lines of credits	-	-	-	50	3
Commercial owner occupied real estate	1,103	1,103	-	1,124	60
Commercial non-owner occupied real estate	-	-	-	46	-
Impaired loans with a valuation allowance	-	-	-	-	-
Total impaired loans	$1,697	$1,757	$-	$1,736	$80

Non-accrual loans are shown below by class (dollars in thousands):

	March 31, 2015	December 31, 2014
Other construction and land	$66	$69
1-4 family residential mortgages	145	149
Commercial non-owner occupied real estate	-	-
Total nonaccrual loans	$211	$218

The following provides a summary, by class, of TDRs that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and TDRs that have been placed in non-accrual status, which are considered to be nonperforming (dollars in thousands).

Troubled debt restructuring (TDRs)	March 31, 2015		December 31, 2014
	No. of	Recorded	No. of	Recorded
	Loans	Investment	Loans	Investment
Performing TDRs
1-4 family residential mortgages	4	$898	2	$376
Commercial owner occupied real estate	1	1,093	1	1,103
Total performing TDRs	5	$1,991	3	$1,479

Nonperforming TDRs
Other construction and land	1	$38	1	$39
Total TDRs	6	$2,029	4	$1,518

A summary of loans that were modified under the terms of a TDR during the three months ended March 31, 2015 and 2014 is shown below by class (dollars in thousands). The Post-Modification Recorded Balance reflects the period end balances, inclusive of all partial principal pay downs and principal charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

Loans modified at below market rates	During three months ended			During three months ended
and interest only term	March 31, 2015			March 31, 2014
		Pre-	Post-		Pre-	Post-
	Number	Modification	Modification		Modification	Modification
	of	Recorded	Recorded	Number	Recorded	Recorded
	Loans	Balance	Balance	of Loans	Balance	Balance
1-4 family residential mortgage	2	$524	$524	-	$-	$-
Total loans modified during the period	2	$524	$524	-	$-	$-

There were no loans modified as TDRs that subsequently defaulted during the three months ended March 31, 2015 and 2014 that were modified as TDRs during the twelve months prior to default.

There were no loans secured by 1-4 family residential property that were in the process of foreclosure at either March 31, 2015 or December 31, 2014. The one property that had previously been transferred to Other Real Estate Owned consisted of a 1-4 family residential property and was reported net of valuation allowance as $1.177 million at both March 31, 2015 and December 31, 2014.

Note 4. Allowance for Loan Losses

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s quarterly evaluation of the collectability of the loan portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. To determine the total allowance for loan losses, the Company estimates the reserves needed for each segment of the portfolio, including loans analyzed individually and loans analyzed on a pooled basis. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows.

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

Real estate construction and land loan segment:
Residential construction
Other construction and land

Real estate mortgage loan segment:
1-4 family residential
Home equity lines of credit
Multifamily
Commercial owner occupied
Commercial non-owner occupied

Consumer loan segment:
Consumer revolving credit
Consumer all other credit

Based on the internal risk ratings assigned to each credit, a historical loss factor is assigned to the balances for each class of loans, using a cumulative historical loss rate for the most recent twelve quarters. The Company’s internal creditworthiness grading system is based on experiences with similarly graded loans. Higher risk-rated credits are reviewed quarterly by experienced senior lenders based on each borrower’s situation. Additionally, internal monitoring and review of credits is conducted on an annual basis and a percentage of the loan portfolio is reviewed by an external loan review group.

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

The following represents the loan portfolio designated by the internal risk ratings assigned to each credit as of March 31, 2015 and December 31, 2014 (dollars in thousands).

				Special	Sub-
March 31, 2015	Excellent	Good	Pass	Mention	standard	Doubtful	TOTAL
Commercial
Commercial and industrial - organic	$542	$27,783	$18,770	$23	$566	$-	$47,684
Commercial and industrial - syndicated	-	-	23,670	-	2,985	-	26,655
Real estate construction
Residential construction	-	-	324	-	-	-	324
Other construction and land	-	-	11,656	500	161	-	12,317
Real estate mortgages
1-4 family residential	-	1,903	58,046	1,018	753	-	61,720
Home equity lines of credit	-	-	23,901	-	82	-	23,983
Multifamily	-	-	23,154	-	-	-	23,154
Commercial owner occupied	-	-	52,542	1,093	1,134	-	54,769
Commercial non-owner occupied	-	-	76,655	-	-	-	76,655
Consumer
Consumer revolving credit	33	3,499	306	-	7	-	3,845
Consumer all other credit	206	7,603	1,684	-	46	-	9,539
Total Loans	$781	$40,788	$290,708	$2,634	$5,734	$-	$340,645

				Special	Sub-
December 31, 2014	Excellent	Good	Pass	Mention	standard	Doubtful	TOTAL
Commercial
Commercial and industrial - organic	$3,579	$23,261	$18,487	$64	$734	$-	$46,125
Commercial and industrial - syndicated	-	-	14,815	-	-	-	14,815
Real estate construction
Residential construction	-	-	337	-	-	-	337
Other construction and land	-	-	10,903	507	165	-	11,575
Real estate mortgages
1-4 family residential	-	1,910	56,968	455	829	-	60,162
Home equity lines of credit	-	-	25,411	-	87	-	25,498
Multifamily	-	-	26,462	-	-	-	26,462
Commercial owner occupied	-	-	58,890	-	1,978	-	60,868
Commercial non-owner occupied	-	-	54,012	-	-	-	54,012
Consumer
Consumer revolving credit	34	3,054	332	-	8	-	3,428
Consumer all other credit	200	7,856	1,867	-	49	-	9,972
Total Loans	$3,813	$36,081	$268,484	$1,026	$3,850	$-	$313,254

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

Impaired loans are individually evaluated and, if deemed appropriate, a specific allocation is made for these loans. In reviewing the eight loans in the amount of $2.202 million classified as impaired loans at March 31, 2015, there was no specific valuation allowance on any of these loans after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the borrower.

A summary of the transactions in the Allowance for Loan Losses by loan portfolio segment for the three months ended March 31, 2015 and the year ended December 31, 2014 appears below (dollars in thousands):

Allowance for Loan Losses Rollforward by Portfolio Segment
For the period ended March 31, 2015

		Real Estate
	Commercial	Construction and	Real Estate	Consumer
	Loans	Land	Mortgages	Loans	Total
Allowance for Loan Losses:
Balance as of December 31, 2014	$674	$102	$2,360	$28	$3,164
Charge-offs	(86)	-	-	-	(86)
Recoveries	6	-	3	-	9

Provision for (recovery of) loan losses	257	8	54	(2)	317
Ending Balance	$851	$110	$2,417	$26	$3,404

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	851	110	2,417	26	3,404

Loans:
Individually evaluated for impairment	$-	$66	$2,136	$-	$2,202
Collectively evaluated for impairment	74,339	12,575	238,145	13,384	338,443
Ending Balance	$74,339	$12,641	$240,281	$13,384	$340,645

For the year ended December 31, 2014

		Real Estate
	Commercial	Construction and	Real Estate	Consumer
	Loans	Land	Mortgages	Loans	Total
Allowance for Loan Losses:
Balance as of December 31, 2013	$340	$198	$2,788	$34	$3,360
Charge-offs	(286)	-	(262)	(3)	(551)
Recoveries	32	-	10	7	49

Provision for (recovery of) loan losses	588	(96)	(176)	(10)	306
Ending Balance	$674	$102	$2,360	$28	$3,164

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	674	102	2,360	28	3,164

Loans:
Individually evaluated for impairment	$-	$69	$1,628	$-	$1,697
Collectively evaluated for impairment	60,940	11,843	225,374	13,400	311,557
Ending Balance	$60,940	$11,912	$227,002	$13,400	$313,254

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

The following tables show the aging of past due loans as of March 31, 2015 and December 31, 2014 (dollars in thousands). Also included are loans that are 90 or more days past due but still accruing, because they are well secured and in the process of collection.

Past Due Aging as of							90 Days
March 31, 2015	30-59	60-89	90 Days or				Past Due
	Days Past	Days Past	More Past	Total Past		Total	and Still
	Due	Due	Due	Due	Current	Loans	Accruing
Commercial loans
Commercial and industrial - organic	$-	$-	$-	$-	$47,684	$47,684	$-
Commercial and industrial - syndicated	-	-	-	-	26,655	26,655	-
Real estate construction and land
Residential construction	-	-	-	-	324	324	-
Other construction and land	-	-	-	-	12,317	12,317	-
Real estate mortgages
1-4 family residential	168	23	-	191	61,529	61,720	-
Home equity lines of credit	-	-	-	-	23,983	23,983	-
Multifamily	-	-	-	-	23,154	23,154	-
Commercial owner occupied	-	-	-	-	54,769	54,769	-
Commercial non-owner occupied	-	-	-	-	76,655	76,655	-
Consumer loans
Consumer revolving credit	3	-	-	3	3,842	3,845	-
Consumer all other credit	-	4	-	4	9,535	9,539	-
Total Loans	$171	$27	$-	$198	$340,447	$340,645	$-

Past Due Aging as of							90 Days
December 31, 2014	30-59	60-89	90 Days or				Past Due
	Days Past	Days Past	More Past	Total Past		Total	and Still
	Due	Due	Due	Due	Current	Loans	Accruing
Commercial loans
Commercial and industrial - organic	$6	$-	$-	$6	$46,119	$46,125	$-
Commercial and industrial - syndicated	-	-	-	-	14,815	14,815	-
Real estate construction and land
Residential construction	-	-	-	-	337	337	-
Other construction and land	-	-	-	-	11,575	11,575	-
Real estate mortgages
1-4 family residential	-	24	-	24	60,138	60,162	-
Home equity lines of credit	-	-	-	-	25,498	25,498	-
Multifamily	-	-	-	-	26,462	26,462	-
Commercial owner occupied	-	-	-	-	60,868	60,868	-
Commercial non-owner occupied	-	-	-	-	54,012	54,012	-
Consumer loans
Consumer revolving credit	1	-	-	1	3,427	3,428	-
Consumer all other credit	12	30	-	42	9,930	9,972	-
Total Loans	$19	$54	$-	$73	$313,181	$313,254	$-

Note 5. Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the three months ended March 31, 2015 and 2014. Potential dilutive common stock has no effect on income available to common shareholders.

Three Months Ended	March 31, 2015			March 31, 2014
(dollars in thousands, except		Weighted	Per		Weighted	Per
share and per share data)		Average	Share		Average	Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic earnings per share	$415	2,688,400	$0.15	$506	2,690,320	$0.19
Effect of dilutive stock options	-	9,664	-	-	6,677	-
Diluted earnings per share	$415	2,698,064	$0.15	$506	2,696,997	$0.19

For the period ended March 31, 2015, 140,308 option shares were considered anti-dilutive, and were excluded from this calculation. For the period ended March 31, 2014, 159,383 option shares were considered anti-dilutive.

On September 22, 2014, the Company announced the approval by its Board of Directors of a stock repurchase program authorizing repurchase of up to 400,000 shares of the Company's common shares through September 18, 2015. During the first quarter of 2015, the Company purchased 805 shares of its common stock at a weighted average price of $22.50 per share. A total of 12,305 shares at a weighted average price of $22.73 per share have been repurchased since the beginning of the program.

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

A summary of the shares issued and available under each of the Company’s stock incentive plans (the “Plans”) is shown below as of March 31, 2015:

	1998 Plan	2003 Plan	2005 Plan	2014 Plan
Aggregate shares issuable	430,100	128,369	230,000	250,000
Options issued, net of forfeited
and expired options	(379,939)	(110,278)	(149,751)	-
Cancelled due to Plan expiration	(50,161)	(18,091)	(80,249)	-
Remaining available for grant	-	-	-	250,000

Grants issued and outstanding:
Total vested and unvested shares	-	32,438	147,108	-
Fully vested shares	-	32,438	140,858	-
Exercise price range	N/A	$15.65 to	$11.74 to	N/A
		$18.26	$36.74

The Company accounts for all of its stock incentive plans under recognition and measurement accounting principles which require that the compensation cost relating to stock-based payment transactions be recognized in the financial statements. Stock-based compensation arrangements include stock options and restricted stock. All stock-based payments to employees are required to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. For the three months ended March 31, 2015 and 2014, the Company recognized $9 thousand and $18 thousand, respectively, in compensation expense for stock options, and for the three months ended March 31, 2014, an additional $1 thousand was recognized in compensation expense for restricted stock grants. As of March 31, 2015, there was $57 thousand in unamortized compensation expense remaining to be recognized in future reporting periods through 2017.

Stock Options

Changes in the stock options outstanding related to all of the Plans are summarized as follows (dollars in thousands except per share data):

	March 31, 2015
		Weighted Average	Aggregate
	Number of Options	Exercise Price	Intrinsic Value
Outstanding at January 1, 2015	180,796	$25.86	$271
Exercised	(1,250)	18.10	-
Outstanding at March 31, 2015	179,546	$25.91	$217
Options exercisable at March 31, 2015	173,295	$26.24	$187

The fair value of any grant is estimated at the grant date using the Black-Scholes pricing model. There were no stock option grants during the first quarter of 2015, and there were stock option grants of 5,000 shares during the first quarter of 2014.

Summary information pertaining to options outstanding at March 31, 2015 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
	Number of	Average	Average	Number of	Average
	Options	Remaining	Exercise	Options	Exercise
Exercise Price	Outstanding	Contractual Life	Price	Exercisable	Price
$11.74 to 20.00	47,988	5.2 Years	$17.22	41,737	$17.27
$20.01 to 30.00	63,018	3.0 Years	24.73	63,018	24.73
$30.01 to 36.74	68,540	1.2 Years	33.08	68,540	33.08
Total	179,546	2.9 Years	$25.91	173,295	$26.24

Restricted Stock

The restricted stock that had been outstanding as of March 31, 2014 was fully vested in November 2014. No restricted stock grants were awarded during 2014 or the first three months of 2015.

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

The following tables present the balances measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (dollars in thousands):

		Fair Value Measurements at March 31, 2015 Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$42,062	$-	$42,062	$-
Corporate bonds	20,565	-	20,565	-
Asset-backed securities	2,115	-	2,115	-
Mortgage-backed securities/CMOs	66,961	-	66,961	-
Municipal bonds	22,971	-	22,971	-
Total securities available for sale	$154,674	$-	$154,674	$-

		Fair Value Measurements at December 31, 2014 Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$31,528	$-	$31,528	$-
Corporate bonds	21,276	-	21,276	-
Asset-backed securities	2,105	-	2,105	-
Mortgage-backed securities/CMOs	63,220	-	63,220	-
Municipal bonds	23,687	-	23,687	-
Total securities available for sale	$141,816	$-	$141,816	$-

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

Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. The Company had $2.202 million and $1.697 million in impaired loans as of March 31, 2015 and December 31, 2014, respectively. None of these impaired loans required a valuation allowance after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the customer.

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

The following table presents the Company’s assets that were measured at fair value on a nonrecurring basis as of March 31, 2015 and December 31, 2014 (dollars in thousands):

Fair Value Measurements at March 31, 2015 Using:
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

For the assets measured at fair value on a nonrecurring basis as of March 31, 2015, the following table displays quantitative information about Level 3 Fair Value Measurements (dollars in thousands):

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

Securities

Fair values for securities, excluding restricted securities, are based on third party vendor pricing models. The carrying value of restricted securities consists of stock in FRB, FHLB, and CBBFC and is based on the redemption provisions of each entity and therefore excluded from the following table.

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

The carrying values and estimated fair values of the Company's financial instruments as of March 31, 2015 and December 31, 2014 are as follows (dollars in thousands):

		Fair Value Measurement at March 31, 2015 using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$22,184	$22,184	$-	$-	$22,184
Available for sale securities	154,674	-	154,674	-	154,674
Loans, net	337,241	-	-	337,895	337,895
Bank owned life insurance	13,141	-	13,141	-	13,141
Accrued interest receivable	1,298	-	571	727	1,298
Liabilities
Demand deposits and
interest-bearing transaction
and money market accounts	$347,957	$-	$347,957	$-	$347,957
Certificates of deposit	113,687	-	113,739	-	113,739
Securities sold under
agreements to repurchase	19,514	-	19,514	-	19,514
Accrued interest payable	110	-	110	-	110

		Fair Value Measurement at December 31, 2014 using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$54,107	$54,107	$-	$-	$54,107
Available for sale securities	141,816	-	141,816	-	141,816
Loans, net	310,090	-	-	310,806	310,806
Bank owned life insurance	13,034	-	13,034	-	13,034
Accrued interest receivable	1,296	-	566	730	1,296
Liabilities
Demand deposits and
interest-bearing transaction
and money market accounts	$339,625	$-	$339,625	$-	$339,625
Certificates of deposit	117,094	-	117,189	-	117,189
Securities sold under
agreements to repurchase	17,995	-	17,995	-	17,995
Accrued interest payable	117	-	117	-	117

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

Note 8. Other Comprehensive Income (Loss)

A component of the Company’s other comprehensive income, in addition to net income from operations, is the recognition of the unrealized gains and losses on Available for Sale securities, net of income taxes. Reclassifications of unrealized gains and losses on Available for Sale securities are reported in the income statement as “Gain on sale of securities” with the corresponding income tax effect reflected as a component of income tax expense. Amounts reclassified out of accumulated other comprehensive income are presented below for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Available for sale securities
Realized gains on sales of securities	$22	$13
Tax effect	(7)	(4)
Realized gains, net of tax	$15	$9

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

VNB Wealth services include investment management, trust and estate administration, custody services, and financial planning. Fees for these services are charged on a fixed basis and a performance basis. A management fee for administrative and technology support services provided by the Bank is charged to VNB Wealth. For the three months ended March 31, 2015 and March 31, 2014, management fees of $34 thousand and $62 thousand, respectively, were charged to VNB Wealth and eliminated in consolidated totals. The VNB Wealth total assets as shown in the following tables represent the assets of VNB Wealth and should not be confused with client assets under management.

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

Segment information for the three months ended March 31, 2015 and 2014 is shown in the following tables (dollars in thousands):

Three months ended March 31, 2015	Bank	VNB Wealth	Consolidated
Net interest income	$3,769	$6	$3,775
Provision for loan losses	317	-	317
Noninterest income	690	494	1,184
Noninterest expense	3,381	737	4,118
Income (loss) before income taxes	761	(237)	524
Provision for (benefit of) income taxes	189	(80)	109
Net income (loss)	$572	$(157)	$415
Total assets	$533,916	$10,003	$543,919

Three months ended March 31, 2014	Bank	VNB Wealth	Consolidated
Net interest income	$3,638	$11	$3,649
Provision for loan losses	-	-	-
Noninterest income	585	492	1,077
Noninterest expense	3,553	612	4,165
Income (loss) before income taxes	670	(109)	561
Provision for (benefit of) income taxes	92	(37)	55
Net income (loss)	$578	$(72)	$506
Total assets	$519,066	$14,910	$533,976

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Virginia National Bankshares Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2014, included in the 2014 Form 10-K. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or any future period.

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

For additional information regarding critical accounting policies, refer to the Application of Critical Accounting Policies and Critical Accounting Estimates section under Item 7 in the 2014 Form 10-K. There have been no significant changes in the Company’s application of critical accounting policies related to the allowance for loan losses since December 31, 2014.

FINANCIAL CONDITION

Total assets

The total assets of the Company as of March 31, 2015 were $543.9 million. This is a $6.8 million increase from the $537.1 million total assets reported at December 31, 2014 and a $9.9 million increase from the $534.0 million reported at March 31, 2014. The balance sheet increase reported during the current quarter was funded by a $6.5 million increase in the combined total of deposits and securities sold under agreements to repurchase to $481.2 million as of March 31, 2015 from $474.7 million as of December 31, 2014.

Federal funds sold

The Company had overnight federal funds sold of $8.8 million at March 31, 2015, compared to $41.3 million at December 31, 2014. At March 31, 2014, the Company had overnight federal funds sold of $64.6 million. The decrease in federal funds sold is attributable to the deployment of the excess funds into higher yielding loan and investment securities balances as discussed below.

The Company continues to participate in the Federal Reserve Bank of Richmond’s Excess Balance Account (“EBA”). The EBA is a limited-purpose account at the Federal Reserve Bank for the maintenance of excess cash balances held by financial institutions. The Federal Reserve Bank requires the Company to have its participation in the EBA program managed by a pass-through correspondent bank. The Company’s pass-through correspondent is Community Bankers Bank of Midlothian, Virginia. The EBA eliminates the potential of concentration risk that comes with depositing excess balances with one or multiple correspondent banks. Balances on deposit in the EBA are considered to be on deposit with the Federal Reserve Bank, with the correspondent bank acting “as agent.” Balances in the EBA cannot be used to satisfy reserve balance requirements or contractual clearing agreements with the Federal Reserve Bank.

Securities

The Company’s investment securities portfolio as of March 31, 2015 totaled $156.3 million, an increase of $12.9 million from the $143.4 reported at December 31, 2014 and an increase of $17.6 million from the $138.7 million reported at March 31, 2014. Management is focused on maximizing the earning capacity of the Company’s excess liquidity. The investment securities portfolio provides for higher returns as compared to overnight Federal Funds, while remaining readily liquid enough to support changes in loan funding needs and in deposit outflows. At March 31, 2015, the investment securities holdings represented 28.7% of the Company’s total assets, an increase from the 26.7% and 26.0% of total assets at December 31, 2014 and March 31, 2014, respectively.

The Company’s investment securities portfolio included restricted securities totaling $1.6 million as of March 31, 2015 and December 31, 2014. These securities represent stock in the Federal Reserve Bank of Richmond (“FRB-R”) the Federal Home Loan Bank of Atlanta (“FHLB-A”), and CBB Financial Corporation (“CBBFC”), the holding company for Community Bankers Bank. The level of FRB-R and FHLB-A stock that the Company is required to hold is determined in accordance with membership guidelines provided by the Federal Reserve Bank Board of Governors or the Federal Home Loan Bank of Atlanta. Stock ownership in the bank holding company for Community Bankers’ Bank provides the Bank with several benefits that are not available to non-shareholder correspondent banks. None of these restricted securities are traded on the open market and can only be redeemed by the respective issuer.

At March 31, 2015, the unrestricted securities portfolio totaled $154.7 million. The following table summarizes the Company's available for sale securities by type as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015	Percent	December 31, 2014	Percent
	Balance	of Total	Balance	of Total
U.S.Government agencies	$42,062	27.19%	$31,528	22.23%
Corporate bonds	20,565	13.30%	21,276	15.00%
Asset-backed securities	2,115	1.37%	2,105	1.49%
Mortgage-backed securities	66,961	43.29%	63,220	44.58%
Municipal bonds	22,971	14.85%	23,687	16.70%
Total available for sale securities	$154,674	100.00%	$141,816	100.00%

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

As of March 31, 2015, total loans were $340.6 million, an increase of $27.4 million or 8.7% from December 31, 2014 and an increase of $48.5 million or 16.6% from the $292.1 million at March 31, 2014. Loans as a percentage of total assets and as a percentage of deposits at March 31, 2015 were 62.6% and 73.8%, respectively. In this period of lower loan demand, the Company continues to pursue new loan initiatives to promote lending to new and existing qualified borrowers.

Since September 30, 2014, loan balances have grown $51.0 million from $289.6 million to the reported balance of $340.6 million as of March 31, 2015. The Company experienced two sequential quarters of significant loan growth due to $27.0 million in syndicated loan purchases along with approximately $24.0 million in net organic growth. The purchased syndicated loans represent shared national credits in leveraged lending transactions. The purchase of commercial and industrial loans from the syndicated loan market is considered a secondary strategy, which allows the Company to supplement organic loan growth and enhance earnings until sufficient loan demand returns to the Company’s market area. Additionally, the Company has developed policies to limit overall credit exposure to the syndicated market as a whole and to each borrower.

The following table summarizes the Company's loan portfolio by type of loan as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015	Percent	December 31, 2014	Percent
	Balance	of Total	Balance	of Total
Commercial and industrial	$74,339	21.8%	$60,940	19.5%
Real estate - commercial	154,578	45.4%	141,342	45.1%
Real estate - residential mortgage	85,703	25.2%	85,660	27.3%
Real estate - construction	12,641	3.7%	11,912	3.8%
Consumer installment and other	13,384	3.9%	13,400	4.3%
Total loans	$340,645	100.0%	$313,254	100.0%

Loan quality

Nonaccrual loans remained low and totaled $211 thousand at March 31, 2015, fairly level with the $218 thousand reported at December 31, 2014 and down $270 thousand or 56.1% compared to $481 thousand at March 31, 2014.

At March 31, 2015, the Company had eight loans in the amount of $2.2 million classified as impaired loans. Of this total, $2.0 million were Troubled Debt Restructurings (TDRs) which are still accruing interest. The Company had no loans past due ninety or more days and still accruing interest in its portfolio as of March 31, 2015.

At December 31, 2014, the Company had loans in the amount of $1.7 million classified as impaired loans. Of this total, $1.5 million were TDRs which are still accruing interest.

Management identifies potential problem loans through its periodic loan review process and defines potential problem loans as those loans classified as substandard, doubtful, or loss, excluding all non-performing loans, where information known by management indicates serious doubt that the borrower will be able to comply with the present payment terms.

Allowance for loan losses

The allowance for loan losses as a percentage of total loans at March 31, 2015 was 1.00% compared to 1.01% at December 31, 2014 and 1.15% at March 31, 2014.

The following is a summary of the changes in the allowance for loan losses for the three months ended March 31, 2015 and March 31, 2014 (dollars in thousands):

	2015	2014
Allowance for loan losses, January 1	$3,164	$3,360
Chargeoffs	(86)	(2)
Recoveries	9	15
Provision for loan losses	317	-
Allowance for loan losses, March 31	$3,404	$3,373

Net loan charge-offs for the first three months of 2015 totaled $77 thousand, compared to net recoveries totaling $13 thousand during the first three months of 2014. A provision for loan losses amounting to $317 thousand was recorded during the first quarter of 2015, with no provision recorded during the first quarter of 2014. The provision for loan losses during 2015 was primarily driven by the $27.4 million of loan growth during the quarter.

The relationship of the allowance for loan losses to total loans at March 31, 2015, December 31, 2014, and March 31, 2014 appears below (dollars in thousands):

	March 31,	December 31,	March 31,
	2015	2014	2014
Loans held for investment at period-end	$340,645	$313,254	$292,058
Allowance for loan losses	$3,404	$3,164	$3,373
Allowance as a percent of period-end loans	1.00%	1.01%	1.15%

In general, the Company determines the adequacy of its allowance for loan losses by considering the risk classification and delinquency status of loans and other factors. Management may also establish specific allowances for loans which management believes require allowances greater than those allocated according to their risk classification. The purpose of the allowance is to provide for losses inherent in the loan portfolio. Since risks to the loan portfolio include general economic trends as well as conditions affecting individual borrowers, the allowance is an estimate. The Company is committed to determining, on an ongoing basis, the adequacy of its allowance for loan losses. The Company applies historical loss rates to various pools of loans based on risk rating classifications. In addition, the adequacy of the allowance is further evaluated by applying estimates of loss that could be attributable to any one of the following qualitative factors:

●	National and local economic trends;
●	Underlying collateral values;
●	Loan delinquency status and trends;
●	Loan risk classifications;
●	Industry concentrations;
●	Lending policies;
●	Experience, ability and depth of lending staff; and
●	Levels of policy exceptions

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

Management reviews the adequacy of the Allowance for Loan Losses on a quarterly basis to ensure it is adequate based upon the calculated potential losses inherent in the portfolio. Management believes the allowance for loan losses was adequately provided for as of March 31, 2015.

Premises and equipment

The Company’s premises and equipment, net of depreciation, as of March 31, 2015 totaled $9.3 million compared to the December 31, 2014 amount of $9.5 million. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method based on the estimated useful lives of assets. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, assets and related accumulated depreciation are removed from the books, and any resulting gain or loss is charged to income.

As of March 31, 2015, the Company and its subsidiaries occupied seven full-service banking facilities in the cities of Charlottesville and Winchester, as well as the counties of Albemarle and Orange in Virginia. The Bank also had a business development office in Culpeper, Virginia and a loan production office in Warrenton, Virginia.

The multi-story office building at 404 People Place in Charlottesville also serves as the Company’s corporate headquarters and operations center, as well as the principal offices of VNB Wealth.

The Arlington Boulevard and People Place facilities also contain office space that is currently under lease to tenants.

Deposits and securities sold under agreement to repurchase

Depository accounts represent the Company’s primary source of funds and are comprised of demand deposits, interest-bearing checking accounts, money market deposit accounts and time deposits. These deposits have been provided predominantly by individuals, professionals and small businesses in the Charlottesville/Albemarle area, the Orange County area, and the Winchester area. Total deposits as of March 31, 2015 were $461.6 million, compared to $456.7 million at December 31, 2014, an increase of $4.9 million. In comparing total deposits as of a year ago, balances as of March 31, 2015 are $1.5 million higher than the $460.1 million total as of March 31, 2014.

Securities sold under agreement to repurchase are available to non-individual accountholders on an overnight term through the Company’s investment sweep product. Total balances in securities sold under agreement to repurchase as of March 31, 2015 were $19.5 million, compared to $18.0 million at December 31, 2014 and $13.4 million as of March 31, 2014.

Noninterest-bearing demand deposits on March 31, 2015 were $163.6 million, representing 35.5% of total deposits. Interest-bearing transaction and money market accounts totaled $184.4 million, and represent 39.9% of total deposits at March 31, 2015. Collectively, noninterest-bearing and interest-bearing transaction and money market accounts represented 75.4% and 74.4% of total deposit accounts at March 31, 2015 and December 31, 2014, respectively. These account types are an excellent source of low-cost funding for the Company.

Certificates of deposit and other time deposit accounts totaled $113.7 million at March 31, 2015 and $117.1 million at December 31, 2014. Included in this deposit total are Certificate of Deposit Account Registry Service CDs, known as CDARSTM, whereby depositors can obtain FDIC deposit insurance on account balances of up to $50 million. CDARS deposits totaled $17.6 million as of March 31, 2015, compared to $18.7 million at December 31, 2014.

Deposit accounts

(dollars in thousands)	March 31, 2015		December 31, 2014		March 31, 2014
		% of Total		% of Total		% of Total
No cost and low cost deposits	Balance	Deposits	Balance	Deposits	Balance	Deposits
Noninterest demand deposits	$163,556	35.5%	$152,107	33.3%	$166,044	36.1%
Interest checking accounts	83,253	18.0%	93,208	20.4%	82,135	17.8%
Money market deposit accounts	101,148	21.9%	94,310	20.7%	86,786	18.9%
Total noninterest and low
cost deposit accounts	$347,957	75.4%	$339,625	74.4%	$334,965	72.8%

Time deposit accounts
Certificates of deposit	$96,085	20.8%	$98,401	21.5%	$98,507	21.4%
CDARS deposits	17,602	3.8%	18,693	4.1%	26,649	5.8%
Total certificates of deposit
and other time deposits	$113,687	24.6%	$117,094	25.6%	$125,156	27.2%

Total deposit account balances	$461,644	100.0%	$456,719	100.0%	$460,121	100.0%

Securities sold under agreements to repurchase
(dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
	Balance	Balance	Balance
Securities sold under
agreements to repurchase	$19,514	$17,995	$13,448

Shareholders' equity and regulatory capital ratios

The following table displays the changes in shareholders' equity for the Company from December 31, 2014 to March 31, 2015 (dollars in thousands):

Equity, December 31, 2014	$60,632
Net income	415
Change in accumulated other comprehensive income	723
Cash dividends paid	(201)
Stock purchased under stock repurchase plan	(18)
Stock options exercised	23
Equity increase due to expensing of stock options	9
Equity, March 31, 2015	$61,583

Effective January 1, 2015, the final rules adopted by the federal bank regulatory agencies to implement the Basel III regulatory capital rules require the Company and its subsidiaries to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6% of risk-weighted assets (increased from the prior requirement of 4%); (iii) a total capital ratio of 8% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4% of total assets (unchanged from the prior requirement). These are the initial capital requirements, which are currently in effect. Beginning January 1, 2016 a capital conservation buffer requirement will be phased in over a four-year period, beginning at 0.625% of risk-weighted assets and increasing to 2.5% at January 1, 2019. For additional information regarding the new capital requirements, refer to the Supervision and Regulation section, under Item 1. Business, found in the Company’s Form 10-K Report for December 31, 2014.

Using the new capital requirements, the Company’s capital ratios remain well above the levels designated by bank regulators as "well capitalized" at March 31, 2015. Under the current risk-based capital guidelines of federal regulatory authorities, the Company has a Tier 1 capital ratio of 15.61% of its risk-weighted assets and a total capital ratio of 16.49% of its risk-weighted assets. Both are well in excess of the minimum capital requirements of 6.00% and 8.00%, respectively. Additionally, the Company has a leverage ratio of 11.00% of total assets, which is well in excess of the minimum 5.00% level designated by bank regulators under “well capitalized” capital guidelines.

Stock repurchase program approved

On September 22, 2014, the Company issued a press release and filed a Form 8-K with the Securities and Exchange Commission to announce the approval by its Board of Directors of a stock repurchase program authorizing repurchase of up to 400,000 shares of the Company's common shares through the open market or in privately negotiated transactions. The repurchase program is authorized through September 18, 2015. As of March 31, 2015, the Company had repurchased 12,305 shares.

RESULTS OF OPERATIONS

Net income

Net income for the three months ended March 31, 2015 was $415 thousand compared to the $506 thousand reported for the three months ended March 31, 2014. Earnings per share (basic and diluted) were $0.15 per share for the quarter ended March 31, 2015 as compared to $0.19 per share for the same quarter in the prior year. The $91 thousand decrease in net income for the first quarter of 2015 when compared to the same period of 2014 is attributable to an increase of $317 thousand in the provision for loan losses and an increase of $54 thousand in the provision for income taxes, partially offset by an increase in net interest income of $126 thousand, an increase in noninterest income of $107 thousand, and decrease in noninterest expenses of $47 thousand.

Net interest income

Net interest income for the three months ended March 31, 2015 was $3.775 million, a $126 thousand increase compared to net interest income of $3.649 million for the three months ended March 31, 2014. Net interest income is computed as the difference between the interest income on earning assets and the interest expense on deposits and other interest-bearing liabilities. Net interest income represents the principal source of revenue for the Company.

Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest margin of 3.00% for the three months ended March 31, 2015 was 19 basis points lower than the quarter ended March 31, 2014 but 3 basis points higher than the net interest margin of 2.97% from the quarter ended December 31, 2014.

Total interest income, on a tax equivalent basis, of $4.070 million for the quarter ended March 31, 2015 was $134 thousand higher than the $3.936 million earned in the same quarter of 2014. Total interest income was positively impacted due to the increase in average earning assets, especially in the loan portfolio growth. For the quarter ended March 31, 2015, average earning assets were $46.2 million higher at $517.6 million than the $471.5 million in average earning assets for the first quarter of 2014. Average loan balances were $24.0 million higher in the quarter ended March 31, 2015 than the same quarter in 2014, while the average balances in investment securities expanded by $14.7 million. The earning asset yield, adjusted to a tax equivalent basis, for the three months ended March 31, 2015 was 3.19% or 20 basis points lower than the tax equivalent earning asset yield of 3.39% for the three months ended March 31, 2014. The loan yield for the first quarter of 2015 was 4.10% or 23 basis points lower than the 4.33% loan yield for the same period in 2014. Loan yields contracted due to lower rates on new production in the protracted low interest rate environment combined with pay-offs of higher interest loans.

Interest expense of $236 thousand for the three months ended March 31, 2015 was fairly level with $226 thousand for the three months ended March 31, 2014. The increase in noninterest-bearing deposit balances resulted in the interest expense as a percentage of average earning assets of 0.18% for the quarter. The Company’s net interest income continues to benefit from having one of the lowest cost of funds among community banks in the country. A table showing the mix of no cost and low cost deposit accounts is shown under “Financial Condition - Deposits and securities sold under agreement to repurchase”, earlier in this report.

The following table details the average balance sheet, including an analysis of net interest income for earning assets and interest bearing liabilities, for the three months ended March 31, 2015 and 2014. The table also includes a rate/volume analysis for these same periods (dollars in thousands).

Consolidated Average Balance Sheet And Analysis of Net Interest Income

	For the three months ended
	March 31, 2015			March 31, 2014			Change in Interest Income/Expense
	Average Balance	Interest Income Expense	Average Yield/ Cost	Average Balance	Interest Income Expense	Average Yield/ Cost	Change Due to: [4]		Total Increase/ (Decrease)
(dollars in thousands)							Volume	Rate
ASSETS
Interest Earning Assets:
Securities
Taxable Securities	$130,059	$604	1.86%	$114,761	$545	1.90%	$71	$(12)	$59
Tax Exempt Securities [1]	19,990	174	3.48%	20,491	180	3.51%	(4)	(2)	(6)
Total Securities [1]	150,049	778	2.07%	135,252	725	2.14%	67	(14)	53
Total Loans	322,820	3,262	4.10%	298,842	3,189	4.33%	248	(175)	73
Fed Funds Sold	42,258	23	0.22%	36,128	19	0.21%	3	1	4
Other Interest Bearing Deposits	2,498	7	1.14%	1,250	3	0.97%	3	1	4
Total Earning Assets	517,625	4,070	3.19%	471,472	3,936	3.39%	321	(187)	134
Less: Allowance for Loan Losses	(3,222)			(3,379)
Total Non-Earning Assets	39,010			42,784
Total Assets	$553,413			$510,877

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$82,320	$10	0.05%	$81,493	$10	0.05%	$-	$-	$-
Money Market Deposits	95,802	47	0.20%	87,419	40	0.19%	4	3	7
Time Deposits	115,868	167	0.58%	123,278	167	0.55%	(10)	10	-
Total Interest-Bearing Deposits	293,990	224	0.31%	292,190	217	0.30%	(6)	13	7
Securities Sold Under Agreement
to Repurchase	19,798	12	0.25%	15,748	9	0.23%	2	1	3
Total Interest-Bearing Liabilities	313,788	236	0.31%	307,938	226	0.30%	(4)	14	10
Non-Interest-Bearing Liabilities:
Demand deposits	176,864			138,046
Other liabilities	1,385			5,968
Total Liabilities	492,037			451,952
Shareholders' Equity	61,376			58,925
Total Liabilities & Shareholders' Equity	$553,413			$510,877
Net Interest Income (Tax Equivalent)		$3,834			$3,710		$325	$(201)	$124
Interest Rate Spread [2]			2.88%			3.09%
Interest Expense as a Percentage			0.18%			0.19%
of Average Earning Assets
Net Interest Margin [3]			3.00%			3.19%

(1)	Tax-exempt income for investment securities has been adjusted to a fully tax-equivalent basis (FTE), using a Federal income tax rate of 34%

(2)	Interest spread is the average yield earned on earning assets less the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is net interest income expressed as a percentage of average earning assets.

(4)	The impact on the net interest income resulting from changes in averages balances and average rates is shown for the period indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for loan losses

Management’s assessment of the allowance for loan losses as of March 31, 2015 resulted in a provision for loan loss of $317 thousand compared to no loan loss provision being recorded for the first quarter of 2014. The first quarter of 2015 loan loss provision was driven by the $27.4 million in loan growth. In management’s opinion, the allowance was adequately provided for at March 31, 2015. Further discussion of management’s assessment of the allowance for loan losses is provided earlier in the report and in Note 4 – Allowance for Loan Losses, found in the Notes to the Consolidated Financial Statements.

Noninterest income

Late in the third quarter of 2014, a new fee structure for the Bank was implemented as part of management’s revenue enhancement strategy. Many of the Bank’s fees had not been increased in several years, and the reassessment of the fees allowed the Bank to increase revenue while remaining at the same level or lower than its competition and to maintain excellent customer service. The full impact of the fee increases are expected to be realized on a full year basis in 2015.

Noninterest income for the quarter ended March 31, 2015 was $1.184 million, an increase of $107 or 9.9% thousand from the $1.077 million reported for the quarter ended March 31, 2014. This increase was primarily driven by the mortgage banking revenue from a new line of business commenced during the second quarter of 2014 and from the new fee structure late in the third quarter of 2014.

The components of noninterest income for the three months are shown below (dollars in thousands):

	For the three months ended
	March 31, 2015	March 31, 2014
Noninterest income
Trust income	$449	$492
Customer service fees	234	215
Debit/credit card and ATM fees	180	173
Earnings/increase in value of
bank owned life insurance	108	107
Royalty income	45	-
Gains on sales of securities	22	13
Other	146	77

Total noninterest income	$1,184	$1,077

Noninterest expense

Noninterest expense for the first quarter of 2015 was $4.118 million, a decrease of $47 thousand from the $4.165 million reported in the first quarter of 2014. A decline in other expenses of $115 thousand was partially offset by an increase in salaries and employee benefits of $80 thousand.

The components of noninterest expense were as follows (dollars in thousands):

	For the three months ended
	March 31, 2015	March 31, 2014
Noninterest expense
Salaries and employee benefits	$2,316	$2,236
Net occupancy	496	492
Equipment	130	146
Other	1,176	1,291
Total noninterest expense	$4,118	$4,165

OTHER SIGNIFICANT EVENTS

None

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Controller, as appropriate, to allow timely decisions regarding required disclosure.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Controller have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

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

The table below represents the number of shares repurchased by quarter since the Plan’s inception on September 22, 2014 through March 31, 2015.

				Maximum
			Total number	number of
			of shares	shares that
	Total number of	Average price	purchased as	may yet be
	shares	paid per	part of publicly	purchased
Period	purchased	share	announced Plan	under the Plan
September 22, 2014 to
September 30, 2014	-	$-	-	400,000
October 1, 2014 to
December 31, 2014	11,500	$22.75	11,500	388,500
January 1, 2015 to
March 31, 2015	805	$22.50	12,305	387,695
Total	12,305	$22.73	12,305	387,695

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

(a) Required 8-K disclosures.

None

(b) Changes in procedures for director nominations by security holders.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
2.0	Reorganization Agreement and Plan of Share Exchange, dated as of March 6, 2013, between Virginia National Bank and Virginia National Bankshares Corporation [a]
3.1	Articles of Incorporation of Virginia National Bankshares Corporation, as amended and restated [b]
3.2	Bylaws of Virginia National Bankshares Corporation [c]
10.1	Virginia National Bank 1998 Stock Incentive Plan [d]
10.2	Virginia National Bank 2003 Stock Incentive Plan [e]
10.3	Virginia National Bank Amended and Restated 2005 Stock Incentive Plan [f]
10.4	Virginia National Bankshares Corporation 2014 Stock Incentive Plan [g]
31.1	302 Certification of Principal Executive Officer
31.2	302 Certification of Principal Financial Officer
32.1	906 Certification
101.0	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Income for the three months ended March 31, 2015 and March 31, 2014, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and March 31, 2014, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2015 and March 31, 2014, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2014 and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

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

VIRGINIA NATIONAL BANKSHARES CORPORATION
(Registrant)

By:	/s/ Glenn W. Rust
Glenn W. Rust
President and Chief Executive Officer

Date:	May 15, 2015

By:	/s/ Vicki T. Miller
Vicki T. Miller
Senior Vice President and Controller

Date:	May 15, 2015