Form 10-Q
period 2015-06-30
Virginia National Bankshares Corp
filed 2015-08-14
CIK 1572334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

___________

FORM 10-Q
___________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes     ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 12, 2015:

Class of Stock	Shares Outstanding
Common Stock, Par Value $2.50	2,435,874

VIRGINIA NATIONAL BANKSHARES CORPORATION

FORM 10-Q

TABLE OF CONTENTS

Part I. Financial Information
Item 1 Financial Statements
Consolidated Balance Sheets (unaudited)		Page 3
Consolidated Statements of Income (unaudited)		Page 4
Consolidated Statements of Comprehensive Income (Loss) (unaudited)		Page 5
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)		Page 6
Consolidated Statements of Cash Flows (unaudited)		Page 7
Notes to Consolidated Financial Statements (unaudited)		Page 8

Item 2 Management’s Discussion and Analysis of Financial Condition
and Results of Operations		Page 27
Application of Critical Accounting Policies and Estimates		Page 27
Financial Condition		Page 27
Results of Operations		Page 32

Item 3 Quantitative and Qualitative Disclosures About Market Risk		Page 37

Item 4 Controls and Procedures		Page 37

Part II. Other Information
Item 1	Legal Proceedings	Page 37
Item 1A	Risk Factors	Page 37
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	Page 37
Item 3	Defaults Upon Senior Securities	Page 38
Item 4	Mine Safety Disclosures	Page 38
Item 5	Other Information	Page 38
Item 6	Exhibits	Page 39

Signatures		Page 40

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2015	December 31, 2014 *
ASSETS	(UNAUDITED)
Cash and due from banks	$12,228	$12,834
Federal funds sold	4,301	41,273
Securities:
Available for sale, at fair value	120,158	141,816
Restricted securities, at cost	1,586	1,565
Total securities	121,744	143,381
Loans	367,085	313,254
Allowance for loan losses	(3,454)	(3,164)
Loans, net	363,631	310,090
Premises and equipment, net	9,138	9,465
Other real estate owned, net of valuation allowance	732	1,177
Bank owned life insurance	13,251	13,034
Accrued interest receivable and other assets	5,407	5,799
Total assets	$530,432	$537,053
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest-bearing	$160,577	$152,107
Interest-bearing	81,004	93,208
Money market deposit accounts	97,404	94,310
Certificates of deposit and other time deposits	118,812	117,094
Total deposits	457,797	456,719
Securities sold under agreements to repurchase	16,108	17,995
Accrued interest payable and other liabilities	1,337	1,707
Total liabilities	475,242	476,421

Shareholders' equity:
Preferred stock, $2.50 par value, 2,000,000
shares authorized, no shares outstanding	-	-
Common stock, $2.50 par value, 10,000,000
shares authorized; 2,435,874 and 2,688,336
issued and outstanding at June 30, 2015 and
December 31, 2014, respectively	6,090	6,721
Capital surplus	22,750	27,889
Retained earnings	26,716	25,978
Accumulated other comprehensive income (loss)	(366)	44
Total shareholders' equity	55,190	60,632
Total liabilities and shareholders' equity	$530,432	$537,053

*Derived from audited Consolidated Financial Statements

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest and dividend income:
Loans, including fees	$3,529	$3,107	$6,791	$6,296
Federal funds sold	6	22	29	41
Investment securities:
Taxable	550	526	1,132	1,050
Tax exempt	109	121	225	240
Dividends	20	21	41	42
Other	6	3	13	6
Total interest and dividend income	4,220	3,800	8,231	7,675

Demand and savings deposits	58	49	115	99
Certificates and other time deposits	171	171	338	338
Federal funds purchased and securities sold
under agreements to repurchase	13	9	25	18
Total interest expense	242	229	478	455
Net interest income	3,978	3,571	7,753	7,220
Provision for (recovery of) loan losses	-	(118)	317	(118)
Net interest income after provision for
(recovery of) loan losses	3,978	3,689	7,436	7,338

Noninterest income:
Trust income	445	468	894	960
Customer service fees	233	224	467	439
Debit/credit card and ATM fees	219	184	399	357
Earnings/increase in value of bank owned
life insurance	110	109	218	216
Gains on sales of securities	24	3	46	16
Royalty income	36	38	81	38
Fees on mortgage sales	57	9	94	9
Other	131	115	240	192
Total noninterest income	1,255	1,150	2,439	2,227

Noninterest expense:
Salaries and employee benefits	2,215	2,356	4,531	4,592
Net occupancy	483	491	979	983
Equipment	136	121	266	267
Other	1,341	1,306	2,517	2,597
Total noninterest expense	4,175	4,274	8,293	8,439

Income before income taxes	1,058	565	1,582	1,126
Provision for income taxes	291	120	400	175
Net income	$767	$445	$1,182	$951
Earnings per common share, basic	$0.30	$0.16	$0.45	$0.35
Earnings per common share, diluted	$0.30	$0.16	$0.45	$0.35

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income	$767	$445	$1,182	$951
Other comprehensive income (loss)
Unrealized gain (loss) on securities,
net of tax of ($576) and ($196)
for the three and six months
ended June 30, 2015; and net
of tax of $281 and $576
for the three and six months
ended June 30, 2014	(1,117)	545	(379)	1,119
Reclassification adjustment
net of tax of ($8) and ($15)
for the three and six months
ended June 30, 2015; and net
of tax of ($1) and ($5) for the
three and six months ended
June 30, 2014	(16)	(2)	(31)	(11)
Total other comprehensive income (loss)	(1,133)	543	(410)	1,108
Total comprehensive income (loss)	$(366)	$988	$772	$2,059

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(dollars in thousands, except per share data)
(unaudited)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2013	$6,725	$27,915	$24,747	$(1,431)	$57,956
Stock option/grant expense	-	30	-	-	30
Stock options exercised	15	98	-	-	113
Cash dividend ($0.125 per share)	-	-	(336)	-	(336)
Net income	-	-	951	-	951
Other comprehensive income	-	-	-	1,108	1,108
Balance, June 30, 2014	$6,740	$28,043	$25,362	$(323)	$59,822

Balance, December 31, 2014	$6,721	$27,889	$25,978	$44	$60,632
Stock options exercised	3	20	-	-	23
Stock purchased under stock
repurchase plan	(634)	(5,174)	-	-	(5,808)
Stock option expense	-	15	-	-	15
Cash dividend ($0.175 per share)	-	-	(444)	-	(444)
Net income	-	-	1,182	-	1,182
Other comprehensive loss	-	-	-	(410)	(410)
Balance, June 30, 2015	$6,090	$22,750	$26,716	$(366)	$55,190

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

For the six months ended
June 30, 2015		June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,182	$951
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	317	(118)
Net amortization and accretion of securities	392	353
Net gains on sales of securities	(46)	(16)
Net gains on sales of assets	-	(11)
Earnings/increase in value of bank owned life insurance	(218)	(216)
Depreciation and amortization	590	577
Stock option/stock grant expense	15	30
Writedown of other real estate owned	-	64
Losses on sales of other real estate owned	-	9
Decrease in accrued interest receivable and other assets	604	11,095
Decrease in accrued interest payable and other liabilities	(370)	(7,167)
Net cash provided by operating activities	2,466	5,551

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(26,770)	(19,179)
Net (increase) decrease in restricted investments	(21)	144
Proceeds from maturities, calls and principal payments of
available for sale securities	31,074	12,643
Proceeds from sales of available for sale securities	16,387	6,490
Net (increase) decrease in organic loans	(31,392)	7,433
Net increase in purchased loans	(22,466)	-
Proceeds from sale of other real estate owned	445	295
Proceeds from sale of bank premises and equipment	-	11
Purchase of bank premises and equipment	(263)	(354)
Net cash (used in) provided by investing activities	(33,006)	7,483

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, NOW accounts,
and money market accounts	(640)	6,246
Net increase (decrease) in certificates of deposit and other time deposits	1,718	(1,577)
Net decrease in securities sold under agreements to repurchase	(1,887)	(5,533)
Common stock repurchased	(5,808)	-
Proceeds from stock options exercised	23	113
Cash dividends	(444)	(336)
Net cash used in financing activities	(7,038)	(1,087)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(37,578)	$11,947

CASH AND CASH EQUIVALENTS:
Beginning of period	$54,107	$40,072
End of period	$16,529	$52,019

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$479	$468
Taxes	$439	$2,438

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain (loss) on available for sale securities	$(575)	$1,695
Transfer of loans to other real estate owned	$-	$244

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2015

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

The preparation of financial statements in conformity with GAAP and the reporting guidelines prescribed by regulatory authorities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, deferred tax assets and other real estate owned. Operating results for the three-month and six-month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

In May 2015, the FASB issued ASU No. 2015-08, “Business Combinations (Topic 805): Pushdown Accounting – Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115.” The amendments in ASU 2015-08 amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115, Topic 5: Miscellaneous Accounting, regarding various pushdown accounting issues, and did not have a material impact on the Company’s consolidated financial statements.

Note 2. Securities

The amortized cost and fair values of securities available for sale as of June 30, 2015 and December 31, 2014 were as follows (dollars in thousands):

June 30, 2015	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agencies	$20,703	$191	$(76)	$20,818
Corporate bonds	12,258	-	(74)	12,184
Asset-backed securities	2,124	4	(17)	2,111
Mortgage-backed securities/CMOs	62,915	197	(523)	62,589
Municipal bonds	22,712	94	(350)	22,456
	$120,712	$486	$(1,040)	$120,158

December 31, 2014	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agencies	$31,189	$395	$(56)	$31,528
Corporate bonds	21,373	21	(118)	21,276
Asset-backed securities	2,133	-	(28)	2,105
Mortgage-backed securities/CMOs	63,327	297	(404)	63,220
Municipal bonds	23,727	157	(197)	23,687
	$141,749	$870	$(803)	$141,816

Securities having carrying values of $25.512 million at June 30, 2015 were pledged as collateral to secure public deposits and securities sold under agreements to repurchase. At December 31, 2014, securities having carrying values of $23.799 million were similarly pledged.

For the six months ended June 30, 2015, proceeds from the sales and calls of securities amounted to $35.887 million, and net realized gains on these securities were $46 thousand. For the six months ended June 30, 2014, proceeds from the sales of securities amounted to $6.490 million, and net realized gains on these securities were $16 thousand.

Restricted securities are securities with limited marketability and consist of stock in the Federal Reserve Bank of Richmond (“FRB”), the Federal Home Loan Bank of Atlanta (“FHLB”), and CBB Financial Corporation (“CBBFC”), the holding company for Community Bankers Bank, totaling $1.586 million as of June 30, 2015 and $1.565 million as of December 31, 2014. These restricted securities are carried at cost.

The following table summarizes all securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, at June 30, 2015 and December 31, 2014 (dollars in thousands):

June 30, 2015
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$9,933	$(52)	$976	$(24)	$10,909	$(76)
Corporate bonds	12,184	(74)	-	-	12,184	(74)
Asset-backed securities	-	-	947	(17)	947	(17)
Mortgage-backed/CMOs	22,776	(197)	13,287	(326)	36,063	(523)
Municipal bonds	10,797	(256)	2,444	(94)	13,241	(350)
	$55,690	$(579)	$17,654	$(461)	$73,344	$(1,040)

December 31, 2014
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$6,375	$(21)	$966	$(35)	$7,341	$(56)
Corporate bonds	13,213	(102)	3,032	(16)	16,245	(118)
Asset-backed securities	98	-	2,007	(28)	2,105	(28)
Mortgage-backed/CMOs	6,276	(35)	25,081	(369)	31,357	(404)
Municipal bonds	1,769	(19)	10,330	(178)	12,099	(197)
	$27,731	$(177)	$41,416	$(626)	$69,147	$(803)

As of June 30, 2015, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of its amortized cost basis. As of June 30, 2015, there were $73.344 million, or 76 issues of individual securities in a loss position. These securities have an unrealized loss of $1.040 million and consisted of 30 mortgage-backed/CMOs, 28 municipal bonds, 11 corporate bonds, and 7 other security issues.

The Company’s securities portfolio is primarily made up of fixed rate bonds, whose prices move inversely with interest rates. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality. Accordingly, as of June 30, 2015, management believes the impairments detailed in the table above are temporary, and no impairment loss has been realized in the Company’s consolidated income statement.

An “other-than-temporary impairment” (“OTTI”) is considered to exist if any of the following conditions are met: it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or the Company does not expect to recover the security’s entire amortized cost basis (even if the Company does not intend to sell). In the event that a security would suffer impairment for a reason that was “other than temporary,” the Company would be expected to write down the security’s value to its new fair value, and the amount of the write down would be included in earnings as a realized loss. As of June 30, 2015, management has concluded that none of its investment securities have an OTTI based upon the information available at this time. Additionally, management has the ability to hold any security with an unrealized loss until maturity or until such time as the value of the security has recovered from its unrealized loss position.

Note 3. Loans

The composition of the loan portfolio by loan classification at June 30, 2015 and December 31, 2014 appears below (dollars in thousands).

	June 30,	December 31,
	2015	2014
Commercial
Commercial and industrial - organic	$50,336	$46,125
Commercial and industrial - syndicated	26,489	14,815
Total commercial and industrial	76,825	60,940
Real estate construction and land
Residential construction	1,032	337
Other construction and land	14,994	11,575
Total construction and land	16,026	11,912
Real estate mortgages
1-4 family residential	61,594	60,162
Home equity lines of credit	26,564	25,498
Multifamily	20,544	26,462
Commercial owner occupied	55,364	60,868
Commercial non-owner occupied	85,100	54,012
Total real estate mortgage	249,166	227,002
Consumer
Consumer revolving credit	5,656	3,428
Consumer all other credit	8,620	9,972
Student loans purchased	10,792	-
Total consumer	25,068	13,400
Total loans	367,085	313,254
Less: Allowance for loan losses	(3,454)	(3,164)
Net loans	$363,631	$310,090

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

Following is a breakdown by class of the loans classified as impaired loans as of June 30, 2015 and December 31, 2014. These loans are reported at their recorded investment, which is the carrying amount of the loan as reflected on the Company’s balance sheet, net of charge-offs and other amounts applied to reduce the net book balance. Average recorded investment in impaired loans is computed using an average of month-end balances for these loans for either the six months ended June 30, 2015 or the twelve months ended December 31, 2014. Interest income recognized is for the six months ended June 30, 2015 or the twelve months ended December 31, 2014. (Dollars below reported in thousands.)

June 30, 2015		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Other construction and land	$64	$106	$-	$66	$-
1-4 family residential mortgages	691	712	-	867	15
Commercial non-owner occupied real estate	1,082	1,082	-	1,091	23
Impaired loans with a valuation allowance	-	-	-	-	-
Total impaired loans	$1,837	$1,900	$-	$2,024	$38

December 31, 2014		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Other construction and land	$69	$109	$-	$79	$1
1-4 family residential mortgages	525	545	-	437	16
Home equity lines of credits	-	-	-	50	3
Commercial owner occupied real estate	1,103	1,103	-	1,124	60
Commercial non-owner occupied real estate	-	-	-	46	-
Impaired loans with a valuation allowance	-	-	-	-	-
Total impaired loans	$1,697	$1,757	$-	$1,736	$80

Non-accrual loans are shown below by class (dollars in thousands):

	June 30, 2015	December 31, 2014
Other construction and land	$64	$69
1-4 family residential mortgages	141	149
Total nonaccrual loans	$205	$218

The following provides a summary, by class, of TDRs that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and TDRs that have been placed in non-accrual status, which are considered to be nonperforming (dollars in thousands).

Troubled debt restructuring (TDRs)	June 30, 2015		December 31, 2014
	No. of	Recorded	No. of	Recorded
	Loans	Investment	Loans	Investment
Performing TDRs
1-4 family residential mortgages	3	$550	2	$376
Commercial non-owner occupied real estate	1	1,082	1	1,103
Total performing TDRs	4	$1,632	3	$1,479

Nonperforming TDRs
Other construction and land	1	$37	1	$39
Total TDRs	5	$1,669	4	$1,518

A summary of loans that were modified under the terms of a TDR during the six months ended June 30, 2015 and 2014 is shown below by class. The Post-Modification Recorded Balance reflects the period end balances, inclusive of all partial principal pay downs and principal charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported. (Dollars below reported in thousands.)

Loans modified at below market rates	During six months ended			During six months ended
and interest only term	June 30, 2015			June 30, 2014
		Pre-	Post-		Pre-	Post-
	Number	Modification	Modification	Number	Modification	Modification
	of	Recorded	Recorded	of	Recorded	Recorded
	Loans	Balance	Balance	Loans	Balance	Balance
1-4 family residential mortgage	1	$179	$179	-	$-	$-
Total loans modified during the period	1	$179	$179	-	$-	$-

There were no loans modified as TDRs that subsequently defaulted during the six months ended June 30, 2015 and 2014 that were modified as TDRs during the twelve months prior to default.

There were no loans secured by 1-4 family residential property that were in the process of foreclosure at either June 30, 2015 or December 31, 2014. The one property that had previously been transferred to Other Real Estate Owned consisted of a 1-4 family residential property and was reported net of valuation allowance at $732 thousand at June 30, 2015 and $1.177 million at December 31, 2014. A portion of the property was sold during the second quarter of 2015 accounting for the decrease in the amount carried.

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
Student loans purchased

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

Good

0% applied, as these loans represent a low risk and are either secured by marketable securities within margin, or in the case of the student loans purchased, are fully guaranteed by a surety bond purchased by the Company. The Company has never experienced a loss within this category.

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

The following represents the loan portfolio designated by the internal risk ratings assigned to each credit as of June 30, 2015 and December 31, 2014 (dollars in thousands).

				Special	Sub-
June 30, 2015	Excellent	Good	Pass	Mention	standard	Doubtful	TOTAL
Commercial
Commercial and industrial - organic	$620	$31,542	$18,001	$-	$173	$-	$50,336
Commercial and industrial - syndicated	-	-	23,511	-	2,978	-	26,489
Real estate construction
Residential construction	-	-	1,032	-	-	-	1,032
Other construction and land	-	-	14,345	-	649	-	14,994
Real estate mortgages
1-4 family residential	-	1,897	57,923	865	909	-	61,594
Home equity lines of credit	-	-	26,482	-	82	-	26,564
Multifamily	-	-	20,544	-	-	-	20,544
Commercial owner occupied	-	-	54,239	-	1,125	-	55,364
Commercial non-owner occupied	-	-	84,018	1,082	-	-	85,100
Consumer
Consumer revolving credit	66	5,103	481	-	6	-	5,656
Consumer all other credit	267	6,670	1,639	-	44	-	8,620
Student loans purchased	-	10,792	-	-	-	-	10,792
Total Loans	$953	$56,004	$302,215	$1,947	$5,966	$-	$367,085

				Special	Sub-
December 31, 2014	Excellent	Good	Pass	Mention	standard	Doubtful	TOTAL
Commercial
Commercial and industrial - organic	$3,579	$23,261	$18,487	$64	$734	$-	$46,125
Commercial and industrial - syndicated	-	-	14,815	-	-	-	14,815
Real estate construction
Residential construction	-	-	337	-	-	-	337
Other construction and land	-	-	10,903	507	165	-	11,575
Real estate mortgages
1-4 family residential	-	1,910	56,968	455	829	-	60,162
Home equity lines of credit	-	-	25,411	-	87	-	25,498
Multifamily	-	-	26,462	-	-	-	26,462
Commercial owner occupied	-	-	58,890	-	1,978	-	60,868
Commercial non-owner occupied	-	-	54,012	-	-	-	54,012
Consumer
Consumer revolving credit	34	3,054	332	-	8	-	3,428
Consumer all other credit	200	7,856	1,867	-	49	-	9,972
Total Loans	$3,813	$36,081	$268,484	$1,026	$3,850	$-	$313,254

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

Like the historical factors, qualitative factors are not assessed against loans rated “excellent” or rated “good,” since these are fully collateralized by cash or readily marketable securities or, in the case of the student loans purchased, are fully guaranteed by a surety bond purchased by the Company.

For each segment and class of loans, management must exercise significant judgment to determine the estimation method that fits the credit risk characteristics of its various segments. Although this evaluation is inherently subjective, qualified management utilizes its significant knowledge and experience related to both the market and history of the Company’s loan losses.

Impaired loans are individually evaluated and, if deemed appropriate, a specific allocation is made for these loans. In reviewing the seven loans in the amount of $1.837 million classified as impaired loans at June 30, 2015, there was no specific valuation allowance on any of these loans after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the borrower.

A summary of the transactions in the Allowance for Loan Losses by loan portfolio segment for the six months ended June 30, 2015 and the year ended December 31, 2014 appears below (dollars in thousands):

As of and for the period ended June 30, 2015

		Real Estate
	Commercial	Construction and	Real Estate	Consumer
	Loans	Land	Mortgages	Loans	Total
Allowance for Loan Losses:
Balance as of December 31, 2014	$674	$102	$2,360	$28	$3,164
Charge-offs	(85)	-	-	(3)	(88)
Recoveries	15	-	46	-	61
Provision for (recovery of) loan losses	234	22	66	(5)	317
Ending Balance	$838	$124	$2,472	$20	$3,454

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	838	124	2,472	20	3,454

Loans:
Individually evaluated for impairment	$-	$64	$1,773	$-	$1,837
Collectively evaluated for impairment	76,825	15,962	247,393	25,068	365,248
Ending Balance	$76,825	$16,026	$249,166	$25,068	$367,085

As of and for the year ended December 31, 2014

		Real Estate
	Commercial	Construction and	Real Estate	Consumer
	Loans	Land	Mortgages	Loans	Total
Allowance for Loan Losses:
Balance as of December 31, 2013	$340	$198	$2,788	$34	$3,360
Charge-offs	(286)	-	(262)	(3)	(551)
Recoveries	32	-	10	7	49
Provision for (recovery of) loan losses	588	(96)	(176)	(10)	306
Ending Balance	$674	$102	$2,360	$28	$3,164

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	674	102	2,360	28	3,164

Loans:
Individually evaluated for impairment	$-	$69	$1,628	$-	$1,697
Collectively evaluated for impairment	60,940	11,843	225,374	13,400	311,557
Ending Balance	$60,940	$11,912	$227,002	$13,400	$313,254

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

The following tables show the aging of past due loans as of June 30, 2015 and December 31, 2014. Also included are loans that are 90 or more days past due but still accruing, because they are well secured and in the process of collection. The loans classified as nonaccrual totaling $205 thousand and $218 thousand, respectively, as of June 30, 2015 and December 31, 2014 were all current and reported as such in the table below. (Dollars below reported in thousands.)

							90 Days
Past Due Aging as of	30-59	60-89	90 Days or				Past Due
June 30, 2015	Days Past	Days Past	More Past	Total Past		Total	and Still
	Due	Due	Due	Due	Current	Loans	Accruing
Commercial loans
Commercial and industrial - organic	$-	$72	$-	$72	$50,264	$50,336	$-
Commercial and industrial - syndicated	-	-	-	-	26,489	26,489	-
Real estate construction and land
Residential construction	-	-	-	-	1,032	1,032	-
Other construction and land	-	-	-	-	14,994	14,994	-
Real estate mortgages
1-4 family residential	83	23	-	106	61,488	61,594	-
Home equity lines of credit	13	-	-	13	26,551	26,564	-
Multifamily	-	-	-	-	20,544	20,544	-
Commercial owner occupied	-	-	-	-	55,364	55,364	-
Commercial non-owner occupied	-	-	-	-	85,100	85,100	-
Consumer loans
Consumer revolving credit	-	-	-	-	5,656	5,656	-
Consumer all other credit	3	-	-	3	8,617	8,620	-
Student loans purchased	-	-	-	-	10,792	10,792	-
Total Loans	$99	$95	$-	$194	$366,891	$367,085	$-

							90 Days
Past Due Aging as of	30-59	60-89	90 Days or				Past Due
December 31, 2014	Days Past	Days Past	More Past	Total Past		Total	and Still
	Due	Due	Due	Due	Current	Loans	Accruing
Commercial loans
Commercial and industrial - organic	$6	$-	$-	$6	$46,119	$46,125	$-
Commercial and industrial - syndicated	-	-	-	-	14,815	14,815	-
Real estate construction and land
Residential construction	-	-	-	-	337	337	-
Other construction and land	-	-	-	-	11,575	11,575	-
Real estate mortgages
1-4 family residential	-	24	-	24	60,138	60,162	-
Home equity lines of credit	-	-	-	-	25,498	25,498	-
Multifamily	-	-	-	-	26,462	26,462	-
Commercial owner occupied	-	-	-	-	60,868	60,868	-
Commercial non-owner occupied	-	-	-	-	54,012	54,012	-
Consumer loans
Consumer revolving credit	1	-	-	1	3,427	3,428	-
Consumer all other credit	12	30	-	42	9,930	9,972	-
Total Loans	$19	$54	$-	$73	$313,181	$313,254	$-

Note 5. Earnings Per Share

On September 22, 2014, the Company announced the approval by its Board of Directors of a stock repurchase program authorizing repurchase of up to 400,000 shares of the Company's common shares through September 18, 2015. During the second quarter of 2015, the Company purchased 252,907 shares of its common stock at a weighted average price of $22.90 per share. A total of 265,212 shares at a weighted average price of $22.89 per share have been repurchased since the beginning of the program.

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the three months and six months ended June 30, 2015 and 2014. Potential dilutive common stock has no effect on income available to common shareholders.

Three Months Ended	June 30, 2015			June 30, 2014
		Weighted	Per		Weighted	Per
(dollars in thousands, except		Average	Share		Average	Share
share and per share data)	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic earnings per share	$767	2,577,424	$0.30	$445	2,695,386	$0.16
Effect of dilutive stock options	-	9,357	-	-	10,968	-
Diluted earnings per share	$767	2,586,781	$0.30	$445	2,706,354	$0.16

Six Months Ended	June 30, 2015			June 30, 2014
		Weighted	Per		Weighted	Per
(dollars in thousands, except		Average	Share		Average	Share
share and per share data)	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic earnings per share	$1,182	2,632,605	$0.45	$951	2,692,867	$0.35
Effect of dilutive stock options	-	9,510	-	-	8,834	-
Diluted earnings per share	$1,182	2,642,115	$0.45	$951	2,701,701	$0.35

For the period ended June 30, 2015, 134,654 option shares were considered anti-dilutive, and were excluded from this calculation. For the period ended June 30, 2014, 142,708 option shares were considered anti-dilutive.

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

For all of the Company’s stock incentive plans (the “Plans”), the option price of incentive options will not be less than the fair market value of the stock at the time an option is granted. Nonqualified options may be granted at a price established by the Board of Directors, including prices less than the fair market value on the date of grant. Outstanding options generally expire in ten years from the grant date. Stock options generally vest by the fourth or fifth anniversary of the date of the grant.

A summary of the shares issued and available under each of the Plans is shown below as of June 30, 2015:

	1998 Plan	2003 Plan	2005 Plan	2014 Plan
Aggregate shares issuable	430,100	128,369	230,000	250,000
Options issued, net of forfeited
and expired options	(379,939)	(108,054)	(144,097)	-
Cancelled due to Plan expiration	(50,161)	(20,315)	(85,903)	-
Remaining available for grant	-	-	-	250,000

Grants issued and outstanding:
Total vested and unvested shares	-	30,214	141,454	-
Fully vested shares	-	30,214	135,204	-

Exercise price range	N/A	$15.65 to	$11.74 to	N/A
		$18.26	$36.74

The Company accounts for all of its stock incentive plans under recognition and measurement accounting principles which require that the compensation cost relating to stock-based payment transactions be recognized in the financial statements. Stock-based compensation arrangements include stock options and restricted stock. All stock-based payments to employees are required to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. For the six months ended June 30, 2015 and 2014, the Company recognized $15 thousand and $28 thousand, respectively, in compensation expense for stock options, and for the six months ended June 30, 2014, an additional $2 thousand was recognized in compensation expense for restricted stock grants. As of June 30, 2015, there was $50 thousand in unamortized compensation expense remaining to be recognized in future reporting periods through 2017.

Stock Options

Changes in the stock options outstanding related to all of the Plans are summarized as follows (dollars in thousands except per share data):

	June 30, 2015
		Weighted Average	Aggregate
	Number of Options	Exercise Price	Intrinsic Value
Outstanding at January 1, 2015	180,796	$25.86	$271
Forfeited	(7,878)	24.47	-
Exercised	(1,250)	18.10	-
Outstanding at June 30, 2015	171,668	$25.98	$238

Options exercisable at June 30, 2015	165,418	$26.32	$204

The fair value of any grant is estimated at the grant date using the Black-Scholes pricing model. There were no stock option grants during the first or second quarters of 2015, and there were stock option grants of 5,000 shares during the first quarter of 2014.

Summary information pertaining to options outstanding at June 30, 2015 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
	Number of	Average	Average	Number of	Average
	Options	Remaining	Exercise	Options	Exercise
Exercise Price	Outstanding	Contractual Life	Price	Exercisable	Price
$11.74 to 20.00	45,764	5.0 Years	$17.17	39,514	$17.22
$20.01 to 30.00	59,664	2.7 Years	24.82	59,664	24.82
$30.01 to 36.74	66,240	0.9 Years	33.10	66,240	33.10
Total	171,668	2.6 Years	$25.98	165,418	$26.32

Restricted Stock

The restricted stock that had been outstanding as of June 30, 2014 was fully vested in November 2014. No restricted stock grants were awarded during 2014 or the first six months of 2015.

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

The following tables present the balances measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (dollars in thousands):

		Fair Value Measurements at June 30, 2015 Using:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$20,818	$-	$20,818	$-
Corporate bonds	12,184	-	12,184	-
Asset-backed securities	2,111	-	2,111	-
Mortgage-backed securities/CMOs	62,589	-	62,589	-
Municipal bonds	22,456	-	22,456	-
Total securities available for sale	$120,158	$-	$120,158	$-

		Fair Value Measurements at December 31, 2014 Using:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$31,528	$-	$31,528	$-
Corporate bonds	21,276	-	21,276	-
Asset-backed securities	2,105	-	2,105	-
Mortgage-backed securities/CMOs	63,220	-	63,220	-
Municipal bonds	23,687	-	23,687	-
Total securities available for sale	$141,816	$-	$141,816	$-

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

Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. The Company had $1.837 million and $1.697 million in impaired loans as of June 30, 2015 and December 31, 2014, respectively. None of these impaired loans required a valuation allowance after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the customer.

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

The following table presents the Company’s assets that were measured at fair value on a nonrecurring basis as of June 30, 2015 and December 31, 2014 (dollars in thousands):

Fair Value Measurements at June 30, 2015 Using:
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Other Real Estate Owned	$732	$-	$-	$732

Fair Value Measurements at December 31, 2014 Using:
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Other Real Estate Owned	$1,177	$-	$-	$1,177

For the assets measured at fair value on a nonrecurring basis as of June 30, 2015, the following table displays quantitative information about Level 3 Fair Value Measurements (dollars in thousands):

				Weighted
Description	Fair Value	Valuation Technique	Unobservable Inputs	Average
Assets:
Other Real Estate Owned	$732	Market comparables	Discount applied to market comparables *	6.0%

*A discount percentage is applied based on age of independent appraisals, current market conditions, and cost to sell.

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

The carrying values and estimated fair values of the Company's financial instruments as of June 30, 2015 and December 31, 2014 are as follows (dollars in thousands):

		Fair Value Measurement at June 30, 2015 using:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$16,529	$16,529	$-	$-	$16,529
Available for sale securities	120,158	-	120,158	-	120,158
Loans, net	363,631	-	-	364,139	364,139
Bank owned life insurance	13,251	-	13,251	-	13,251
Accrued interest receivable	1,307	-	531	776	1,307

Liabilities
Demand deposits and
interest-bearing transaction
and money market accounts	$338,985	$-	$338,985	$-	$338,985
Certificates of deposit	118,812	-	118,835	-	118,835
Securities sold under
agreements to repurchase	16,108	-	16,108	-	16,108
Accrued interest payable	116	-	116	-	116

		Fair Value Measurement at December 31, 2014 using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$54,107	$54,107	$-	$-	$54,107
Available for sale securities	141,816	-	141,816	-	141,816
Loans, net	310,090	-	-	310,806	310,806
Bank owned life insurance	13,034	-	13,034	-	13,034
Accrued interest receivable	1,296	-	566	730	1,296

Liabilities
Demand deposits and
interest-bearing transaction
and money market accounts	$339,625	$-	$339,625	$-	$339,625
Certificates of deposit	117,094	-	117,189	-	117,189
Securities sold under
agreements to repurchase	17,995	-	17,995	-	17,995
Accrued interest payable	117	-	117	-	117

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

Note 8. Other Comprehensive Income

A component of the Company’s other comprehensive income, in addition to net income from operations, is the recognition of the unrealized gains and losses on available for sale securities, net of income taxes. Reclassifications of realized gains and losses on available for sale securities are reported in the income statement as “Gains on sales of securities” with the corresponding income tax effect reflected as a component of income tax expense. Amounts reclassified out of accumulated other comprehensive income are presented below for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Available for sale securities
Realized gains on sales of securities	$24	$3	$46	$16
Tax effect	(8)	(1)	(15)	(5)
Realized gains, net of tax	$16	$2	$31	$11

Note 9. Segment Reporting

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

VNB Wealth services include investment management, trust and estate administration, custody services, and financial planning. Fees for these services are charged on a fixed basis and a performance basis. A management fee for administrative and technology support services provided by the Bank is charged to VNB Wealth. For the six months ended June 30, 2015 and June 30, 2014, management fees of $68 thousand and $125 thousand, respectively, were charged to VNB Wealth and eliminated in consolidated totals. The VNB Wealth total assets as shown in the following tables represent the assets of VNB Wealth and should not be confused with client assets under management.

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

Segment information for the three and six months ended June 30, 2015 and 2014 is shown in the following tables (dollars in thousands):

Three months ended June 30, 2015	Bank	VNB Wealth	Consolidated

Net interest income	$3,971	$7	$3,978
Provision for loan losses	-	-	-
Noninterest income	774	481	1,255
Noninterest expense	3,413	762	4,175
Income (loss) before income taxes	1,332	(274)	1,058
Provision for (benefit of) income taxes	383	(92)	291
Net income (loss)	$949	$(182)	$767
Total assets	$520,442	$9,990	$530,432

Three months ended June 30, 2014	Bank	VNB Wealth	Consolidated

Net interest income	$3,563	$8	$3,571
Provision for (recovery of) loan losses	(118)	-	(118)
Noninterest income	622	528	1,150
Noninterest expense	3,542	732	4,274
Income (loss) before income taxes	761	(196)	565
Provision for (benefit of) income taxes	185	(65)	120
Net income (loss)	$576	$(131)	$445
Total assets	$496,954	$9,938	$506,892

Six months ended June 30, 2015	Bank	VNB Wealth	Consolidated
Net interest income	$7,740	$13	$7,753
Provision for loan losses	317	-	317
Noninterest income	1,464	975	2,439
Noninterest expense	6,795	1,498	8,293
Income (loss) before income taxes	2,092	(510)	1,582
Provision for (benefit of) income taxes	571	(171)	400
Net income (loss)	$1,521	$(339)	$1,182

Six months ended June 30, 2014	Bank	VNB Wealth	Consolidated
Net interest income	$7,201	$19	$7,220
Provision for (recovery of) loan losses	(118)	-	(118)
Noninterest income	1,207	1,020	2,227
Noninterest expense	7,095	1,344	8,439
Income (loss) before income taxes	1,431	(305)	1,126
Provision for (benefit of) income taxes	277	(102)	175
Net income (loss)	$1,154	$(203)	$951

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Virginia National Bankshares Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2014, included in the Company’s 2014 Form 10-K. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or any future period.

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

FINANCIAL CONDITION

Total assets

The total assets of the Company as of June 30, 2015 were $530.4 million. This is a $6.7 million decrease from the $537.1 million total assets reported at December 31, 2014 and a $23.5 million increase from the $506.9 million reported at June 30, 2014. The balance sheet decrease reported in the first six months of 2015 is primarily attributable to the Company’s success with its stock repurchase program approved during the third quarter of 2014, which authorized the purchase of up to 400,000 shares of the Company’s common stock. During the first and second quarters of 2015, shares totaling 805 and 252,907, respectively, were repurchased for a total of approximately $5.8 million. A total of 265,212 shares have been purchased since the beginning of this program. Future purchases may be made as part of an overall capital strategy when they are deemed advantageous compared to other available alternatives.

Federal funds sold

The Company had overnight federal funds sold of $4.3 million at June 30, 2015, compared to $41.3 million at December 31, 2014. At June 30, 2014, the Company had overnight federal funds sold of $37.4 million. The decrease in federal funds sold is attributable to both the cash paid for the repurchase of common stock as discussed above and the deployment of the excess funds into higher yielding loans as discussed below.

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

Securities

The Company’s investment securities portfolio as of June 30, 2015 totaled $121.7 million, a decrease of $21.7 million from the $143.4 million reported at December 31, 2014 and a decrease of $14.2 million from the $135.9 million reported at June 30, 2014. Management is focused on maximizing the earning capacity of the Company’s excess liquidity. As loan funding needs have increased over the past three quarters, lower earning securities have been called or sold during the first half of 2015 and deployed to these higher earning assets. At June 30, 2015, the investment securities holdings represented 22.9% of the Company’s total assets, a decrease from the 26.7% and 26.8% of total assets at December 31, 2014 and June 30, 2014, respectively.

The Company’s investment securities portfolio included restricted securities totaling $1.6 million as of June 30, 2015 and December 31, 2014. These securities represent stock in the Federal Reserve Bank of Richmond (“FRB-R”), the Federal Home Loan Bank of Atlanta (“FHLB-A”), and CBB Financial Corporation (“CBBFC”), the holding company for Community Bankers Bank. The level of FRB-R and FHLB-A stock that the Company is required to hold is determined in accordance with membership guidelines provided by the Federal Reserve Bank Board of Governors or the Federal Home Loan Bank of Atlanta. Stock ownership in the bank holding company for Community Bankers’ Bank provides the Bank with several benefits that are not available to non-shareholder correspondent banks. None of these restricted securities are traded on the open market and can only be redeemed by the respective issuer.

At June 30, 2015, the unrestricted securities portfolio totaled $120.2 million. The following table summarizes the Company's available for sale securities by type as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015	Percent	December 31, 2014	Percent
	Balance	of Total	Balance	of Total
U.S.Government agencies	$20,818	17.32%	$31,528	22.23%
Corporate bonds	12,184	10.14%	21,276	15.00%
Asset-backed securities	2,111	1.76%	2,105	1.49%
Mortgage-backed securities	62,589	52.09%	63,220	44.58%
Municipal bonds	22,456	18.69%	23,687	16.70%
Total available for sale securities	$120,158	100.00%	$141,816	100.00%

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

As of June 30, 2015, total loans were $367.1 million, an increase of $53.8 million or 17.2% from the balance of $313.3 million as of December 31, 2014 and an increase of $74.8 million or 25.6% from the $292.3 million at June 30, 2014. Loans as a percentage of total assets at June 30, 2015 were 69.2%, an improvement over the 57.7% ratio as of June 30, 2014. Loans as a percentage of deposits at June 30, 2015 were 80.2%, a 19.3% improvement over the 67.2% ratio as of the year prior.

The Company has experienced three sequential quarters of significant expansion in total loans due to purchases of $27.0 million in syndicated loans and $10.8 million in student loans, along with approximately $37.0 million in net organic loan growth since June 30, 2014. The purchase of loans is considered a secondary strategy, which allows the Company to supplement organic loan growth and enhance earnings. Syndicated loans represent shared national credits in leveraged lending transactions and are included in the commercial and industrial portfolio. The Company has developed policies to limit overall credit exposure to the syndicated market as a whole and to each borrower. The package of student loans totaling $10.8 million was purchased on the last day of the second quarter of 2015; therefore, the resulting interest income from this purchase will begin to be realized in the third quarter of 2015. Along with the purchase of these student loans, the Company purchased a surety bond that fully guarantees this portion of the Company’s consumer portfolio.

The following table summarizes the Company's loan portfolio by type of loan as of June 30, 2015, December 31, 2014, and June 30, 2014 (dollars in thousands):

	June 30, 2015	Percent	December 31, 2014	Percent	June 30, 2014	Percent
	Balance	of Total	Balance	of Total	Balance	of Total
Commercial and industrial	$76,825	20.9%	$60,940	19.5%	$51,371	17.6%
Real estate - commercial	161,008	43.9%	141,342	45.1%	134,067	45.9%
Real estate - residential mortgage	88,158	24.0%	85,660	27.3%	80,974	27.7%
Real estate - construction	16,026	4.4%	11,912	3.8%	14,025	4.8%
Consumer installment and other	25,068	6.8%	13,400	4.3%	11,835	4.0%
Total loans	$367,085	100.0%	$313,254	100.0%	$292,272	100.0%

Loan quality

Nonaccrual loans remained low and totaled $205 thousand at June 30, 2015, fairly level with the $218 thousand reported at December 31, 2014 and down $290 thousand or 58.6% compared to $495 thousand at June 30, 2014.

At June 30, 2015, the Company had seven loans in the amount of $1.8 million classified as impaired loans. Of this total, $1.6 million were Troubled Debt Restructurings (TDRs) which are still accruing interest. The Company had no loans past due ninety or more days and still accruing interest in its portfolio as of June 30, 2015.

At December 31, 2014, the Company had loans in the amount of $1.7 million classified as impaired loans. Of this total, $1.5 million were TDRs which are still accruing interest. The Company had no loans past due ninety or more days and still accruing interest in its portfolio as of the end of 2014.

Management identifies potential problem loans through its periodic loan review process and defines potential problem loans as those loans classified as special mention, substandard, or doubtful.

Allowance for loan losses

The allowance for loan losses as a percentage of total loans at June 30, 2015 was 0.94% compared to 1.01% at December 31, 2014 and 1.08% at June 30, 2014.

The following is a summary of the changes in the allowance for loan losses for the six months ended June 30, 2015 and June 30, 2014 (dollars in thousands):

	2015	2014
Allowance for loan losses, January 1	$3,164	$3,360
Chargeoffs	(88)	(110)
Recoveries	61	25
Provision for (recovery of) loan losses	317	(118)
Allowance for loan losses, June 30	$3,454	$3,157

Net loan charge-offs for the first six months of 2015 totaled $27 thousand, compared to net charge-offs totaling $85 thousand during the first six months of 2014. A provision for loan losses amounting to $317 thousand was recorded during the first quarter of 2015, with no provision recorded during the second quarter of 2015. During the first six months of 2014, a recovery of provision for loan losses amounting to $118 thousand was recorded.

The relationship of the allowance for loan losses to total loans at June 30, 2015, December 31, 2014, and June 30, 2014 appears below (dollars in thousands):

	June 30,	December 31,	June 30,
	2015	2014	2014
Loans held for investment at period-end	$367,085	$313,254	$292,272
Allowance for loan losses	$3,454	$3,164	$3,157
Allowance as a percent of period-end loans	0.94%	1.01%	1.08%

As discussed above, a package of student loans totaling $10.8 million was purchased on June 30, 2015. Along with the purchase of these loans, the Company purchased a surety bond that fully guarantees this portfolio; therefore, no allowance was reserved for this portion of total loans. Additionally, the decreased balance in the allowance relative to total loans compared to the prior periods is reflective of the continued improvement in the underlying credit quality factors used in measuring inherent risk within the loan portfolio.

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

Management reviews the adequacy of the Allowance for Loan Losses on a quarterly basis to ensure it is adequate based upon the calculated potential losses inherent in the portfolio. Management believes the allowance for loan losses was adequately provided for as of June 30, 2015.

Premises and equipment

The Company’s premises and equipment, net of depreciation, as of June 30, 2015 totaled $9.1 million compared to the December 31, 2014 amount of $9.5 million. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method based on the estimated useful lives of assets. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, assets and related accumulated depreciation are removed from the books, and any resulting gain or loss is charged to income.

As of June 30, 2015, the Company and its subsidiaries occupied seven full-service banking facilities in the cities of Charlottesville and Winchester, as well as the counties of Albemarle and Orange in Virginia. The Bank also had a loan production office in Warrenton, Virginia.

The multi-story office building at 404 People Place in Charlottesville also serves as the Company’s corporate headquarters and operations center, as well as the principal offices of VNB Wealth.

The Arlington Boulevard and People Place facilities also contain office space that is currently under lease to tenants.

Deposits and securities sold under agreement to repurchase

Depository accounts represent the Company’s primary source of funds and are comprised of demand deposits, interest-bearing checking accounts, money market deposit accounts and time deposits. These deposits have been provided predominantly by individuals, professionals and small businesses in the Charlottesville/Albemarle area, the Orange County area, and the Winchester area. Total deposits as of June 30, 2015 were $457.8 million, relatively level with the balances of $456.7 million at December 31, 2014. In comparing total deposits as of a year ago, balances as of June 30, 2015 are $22.7 million higher than the $435.1 million total as of June 30, 2014.

Securities sold under agreement to repurchase are available to non-individual accountholders on an overnight term through the Company’s investment sweep product. Total balances in securities sold under agreement to repurchase as of June 30, 2015 were $16.1 million, compared to $18.0 million at December 31, 2014 and $10.8 million as of June 30, 2014.

Noninterest-bearing demand deposits on June 30, 2015 were $160.6 million, representing 35.1% of total deposits. Interest-bearing transaction and money market accounts totaled $178.4 million, and represented 38.9% of total deposits at June 30, 2015. Collectively, noninterest-bearing and interest-bearing transaction and money market accounts represented 74.0% and 74.4% of total deposit accounts at June 30, 2015 and December 31, 2014, respectively. These account types are an excellent source of low-cost funding for the Company.

Certificates of deposit and other time deposit accounts totaled $118.8 million at June 30, 2015 and $117.1 million at December 31, 2014. Included in this deposit total are Certificate of Deposit Account Registry Service CDs, known as CDARSTM, whereby depositors can obtain FDIC deposit insurance on account balances of up to $50 million. CDARS deposits totaled $16.0 million as of June 30, 2015, compared to $18.7 million at December 31, 2014.

Deposit accounts

(dollars in thousands)	June 30, 2015		December 31, 2014		June 30, 2014
		% of Total		% of Total		% of Total
No cost and low cost deposits	Balance	Deposits	Balance	Deposits	Balance	Deposits
Noninterest demand deposits	$160,577	35.1%	$152,107	33.3%	$141,061	32.4%
Interest checking accounts	81,004	17.7%	93,208	20.4%	82,272	18.9%
Money market deposit accounts	97,404	21.2%	94,310	20.7%	89,211	20.5%
Total noninterest and low
cost deposit accounts	$338,985	74.0%	$339,625	74.4%	$312,544	71.8%

Time deposit accounts
Certificates of deposit	$102,792	22.5%	$98,401	21.5%	$96,964	22.3%
CDARS deposits	16,020	3.5%	18,693	4.1%	25,621	5.9%
Total certificates of deposit
and other time deposits	$118,812	26.0%	$117,094	25.6%	$122,585	28.2%

Total deposit account balances	$457,797	100.0%	$456,719	100.0%	$435,129	100.0%

Securities sold under agreements to repurchase
(dollars in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
	Balance	Balance	Balance
Securities sold under
agreements to repurchase	$16,108	$17,995	$10,764

Shareholders' equity and regulatory capital ratios

The following table displays the changes in shareholders' equity for the Company from December 31, 2014 to June 30, 2015 (dollars in thousands):

Equity, December 31, 2014	$60,632
Net income	1,182
Change in accumulated other comprehensive income (loss)	(410)
Cash dividends paid	(444)
Stock purchased under stock repurchase plan	(5,808)
Stock options exercised	23
Equity increase due to expensing of stock options	15
Equity, June 30, 2015	$55,190

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

Using the new capital requirements, the Company’s capital ratios remain well above the levels designated by bank regulators as "well capitalized" at June 30, 2015. Under the current risk-based capital guidelines of federal regulatory authorities, the Company has a Tier 1 capital ratio of 13.85% of its risk-weighted assets and a total capital ratio of 14.71% of its risk-weighted assets. Both are well in excess of the minimum capital requirements of 6.00% and 8.00%, respectively. Additionally, the Company has a leverage ratio of 10.24% of total assets, which is well in excess of the minimum 5.00% level designated by bank regulators under “well capitalized” capital guidelines.

Stock repurchase program

On September 22, 2014, the Company issued a press release and filed a Form 8-K with the Securities and Exchange Commission to announce the approval by its Board of Directors of a stock repurchase program authorizing repurchase of up to 400,000 shares of the Company's common shares through the open market or in privately negotiated transactions. The repurchase program is authorized through September 18, 2015. As of June 30, 2015, the Company had repurchased 265,212 shares under this program.

RESULTS OF OPERATIONS

Net income

Net income for the three months ended June 30, 2015 was $767 thousand compared to the $445 thousand reported for the three months ended June 30, 2014. Earnings per share (basic and diluted) were $0.30 per share for the quarter ended June 30, 2015 compared to $0.16 per share for the same quarter in the prior year. The $322 thousand increase in net income for the second quarter of 2015 when compared to the same period of 2014 is attributable to an increase in net interest income of $407 thousand, an increase in noninterest income of $105 thousand, and a decrease in noninterest expenses of $99 thousand, partially offset by an increase of $118 thousand in the provision for loan losses and an increase of $171 thousand in the provision for income taxes.

Net income for the first six months of 2015 was $1.182 million, or 24.3% higher than the reported net income of $951 thousand during the same period in 2014. Earnings per share (basic and diluted) for the first half of 2015 was $0.45 per share, or $0.10 higher than the $0.35 per share reported in the first half of 2014. The $231 thousand increase in net income during the first six months of 2015 from the first six months of 2014 is attributable to several positive factors, including an increase of $533 thousand in net interest income, a $212 thousand increase in noninterest income, and a decrease of $146 thousand in noninterest expense. Partially offsetting the net increase was an increase of $435 thousand in provision for loan losses and an increase of $225 thousand in provision for income taxes.

Net interest income

Net interest income for the three months ended June 30, 2015 was $3.978 million, a $407 thousand increase compared to net interest income of $3.571 million for the three months ended June 30, 2014. Net interest income is computed as the difference between the interest income on earning assets and the interest expense on deposits and other interest-bearing liabilities. Net interest income represents the principal source of revenue for the Company.

Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates, together with the volume and mix of earning assets and interest-bearing liabilities, impact net interest income and net interest margin. The net interest margin of 3.18% for the three months ended June 30, 2015 was 21 basis points higher than the net interest margin of 2.97% from the quarter ended December 31, 2014 and eight basis points higher than the quarter ended June 30, 2014. On a year to date basis, the net interest margin of 3.09% as of June 30, 2015 was 5 basis points below the 3.14% reported for the first six months of 2014.

Total interest income of $4.220 million for the quarter ended June 30, 2015 was $420 thousand higher than the $3.800 million earned in the same quarter of 2014. Total interest income was positively impacted due to the increase in average earning assets, especially in the loan portfolio growth. For the quarter ended June 30, 2015, average earning assets were $509.2 million or $38.8 million higher than the $470.4 million in average earning assets for the second quarter of 2014. Average loan balances were $57.0 million higher in the quarter ended June 30, 2015 than the same quarter in 2014, while the average balances in all other earning assets contracted by $18.2 million. The improvement in the earnings mix resulted in an earning asset yield, adjusted to a tax equivalent basis, for the three months ended June 30, 2015 of 3.37% or 8 basis points above the tax equivalent earning asset yield of 3.29% for the three months ended June 30, 2014.

The loan yield for the second quarter of 2015 was 4.05% or 21 basis points lower than the 4.26% loan yield for the same period in 2014. Loan yields contracted due to lower rates on new production in the protracted low interest rate environment combined with pay-offs of higher interest loans. The decrease in loan rates lowered interest income by $159 thousand for the three months ended June 30, 2015, compared to the same quarter a year ago. However, the volume increase in loans accounted for an increase of $581 thousand, resulting in an additional $422 thousand in interest income on loans for the three months ended June 30, 2015 compared to the same quarter a year ago.

Interest expense of $242 thousand for the three months ended June 30, 2015 was fairly level with $229 thousand for the three months ended June 30, 2014. The increase in noninterest-bearing deposit balances resulted in the interest expense as a percentage of average earning assets of 0.19% for the current quarter. The Company’s net interest income continues to benefit from having one of the lowest cost of funds among community banks in the country. A table showing the mix of no cost and low cost deposit accounts is shown under “Financial Condition - Deposits and securities sold under agreement to repurchase” earlier in this report.

For the six months ended June 30, 2015, the Company recorded $7.753 million in net interest income, or 7.4% more than the $7.220 million recorded for the same six months a year ago. Total interest income was $556 thousand higher than the prior year, which was slightly offset by an increase in interest expense of $23 thousand to account for the $533 thousand increase in net interest income. The Bank’s tax-equivalent net interest margin for the first half of 2015 was 3.09% or 5 basis points lower than the 3.14% reported for the same period in 2014.

The earning asset yield, as computed on a tax-equivalent basis, was 3.28% on average earning asset balances of $513.4 million for the six months ended June 30, 2015. On average, loan balances and investment securities were 65.5% and 28.8%, respectively, of the earning assets for the first half of 2015. The earning asset yield for the six months ended June 30, 2014 was 3.34% on average earning asset balances of $470.9 million, or $42.5 million less than the same period in 2015.

The Company’s cost of funds for the six months ended June 30, 2015 and 2014 was 0.19%. On average, total funding increased $40.0 million to $486.8 million for the first six months of 2015, as compared to $446.8 million for the same period in 2014.

The following table details the average balance sheet, including an analysis of net interest income for earning assets and interest bearing liabilities, for the three and six months ended June 30, 2015 and 2014. The table also includes a rate/volume analysis for these same periods (dollars in thousands).

Consolidated Average Balance Sheet And Analysis of Net Interest Income

	For the three months ended
	June 30, 2015			June 30, 2014			Change in Interest Income/ Expense
		Interest	Average		Interest	Average	Change Due to : [4]		Total
	Average	Income/	Yield/	Average	Income/	Yield/			Increase/
	Balance	Expense	Cost	Balance	Expense	Cost	Volume	Rate	(Decrease)
ASSETS
Interest Earning Assets:
Securities
Taxable Securities	$126,930	$570	1.80%	$117,105	$547	1.87%	$45	$(22)	$23
Tax Exempt Securities [1]	18,825	165	3.51%	20,847	183	3.51%	(18)	-	(18)
Total Securities [1]	145,755	735	2.02%	137,952	730	2.12%	27	(22)	5
Total Loans	349,612	3,529	4.05%	292,642	3,107	4.26%	581	(159)	422
Fed Funds Sold	11,893	6	0.20%	38,560	22	0.23%	(14)	(2)	(16)
Other Interest Bearing Deposits	1,918	6	1.25%	1,263	3	0.95%	2	1	3
Total Earning Assets	509,178	4,276	3.37%	470,417	3,862	3.29%	596	(182)	414
Less: Allowance for Loan Losses	(3,480)			(3,378)
Total Non-Earning Assets	37,710			41,371
Total Assets	$543,408			$508,410

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$82,315	$10	0.05%	$82,388	$10	0.05%	$-	$-	$-
Money Market Deposits	95,018	48	0.20%	86,067	39	0.18%	4	5	9
Time Deposits	117,107	171	0.59%	124,764	171	0.55%	(11)	11	-
Total Interest-Bearing Deposits	294,440	229	0.31%	293,219	220	0.30%	(7)	16	9
Securities Sold Under Agreement
to Repurchase	20,355	13	0.26%	13,885	9	0.26%	4	-	4
Total Interest-Bearing Liabilities	314,795	242	0.31%	307,104	229	0.30%	(3)	16	13
Non-Interest-Bearing Liabilities:
Demand deposits	168,216			140,544
Other liabilities	1,041			1,061
Total Liabilities	484,052			448,709
Shareholders' Equity	59,356			59,701
Total Liabilities & Shareholders' Equity	$543,408			$508,410
Net Interest Income (Tax Equivalent)		$4,034			$3,633		$599	$(198)	$401
Interest Rate Spread [2]			3.06%			2.99%
Interest Expense as a Percentage
of Average Earning Assets			0.19%			0.20%
Net Interest Margin [3]			3.18%			3.10%

(1)	Tax-exempt income for investment securities has been adjusted to a fully tax-equivalent basis (FTE), using a Federal income tax rate of 34%

(2)	Interest spread is the average yield earned on earning assets less the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is net interest income expressed as a percentage of average earning assets.

(4)	The impact on the net interest income resulting from changes in averages balances and average rates is shown for the period indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Consolidated Average Balance Sheet And Analysis of Net Interest Income

	For the six months ended
	June 30, 2015			June 30, 2014			Change in Interest Income/Expense
		Interest	Average		Interest	Average	Change Due to: [4]		Total
	Average	Income/	Yield/	Average	Income/	Yield/			Increase/
	Balance	Expense	Cost	Balance	Expense	Cost	Volume	Rate	(Decrease)
ASSETS
Interest Earning Assets:
Securities
Taxable Securities	$128,529	$1,173	1.83%	$115,900	$1,092	1.88%	$116	$(35)	$81
Tax Exempt Securities (1)	19,361	341	3.52%	20,710	364	3.52%	(24)	1	(23)
Total Securities (1)	147,890	1,514	2.05%	136,610	1,456	2.13%	92	(34)	58
Total Loans	336,290	6,791	4.07%	295,725	6,296	4.29%	831	(336)	495
Fed Funds Sold	26,992	29	0.22%	37,350	41	0.22%	(11)	(1)	(12)
Other Interest Bearing Deposits	2,206	13	1.19%	1,257	6	0.96%	5	2	7
Total Earning Assets	513,378	8,347	3.28%	470,942	7,799	3.34%	917	(369)	548
Less: Allowance for Loan Losses	(3,352)			(3,378)
Total Non-Earning Assets	38,357			42,073
Total Assets	$548,383			$509,637

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$82,317	$21	0.05%	$81,943	$20	0.05%	$-	$1	$1
Money Market Deposits	95,408	94	0.20%	86,739	79	0.18%	8	7	15
Time Deposits	116,491	338	0.59%	124,025	338	0.55%	(21)	21	-
Total Interest-Bearing Deposits	294,216	453	0.31%	292,707	437	0.30%	(13)	29	16
Securities Sold Under Agreement
to Repurchase	20,109	25	0.25%	14,811	18	0.25%	7	-	7
Total Interest-Bearing Liabilities	314,325	478	0.31%	307,518	455	0.30%	(6)	29	23
Non-Interest-Bearing Liabilities:
Demand deposits	172,513			139,304
Other liabilities	1,180			3,500
Total Liabilities	488,018			450,322
Shareholders' Equity	60,365			59,315
Total Liabilities & Shareholders' Equity	$548,383			$509,637
Net Interest Income (Tax Equivalent)		$7,869			$7,344		$923	$(398)	$525
Interest Rate Spread (2)			2.97%			3.04%
Interest Expense as a Percentage
of Average Earning Assets			0.19%			0.19%
Net Interest Margin (3)			3.09%			3.14%

(1)	Tax-exempt income for investment securities has been adjusted to a fully tax-equivalent basis (FTE), using a Federal income tax rate of 34%

(2)	Interest spread is the average yield earned on earning assets less the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is net interest income expressed as a percentage of average earning assets.

(4)	The impact on the net interest income resulting from changes in averages balances and average rates is shown for the period indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for loan losses

Through the first two quarters of 2015, a total of $317 thousand in provision for loan losses was recorded, compared to a recovery of provision for loan loss of $118 thousand being recorded for the first six months of 2014. The 2015 loan loss provision was driven by the $53.8 million in loan growth. In management’s opinion, the allowance was adequately provided for at June 30, 2015. Further discussion of management’s assessment of the allowance for loan losses is provided earlier in the report and in Note 4 – Allowance for Loan Losses, found in the Notes to the Consolidated Financial Statements.

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

Noninterest income for the quarter ended June 30, 2015 was $1.255 million, an increase of $105 thousand from the $1.150 million reported for the quarter ended June 30, 2014. On a year to date basis, noninterest income for 2015 was $2.439 million, up $212 thousand compared to $2.227 million through the first six months of 2014. This increase was primarily driven by the mortgage banking revenue from a new line of business commenced during the second quarter of 2014 and from the new fee structure implemented late in the third quarter of 2014.

The components of noninterest income for the three and six months are shown below (dollars in thousands):

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Noninterest income:
Trust income	$445	$468	$894	$960
Customer service fees	233	224	467	439
Debit/credit card and ATM fees	219	184	399	357
Earnings/increase in value of bank owned
life insurance	110	109	218	216
Gains on sales of securities	24	3	46	16
Royalty income	36	38	81	38
Fees on mortgage sales	57	9	94	9
Other	131	115	240	192
Total noninterest income	$1,255	$1,150	$2,439	$2,227

Noninterest expense

Noninterest expense for the second quarter of 2015 was $4.175 million, a decrease of $99 thousand from the $4.274 million reported in the quarter ended June 30, 2014. For the first six months of 2015, noninterest expense totaled $8.293 million, a reduction of $146 thousand from the total of $8.439 million recorded for the same period in 2014. A decline in other expenses of $80 thousand and in salaries and employee benefits of $61 thousand contributed to the year-over-year decrease. Management continues to evaluate expense categories for potential reductions that would have a positive impact on net income on an ongoing basis.

The components of noninterest expense for the three and six months are shown below (dollars in thousands):

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Noninterest expense:
Salaries and employee benefits	$2,215	$2,356	$4,531	$4,592
Net occupancy	483	491	979	983
Equipment	136	121	266	267
Other	1,341	1,306	2,517	2,597
Total noninterest expense	$4,175	$4,274	$8,293	$8,439

The efficiency ratio improved to 78.9% for the second quarter of 2015 compared to 89.8% for the second quarter of 2014. The efficiency ratio of 80.5% for the first half of 2015 compared favorably to the 88.6% for the same period of 2014. The loan growth and mortgage origination initiatives, along with fee increases, should add to the revenue stream. In concert, cost containment strategies should lower expenses. Together, these initiatives and strategies should have the impact of improving efficiency over time.

OTHER SIGNIFICANT EVENTS

None

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Controller (Acting Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Controller (Acting Principal Financial Officer) have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

The table below represents the number of shares repurchased by quarter since the Plan’s inception on September 22, 2014 through June 30, 2015.

				Maximum
			Total number	number of
			of shares	shares that
	Total number of	Average price	purchased as	may yet be
	shares	paid per	part of publicly	purchased
Period	purchased	share	announced Plan	under the Plan
September 22, 2014 to
September 30, 2014	-	$-	-	400,000
October 1, 2014 to
December 31, 2014	11,500	$22.75	11,500	388,500
January 1, 2015 to
March 31, 2015	805	$22.50	12,305	387,695
April 1, 2015 to
June 30, 2015	252,907	$22.90	265,212	134,788
Total	265,212	$22.89	265,212	134,788

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

(a) Required 8-K disclosures.

None

(b) Changes in procedures for director nominations by security holders.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
2.0	Reorganization Agreement and Plan of Share Exchange, dated as of March 6, 2013, between Virginia National Bank and Virginia National Bankshares Corporation [a]

3.1	Articles of Incorporation of Virginia National Bankshares Corporation, as amended and restated [b]

3.2	Bylaws of Virginia National Bankshares Corporation [c]

10.1	Virginia National Bank 1998 Stock Incentive Plan [d]

10.2	Virginia National Bank 2003 Stock Incentive Plan [e]

10.3	Virginia National Bank Amended and Restated 2005 Stock Incentive Plan [f]

10.4	Virginia National Bankshares Corporation 2014 Stock Incentive Plan [g]

31.1	302 Certification of Principal Executive Officer

31.2	302 Certification of Acting Principal Financial Officer

32.1	906 Certification

101.0

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2015 and June 30, 2014, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and June 30, 2014, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2015 and June 30, 2014, (v) the Consolidated Statements of Cash Flows for the six months ended June 30 and June 30, 2014 and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

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

VIRGINIA NATIONAL BANKSHARES CORPORATION
(Registrant)

By:	/s/ Glenn W. Rust
Glenn W. Rust
President and Chief Executive Officer

Date:	August 14, 2015

By:	/s/ Vicki T. Miller
Vicki T. Miller
Senior Vice President and Controller

Date:	August 14, 2015