Form 10-K/A
period 2014-12-31
Virginia National Bankshares Corp
filed 2015-08-19
CIK 1572334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are hereby incorporated into Amendment No. 1 on Form 10-K/A by reference:

Part II and Part IV of the Virginia National Bankshares Corporation 2014 Annual Report on Form 10-K filed March 30, 2015.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to Virginia National Bankshares Corporation’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Original Filing”) is being filed solely for the purpose of amending and restating in its entirety Part II, Item 9A, Controls and Procedures, to affirm that as of December 31, 2014, management has concluded that the internal control over financial reporting was effective.

In accordance with Rule 12b-15 under the U.S. Securities Exchange Act of 1934 (the “Exchange Act”), Part II, Item 9A of the Original Filing has been amended and restated in its entirety, and Part IV, Item 15 of the Original Filing has been amended and restated solely to include as exhibits the new certifications required by Rule 13a-14(a) under the Exchange Act. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

	FORM 10-K/A INDEX
		Page
	Part II
Item 9A	Controls and Procedures	4

	Part IV
Item 15	Exhibits, Financial Statement Schedules	5

Signatures		6

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

Based on their evaluation as of December 31, 2014, the Company’s Chief Executive Officer and Controller (Acting Principal Financial Officer) have concluded that the disclosure controls and procedures were effective at the reasonable assurance level.

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

Based on their evaluation using these criteria, the Company’s Chief Executive Officer and Controller (Acting Principal Financial Officer) have concluded that the internal control over financial reporting was effective. The annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Part IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The exhibits required for this Amendment 1 are included, attached, or incorporated by reference as indicated below.

(1)(2) Financial Statements and Schedules

The following consolidated financial statements and reports of independent registered public accountants of the Company that are required to be filed in our Annual Report are included in the Original Filing in Part II, Item 8 – Consolidated Financial Statements and Supplementary Data:

(i)	Consolidated Balance Sheets – December 31, 2014 and December 31, 2013
(ii)	Consolidated Statements of Income – Years ended December 31, 2014 and December 31, 2013
(iii)	Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2014 and December 31, 2013
(iv)	Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2014 and December 31, 2013
(v)	Consolidated Statements of Cash Flows – Years ended December 31, 2014 and December 31, 2013
(vi)	Notes to the Consolidated Financial Statements

(3) Exhibit Index:

Exhibit
Number	Description of Exhibit
2.0	Reorganization Agreement and Plan of Share Exchange, dated as of March 6, 2013, between Virginia National Bank and Virginia National Bankshares Corporation [a]
3.1	Articles of Incorporation of Virginia National Bankshares Corporation, as amended and restated [b]
3.2	Bylaws of Virginia National Bankshares Corporation [c]
10.1	Virginia National Bank 1998 Stock Incentive Plan [d]
10.2	Virginia National Bank 2003 Stock Incentive Plan [e]
10.3	Virginia National Bank Amended and Restated 2005 Stock Incentive Plan [f]
10.4	Virginia National Bankshares Corporation 2014 Stock Incentive Plan [g]
21.0	Subsidiaries of the Registrant [h]
31.1	302 Certification of Principal Executive Officer
31.2	302 Certification of Acting Principal Financial Officer
32.1	906 Certification [h]
101.0	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Income for the years ended December 31, 2014 and December 31, 2013, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014 and December 31, 2013, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for years ended December 31, 2014 and December 31, 2013, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014 and December 31, 2013, and (vi) the Notes to the Consolidated Financial Statements [h]

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
h Incorporated herein by reference to the corresponding exhibit to the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

VIRGINIA NATIONAL BANKSHARES CORPORATION

/s/ Glenn W. Rust
Glenn W. Rust
President and Chief Executive Officer

Date: August 19, 2015