Form 10-Q
period 2015-09-30
Virginia National Bankshares Corp
filed 2015-11-12
CIK 1572334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

___________

FORM 10-Q
___________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 10, 2015:

Class of Stock	Shares Outstanding
Common Stock, Par Value $2.50	2,435,874

VIRGINIA NATIONAL BANKSHARES CORPORATION

FORM 10-Q

TABLE OF CONTENTS

Part I. Financial Information
Item 1	Financial Statements
Consolidated Balance Sheets (unaudited)	Page 3
Consolidated Statements of Income (unaudited)	Page 4
Consolidated Statements of Comprehensive Income (unaudited)	Page 5
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)	Page 6
Consolidated Statements of Cash Flows (unaudited)	Page 7
Notes to Consolidated Financial Statements (unaudited)	Page 8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 28
Application of Critical Accounting Policies and Estimates	Page 28
Financial Condition	Page 28
Results of Operations	Page 33

Item 3	Quantitative and Qualitative Disclosures About Market Risk	Page 38

Item 4	Controls and Procedures	Page 38

Part II. Other Information
Item 1	Legal Proceedings	Page 38
Item 1	A	Risk Factors	Page 38
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	Page 38
Item 3	Defaults Upon Senior Securities	Page 39
Item 4	Mine Safety Disclosures	Page 39
Item 5	Other Information	Page 39
Item 6	Exhibits	Page 40

Signatures	Page 41

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	September 30, 2015	December 31, 2014 *
ASSETS	(UNAUDITED)
Cash and due from banks	$12,152	$12,834
Federal funds sold	5,312	41,273
Securities:
Available for sale, at fair value	115,460	141,816
Restricted securities, at cost	1,586	1,565
Total securities	117,046	143,381
Loans	390,098	313,254
Allowance for loan losses	(3,513)	(3,164)
Loans, net	386,585	310,090
Premises and equipment, net	8,875	9,465
Other real estate owned, net of valuation allowance	540	1,177
Bank owned life insurance	13,364	13,034
Accrued interest receivable and other assets	4,899	5,799
Total assets	$548,773	$537,053
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest-bearing	$174,605	$152,107
Interest-bearing	79,248	93,208
Money market deposit accounts	104,960	94,310
Certificates of deposit and other time deposits	112,832	117,094
Total deposits	471,645	456,719
Securities sold under agreements to repurchase	19,436	17,995
Accrued interest payable and other liabilities	1,290	1,707
Total liabilities	492,371	476,421

Shareholders' equity:
Preferred stock, $2.50 par value, 2,000,000
shares authorized, no shares outstanding	-	-
Common stock, $2.50 par value, 10,000,000
shares authorized; 2,435,874 and 2,688,336
issued and outstanding at September 30, 2015
and December 31, 2014, respectively	6,090	6,721
Capital surplus	22,757	27,889
Retained earnings	27,310	25,978
Accumulated other comprehensive income	245	44
Total shareholders' equity	56,402	60,632
Total liabilities and shareholders' equity	$548,773	$537,053

*Derived from audited Consolidated Financial Statements

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest and dividend income:
Loans, including fees	$3,832	$3,100	$10,623	$9,396
Federal funds sold	13	23	42	64
Investment securities:
Taxable	452	545	1,584	1,595
Tax exempt	108	118	333	358
Dividends	21	20	62	62
Other	4	6	17	12
Total interest and dividend income	4,430	3,812	12,661	11,487

Demand and savings deposits	68	53	183	152
Certificates and other time deposits	174	173	512	511
Federal funds purchased and securities sold
under agreements to repurchase	12	9	37	27
Total interest expense	254	235	732	690
Net interest income	4,176	3,577	11,929	10,797
Provision for (recovery of) loan losses	88	-	405	(118)
Net interest income after provision for
(recovery of) loan losses	4,088	3,577	11,524	10,915

Noninterest income:
Trust income	410	444	1,304	1,404
Customer service fees	247	217	714	656
Debit/credit card and ATM fees	207	186	606	543
Earnings on bank owned life insurance	112	112	330	328
Gains on sales of securities	23	-	69	16
Royalty income	48	42	129	80
Fees on mortgage sales	56	10	150	19
Other	119	144	359	336
Total noninterest income	1,222	1,155	3,661	3,382

Noninterest expense:
Salaries and employee benefits	2,162	2,357	6,693	6,949
Net occupancy	483	495	1,462	1,478
Equipment	138	126	404	393
Other	1,361	1,278	3,878	3,875
Total noninterest expense	4,144	4,256	12,437	12,695

Income before income taxes	1,166	476	2,748	1,602
Provision for income taxes	327	94	727	269
Net income	$839	$382	$2,021	$1,333
Earnings per common share, basic	$0.34	$0.14	$0.79	$0.49
Earnings per common share, diluted	$0.34	$0.14	$0.79	$0.49

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income	$839	$382	$2,021	$1,333
Other comprehensive income
Unrealized gain on securities,
net of tax of $322 and $126
for the three and nine months
ended September 30, 2015;
and net of tax of $28 and $604
for the three and nine months
ended September 30, 2014	626	52	247	1,171
Reclassification adjustment
for realized gains on sales of securities,
net of tax of ($8) and ($23)
for the three and nine months
ended September 30, 2015;
and net of tax of $0 and ($5)
for the three and nine months
ended September 30, 2014	(15)	-	(46)	(11)
Total other comprehensive income	611	52	201	1,160
Total comprehensive income	$1,450	$434	$2,222	$2,493

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(dollars in thousands, except per share data)
(unaudited)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2013	$6,725	$27,915	$24,747	$(1,431)	$57,956
Stock option/grant expense	-	41	-	-	41
Stock options exercised	24	165	-	-	189
Cash dividend ($0.20 per share)	-	-	(538)	-	(538)
Net income	-	-	1,333	-	1,333
Other comprehensive income	-	-	-	1,160	1,160
Balance, September 30, 2014	$6,749	$28,121	$25,542	$(271)	$60,141

Balance, December 31, 2014	$6,721	$27,889	$25,978	$44	$60,632
Stock options exercised	3	20	-	-	23
Stock purchased under stock
repurchase plan	(634)	(5,174)	-	-	(5,808)
Stock option expense	-	22	-	-	22
Cash dividend ($0.275 per share)	-	-	(689)	-	(689)
Net income	-	-	2,021	-	2,021
Other comprehensive income	-	-	-	201	201
Balance, September 30, 2015	$6,090	$22,757	$27,310	$245	$56,402

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the nine months ended
	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,021	$1,333
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	405	(118)
Net amortization and accretion of securities	571	547
Net gains on sales of securities	(69)	(16)
Net gains on sales of assets	-	(44)
Earnings on bank owned life insurance	(330)	(328)
Depreciation and amortization	876	860
Stock option/stock grant expense	22	41
Writedown of other real estate owned	192	64
Losses on sales of other real estate owned	-	13
Decrease in accrued interest receivable and other assets	797	11,223
Decrease in accrued interest payable and other liabilities	(417)	(7,043)
Net cash provided by operating activities	4,068	6,532

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(26,770)	(34,444)
Net (increase) decrease in restricted investments	(21)	144
Proceeds from maturities, calls and principal payments of
available for sale securities	35,436	19,582
Proceeds from sales of available for sale securities	17,492	6,490
Net (increase) decrease in organic loans	(57,164)	10,021
Net increase in purchased loans	(19,736)	-
Proceeds from sale of other real estate owned	445	1,032
Proceeds from sale of bank premises and equipment	-	11
Purchase of bank premises and equipment	(286)	(549)
Net cash (used in) provided by investing activities	(50,604)	2,287

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts,
and money market accounts	19,188	6,140
Net decrease in certificates of deposit and other time deposits	(4,262)	(4,070)
Net increase (decrease) in securities sold under agreements to repurchase	1,441	(2,195)
Common stock repurchased	(5,808)	-
Proceeds from stock options exercised	23	189
Cash dividends	(689)	(538)
Net cash provided by (used in) financing activities	9,893	(474)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(36,643)	$8,345

CASH AND CASH EQUIVALENTS:
Beginning of period	$54,107	$40,072
End of period	$17,464	$48,417

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$738	$702
Taxes	$904	$2,438

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain on available for sale securities	$304	$1,759
Transfer of loans to other real estate owned	$-	$244

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2015

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

The preparation of financial statements in conformity with GAAP and the reporting guidelines prescribed by regulatory authorities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, deferred tax assets and other real estate owned. Operating results for the three-month and nine-month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date.” The amendments in ASU 2015-14 defer the effective date of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU 2014-09. The Company does not expect the adoption of ASU 2015-14 (or ASU 2014-09) to have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not expect the adoption of ASU 2015-16 to have a material impact on its consolidated financial statements.

Note 2. Securities

The amortized cost and fair values of securities available for sale as of September 30, 2015 and December 31, 2014 were as follows (dollars in thousands):

September 30, 2015	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agencies	$19,715	$238	$(11)	$19,942
Corporate bonds	11,152	11	(24)	11,139
Asset-backed securities	2,119	-	(21)	2,098
Mortgage-backed securities/CMOs	59,437	364	(215)	59,586
Municipal bonds	22,666	176	(147)	22,695
	$115,089	$789	$(418)	$115,460

December 31, 2014	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agencies	$31,189	$395	$(56)	$31,528
Corporate bonds	21,373	21	(118)	21,276
Asset-backed securities	2,133	-	(28)	2,105
Mortgage-backed securities/CMOs	63,327	297	(404)	63,220
Municipal bonds	23,727	157	(197)	23,687
	$141,749	$870	$(803)	$141,816

Securities having carrying values of $34.023 million at September 30, 2015 were pledged as collateral to secure public deposits and securities sold under agreements to repurchase. At December 31, 2014, securities having carrying values of $23.799 million were similarly pledged.

For the nine months ended September 30, 2015, proceeds from the sales and calls of securities amounted to $34.892 million, and realized gains on these securities were $69 thousand. For the nine months ended September 30, 2014, proceeds from the sales of securities amounted to $6.490 million, and realized gains on these securities were $16 thousand.

Restricted securities are securities with limited marketability and consist of stock in the Federal Reserve Bank of Richmond (“FRB”), the Federal Home Loan Bank of Atlanta (“FHLB”), and CBB Financial Corporation (“CBBFC”), the holding company for Community Bankers Bank, totaling $1.586 million as of September 30, 2015 and $1.565 million as of December 31, 2014. These restricted securities are carried at cost.

The following table summarizes all securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, at September 30, 2015 and December 31, 2014 (dollars in thousands):

September 30, 2015

	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$-	$-	$989	$(11)	$989	$(11)
Corporate bonds	6,028	(24)	-	-	6,028	(24)
Asset-backed securities	1,143	(18)	955	(3)	2,098	(21)
Mortgage-backed/CMOs	13,101	(43)	12,071	(172)	25,172	(215)
Municipal bonds	5,956	(80)	1,906	(67)	7,862	(147)
	$26,228	$(165)	$15,921	$(253)	$42,149	$(418)
December 31, 2014
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$6,375	$(21)	$966	$(35)	$7,341	$(56)
Corporate bonds	13,213	(102)	3,032	(16)	16,245	(118)
Asset-backed securities	98	-	2,007	(28)	2,105	(28)
Mortgage-backed/CMOs	6,276	(35)	25,081	(369)	31,357	(404)
Municipal bonds	1,769	(19)	10,330	(178)	12,099	(197)
	$27,731	$(177)	$41,416	$(626)	$69,147	$(803)

As of September 30, 2015, there were $42.149 million, or 48 issues of individual securities in a loss position. These securities have an unrealized loss of $418 thousand and consisted of 21 mortgage-backed/CMOs, 18 municipal bonds, and 9 other security issues.

The Company’s securities portfolio is primarily made up of fixed rate bonds, whose prices move inversely with interest rates. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality. Accordingly, as of September 30, 2015, management believes the impairments detailed in the table above are temporary, and no impairment loss has been realized in the Company’s consolidated income statement.

An “other-than-temporary impairment” (“OTTI”) is considered to exist if any of the following conditions are met: it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or the Company does not expect to recover the security’s entire amortized cost basis (even if the Company does not intend to sell). In the event that a security would suffer impairment for a reason that was “other than temporary,” the Company would be expected to write down the security’s value to its new fair value, and the amount of the write down would be included in earnings as a realized loss. As of September 30, 2015, management has concluded that none of its investment securities have an OTTI based upon the information available at this time. Additionally, management has the ability to hold any security with an unrealized loss until maturity or until such time as the value of the security has recovered from its unrealized loss position.

Note 3. Loans

The composition of the loan portfolio by loan classification at September 30, 2015 and December 31, 2014 appears below (dollars in thousands).

	September 30,	December 31,
	2015	2014
Commercial
Commercial and industrial - organic	$48,041	$46,125
Commercial and industrial - syndicated	24,027	14,815
Total commercial and industrial	72,068	60,940
Real estate construction and land
Residential construction	1,025	337
Other construction and land	18,108	11,575
Total construction and land	19,133	11,912
Real estate mortgages
1-4 family residential	63,066	60,162
Home equity lines of credit	28,713	25,498
Multifamily	21,170	26,462
Commercial owner occupied	58,678	60,868
Commercial non-owner occupied	90,277	54,012
Total real estate mortgage	261,904	227,002
Consumer
Consumer revolving credit	16,161	3,428
Consumer all other credit	10,308	9,972
Student loans purchased	10,524	-
Total consumer	36,993	13,400

Total loans	390,098	313,254
Less: Allowance for loan losses	(3,513)	(3,164)
Net loans	$386,585	$310,090

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

Following is a breakdown by class of the loans classified as impaired loans as of September 30, 2015 and December 31, 2014. These loans are reported at their recorded investment, which is the carrying amount of the loan as reflected on the Company’s balance sheet, net of charge-offs and other amounts applied to reduce the net book balance. Average recorded investment in impaired loans is computed using an average of month-end balances for these loans for either the nine months ended September 30, 2015 or the twelve months ended December 31, 2014. Interest income recognized is for the nine months ended September 30, 2015 or the twelve months ended December 31, 2014. (Dollars below reported in thousands.)

September 30, 2015		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Commercial and industrial - organic	$47	$65	$-	$5	$-
Other construction and land	62	105	-	65	-
1-4 family residential mortgages	504	528	-	747	19
Commercial non-owner occupied real estate	1,072	1,072	-	1,086	35
Impaired loans with a valuation allowance	-	-	-	-	-
Total impaired loans	$1,685	$1,770	$-	$1,903	$54

December 31, 2014		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Other construction and land	$69	$109	$-	$79	$1
1-4 family residential mortgages	525	545	-	437	16
Home equity lines of credits	-	-	-	50	3
Commercial owner occupied real estate	1,103	1,103	-	1,124	60
Commercial non-owner occupied real estate	-	-	-	46	-
Impaired loans with a valuation allowance	-	-	-	-	-
Total impaired loans	$1,697	$1,757	$-	$1,736	$80

Non-accrual loans are shown below by class (dollars in thousands):

	September 30, 2015	December 31, 2014
Commercial and industrial - organic	$47	$-
Other construction and land	62	69
1-4 family residential mortgages	136	149
Total nonaccrual loans	$245	$218

The following provides a summary, by class, of TDRs that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and TDRs that have been placed in non-accrual status, which are considered to be nonperforming (dollars in thousands).

Troubled debt restructuring (TDRs)	September 30, 2015		December 31, 2014
	No. of	Recorded	No. of	Recorded
	Loans	Investment	Loans	Investment
Performing TDRs
1-4 family residential mortgages	2	$368	2	$376
Commercial non-owner occupied real estate	1	1,072	1	1,103
Total performing TDRs	3	$1,440	3	$1,479

Nonperforming TDRs
Other construction and land	1	$36	1	$39
Total TDRs	4	$1,476	4	$1,518

None of the TDRs reported above were modified under the terms of a TDR during the nine months ended September 30, 2015 and 2014. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reportable. Additionally, there were no loans modified as TDRs that subsequently defaulted during the nine months ended September 30, 2015 and 2014 that were modified as TDRs during the twelve months prior to default.

There were no loans secured by 1-4 family residential property that were in the process of foreclosure at either September 30, 2015 or December 31, 2014. The one property that had previously been transferred to Other Real Estate Owned consisted of a 1-4 family residential property and was reported net of valuation allowance at $540 thousand at September 30, 2015 and $1.177 million at December 31, 2014. A portion of the property was sold during the second quarter of 2015 accounting for $445 thousand of the decrease in the amount carried. The remaining difference was due to a writedown of $192 thousand in the third quarter of 2015.

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

Good

0% applied, as these loans represent a low risk and are either secured by marketable securities within margin, or in the case of the student loans purchased, are fully insured by a surety bond purchased by the Company. The Company has never experienced a loss within this category.

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

The following represents the loan portfolio designated by the internal risk ratings assigned to each credit as of September 30, 2015 and December 31, 2014 (dollars in thousands).

				Special	Sub-
September 30, 2015	Excellent	Good	Pass	Mention	standard	Doubtful	TOTAL
Commercial
Commercial and industrial - organic	$660	$31,300	$15,970	$-	$111	$-	$48,041
Commercial and industrial - syndicated	-	-	21,057	-	2,970	-	24,027
Real estate construction
Residential construction	-	-	1,025	-	-	-	1,025
Other construction and land	-	-	17,470	-	638	-	18,108
Real estate mortgages
1-4 family residential	-	1,500	60,232	618	716	-	63,066
Home equity lines of credit	-	-	28,631	-	82	-	28,713
Multifamily	-	-	21,170	-	-	-	21,170
Commercial owner occupied	-	-	57,562	-	1,116	-	58,678
Commercial non-owner occupied	-	-	88,067	1,071	1,139	-	90,277
Consumer
Consumer revolving credit	88	15,523	544	-	6	-	16,161
Consumer all other credit	253	8,439	1,573	-	43	-	10,308
Student loans purchased	-	10,524	-	-	-	-	10,524
Total Loans	$1,001	$67,286	$313,301	$1,689	$6,821	$-	$390,098

				Special	Sub-
December 31, 2014	Excellent	Good	Pass	Mention	standard	Doubtful	TOTAL
Commercial
Commercial and industrial - organic	$3,579	$23,261	$18,487	$64	$734	$-	$46,125
Commercial and industrial - syndicated	-	-	14,815	-	-	-	14,815
Real estate construction
Residential construction	-	-	337	-	-	-	337
Other construction and land	-	-	10,903	507	165	-	11,575
Real estate mortgages
1-4 family residential	-	1,910	56,968	455	829	-	60,162
Home equity lines of credit	-	-	25,411	-	87	-	25,498
Multifamily	-	-	26,462	-	-	-	26,462
Commercial owner occupied	-	-	58,890	-	1,978	-	60,868
Commercial non-owner occupied	-	-	54,012	-	-	-	54,012
Consumer
Consumer revolving credit	34	3,054	332	-	8	-	3,428
Consumer all other credit	200	7,856	1,867	-	49	-	9,972
Total Loans	$3,813	$36,081	$268,484	$1,026	$3,850	$-	$313,254

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

Like the historical factors, qualitative factors are not assessed against loans rated “excellent” or rated “good,” since these are fully collateralized by cash, readily marketable securities, or, in the case of the student loans purchased, are fully insured by a surety bond purchased by the Company.

For each segment and class of loans, management must exercise significant judgment to determine the estimation method that fits the credit risk characteristics of its various segments. Although this evaluation is inherently subjective, qualified management utilizes its significant knowledge and experience related to both the market and history of the Company’s loan losses.

Impaired loans are individually evaluated and, if deemed appropriate, a specific allocation is made for these loans. In reviewing the seven loans in the amount of $1.685 million classified as impaired loans at September 30, 2015, there was no specific valuation allowance on any of these loans after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the borrower.

A summary of the transactions in the Allowance for Loan Losses by loan portfolio segment for the nine months ended September 30, 2015 and the year ended December 31, 2014 appears below (dollars in thousands):

As of and for the period ended September 30, 2015

		Real Estate
	Commercial	Construction and	Real Estate	Consumer
	Loans	Land	Mortgages	Loans	Total
Allowance for Loan Losses:
Balance as of December 31, 2014	$674	$102	$2,360	$28	$3,164
Charge-offs	(126)	-	-	(3)	(129)
Recoveries	27	-	46	-	73
Provision for (recovery of) loan losses	191	39	179	(4)	405
Ending Balance	$766	$141	$2,585	$21	$3,513

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	766	141	2,585	21	3,513

Loans:
Individually evaluated for impairment	$47	$62	$1,576	$-	$1,685
Collectively evaluated for impairment	72,021	19,071	260,328	36,993	388,413
Ending Balance	$72,068	$19,133	$261,904	$36,993	$390,098

As of and for the year ended December 31, 2014

		Real Estate
	Commercial	Construction and	Real Estate	Consumer
	Loans	Land	Mortgages	Loans	Total
Allowance for Loan Losses:
Balance as of December 31, 2013	$340	$198	$2,788	$34	$3,360
Charge-offs	(286)	-	(262)	(3)	(551)
Recoveries	32	-	10	7	49
Provision for (recovery of) loan losses	588	(96)	(176)	(10)	306
Ending Balance	$674	$102	$2,360	$28	$3,164

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	674	102	2,360	28	3,164

Loans:
Individually evaluated for impairment	$-	$69	$1,628	$-	$1,697
Collectively evaluated for impairment	60,940	11,843	225,374	13,400	311,557
Ending Balance	$60,940	$11,912	$227,002	$13,400	$313,254

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

The following tables show the aging of past due loans as of September 30, 2015 and December 31, 2014. Also included are loans that are 90 or more days past due but still accruing, because they are well secured and in the process of collection. (Dollars below reported in thousands.)

Past Due Aging as of							90 Days
September 30, 2015	30-59	60-89	90 Days or				Past Due
	Days Past	Days Past	More Past	Total Past		Total	and Still
	Due	Due	Due	Due	Current	Loans	Accruing
Commercial loans
Commercial and industrial - organic	$-	$-	$47	$47	$47,994	$48,041	$-
Commercial and industrial - syndicated	-	-	-	-	24,027	24,027	-
Real estate construction and land
Residential construction	-	-	-	-	1,025	1,025	-
Other construction and land	-	-	-	-	18,108	18,108	-
Real estate mortgages
1-4 family residential	-	36	23	59	63,007	63,066	23
Home equity lines of credit	12	-	-	12	28,701	28,713	-
Multifamily	-	-	-	-	21,170	21,170	-
Commercial owner occupied	-	-	-	-	58,678	58,678	-
Commercial non-owner occupied	-	-	-	-	90,277	90,277	-
Consumer loans
Consumer revolving credit	34	-	-	34	16,127	16,161	-
Consumer all other credit	3	-	-	3	10,305	10,308	-
Student loans purchased	127	5	28	160	10,364	10,524	28
Total Loans	$176	$41	$98	$315	$389,783	$390,098	$51

Past Due Aging as of							90 Days
December 31, 2014	30-59	60-89	90 Days or				Past Due
	Days Past	Days Past	More Past	Total Past		Total	and Still
	Due	Due	Due	Due	Current	Loans	Accruing
Commercial loans
Commercial and industrial - organic	$6	$-	$-	$6	$46,119	$46,125	$-
Commercial and industrial - syndicated	-	-	-	-	14,815	14,815	-
Real estate construction and land
Residential construction	-	-	-	-	337	337	-
Other construction and land	-	-	-	-	11,575	11,575	-
Real estate mortgages
1-4 family residential	-	24	-	24	60,138	60,162	-
Home equity lines of credit	-	-	-	-	25,498	25,498	-
Multifamily	-	-	-	-	26,462	26,462	-
Commercial owner occupied	-	-	-	-	60,868	60,868	-
Commercial non-owner occupied	-	-	-	-	54,012	54,012	-
Consumer loans
Consumer revolving credit	1	-	-	1	3,427	3,428	-
Consumer all other credit	12	30	-	42	9,930	9,972	-
Total Loans	$19	$54	$-	$73	$313,181	$313,254	$-

Note 5. Earnings Per Share

On September 22, 2014, the Company announced the approval by its Board of Directors of a stock repurchase program authorizing repurchase of up to 400,000 shares of the Company's common shares through September 18, 2015. The Company announced on September 21, 2015 that its Board of Directors extended the program for another year. A total of 265,212 shares at a weighted average price of $22.89 per share have been repurchased since the beginning of the program, with the remaining 134,788 shares available for purchase through September 18, 2016 under the extended program.

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock for the three months and nine months ended September 30, 2015 and 2014. Potential dilutive common stock equivalents have no effect on net income available to common shareholders.

Three Months Ended	September 30, 2015			September 30, 2014
(dollars in thousands, except per share data)		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic earnings per share	$839	2,435,874	$0.34	$382	2,697,674	$0.14
Effect of dilutive stock options	-	9,806	-	-	14,875	-
Diluted earnings per share	$839	2,445,680	$0.34	$382	2,712,549	$0.14

Nine Months Ended	September 30, 2015			September 30, 2014
(dollars in thousands, except per share data)		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic earnings per share	$2,021	2,566,308	$0.79	$1,333	2,694,487	$0.49
Effect of dilutive stock options	-	9,609	-	-	10,870	-
Diluted earnings per share	$2,021	2,575,917	$0.79	$1,333	2,705,357	$0.49

For the periods ended September 30, 2015, and September 30, 2014, option shares totaling 124,754 and 111,260, respectively, were considered anti-dilutive and were excluded from this calculation.

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

For all of the Company’s stock incentive plans (the “Plans”), the option price of incentive options will not be less than the fair value of the stock at the time an option is granted. Nonqualified options may be granted at a price established by the Board of Directors, including prices less than the fair market value on the date of grant. Outstanding options generally expire in ten years from the grant date. Stock options generally vest by the fourth or fifth anniversary of the date of the grant.

A summary of the shares issued and available under each of the Plans is shown below as of September 30, 2015:

	1998 Plan	2003 Plan	2005 Plan	2014 Plan
Aggregate shares issuable	430,100	128,369	230,000	250,000
Options issued, net of forfeited
and expired options	(379,939)	(108,054)	(142,947)	-
Cancelled due to Plan expiration	(50,161)	(20,315)	(87,053)	-
Remaining available for grant	-	-	-	250,000

Grants issued and outstanding:
Total vested and unvested shares	-	30,214	140,304	-
Fully vested shares	-	30,214	134,054	-

Exercise price range	N/A	$15.65 to	$11.74 to	N/A
		$18.26	$36.74

The Company accounts for all of its stock incentive plans under recognition and measurement accounting principles which require that the compensation cost relating to stock-based payment transactions be recognized in the financial statements. Stock-based compensation arrangements include stock options and restricted stock. All stock-based payments to employees are required to be valued at a fair value on the date of grant and expensed based on that fair value over the applicable vesting period. For the nine months ended September 30, 2015 and 2014, the Company recognized $22 thousand and $38 thousand, respectively, in compensation expense for stock options, and for the nine months ended September 30, 2014, an additional $3 thousand was recognized in compensation expense for restricted stock grants. As of September 30, 2015, there was $43 thousand in unamortized compensation expense remaining to be recognized in future reporting periods through 2017.

Stock Options

Changes in the stock options outstanding related to all of the Plans are summarized as follows (dollars in thousands except per share data):

	September 30, 2015
		Weighted Average	Aggregate
	Number of Options	Exercise Price	Intrinsic Value
Outstanding at January 1, 2015	180,796	$25.86	$271
Forfeited	(9,028)	24.46	-
Exercised	(1,250)	18.10	-
Outstanding at September 30, 2015	170,518	$25.99	$259

Options exercisable at September 30, 2015	164,268	$26.33	$222

The fair value of any grant is estimated at the grant date using the Black-Scholes pricing model. There were no stock option grants during the first three quarters of 2015, and there were stock option grants of 5,000 shares during the first quarter of 2014.

Summary information pertaining to options outstanding at September 30, 2015 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
	Number of	Average	Average	Number of	Average
	Options	Remaining	Exercise	Options	Exercise
Exercise Price	Outstanding	Contractual Life	Price	Exercisable	Price
$11.74 to 20.00	45,764	4.7 Years	$17.17	39,514	$17.22
$20.01 to 30.00	58,514	2.4 Years	24.83	58,514	24.83
$30.01 to 36.74	66,240	0.7 Years	33.10	66,240	33.10
Total	170,518	2.4 Years	$25.99	164,268	$26.33

Restricted Stock

The restricted stock that had been outstanding as of September 30, 2014 was fully vested in November 2014. No restricted stock grants were awarded during 2014 or the first nine months of 2015.

Note 7. Fair Value Measurements

Determination of Fair Value

The Company follows ASC 820, “Fair Value Measurements and Disclosures,” to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. This codification clarifies that the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

The following tables present the balances measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (dollars in thousands):

		Fair Value Measurements at September 30, 2015 Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$19,942	$-	$19,942	$-
Corporate bonds	11,139	-	11,139	-
Asset-backed securities	2,098	-	2,098	-
Mortgage-backed securities/CMOs	59,586	-	59,586	-
Municipal bonds	22,695	-	22,695	-
Total securities available for sale	$115,460	$-	$115,460	$-

		Fair Value Measurements at December 31, 2014 Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$31,528	$-	$31,528	$-
Corporate bonds	21,276	-	21,276	-
Asset-backed securities	2,105	-	2,105	-
Mortgage-backed securities/CMOs	63,220	-	63,220	-
Municipal bonds	23,687	-	23,687	-
Total securities available for sale	$141,816	$-	$141,816	$-

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

Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. The Company had $1.685 million and $1.697 million in impaired loans as of September 30, 2015 and December 31, 2014, respectively. None of these impaired loans required a valuation allowance after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the customer.

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

The following table presents the Company’s assets that were measured at fair value on a nonrecurring basis as of September 30, 2015 and December 31, 2014 (dollars in thousands):

Fair Value Measurements at September 30, 2015 Using:
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Other Real Estate Owned	$540	$-	$-	$540

Fair Value Measurements at December 31, 2014 Using:
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Other Real Estate Owned	$1,177	$-	$-	$1,177

For the assets measured at fair value on a nonrecurring basis as of September 30, 2015, the following table displays quantitative information about Level 3 Fair Value Measurements (dollars in thousands):

				Weighted
Description	Fair Value	Valuation Technique	Unobservable Inputs	Average
Assets:
Other Real Estate Owned	$540	Market comparables	Discount applied to contract price *	6.0%

* A discount percentage is applied to the amount of the pending contract for sale, based on cost to sell.

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

The carrying values and estimated fair values of the Company's financial instruments as of September 30, 2015 and December 31, 2014 are as follows (dollars in thousands):

		Fair Value Measurement at September 30, 2015 using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$17,464	$17,464	$-	$-	$17,464
Available for sale securities	115,460	-	115,460	-	115,460
Loans, net	386,585	-	-	379,167	379,167
Bank owned life insurance	13,364	-	13,364	-	13,364
Accrued interest receivable	1,299	-	467	832	1,299
Liabilities
Demand deposits and
interest-bearing transaction
and money market accounts	$358,813	$-	$358,813	$-	$358,813
Certificates of deposit	112,832	-	115,914	-	115,914
Securities sold under
agreements to repurchase	19,436	-	19,436	-	19,436
Accrued interest payable	111	-	111	-	111

		Fair Value Measurement at December 31, 2014 using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$54,107	$54,107	$-	$-	$54,107
Available for sale securities	141,816	-	141,816	-	141,816
Loans, net	310,090	-	-	310,806	310,806
Bank owned life insurance	13,034	-	13,034	-	13,034
Accrued interest receivable	1,296	-	566	730	1,296
Liabilities
Demand deposits and
interest-bearing transaction
and money market accounts	$339,625	$-	$339,625	$-	$339,625
Certificates of deposit	117,094	-	117,189	-	117,189
Securities sold under
agreements to repurchase	17,995	-	17,995	-	17,995
Accrued interest payable	117	-	117	-	117

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

Note 8. Other Comprehensive Income

A component of the Company’s other comprehensive income, in addition to net income from operations, is the recognition of the unrealized gains and losses on available for sale securities, net of income taxes. Reclassifications of realized gains and losses on available for sale securities are reported in the income statement as “Gains on sales of securities” with the corresponding income tax effect reflected as a component of income tax expense. Amounts reclassified out of accumulated other comprehensive income are presented below for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Available for sale securities
Realized gains on sales of securities	$23	$-	$69	$16
Tax effect	(8)	-	(23)	(5)
Realized gains, net of tax	$15	$-	$46	$11

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

VNB Wealth services include investment management, trust and estate administration, advisory, and brokerage services. Income is primarily derived from two forms of fee income: management fees and performance fees. A management fee for administrative and technology support services provided by the Bank is charged to VNB Wealth. For the nine months ended September 30, 2015 and September 30, 2014, management fees of $101 thousand and $188 thousand, respectively, were charged to VNB Wealth and eliminated in consolidated totals. The VNB Wealth total assets as shown in the following tables represent the assets of VNB Wealth and should not be confused with client assets under management.

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

Segment information for the three and nine months ended September 30, 2015 and 2014 is shown in the following tables (dollars in thousands):

Three months ended September 30, 2015	Bank	VNB Wealth	Consolidated
Net interest income	$4,170	$6	$4,176
Provision for loan losses	88	-	88
Noninterest income	761	461	1,222
Noninterest expense	3,419	725	4,144
Income (loss) before income taxes	1,424	(258)	1,166
Provision for (benefit of) income taxes	414	(87)	327
Net income (loss)	$1,010	$(171)	$839
Total assets	$538,836	$9,937	$548,773

Three months ended September 30, 2014	Bank	VNB Wealth	Consolidated
Net interest income	$3,570	$7	$3,577
Provision for loan losses	-	-	-
Noninterest income	667	488	1,155
Noninterest expense	3,572	684	4,256
Income (loss) before income taxes	665	(189)	476
Provision for (benefit of) income taxes	158	(64)	94
Net income (loss)	$507	$(125)	$382
Total assets	$498,061	$9,950	$508,011

Nine months ended September 30, 2015	Bank	VNB Wealth	Consolidated
Net interest income	$11,910	$19	$11,929
Provision for loan losses	405	-	405
Noninterest income	2,225	1,436	3,661
Noninterest expense	10,213	2,224	12,437
Income (loss) before income taxes	3,517	(769)	2,748
Provision for (benefit of) income taxes	986	(259)	727
Net income (loss)	$2,531	$(510)	$2,021
Total assets	$538,836	$9,937	$548,773

Nine months ended September 30, 2014	Bank	VNB Wealth	Consolidated
Net interest income	$10,771	$26	$10,797
Provision for (recovery of) loan losses	(118)	-	(118)
Noninterest income	1,874	1,508	3,382
Noninterest expense	10,667	2,028	12,695
Income (loss) before income taxes	2,096	(494)	1,602
Provision for (benefit of) income taxes	435	(166)	269
Net income (loss)	$1,661	$(328)	$1,333
Total assets	$498,061	$9,950	$508,011

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Virginia National Bankshares Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2014, included in the Company’s 2014 Form 10-K. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or any future period.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT COULD AFFECT FUTURE RESULTS

Certain statements contained or incorporated by reference in this quarterly report on Form 10-Q, including but not limited to, statements concerning future results of operations or financial position, borrowing capacity and future liquidity, future investment results, future credit exposure, future loan losses and plans and objectives for future operations, change in laws and regulations applicable to the Company and its subsidiaries, adequacy of funding sources, actuarial expected benefit payment, valuation of foreclosed assets, regulatory requirements, economic environment and other statements contained herein regarding matters that are not historical facts, are “forward-looking statements” as defined in the Securities Exchange Act of 1934. Such statements are often characterized by use of qualified words such as “expect,” “believe,” “estimate,” “project,” “anticipate,” “intend,” “will,” “should” or words of similar meaning or other statements concerning the opinions or judgment of the Company and its management about future events. These statements are not historical facts but instead are subject to numerous assumptions, risks and uncertainties, and represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Any forward-looking statements made by the Company speak only as of the date on which such statements are made. Our actual results and financial position may differ materially from the anticipated results and financial condition indicated in or implied by these forward-looking statements. The Company makes no commitment to update or revise forward-looking statements in order to reflect new information or subsequent events or changes in expectations.

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

FINANCIAL CONDITION

Total assets

The total assets of the Company as of September 30, 2015 were $548.8 million. This is an $11.7 million increase from the $537.1 million total assets reported at December 31, 2014 and a $40.8 million increase from the $508.0 million reported at September 30, 2014. The year-over-year net growth in assets was funded largely by expansion within the core deposit categories, while time deposits contracted over that period. Deposits and repurchase agreement sweep balances totaled $491.1 million at September 30, 2015, up $44.5 million or 10.0% from the $446.6 million at September 30, 2014.

Federal funds sold

The Company had overnight federal funds sold of $5.3 million at September 30, 2015, compared to $41.3 million at December 31, 2014. At September 30, 2014, the Company had overnight federal funds sold of $33.9 million. The decrease in federal funds sold is attributable to the deployment of the excess funds into higher yielding loans as discussed below.

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

Securities

The Company’s investment securities portfolio as of September 30, 2015 totaled $117.0 million, a decrease of $26.4 million from the $143.4 million reported at December 31, 2014 and a decrease of $27.1 million from the $144.1 million reported at September 30, 2014. Management is focused on maximizing the earning capacity of the Company’s excess liquidity. As loan funding needs have increased over the past four quarters, lower earning securities have been called or sold during the first nine months of 2015 and deployed to these higher earning assets. At September 30, 2015, the investment securities holdings represented 21.3% of the Company’s total assets, a decrease from the 26.7% and 28.4% of total assets at December 31, 2014 and September 30, 2014, respectively.

The Company’s investment securities portfolio included restricted securities totaling $1.6 million as of September 30, 2015 and December 31, 2014. These securities represent stock in the Federal Reserve Bank of Richmond (“FRB-R”), the Federal Home Loan Bank of Atlanta (“FHLB-A”), and CBB Financial Corporation (“CBBFC”), the holding company for Community Bankers Bank. The level of FRB-R and FHLB-A stock that the Company is required to hold is determined in accordance with membership guidelines provided by the Federal Reserve Bank Board of Governors or the Federal Home Loan Bank of Atlanta. Stock ownership in the bank holding company for Community Bankers’ Bank provides the Bank with several benefits that are not available to non-shareholder correspondent banks. None of these restricted securities are traded on the open market and can only be redeemed by the respective issuer.

At September 30, 2015, the unrestricted securities portfolio totaled $115.5 million. The following table summarizes the Company's available for sale securities by type as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015	Percent	December 31, 2014	Percent
	Balance	of Total	Balance	of Total
U.S.Government agencies	$19,942	17.26%	$31,528	22.23%
Corporate bonds	11,139	9.65%	21,276	15.00%
Asset-backed securities	2,098	1.82%	2,105	1.49%
Mortgage-backed securities	59,586	51.61%	63,220	44.58%
Municipal bonds	22,695	19.66%	23,687	16.70%
Total available for sale securities	$115,460	100.00%	$141,816	100.00%

The Company has no direct exposure to subprime mortgages. The Company does not hold private mortgage-backed securities, credit default swaps, or FNMA or FHLMC preferred stock investments in its investment portfolio.

Loan portfolio

A management objective is to grow loan balances while maintaining the asset quality of the loan portfolio. The Company seeks to achieve this objective by maintaining rigorous underwriting standards coupled with regular evaluation of the creditworthiness of and the designation of lending limits for each borrower. The portfolio strategies include seeking industry, loan size, and loan type diversification in order to minimize credit exposure and originating loans in markets with which the Company is familiar. The predominant market area for loans is Charlottesville, Albemarle County, Orange County, Winchester, Frederick County, Fauquier County and adjacent counties.

As of September 30, 2015, total loans were $390.1 million, an increase of $76.8 million or 24.5% from the balance of $313.3 million as of December 31, 2014 and an increase of $100.5 million or 34.7% from the $289.6 million at September 30, 2014. Loans as a percentage of total assets at September 30, 2015 were 71.1%, an improvement over the 57.0% ratio as of September 30, 2014. Loans as a percentage of deposits at September 30, 2015 were 82.7%, a 15.7% improvement over the 67.0% ratio as of the year prior.

The Company has experienced four sequential quarters of significant expansion in total loans due to approximately $62.7 million in net organic loan growth since September 30, 2014, supplemented by purchases of $27.0 million in syndicated loans and $10.8 million in student loans. The purchase of loans is considered a secondary strategy, which allows the Company to supplement organic loan growth and enhance earnings. Syndicated loans represent shared national credits in leveraged lending transactions and are included in the commercial and industrial portfolio. The Company has developed policies to limit overall credit exposure to the syndicated market as a whole and to each borrower. The package of student loans totaling $10.8 million was purchased on the last day of the second quarter of 2015; therefore, the resulting interest income from this purchase began to be realized in the third quarter of 2015. Along with the purchase of these student loans, the Company purchased a surety bond that fully insures this portion of the Company’s consumer portfolio.

The following table summarizes the Company's loan portfolio by type of loan as of September 30, 2015, December 31, 2014, and September 30, 2014 (dollars in thousands):

	September 30, 2015	Percent	December 31, 2014	Percent	September 30, 2014	Percent
	Balance	of Total	Balance	of Total	Balance	of Total
Commercial and industrial	$72,068	18.5%	$60,940	19.5%	$48,621	16.8%
Real estate - commercial	170,125	43.6%	141,342	45.1%	132,671	45.8%
Real estate - residential mortgage	91,779	23.5%	85,660	27.3%	83,131	28.7%
Real estate - construction	19,133	4.9%	11,912	3.8%	13,128	4.5%
Consumer installment and other	36,993	9.5%	13,400	4.3%	12,070	4.2%
Total loans	$390,098	100.0%	$313,254	100.0%	$289,621	100.0%

Loan quality

Non-accrual loans remained low and totaled $245 thousand at September 30, 2015, fairly level with the $218 thousand reported at December 31, 2014 and down $124 thousand or 33.6% compared to $369 thousand at September 30, 2014.

At September 30, 2015, the Company had seven loans in the amount of $1.7 million classified as impaired loans. Of this total, $1.4 million were Troubled Debt Restructurings (TDRs) which are still accruing interest. The Company had two loans totaling $51 thousand that were past due ninety or more days and still accruing interest in its portfolio as of September 30, 2015.

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

Allowance for loan losses

The allowance for loan losses as a percentage of total loans at September 30, 2015 was 0.90% compared to 1.01% at December 31, 2014 and 1.07% at September 30, 2014.

The following is a summary of the changes in the allowance for loan losses for the nine months ended September 30, 2015 and September 30, 2014 (dollars in thousands):

	2015	2014
Allowance for loan losses, January 1	$3,164	$3,360
Chargeoffs	(129)	(186)
Recoveries	73	38
Provision for (recovery of) loan losses	405	(118)
Allowance for loan losses, September 30	$3,513	$3,094

Net loan charge-offs for the first nine months of 2015 totaled $56 thousand, compared to net charge-offs totaling $148 thousand during the first nine months of 2014. A provision for loan losses amounting to $405 thousand was recorded during the first three quarters of 2015. During the first nine months of 2014, a recovery of provision for loan losses amounting to $118 thousand was recorded.

The relationship of the allowance for loan losses to total loans at September 30, 2015, December 31, 2014, and September 30, 2014 appears below (dollars in thousands):

	September 30,	December 31,	September 30,
	2015	2014	2014
Loans held for investment at period-end	$390,098	$313,254	$289,621
Allowance for loan losses	$3,513	$3,164	$3,094
Allowance as a percent of period-end loans	0.90%	1.01%	1.07%

The decreased balance in the allowance relative to total loans compared to the prior periods is reflective of the continued improvement in the underlying credit quality factors used in measuring inherent risk within the loan portfolio. In addition, the Company experienced a favorable shift in the mix of loans toward categories requiring no reserve, such as loans fully secured by marketable securities and student loans. As discussed above, a package of student loans totaling $10.8 million was purchased on June 30, 2015. Along with the purchase of these loans, the Company purchased a surety bond that fully insures this portfolio; therefore, no allowance was reserved for this portion of total loans.

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

Management reviews the adequacy of the Allowance for Loan Losses on a quarterly basis to ensure it is adequate based upon the calculated potential losses inherent in the portfolio. Management believes the allowance for loan losses was adequately provided for as of September 30, 2015.

Premises and equipment

The Company’s premises and equipment, net of depreciation, as of September 30, 2015 totaled $8.9 million compared to the December 31, 2014 amount of $9.5 million. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method based on the estimated useful lives of assets. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, assets and related accumulated depreciation are removed from the books, and any resulting gain or loss is charged to income.

As of September 30, 2015, the Company and its subsidiaries occupied seven full-service banking facilities in the cities of Charlottesville and Winchester, as well as the counties of Albemarle and Orange in Virginia. The Bank also had a loan production office in Warrenton, Virginia.

The multi-story office building at 404 People Place in Charlottesville also serves as the Company’s corporate headquarters and operations center, as well as the principal offices of VNB Wealth.

The Arlington Boulevard and People Place facilities also contain office space that is currently under lease to tenants.

Deposits and securities sold under agreement to repurchase

Depository accounts represent the Company’s primary source of funds and are comprised of demand deposits, interest-bearing checking accounts, money market deposit accounts and time deposits. These deposits have been provided predominantly by individuals, professionals and small businesses in the Charlottesville/Albemarle area, the Orange County area, and the Winchester area. Total deposits as of September 30, 2015 were $471.6 million, up $14.9 million compared to the balances of $456.7 million at December 31, 2014. In comparing total deposits as of a year ago, balances as of September 30, 2015 are $39.1 million or 9.0% higher than the $432.5 million total as of September 30, 2014.

Securities sold under agreement to repurchase are available to non-individual accountholders on an overnight term through the Company’s investment sweep product. Total balances in securities sold under agreement to repurchase as of September 30, 2015 were $19.4 million, compared to $18.0 million at December 31, 2014 and $14.1 million as of September 30, 2014.

Noninterest-bearing demand deposits on September 30, 2015 were $174.6 million, representing 37.1% of total deposits. Interest-bearing transaction and money market accounts totaled $184.2 million, and represented 39.0% of total deposits at September 30, 2015. Collectively, noninterest-bearing and interest-bearing transaction and money market accounts represented 76.1% and 74.4% of total deposit accounts at September 30, 2015 and December 31, 2014, respectively. These account types are an excellent source of low-cost funding for the Company.

Certificates of deposit and other time deposit accounts totaled $112.8 million at September 30, 2015 and $117.1 million at December 31, 2014. Included in this deposit total are Certificate of Deposit Account Registry Service CDs, known as CDARSTM, whereby depositors can obtain FDIC deposit insurance on account balances of up to $50 million. CDARS deposits totaled $15.6 million as of September 30, 2015, compared to $18.7 million at December 31, 2014.

Deposit accounts

(dollars in thousands)	September 30, 2015		December 31, 2014		September 30, 2014
		% of Total		% of Total		% of Total
No cost and low cost deposits	Balance	Deposits	Balance	Deposits	Balance	Deposits
Noninterest demand deposits	$174,605	37.1%	$152,107	33.3%	$140,037	32.4%
Interest checking accounts	79,248	16.8%	93,208	20.4%	81,282	18.7%
Money market deposit accounts	104,960	22.2%	94,310	20.7%	91,119	21.1%
Total noninterest and low
cost deposit accounts	$358,813	76.1%	$339,625	74.4%	$312,438	72.2%

Time deposit accounts
Certificates of deposit	$97,247	20.6%	$98,401	21.5%	$96,289	22.3%
CDARS deposits	15,585	3.3%	18,693	4.1%	23,803	5.5%
Total certificates of deposit
and other time deposits	$112,832	23.9%	$117,094	25.6%	$120,092	27.8%
Total deposit account balances	$471,645	100.0%	$456,719	100.0%	$432,530	100.0%

Securities sold under agreements to repurchase
(dollars in thousands)	September 30, 2015		December 31, 2014		September 30, 2014
	Balance		Balance		Balance
Securities sold under
agreements to repurchase		$19,436		$17,995		$14,102

Shareholders' equity and regulatory capital ratios

The following table displays the changes in shareholders' equity for the Company from December 31, 2014 to September 30, 2015 (dollars in thousands):

Equity, December 31, 2014	$60,632
Net income	2,021
Change in accumulated other comprehensive income	201
Cash dividends paid	(689)
Stock purchased under stock repurchase plan	(5,808)
Stock options exercised	23
Equity increase due to expensing of stock options	22
Equity, September 30, 2015	$56,402

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

Using the new capital requirements, the Company’s capital ratios remain well above the levels designated by bank regulators as "well capitalized" at September 30, 2015. Under the current risk-based capital guidelines of federal regulatory authorities, the Company has a Tier 1 capital ratio of 13.03% of its risk-weighted assets and a total capital ratio of 13.85% of its risk-weighted assets. Both are well in excess of the minimum capital requirements of 6.00% and 8.00%, respectively. Additionally, the Company has a leverage ratio of 10.09% of total assets, which is well in excess of the minimum 5.00% level designated by bank regulators under “well capitalized” capital guidelines.

Stock repurchase program

On September 22, 2014, the Company announced the approval by its Board of Directors of a stock repurchase program authorizing repurchase of up to 400,000 shares of the Company's common shares through the open market or in privately negotiated transactions through September 18, 2015. The Company announced on September 21, 2015 that its Board of Directors had extended the program for another year. A total of 265,212 shares at a weighted average price of $22.89 per share have been repurchased since the beginning of the program, with the remaining 134,788 shares available for purchase through September 18, 2016 under the extended program. The repurchase program does not obligate the Company to repurchase any shares and may be suspended or terminated at any time.

RESULTS OF OPERATIONS

Net income

Net income for the three months ended September 30, 2015 was $839 thousand compared to the $382 thousand reported for the three months ended September 30, 2014. Earnings per share (basic and diluted) were $0.34 per share for the quarter ended September 30, 2015 compared to $0.14 per share for the same quarter in the prior year. The $457 thousand increase in net income for the third quarter of 2015 when compared to the same period of 2014 is attributable to an increase in net interest income of $599 thousand, an increase in noninterest income of $67 thousand, and a decrease in noninterest expenses of $112 thousand, partially offset by an increase of $88 thousand in the provision for loan losses and an increase of $233 thousand in the provision for income taxes.

Net income for the first nine months of 2015 was $2.021 million, or 51.6% higher than the reported net income of $1.333 million during the same period in 2014. Earnings per share (basic and diluted) for the first three quarters of 2015 was $0.79 per share, or $0.30 higher than the $0.49 per share reported in the first three quarters of 2014. The $688 thousand increase in net income during the first nine months of 2015 from the first nine months of 2014 is attributable to several positive factors, including an increase of $1.132 million in net interest income, a $279 thousand increase in noninterest income, and a decrease of $258 thousand in noninterest expense. Partially offsetting the net increase was an increase of $523 thousand in provision for loan losses and an increase of $458 thousand in provision for income taxes.

Net interest income

Net interest income for the three months ended September 30, 2015 was $4.176 million, a $599 thousand increase compared to net interest income of $3.577 million for the three months ended September 30, 2014. Net interest income is computed as the difference between the interest income on earning assets and the interest expense on deposits and other interest-bearing liabilities. Net interest income represents the principal source of revenue for the Company.

Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates, together with the volume and mix of earning assets and interest-bearing liabilities, impact net interest income and net interest margin. The net interest margin of 3.22% for the three months ended September 30, 2015 was 25 basis points higher than the net interest margin of 2.97% from the quarter ended December 31, 2014 and 19 basis points higher than the quarter ended September 30, 2014. On a year to date basis, the net interest margin of 3.13% as of September 30, 2015 was fairly even with the 3.11% reported for the first nine months of 2014.

Total interest income of $4.430 million for the quarter ended September 30, 2015 was $618 thousand higher than the $3.812 million earned in the same quarter of 2014. Total interest income was positively impacted due to the increase in average earning assets, especially in the loan portfolio growth. For the quarter ended September 30, 2015, average earning assets were $521.6 million or $45.8 million higher than the $475.8 million in average earning assets for the third quarter of 2014. Average loan balances were $87.0 million higher in the quarter ended September 30, 2015 than the same quarter in 2014, while the average balances in all other earning assets contracted by $41.2 million. The improvement in the earnings mix resulted in an earning asset yield, adjusted to a tax equivalent basis, for the three months ended September 30, 2015 of 3.41% or 18 basis points above the tax equivalent earning asset yield of 3.23% for the three months ended September 30, 2014.

The loan yield for the third quarter of 2015 was 4.03% or 21 basis points lower than the 4.24% loan yield for the same period in 2014. Loan yields contracted due to lower rates on new production in the protracted low interest rate environment combined with pay-offs of higher interest loans. The decrease in loan rates lowered interest income by $158 thousand for the three months ended September 30, 2015, compared to the same quarter a year ago. However, the volume increase in loans accounted for an increase of $890 thousand, resulting in an additional $732 thousand in interest income on loans for the three months ended September 30, 2015 compared to the same quarter a year ago.

Interest expense of $254 thousand for the three months ended September 30, 2015 was fairly level with $235 thousand for the three months ended September 30, 2014. The Company’s net interest income continues to benefit from having one of the lowest cost of funds among community banks in the country. A table showing the mix of no cost and low cost deposit accounts is shown under “Financial Condition - Deposits and securities sold under agreement to repurchase” earlier in this report.

For the nine months ended September 30, 2015, the Company recorded $11.929 million in net interest income, or 10.5% more than the $10.797 million recorded for the same nine months a year ago. Total interest income was $1.174 million higher than the prior year, which was slightly offset by an increase in interest expense of $42 thousand to account for the $1.132 million increase in net interest income. The Bank’s tax-equivalent net interest margin for the first three quarters of 2015 was 3.13% or 2 basis points lower than the 3.11% reported for the same period in 2014.

The earning asset yield, as computed on a tax-equivalent basis, was 3.32% on average earning asset balances of $516.1 million for the nine months ended September 30, 2015. The earning asset yield for the nine months ended September 30, 2014 was 3.30% on average earning asset balances of $472.6 million, or $43.5 million less than the same period in 2015. On average, loan balances were 67.8% of the earning assets for the first three quarters of 2015, an improvement from the 62.2% recorded for the first three quarters of 2014.

The Company’s cost of funds for the nine months ended September 30, 2015 and 2014 was 0.19% and 0.20%, respectively. On average, total funding increased $42.5 million to $490.9 million for the first nine months of 2015, as compared to $448.4 million for the same period in 2014.

The following table details the average balance sheet, including an analysis of net interest income for earning assets and interest bearing liabilities, for the three and nine months ended September 30, 2015 and 2014. The table also includes a rate/volume analysis for these same periods (dollars in thousands).

Consolidated Average Balance Sheet And Analysis of Net Interest Income

	For the three months ended
	September 30, 2015			September 30, 2014			Change in Interest Income/Expense
	Average	Interest	Average	Average	Interest	Average			Total
	Balance	Income/	Yield/	Balance	Income/	Yield/	Change Due to: [4]		Increase/
		Expense	Cost		Expense	Cost	Volume	Rate	(Decrease)
ASSETS
Interest Earning Assets:
Securities
Taxable Securities	$101,870	$473	1.86%	$121,056	$565	1.87%	$(89)	$(3)	$(92)
Tax Exempt Securities [1]	18,803	164	3.49%	19,827	179	3.61%	(9)	(6)	(15)
Total Securities [1]	120,673	637	2.11%	140,883	744	2.11%	(98)	(9)	(107)
Total Loans	377,234	3,832	4.03%	290,208	3,100	4.24%	890	(158)	732
Fed Funds Sold	22,300	13	0.23%	42,699	23	0.21%	(12)	2	(10)
Other Interest Bearing Deposits	1,357	4	1.17%	2,040	6	1.17%	(2)	-	(2)
Total Earning Assets	521,564	4,486	3.41%	475,830	3,873	3.23%	778	(165)	613
Less: Allowance for Loan Losses	(3,482)			(3,094)
Total Non-Earning Assets	38,178			40,284
Total Assets	$556,260			$513,020

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$82,665	$10	0.05%	$82,557	$11	0.05%	$-	$(1)	$(1)
Money M arket Deposits	103,729	58	0.22%	90,892	42	0.18%	6	10	16
Time Deposits	116,350	174	0.59%	122,230	173	0.56%	(9)	10	1
Total Interest-Bearing Deposits	302,744	242	0.32%	295,679	226	0.30%	(3)	19	16
Securities Sold Under Agreement
to Repurchase	20,308	12	0.23%	15,191	9	0.24%	3		3
Total Interest-Bearing Liabilities	323,052	254	0.31%	310,870	235	0.30%	-	19	19
Non-Interest-Bearing Liabilities:
Demand deposits	175,801			140,772
Other liabilities	1,219			967
Total Liabilities	500,072			452,609
Shareholders' Equity	56,188			60,411
Total Liabilities & Shareholders' Equity	$556,260			$513,020
Net Interest Income (Tax Equivalent)		$4,232			$3,638		$778	$(184)	$594
Interest Rate Spread [2]			3.10%			2.93%
Interest Expense as a Percentage
of Average Earning Assets			0.19%			0.20%
Net Interest Margin [3]			3.22%			3.03%

(1)	Tax-exempt income for investment securities has been adjusted to a fully tax-equivalent basis (FTE), using a Federal income tax rate of 34%

(2)	Interest spread is the average yield earned on earning assets less the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is net interest income expressed as a percentage of average earning assets.

(4)	The impact on the net interest income resulting from changes in averages balances and average rates is shown for the period indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Consolidated Average Balance Sheet And Analysis of Net Interest Income

	For the nine months ended
	September 30, 2015			September 30, 2014			Change in Interest Income/Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to : [4]		Total
	Balance	Income/	Yield/	Balance	Income/	Yield/			Increase/
		Expense	Cost		Expense	Cost	Volume	Rate	(Decrease)
ASSETS
Interest Earning Assets:
Securities
Taxable Securities	$119,545	$1,646	1.84%	$118,247	$1,657	1.87%	$18	$(29)	$(11)
Tax Exempt Securities (1)	19,173	505	3.51%	19,803	542	3.65%	(17)	(21)	(38)
Total Securities (1)	138,718	2,151	2.07%	138,050	2,199	2.12%	1	(50)	(49)
Total Loans	350,087	10,623	4.06%	293,865	9,396	4.27%	1,725	(498)	1,227
Fed Funds Sold	25,411	42	0.22%	39,153	64	0.22%	(23)	1	(22)
Other Interest Bearing Deposits	1,920	17	1.18%	1,521	12	1.05%	3	2	5
Total Earning Assets	516,136	12,833	3.32%	472,589	11,671	3.30%	1,706	(545)	1,161
Less: Allowance for Loan Losses	(3,396)			(3,303)
Total Non-Earning Assets	38,297			41,491
Total Assets	$551,037			$510,777

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$82,435	$31	0.05%	$82,150	$31	0.05%	$-	$-	$-
Money Market Deposits	98,212	152	0.21%	88,139	121	0.18%	15	16	31
Time Deposits	116,443	512	0.59%	123,420	511	0.55%	(30)	31	1
Total Interest-Bearing Deposits	297,090	695	0.31%	293,709	663	0.30%	(15)	47	32
Securities Sold Under Agreement
to Repurchase	20,176	37	0.25%	14,939	27	0.24%	10	-	10
Total Interest-Bearing Liabilities	317,266	732	0.31%	308,648	690	0.30%	(5)	47	42
Non-Interest-Bearing Liabilities:
Demand deposits	173,621			139,799
Other liabilities	1,195			2,646
Total Liabilities	492,082			451,093
Shareholders' Equity	58,955			59,684
Total Liabilities & Shareholders' Equity	$551,037			$510,777
Net Interest Income (Tax Equivalent)		$12,101			$10,981		$1,711	$(592)	$1,119
Interest Rate Spread (2)			3.01%			3.00%
Interest Expense as a Percentage
of Average Earning Assets			0.19%			0.20%
Net Interest M argin (3)			3.13%			3.11%

(1)	Tax-exempt income for investment securities has been adjusted to a fully tax-equivalent basis (FTE), using a Federal income tax rate of 34%

(2)	Interest spread is the average yield earned on earning assets less the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is net interest income expressed as a percentage of average earning assets.

(4)	The impact on the net interest income resulting from changes in averages balances and average rates is shown for the period indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for loan losses

Through the first three quarters of 2015, a total of $405 thousand in provision for loan losses was recorded, compared to a recovery of provision for loan loss of $118 thousand being recorded for the first nine months of 2014. The 2015 loan loss provision was driven by the $76.8 million in loan growth. In management’s opinion, the allowance was adequately provided for at September 30, 2015. Further discussion of management’s assessment of the allowance for loan losses is provided earlier in the report and in Note 4 – Allowance for Loan Losses, found in the Notes to the Consolidated Financial Statements.

Noninterest income

Late in the third quarter of 2014, a new fee structure for the Bank was implemented as part of management’s revenue enhancement strategy. The full impact of the fee increases are expected to be realized on a full year basis in 2015.

Noninterest income for the quarter ended September 30, 2015 was $1.222 million, an increase of $67 thousand from the $1.155 million reported for the quarter ended September 30, 2014. On a year to date basis, noninterest income for 2015 was $3.661 million, up $279 thousand compared to $3.382 million through the first nine months of 2014. This increase was primarily driven by the mortgage banking revenue from a new line of business commenced during the second quarter of 2014 and from the new fee structure implemented late in the third quarter of 2014.

The components of noninterest income for the three and nine months are shown below (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Noninterest income:
Trust income	$410	$444	$1,304	$1,404
Customer service fees	247	217	714	656
Debit/credit card and ATM fees	207	186	606	543
Earnings on bank owned life insurance	112	112	330	328
Gains on sales of securities	23	-	69	16
Royalty income	48	42	129	80
Fees on mortgage sales	56	10	150	19
Other	119	144	359	336
Total noninterest income	$1,222	$1,155	$3,661	$3,382

Noninterest expense

Noninterest expense for the third quarter of 2015 was $4.144 million, a decrease of $112 thousand from the $4.256 million reported in the quarter ended September 30, 2014. For the first nine months of 2015, noninterest expense totaled $12.437 million, a reduction of $258 thousand from the total of $12.695 million recorded for the same period in 2014. A decline in salaries and employee benefits of $256 thousand largely contributed to the year-over-year decrease. Management continues to evaluate expense categories for potential reductions that would have a positive impact on net income on an ongoing basis.

The components of noninterest expense for the three and nine months are shown below (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Noninterest expense:
Salaries and employee benefits	$2,162	$2,357	$6,693	$6,949
Net occupancy	483	495	1,462	1,478
Equipment	138	126	404	393
Other	1,361	1,278	3,878	3,875
Total noninterest expense	$4,144	$4,256	$12,437	$12,695

The efficiency ratio improved to 76.0% for the third quarter of 2015 compared to 89.2% for the third quarter of 2014. The efficiency ratio of 78.9% for the first three quarters of 2015 compared favorably to the 88.8% for the same period of 2014. The loan growth and mortgage origination initiatives, along with fee increases, should add to the revenue stream. In concert, cost containment strategies should lower expenses. Together, these initiatives and strategies should have the impact of improving efficiency over time.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Controller (Acting Principal Financial Officer) have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 22, 2014, the Company announced the approval by its Board of Directors of a stock repurchase program authorizing repurchase of up to 400,000 shares of the Company's common shares through the open market or in privately negotiated transactions. The Company announced on September 21, 2015 that its Board of Directors extended the program for another year. A total of 265,212 shares have been purchased since the beginning of this program, with the remaining 134,788 shares available for purchase through September 18, 2016 under the extended program.

The table below represents the number of shares repurchased by quarter since the Plan’s inception on September 16, 2014 through September 30, 2015.

				Maximum
			Total number	number of
			of shares	shares that
	Total number of	Average price	purchased as	may yet be
	shares	paid per	part of publicly	purchased
Period	purchased	share	announced Plan	under the Plan
September 16, 2014 to
September 30, 2014	-	$-	-	400,000
October 1, 2014 to
December 31, 2014	11,500	$22.75	11,500	388,500
January 1, 2015 to
March 31, 2015	805	$22.50	12,305	387,695
April 1, 2015 to
June 30, 2015	252,907	$22.90	265,212	134,788
July 1, 2015 to
September 30, 2015	-	$-	265,212	134,788
Total	265,212	$22.89	265,212	134,788

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
101.0

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2015 and September 30, 2014, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and September 30, 2014, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2015 and September 30, 2014, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and September 30, 2014 and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

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

VIRGINIA NATIONAL BANKSHARES CORPORATION
(Registrant)

By:	/s/ Glenn W. Rust
Glenn W. Rust
President and Chief Executive Officer

Date:	November 12, 2015

By:	/s/ Vicki T. Miller
Vicki T. Miller
Senior Vice President and Controller

Date:	November 12, 2015