Form 10-K
period 2015-12-31
Virginia National Bankshares Corp
filed 2016-03-30
CIK 1572334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015	Commission File Number: 000-55117

VIRGINIA NATIONAL BANKSHARES CORPORATION
(Exact name of registrant as specified in its charter)

Virginia	46-2331578
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

404 People Place, Charlottesville, Virginia	22911
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _ No X

On June 30, 2015, the aggregate market value of the common equity held by non-affiliates of the registrant was $46,984,807.

The registrant has one class of common stock, of which 2,358,777 shares were outstanding as of close of business March 14, 2016.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are hereby incorporated into Part I and Part III of this Form 10-K by reference: the Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2016.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT COULD AFFECT FUTURE RESULTS

Certain statements contained or incorporated by reference in this annual report on Form 10-K, including but not limited to, statements concerning future results of operations or financial position, borrowing capacity and future liquidity, future investment results, future credit exposure, future loan losses and plans and objectives for future operations, change in laws and regulations applicable to the Company and its subsidiaries, adequacy of funding sources, actuarial expected benefit payment, valuation of foreclosed assets, regulatory requirements, economic environment and other statements contained herein regarding matters that are not historical facts, are “forward-looking statements” as defined in the Securities Exchange Act of 1934. Such statements are often characterized by use of qualified words such as “expect,” “believe,” “estimate,” “project,” “anticipate,” “intend,” “will,” “should,” or words of similar meaning or other statements concerning the opinions or judgment of the Company and its management about future events. These statements are not historical facts but instead are subject to numerous assumptions, risks and uncertainties, and represent only management’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside management’s control. Any forward-looking statements made by the Company speak only as of the date on which such statements are made. The Company’s actual results and financial position may differ materially from the anticipated results and financial condition indicated in or implied by these forward-looking statements. The Company makes no commitment to update or revise forward-looking statements in order to reflect new information or subsequent events or changes in expectations.

Factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following: inflation, interest rates, market and monetary fluctuations; geopolitical developments, including acts of war and terrorism and their impact on economic conditions; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; changes, particularly declines, in general economic conditions and in the local economies in which the Company operates; the financial condition of the Company’s borrowers; competitive pressures on loan and deposit pricing and demand; changes in technology and their impact on the marketing of new products and services and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); changes in accounting principles, policies and guidelines; other risks and uncertainties described from time to time in press releases and other public filings; and the Company’s performance in managing the risks involved in any of the foregoing. The foregoing list of important factors is not exclusive, and the Company will not update any forward-looking statement, whether written or oral, that may be made from time to time.

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

Virginia National Bank, the principal operating subsidiary of the Company, was organized in 1998 under federal law as a national banking association to engage in a general commercial and retail banking business. The Bank received its charter from the Office of the Comptroller of the Currency (the “OCC”) and commenced operations on July 29, 1998. The Bank is headquartered in Charlottesville, Virginia. The Bank’s deposits are insured up to the maximum amount provided by the Federal Deposit Insurance Act by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to the supervision, examination and regulations of the OCC.

The Bank serves the Virginia communities in and around the City of Charlottesville, Albemarle County, Orange County and the City of Winchester. The Bank also has a loan production office in Warrenton, Virginia. The Bank offers a full range of banking and related financial services, including checking accounts, NOW accounts, money market deposit accounts, certificates of deposit, individual retirement accounts and other depository services. The Bank actively solicits such accounts from individuals, businesses, associations and other organizations within its trade area. The Bank also offers short to long term commercial, real estate and consumer loans. The Bank is committed to being a reliable and consistent source of credit, with loans that are priced based upon an overall banking relationship, easy access to the Bank’s local decision makers who possess strong local market knowledge, local delivery, fast response, and continuity in the banking relationship. Other services offered by the Bank include automated teller machines (“ATMs”), Internet banking, treasury and cash management services and merchant card services. In addition, the Bank is affiliated with Visa® which is accepted worldwide and offers debit cards to consumer and business customers.

In the second quarter of 2014, the Company began to originate residential mortgage loans and to sell on the secondary market those loans which the Company does not wish to retain for its own loan portfolio due to the interest rate risks that are inherent with long-term fixed rate loans.

Investment management, wealth advisory and trust and estate services are offered through the Bank’s wholly-owned subsidiary, VNBTrust, National Association which offers services under the trade name VNB Wealth Management (“VNBTrust” or “VNB Wealth”). The flagship product for managed accounts employs a value-based, catalyst-driven investment strategy. The financial instruments used include common and preferred stock, corporate bonds, bank loans and other debt securities, convertible securities, Exchange Traded Funds (“EFTs”), options, warrants and cash equivalents. More information on VNB Wealth Management is available at www.vnbwealth.com.

Brokerage, investment advisory, annuity and insurance services and products are offered under the name of VNB Investment Services pursuant to networking agreement(s) with a registered broker/dealer and/or registered investment adviser to provide services through representatives who are also employees of the Company.

Prior to July 18, 2013, VNBTrust was the sole owner of an operating subsidiary, Swift Run Capital Management, LLC (“SRCM”), formerly known as VNB Investment Management Company, LLC, a Delaware limited liability corporation. SRCM operates as the general partner of Swift Run Capital L.P. (“Fund”), a hedge fund. On July 18, 2013 (the “Closing Date”), VNBTrust completed the sale of all of the membership interests of SRCM to SRCM Holdings LLC (“SRCM Holdings”) pursuant to a purchase and sale agreement dated June 27, 2013. The Fund managed by SRCM represented less than 7 percent of the total assets managed by VNBTrust and SRCM at the Closing Date. A former officer of VNBTrust is the principal owner of SRCM Holdings. Additional details on this transaction are available in Note 1, in the notes to consolidated financial statements, contained in Item 8. Financial Statements and Supplementary Data.

References to the Company’s subsidiaries in this document include both the Bank and the Bank’s subsidiary, VNBTrust.

As of March 1, 2016, the Company and its subsidiaries occupied the following seven full-service banking facilities in the cities of Charlottesville and Winchester, as well as the counties of Albemarle and Orange in Virginia:

Location
222 East Main Street, Charlottesville, Virginia
1580 Seminole Trail, Charlottesville, Virginia
1900 Arlington Boulevard, Charlottesville, Virginia
102 East Main Street, Orange, Virginia
186 North Loudoun Street, Winchester, Virginia
3119 Valley Avenue in Winchester, Virginia
404 People Place, Charlottesville, Virginia

The multi-story office building at 404 People Place also serves as the Company’s corporate headquarters and operations center, as well as the principal offices of VNB Wealth Management. Additionally, the Company has a loan production office in Warrenton, Virginia.

Market Area

The population in the market area served by the Company continues to grow. According to the U.S. Census Bureau, the total market area served by the Company grew 20.0% between 2000 and 2010, as compared to 13.0 percent for the Commonwealth of Virginia as a whole. The Virginia State Demographer (the “VSD’) estimates that, as of 2015, the population of the Commonwealth had grown by 4.7%, while the population in the Company’s current markets had grown by 5.7%. By 2020, the VSD expects Virginia’s population will be 10.1% higher than the 2010 Census totals, with the population in the Company’s current market area projected to be 15.2% higher than reported by the 2010 Census,

The combined populations of the City of Charlottesville and Albemarle County stood at 142,445 persons as of April 1, 2010, an increase of approximately 14.6% between April 1, 2000 and April 1, 2010. The VSD estimates that the two municipalities have grown by an additional 7.6% to a population of 153,261 as of 2015 and projects these municipalities will continue to grow to a population of 161,278 by 2020. Charlottesville and Albemarle County support a diverse, well-rounded economy. Stability in the local economy stems from the significant number of persons employed by a wide variety of employers including the University of Virginia, large medical and research facilities such as Martha Jefferson and UVA Health Services, insurance and technology industries, Federal government-based facilities, and a large number of national retail chains.

Orange County had a population of approximately 33,481 persons as of 2010. Between April 1, 2000 and April 1, 2010, its population grew 29.4%. 2015 VSD estimates show the population to have grown to 34,015 persons.

The combined populations of the City of Winchester and Frederick County increased approximately 26.2 percent between April 1, 2000 and April 1, 2010, to a population of 104,508 persons in 2010. The VSD estimates that the combined populations for these two areas have already grown to 110,138 by 2015, a 5.4% increase, and expects these populations to be 125,159 by 2020, an increase of 19.8% over the 2010 census figure. The Winchester area combines growth within its own service and industrial sectors with growth attributable to the western and southern regions of Northern Virginia.

The Company’s newest market area of Warrenton and Fauquier County is estimated by VSD to have a population of 67,898 as of 2015 and is projected to grow to 74,118 persons by 2020, a 5.7% increase over the 2010 population. Similar to the Winchester area, Fauquier County benefits from its proximity to Washington, D.C. and Northern Virginia for realizing growth.

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

Under the Federal Deposit Insurance Act (“FDIA”), the federal bank regulatory agencies have adopted guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, and asset growth, as well as compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines.

Capital Requirements. The Federal Reserve imposes certain capital requirements on bank holding companies under the BHC Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “The Bank – Capital Requirements.”

Limits on Dividends and Other Payments. The Company is a legal entity, separate and distinct from its subsidiaries. A significant portion of the revenues of the Company result from dividends paid to it by the Bank. There are various legal limitations applicable to the payment of dividends by the Bank to the Company and to the payment of dividends by the Company to its shareholders. The Bank is subject to various restrictions on its ability to pay dividends to the Company. The OCC has advised that a national bank should generally pay dividends only out of current operating earnings. Under current regulations, prior approval from the Federal Reserve is required if cash dividends declared in any given year exceed net income for that year, plus retained net profits of the two preceding years. The payment of dividends by the Bank or the Company may be limited by other factors, such as requirements to maintain capital above regulatory guidelines. Bank regulatory agencies have the authority to prohibit the Bank or the Company from engaging in an unsafe or unsound practice in conducting their respective business. The payment of dividends, depending on the financial condition of the Bank, or the Company, could be deemed to constitute such an unsafe or unsound practice.

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

2014 Capital Requirements. Under the risk-based capital requirements of the Federal Reserve and the OCC that were effective through December 31, 2014, the Company and the Bank were required to maintain a minimum ratio of total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 8.0%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, were multiplied by a risk-weight factor assigned by the capital regulation based on the risks believed inherent in the type of asset. At least half of the total capital was required to be “Tier 1 capital,” which consisted principally of common and certain qualifying preferred shareholders’ equity (including grandfathered trust preferred securities), less certain intangibles and other adjustments. The remainder (“Tier 2 capital”) consisted of cumulative preferred stock, long-term perpetual preferred stock, a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company were 16.98% and 17.87%, respectively, as of December 31, 2014, thus exceeding the minimum requirements. The Tier 1 and total capital to risk-weighted asset ratios of the Bank were 14.74% and 15.63%, respectively, as of December 31, 2014, also exceeding the minimum requirements.

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

The Tier 1 and total capital to risk-weighted asset ratios of the Company were 12.60% and 13.39%, respectively, as of December 31, 2015, thus exceeding the minimum requirements. The Tier 1 and total capital to risk-weighted asset ratios of the Bank were 12.31% and 13.10%, respectively, as of December 31, 2015, also exceeding the minimum requirements. As of December 31, 2015, the Tier 1 leverage ratio of the Company and the Bank were 10.05% and 9.81%, respectively, well above the minimum requirements.

The capital conservation buffer requirement is being phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

With respect to the Bank, the rules also revised the “prompt corrective action” regulations pursuant to Section 38 of the FDIA by (i) introducing a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well-capitalized status being 8.0% (as compared to the prior ratio of 6.0%); and (iii) eliminating the provision that provided that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well-capitalized. These new thresholds were effective for the Bank as of January 1, 2015. The minimum total capital to risk-weighted assets ratio (10.0%) and minimum leverage ratio (5.0%) for well-capitalized status were unchanged by the final rules.

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

Based on management’s understanding and interpretation of the new capital rules, it believes that, as of December 31, 2015, the Company and Bank would meet all capital adequacy requirements under such rules on a fully phased-in basis as if such requirements were in effect as of such date.

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

FDIA, as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits of at least 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. On February 27, 2009, the FDIC introduced three possible adjustments to an institution’s initial base assessment rate: (i) a decrease of up to five basis points for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt and, for small institutions, a portion of Tier 1 capital; (ii) an increase not to exceed 50% of an institution’s assessment rate before the increase for secured liabilities in excess of 25% of domestic deposits; and (iii) for non-Risk Category I institutions, an increase not to exceed 10 basis points for brokered deposits in excess of 10% of domestic deposits. In 2015 and 2014, the Company expensed only the base assessment rate for “well capitalized” institutions, which totaled $322,000 and $240,000, respectively, in regular deposit insurance assessments.

In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately one basis point of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019. In 2015 and 2014, the Company paid a Financing Corporation assessment of $29,000 and $28,000, respectively.

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

Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank meets the definition of being “well capitalized” as of December 31, 2015.

As described above in “The Bank – Capital Requirements,” the new capital requirement rules issued by the OCC incorporate new requirements into the prompt corrective action framework.

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

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (the “CFPB”), and giving it responsibility for implementing, examining, and enforcing compliance with federal consumer protection laws. The CFPB focuses on (i) risks to consumers and compliance with the federal consumer financial laws, (ii) the markets in which firms operate and risks to consumers posed by activities in those markets, (iii) depository institutions that offer a wide variety of consumer financial products and services, and (iv) non-depository companies that offer one or more consumer financial products or services.

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

Ability-to-Repay and Qualified Mortgage Rule. Pursuant to the Dodd-Frank Act, the CFPB issued a final rule on January 10, 2013 (effective on January 10, 2014), amending Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) the monthly payment on the covered transaction; (iv) the monthly payment on any simultaneous loan; (v) the monthly payment for mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) the monthly debt-to-income ratio or residual income; and (viii) credit history. Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount, and the consumer’s debt-to-income (“DTI”) must be below the prescribed threshold. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance. Small creditors, as described below, may originate qualified mortgages that are not restricted by the specific DTI threshold (however, the DTI must still be considered). Small creditors are those financial institutions that meet the following requirements: (i) have assets below $2 billion (adjustable annually by CFPB); (ii) originated no more than 500 first-lien, closed-end residential mortgages subject to the ability-to-repay requirements in the preceding calendar year; and (iii) hold the qualified mortgage loan in its portfolio after origination. The Company, as a small creditor, does comply with the “qualified mortgage rules” and the other applicable Truth in Lending requirements.

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

The Federal Reserve and the OCC will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company and the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2015, the Company and the Bank have not been made aware of any instances of non-compliance with the final guidance.

Cybersecurity. In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution falls victim to this type of cyber-attack. This includes appropriate due diligence of its critical service providers to ensure effective recovery efforts have been implemented. If the Company fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, and the expanding use of technology-based products and services. The Company is, however, taking industry leading measures to combat these types of threats and manage risk to the Company and its customers.

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

Reporting Obligations under Securities Laws; Availability of Information

The Company is subject to the periodic and other reporting requirements of the Exchange Act, including the filing of annual, quarterly and other reports with the SEC. Prior to the Reorganization, the Bank filed the periodic and annual reports required under the Exchange Act with the OCC. Annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, plus any amendments to these reports, are available, free of charge, at www.vnbcorp.com and under the “Investor Relations” section of the Bank’s website at www.vnb.com. The Company’s SEC filings are posted and available as soon as reasonably practicable after the reports are filed electronically with the SEC. The information on the Company’s or Bank’s website is not incorporated into this report or any other filing the Company makes with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Employees

At December 31, 2015, the Company had 94 full time equivalent employees. None of its employees are represented by any collective bargaining unit. The Company considers relations with its employees to be good.

The Company owns Bank Owned Life Insurance (“BOLI”) policies on executives and other key personnel of the Company. BOLI is a bank-eligible asset designed to recover costs of providing pre- and post-retirement benefits and/or to finance general employee benefit expenses. Under BOLI policies, the executives and other key personnel are the insured, and the Company is the owner and beneficiary of the policies. The insured has no claim to the insurance policy or to the policy’s cash value. Under separate split dollar agreements, a portion of any death benefit may be paid to the beneficiaries of the insured employees, subject to the terms and restrictions of the split dollar endorsement agreement between the insured employee and the Company.

Item 1A. RISK FACTORS.

Not required

Item 1B. UNRESOLVED STAFF COMMENTS.

None

Item 2. PROPERTIES.

The Company and its subsidiaries currently occupy seven full-service banking facilities in Charlottesville, Winchester, and Albemarle and Orange Counties. The Company’s main office and a full-service banking facility are located at 404 People Place, Charlottesville, Virginia. Full-service banking facilities are also located at 222 East Main Street, Charlottesville, Virginia; 1580 Seminole Trail, Charlottesville, Virginia; 1900 Arlington Boulevard, Charlottesville, Virginia; 102 East Main Street, Orange, Virginia; 186 North Loudoun Street, Winchester, Virginia; and 3119 Valley Avenue, #102, Winchester, Virginia. In addition, a loan production office was opened in 2014 at 92 Main Street, Suite 202-6, in Warrenton, Virginia.

The five-story building located at 404 People Place, Charlottesville, Virginia, just east of the Charlottesville city limits on Pantops Mountain, was constructed by the Bank on a pad site leased in 2005 from Pantops Park, LLC for a term of twenty years, with seven five-year renewal options. William D. Dittmar, Jr., a director of the Company, is the manager and indirect owner of Pantops Park, LLC. Monthly rent for this space is a fair market rate as verified by an independent third-party appraisal. The building, consisting of approximately 43,000 square feet, was completed in early 2008, and the Bank opened this full-service office in April, 2008. Additionally, the office building serves as the corporate headquarters for the Company and its operations center, as well as the principal offices of VNB Wealth Management. A portion of the additional space not occupied by the Company and its subsidiaries is leased to tenants.

The property located at 1580 Seminole Trail, Charlottesville, Virginia has been fully owned by the Company since 2012. As of December 31, 2015, all of the other locations were leased from parties other than related parties. The banking facility located at 1900 Arlington Boulevard, Charlottesville, Virginia, was constructed by the Bank on a pad site which is leased by the Company; this facility has additional space not occupied by the banking facility that has been leased to tenants.

See Note 6 – Premises and Equipment in the notes to consolidated financial statements in Item 8. Financial Statements and Supplementary Data for information with respect to the amounts at which the Company’s premises and equipment are carried and commitments under long-term leases.

Item 3. LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which the Company, including its subsidiaries, is a party or of which its property is the subject.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable

Part II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock Performance and Dividends

Virginia National Bankshares Corporation’s Common Stock is quoted on the OTC Markets Group’s OTCQX tier (“OTCQX”) under the symbol VABK. As of December 31, 2015, the Company had issued and outstanding 2,412,589 shares of Common Stock. These shares were held by approximately 500 shareholders of record, not including beneficial holders of securities held in street name at a brokerage or other firm.

The payment of dividends is at the discretion of the Company’s Board of Directors and is subject to various federal and state regulatory limitations. As a bank holding company, the ability to pay dividends is dependent upon the overall performance and capital requirements of the Bank.

The data in the table below represents the high bid and low bid quotations that occurred for the periods shown, as reported by the OTCQX, for the years ended December 31, 2015 and December 31, 2014. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Additionally, the table shows the dividends declared per quarter in 2015 and 2014.

	Bid Quotations				Dividends Declared
	2015		2014		2015	2014
	High	Low	High	Low
First Quarter	$22.70	$21.50	$21.89	$18.05	$0.075	$0.050
Second Quarter	$22.45	$21.75	$23.45	$21.57	$0.100	$0.075
Third Quarter	$23.00	$21.70	$23.60	$22.65	$0.100	$0.075
Fourth Quarter	$25.00	$22.52	$23.50	$22.67	$0.100	$0.075
Total					$0.375	$0.275

American Stock Transfer and Trust Company is the Company’s stock transfer agent and registrar.

Stock Repurchase Program

On September 22, 2014, the Company announced the approval by its Board of Directors of a stock repurchase program authorizing repurchase of up to 400,000 shares of the Company's common shares through the open market or in privately negotiated transactions. The Company announced on September 21, 2015 that its Board of Directors extended the program for another year to September 18, 2016. As of December 31, 2015, a total of 288,497 shares had been purchased since the beginning of this program, with the remaining 111,503 shares available for purchase through September 18, 2016 under the extended program (the “Stock Repurchase Program”).

The table below represents the number of shares repurchased by quarter since the Stock Repurchase Program’s inception on September 16, 2014 through December 31, 2015.

				Maximum
			Total number	number of
			of shares	shares that
	Total number of	Average price	purchased as	may yet be
	shares	paid per	part of publicly	purchased
Period	purchased	share	announced Plan	under the Plan
September 16, 2014 to
September 30, 2014	-	$-	-	400,000
October 1, 2014 to
December 31, 2014	11,500	22.75	11,500	388,500
January 1, 2015 to
March 31, 2015	805	22.50	12,305	387,695
April 1, 2015 to
June 30, 2015	252,907	22.90	265,212	134,788
July 1, 2015 to
September 30, 2015	-	-	265,212	134,788
4th quarter 2015 (by month):
October 1-31, 2015	-	-	265,212	134,788
November 1-30, 2015	-	-	265,212	134,788
December 1-31, 2015	23,285	22.90	288,497	111,503
Total October 1, 2015 to
December 31, 2015	23,285	$22.90	288,497	111,503
Total	288,497	$22.89	288,497	111,503

Item 6. SELECTED FINANCIAL DATA.

Not required.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion provides information about the major components of the results of operations and financial condition, liquidity, and capital resources of Virginia National Bankshares Corporation. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements in Item 8. Financial Statements and Supplementary Data.

Application of Critical Accounting Policies and Critical Accounting Critical Estimates

The accounting and reporting policies followed by the Company conform, in all material respects, to accounting principles generally accepted in the United States (“GAAP”) and to general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While the Company bases estimates on historical experience, current information, and other factors deemed to be relevant, actual results could differ from those estimates.

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

Following are the accounting policies and estimates that the Company considers as critical:

●	Allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that are inherent in the loan portfolio. Accounting policies related to the allowance for loan losses are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. The Company’s allowance for loan loss methodology includes allowance allocations calculated in accordance with Accounting Standards Codification (“ASC”) Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions, and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion and Note 3 – Loans and Note 4 – Allowance for Loan Loss in the notes to consolidated financial statements, included in Item 8. Financial Statements and Supplementary Data, elsewhere in this report for further details of the risk factors considered by management in estimating the necessary level of the allowance for loan losses.

●	Impaired loans are loans so designated when, based on current information and events, it is probable the Company will be unable to collect all amounts when due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net of the impairment, using either the present value of estimated future cash flows at the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. Additional information on impaired loans, which includes both Troubled Debt Restructurings (“TDRs”) and non-accrual loans, is included in Note 3 – Loans and Note 4 – Allowance for Loan Losses in the notes to consolidated financial statements.

●	Fair value measurements are used by the Company to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realized value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Additional discussion of valuation methodologies is presented in Note 14 – Fair Value Measurements in the notes to consolidated financial statements.

●	Other-than-temporary impairment of securities accounting policies require a periodic review by management to determine if the decline in the fair value of any security appears to be other-than-temporary. Factors considered in determining whether the decline is other-than-temporary include, but are not limited to: the length of time and the extent to which fair value has been below cost; the financial condition and near-term prospects of the issuer; and the Company’s intent to sell. See Note 1 – Summary of Significant Accounting Policies and Note 2 – Securities, in the notes to consolidated financial statements, for further details on the accounting policies for other-than-temporary impairment of securities and the methodology used by management to make this evaluation.

●	Other real estate owned (“OREO”) represents assets acquired through, or in lieu of, loan foreclosures and are held for sale. Initially the OREO is recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less cost to sell. More information regarding the valuation methods used as well as the accounting for OREO is presented in Note 5 – Other Real Estate Owned and Note 14 – Fair Value Measurements in the notes to consolidated financial statements.

Non-GAAP Presentations

The Company, in referring to its net income, is referring to income computed under GAAP. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations also refer to various calculations that are non-GAAP presentations. They include:

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

Results of Operations

Consolidated Return on Equity and Assets

The annualized ratio of net income to average total assets and average shareholders' equity and certain other ratios for the periods indicated are as follows:

	2015	2014	2013
Return on average assets	0.56%	0.37%	1.40%

Return on average equity	5.34%	3.16%	12.70%

Average equity to average assets	10.55%	11.62%	11.04%

Cash dividend payout ratio	30.49%	39.09%	5.86%

Net income for the year ended December 31, 2015 was $3.1 million, or $1.23 diluted per common share, a 64.4% increase compared to $1.9 million, or $0.70 diluted per common share, for the year ended December 31, 2014. This $1.2 million increase was positively impacted by a $1.8 million increase in interest income and a $1.0 million decrease in noninterest expense. Negatively affecting net income for 2015 compared to 2014 was a decrease of $726,000 in noninterest income, an increase of $741,000 in provision for income taxes, and an increase of $157,000 in provision for loan loss.

One of the ratios the Company examines in its evaluation of net income is the efficiency ratio, which measures the cost to produce one dollar of revenue. The Company computes its efficiency ratio by dividing noninterest expense by the sum of net interest income (on an FTE basis) and noninterest income. A lower ratio is an indicator of increased efficiency.

The efficiency ratio for 2015 compared favorably to 2014 as a result of improvements on both sides of the equation with lower noninterest expense and increased net interest income. The efficiency ratio was 76.6% for the year ended December 31, 2015 compared to 85.7% for the same period of 2014. Loan and deposit growth added to the revenue stream, while cost containment strategies lowered expenses.

The efficiency ratio for 2014 compared to 2013 was negatively impacted as a result of a revenue decrease of $12.2 million and despite a decrease in noninterest expense of $4.6 million in 2014 over 2013. The contraction in revenue and expense in 2014 from 2013 were primarily attributable to a decrease in Trust performance fee revenue and the associated incentive compensation expense. This is a result of the restructuring of VNBTrust (now operating under the trade name VNB Wealth Management) and the transactions related to Swift Run Capital Management, LLC discussed earlier under Item 1. Business.

The efficiency ratios for the years ended December 31, 2015, 2014, and 2013 are shown below.

	2015	2014	2013
Efficiency Ratio	76.6%	85.7%	67.9%

The Company has two reportable segments, the Bank and VNB Wealth. The Bank’s commercial banking activities involve making loans, taking deposits and offering related services to individuals and businesses. Loan fee income, service charges from deposit accounts, and other non-interest-related fees such as fees for debit cards and ATM usage and fees for treasury management services generate additional income for this segment. The VNB Wealth segment includes investment management, wealth advisory and trust and estate services offered by VNBTrust. Income from the VNB Wealth segment is primarily derived from two forms of fee income: management fees and performance fees.

The Bank segment earned net income of $3.8 million in 2015, a $2.0 million increase over the $1.8 million netted in 2014. VNB Wealth segment recorded a loss of $699,000 in 2015, compared to net income of $127,000 in 2014.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is computed as the difference between the interest income on earning assets and the interest expense on deposits and other interest bearing liabilities. Net interest income represents the principal source of revenue for the Company and accounted for 77.0% of the total revenue in 2015. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The following table details the average balance sheet, including an analysis of net interest income for earning assets and interest bearing liabilities, for the years ended December 31, 2015, 2014, and 2013.

Consolidated Average Balance Sheet and Analysis of Net Interest Income

	Year Ended December 31, 2015			Year Ended December 31, 2014			Year Ended December 31, 2013
		Interest	Average		Interest	Average		Interest	Average
(dollars in thousands)	Average	Income	Yield/	Average	Income	Yield/	Average	Income	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost
ASSETS
Interest earning assets:
Securities
Taxable securities	$109,337	$2,014	1.84%	$119,774	$2,248	1.88%	$106,842	$1,914	1.79%
Tax exempt securities [1]	18,858	660	3.50%	19,876	723	3.64%	19,315	677	3.51%
Total securities [1]	128,195	2,674	2.09%	139,650	2,971	2.13%	126,157	2,591	2.05%
Loans:
Real estate	264,369	11,219	4.24%	231,310	10,253	4.43%	230,320	10,651	4.62%
Commercial	73,131	2,545	3.48%	51,799	1,871	3.61%	50,382	1,910	3.79%
Consumer	27,115	990	3.65%	12,811	424	3.31%	12,769	437	3.42%
Total Loans	364,615	14,754	4.05%	295,920	12,548	4.24%	293,471	12,998	4.43%
Fed funds sold	24,347	58	0.24%	41,156	90	0.22%	33,770	74	0.22%
Other interest bearing deposits	1,751	21	1.20%	1,767	19	1.08%	1,250	13	1.04%

Total earning assets	518,908	17,507	3.37%	478,493	15,628	3.27%	454,648	15,676	3.45%
Less: Allowance for loan losses	(3,438)			(3,240)			(3,439)
Total non-earning assets	38,278			41,044			40,728
Total assets	$553,748			$516,297			$491,937

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest bearing liabilities:
Interest bearing deposits:
Interest checking	$82,641	$41	0.05%	$81,881	$41	0.05%	$77,954	$39	0.05%
Money market deposits	99,918	210	0.21%	89,061	164	0.18%	94,369	183	0.19%
Time deposits	115,092	674	0.59%	122,659	686	0.56%	128,816	758	0.59%

Total interest-bearing deposits	297,651	925	0.31%	293,601	891	0.30%	301,139	980	0.33%

Fed funds purchased & securities sold under agreement
to repurchase	20,171	49	0.24%	15,480	37	0.24%	7,941	17	0.21%

Total interest-bearing liabilities	317,822	974	0.31%	309,081	928	0.30%	309,080	997	0.32%

Non-Interest-Bearing Liabilities:
Demand deposits	176,256			144,964			127,480
Other liabilities	1,233			2,277			1,067
Total liabilities	495,311			456,322			437,627
Shareholders' equity	58,437			59,975			54,310
Total liabilities & shareholders' equity	$553,748			$516,297			$491,937

Net interest income (tax equivalent)		$16,533			$14,700			$14,679
Interest rate spread [2]			3.06%			2.97%			3.13%
Interest expense as a percentage
of average earning assets			0.19%			0.19%			0.22%
Net interest margin [3]			3.19%			3.07%			3.23%

[1]	Tax-exempt income for investment securities has been adjusted to a tax-equivalent basis (FTE), using a Federal income tax rate of 34%.
[2]	Interest Rate Spread is the average yield earned on earning assets less the average rate paid on interest-bearing liabilities.
[3]	Net Interest Margin is net interest income expressed as a percentage of average earning assets.

This next table describes the impact on the net interest income of the Company resulting from changes in average balances and average rates for the periods indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. Interest income is reported on a tax-equivalent basis.

Volume and Rate Analysis

2015 compared to 2014
(dollars in thousands)

	Change due to:		Increase/
	Volume	Rate	(Decrease)
Assets:
Securities	$(240)	$(57)	$(297)
Loans:
Real estate	1,417	(451)	966
Commercial	745	(71)	674
Consumer	518	48	566
Total loans	2,680	(474)	2,206
Federal funds sold	(39)	7	(32)
Other interest bearing deposits	-	2	2
Total earning assets	$2,401	$(522)	$1,879

Liabilities and Shareholders' equity:
Interest-bearing deposits:
Interest checking	$-	$-	$-
Money market	21	25	46
Time deposits	(43)	31	(12)
Total interest-bearing deposits	(22)	56	34
Fed funds purchased & securities sold under
agreements to repurchase	11	1	12
Total interest-bearing liabilities	(11)	57	46
Change in net interest income	$2,412	$(579)	$1,833

2014 compared to 2013
(dollars in thousands)

	Change due to:		Increase/
	Volume	Rate	(Decrease)
Assets:
Securities	$261	$119	$380
Loans:
Real estate	46	(444)	(398)
Commercial	53	(92)	(39)
Consumer	1	(14)	(13)
Total loans	100	(550)	(450)
Federal funds sold	16	-	16
Other interest bearing deposits	6	-	6
Total earning assets	$383	$(431)	$(48)

Liabilities and Shareholders' equity:
Interest-bearing deposits:
Interest checking	$2	$-	$2
Money market	(10)	(9)	(19)
Time deposits	(35)	(37)	(72)
Total interest-bearing deposits	(43)	(46)	(89)
Fed funds purchased & securities sold under
agreements to repurchase	18	2	20
Total interest-bearing liabilities	(25)	(44)	(69)
Change in net interest income	$408	$(387)	$21

For the twelve months of 2015, net interest income of $16.3 million was recognized, an improvement of $1.8 million or 12.4% over the same period in 2014. Net interest income for 2014 totaled $14.5 million and was fairly level with the 2013 total of $14.4 million. An increase of $40.4 million in average earning assets for 2015 compared to the prior year, along with an improved mix in earning assets, contributed to the significant rise in revenue. The average balance for loans as a percentage of earnings assets for 2015 improved to 70.3% compared to 61.8% and 64.5% in 2014 and 2013, respectively.

The 2015 net interest margin of 3.19% improved 12 basis points from 3.07% for the year ended December 31, 2014. The yield on average earning assets for 2015 of 3.37% was 10 basis points higher than the 2014 yield of 3.27%, resulting in the margin improvement. Although loan yields dropped by 19 basis points year-over-year, the $68.7 million increase in average loans and the resultant shift in the earning asset mix contributed to the overall yield increase on earning assets. Loan yields contracted due to lower rates on new production in the protracted low interest rate environment combined with pay-offs and repricing of higher interest loans. The Company expects some downward pressure on loan yields to continue into early 2016.

Interest expense as a percentage of average earning assets remained fairly consistent and low compared to peers at 19 basis points for 2015 and 2014, down from the 22 basis points in 2013. A continuing primary driver of the Company’s low cost of funds compared to peers is the Company’s level of non-interest bearing demand deposits and low-cost deposit accounts. Below is a table illustrating the average balances of these accounts as a percentage of total deposit account balances (dollars in thousands).

Non-interest and low-cost deposit account analysis
(dollars in thousands)	2015		2014		2013
	Average	% of Total	Average	% of Total	Average	% of Total
	Balance	Deposits	Balance	Deposits	Balance	Deposits
Non-interest demand deposits	$176,256	37.2%	$144,964	33.0%	$127,480	29.7%
Interest checking accounts	82,641	17.4%	81,881	18.7%	77,954	18.2%
Money market deposit accounts	99,918	21.1%	89,061	20.3%	94,369	22.0%
Total non-interest and low-cost deposit
accounts	$358,815	75.7%	$315,906	72.0%	$299,803	69.9%
Total deposit account balances	$473,907		$438,565		$428,619

Provision for Loan Losses

The level of the allowance reflects changes in the size of the portfolio or in any of its components as well as management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, and current loan portfolio quality, as well as economic, political and regulatory conditions. Additional information concerning management’s methodology in determining the adequacy of the allowance for loan losses is contained later in this section under Allowance for Loan Loss, in addition to Note 1 and Note 4 of the notes to consolidated financial statements, found in Item 8. Financial Statements and Supplementary Data, later in this report.

Based on management’s continuing evaluation of the loan portfolio in 2015, the Company recorded a provision for loan losses of $463,000, compared to a provision of $306,000 in 2014. The major factor driving the $157,000 increase in the provision for loan loss between 2015 and 2014 was the net increase in loan balances of $110.4 million from year-end 2014 to year-end 2015. Allowance for loans loss for the year 2015 compared to 2014 increased 12.7%, even though total loan balances increased 35.2% over that same period. Net loan charge-offs of $60,000 in 2015 and $67,000 in 2013 were significantly lower than the net charge-offs of $502,000 in 2014. The relatively higher charge-offs experienced in 2014 required the Company to replenish the Allowance for Loan Loss balance and was a major factor in accounting for the provision expense of $306,000 in 2014, compared to the 2013 provision of $160,000.

The following is a summary of the changes in the allowance for loan losses for the years ended December 31, 2015, 2014, and 2013:

(dollars in thousands)	2015	2014	2013
Allowance for loan losses, January 1	$3,164	$3,360	$3,267
Charge-offs	(141)	(551)	(161)
Recoveries	81	49	94
Provision for loan losses	463	306	160
Allowance for loan losses, December 31	$3,567	$3,164	$3,360

Allowance for loan losses as a percentage
of period-end total loans	0.84%	1.01%	1.12%

Noninterest Income

The major components of noninterest income are detailed below. Year-to-year variances are shown for each noninterest income category.

	For the year ended		Variance
(dollars in thousands)	December 31, 2015	December 31, 2014	$	%
Noninterest income:
Trust income	$1,710	$2,367	$(657)	-27.8%
Customer service fees	956	894	62	6.9%
Debit/credit card and ATM fees	825	742	83	11.2%
Earnings on bank owned life insurance	442	439	3	0.7%
Gains on sales of assets	-	44	(44)	-100.0%
Gains on sales of securities	104	24	80	333.3%
Royalty income	140	593	(453)	-76.4%
Fees on mortgage sales	217	76	141	185.5%
Other	477	418	59	14.1%
Total noninterest income	$4,871	$5,597	$(726)	-13.0%

Year-over-year total noninterest income declined $726,000. This decrease is primarily driven by lower trust and royalty income. Trust performance fees, if any, are generally realized in the fourth quarter each year as they are contingent and variable based upon the performance of the accounts that we actively manage on a year-over-year basis. Performance fees of $16,000 were recognized during 2015 from accounts managed by VNB Wealth Management. This compared to performance fees of $523,000 recognized during 2014 and was the major factor in the $657,000 decline in trust income. Additionally, performance fee royalty income associated with the sale of a former fund management business is also recognized in the same manner and timeframe as performance related trust fees. No performance fee royalty income was recognized in 2015, compared to $426,000 in 2014, which drove the majority of the $453,000 decrease in total royalty income for 2015.

Higher revenue, largely associated with fee restructure initiatives which began in late 2014, partially offset these decreases in performance fees. Late in the third quarter of 2014, a new fee structure for the Bank was implemented as part of management’s revenue enhancement strategy. Many of the Bank’s fees had not been increased in several years, and the reassessment of the fees allowed the Bank to increase revenue while remaining competitive and providing customers the same high level of service. Increases were recognized in customer service fees, debit/credit card and ATM fees, and miscellaneous service charges, and in total increased $263,000 in 2015 compared to 2014. While the new fee schedules started positively impacting revenue in late 2014, the full effect was not realized until 2015.

In addition, in mid-2014, the Company initiated a new source of revenue by hiring a secondary market mortgage loan originator. Since the Company did not begin to recognize income from this new business line until late in 2014, the Company had not yet fully realized the impact that these fees on mortgage sales would have on a full-year basis until 2015, which explains the $141,000 increase on a sequential year basis.

Noninterest Expense

In a year-over-year comparison, noninterest expense of $16.4 million reported for the twelve months of 2015 was down $1.0 million or 5.7% from the $17.4 million for the same period of 2014. The major components of noninterest expense are detailed below. Year-to-year variances are shown for each noninterest expense category.

	For the year ended		Variance
(dollars in thousands)	December 31, 2015	December 31, 2014	$	%
Noninterest expense:
Salaries and employee benefits	$8,869	$9,305	$(436)	-4.7%
Net occupancy	1,940	1,954	(14)	-0.7%
Equipment	550	531	19	3.6%
ATM, debit and credit card	301	349	(48)	-13.8%
Bank franchise tax	381	328	53	16.2%
Computer software	332	330	2	0.6%
Data processing	1,049	1,025	24	2.3%
FDIC deposit insurance assessment	351	268	83	31.0%
Marketing, advertising and promotion	505	774	(269)	-34.8%
Net OREO write downs and expenses	231	345	(114)	-33.0%
Professional fees	544	696	(152)	-21.8%
Other	1,345	1,486	(141)	-9.5%
Total noninterest expense	$16,398	$17,391	$(993)	-5.7%

Salaries and employee benefits accounted for $436,000 of the $1.0 million savings. At December 31, 2015, the Company had 94 full time equivalent employees compared to 101 at year-end 2014. A concerted effort to utilize technology more efficiently, to reassess the headcounts needed in retail offices, and to discontinue unprofitable services led to the headcount decrease and resulted in lower expenses for salaries and employee benefits.

Decreased marketing and promotion expenses of $269,000, professional and consulting fees of $152,000, and OREO write downs and expenses of $114,000, together with more modest decreases in other noninterest expense categories, were other drivers in the year-over-year decline. Management continues to evaluate expense categories for potential reductions that would have a positive impact on net income on an ongoing basis.

Provision for Income Taxes

In 2015, the Company provided $1.2 million for Federal income taxes, resulting in an effective income tax rate of 27.7%. For 2014, the Company provided $456,000 for Federal income taxes, resulting in an effective income tax rate of 19.4%. The effective income tax rates differed from the U.S. statutory rate of 34% during the comparable periods primarily due to the effect of tax-exempt income from municipal bonds and life insurance policies. The tax benefits from the tax-exempt income in 2015 and 2014 of $298,000 and $318,000, respectively, remained fairly constant over the two periods. However, the higher effective tax rate for 2015 compared to the prior year was a result of significantly higher net income before taxes that was taxable at the full statutory rate.

More information on income taxes, including net deferred taxes can be found in Note 8 of the notes to consolidated financial statements which is found in Item 8. Financial Statements and Supplementary Data, later in this report.

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

As of December 31, 2015, the Company’s investment portfolio totaled $76.5 million, of which obligations of U.S. government corporations and government-sponsored enterprises amounted to $49.7 million which is approximately 65.0% of the total. The investment portfolio as of December 31, 2014 totaled $143.4 million. The year-over-year decline of 46.7% was a result of management’s focus on maximizing the earning capacity of the Company by moving funds from investment securities into higher yielding loans. The average yield, on a tax-equivalent basis, on the investment securities in 2015 was 2.09%, or almost 2% lower than the average yield on loans of 4.05% for the same period. A discussion on the growth in the loan portfolio follows.

For the year ended December 31, 2015, proceeds from the sales and calls of securities amounted to $72.3 million, and gross realized gains on these securities were $104,000. For the year ended December 31, 2014, proceeds from the sales and calls of securities amounted to $10.3 million, and gross realized gains on these securities were $24,000.

In accordance with ASC 320, “Investments - Debt and Equity Securities,” the Company has categorized its unrestricted securities portfolio as Available for Sale (“AFS”). Securities classified as AFS may be sold in the future, prior to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. AFS securities are carried at fair value. Net aggregate unrealized gains or losses on these securities are included, net of taxes, as a component of shareholders’ equity. All of the Company’s securities were investment grade or better as of December 31, 2015. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon market recovery or the maturity of such instruments and thus believes that any impairment in value is interest-rate-related and therefore temporary. AFS securities included gross unrealized gains of $447,000 and gross unrealized losses of $625,000 as of December 31, 2015.

Securities Available for Sale and Restricted Securities
(dollars in thousands)

Carrying Value of Securities	As of December 31,
	2015	2014	2013
Securities Available for Sale
Fair Value:
U.S. Government-Sponsored Agencies	$11,378	$31,528	$44,005
Corporate Bonds	5,964	21,276	9,053
Asset-Backed Securities	-	2,105	2,100
Mortgage-Backed Securities/CMOs	36,687	63,220	55,597
Municipal Bonds	20,772	23,687	22,272
	$74,801	$141,816	$133,027
Cost:
Federal Reserve Bank Stock	$1,039	$1,039	$1,036
Federal Home Loan Bank Stock	578	462	609
CBB Financial Corporation Stock	64	64	-
	$1,681	$1,565	$1,645

All mortgage-backed securities included in the above tables were issued by U.S. government agencies and corporations. At December 31, 2015, the securities issued by political subdivisions or agencies were highly rated with 79% of the municipal bonds having AA or higher ratings. Approximately 74% of the municipal bonds are general obligation bonds with issuers that are geographically diverse. The Company does not hold any derivative instruments. The Company held no issues that exceeded 10% of Shareholders' Equity at December 31, 2015.

The Company’s holdings of restricted securities totaled $1.7 million at December 31, 2015 and $1.6 million at December 31, 2014 and consisted of stock in Federal Reserve Bank of Richmond, Federal Home Loan Bank of Atlanta, and stock of CBB Financial Corporation, the holding company for Community Bankers Bank. The Bank is required to hold stock in the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Atlanta as a condition of membership with each of these correspondent banks. The amount of stock required to be held by the Bank is periodically assessed by each bank, and the Bank may be subject to purchase or put back stock held in these banks, as determined by their respective calculations. Stock ownership in the bank holding company for Community Bankers’ Bank provides the Bank with several benefits that are not available to non-shareholder correspondent banks. None of these stock issues are traded on the open market and can only be redeemed by the respective issuer. Restricted stock holdings are recorded at cost.

The table shown below details the amortized cost and fair value of available for sale securities at December 31, 2015 based upon contractual maturities, by major investment categories. Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations. The tax-equivalent yield is based upon a federal tax rate of 34%.

Maturity Distribution and Average Yields
(dollars in thousands)

Contractual Maturities of Securities at December 31, 2015
			Tax Equivalent	% of AFS
	Amortized Cost	Fair Value	(T/E) Yield	Portfolio
U.S. Government-Sponsored Agencies:
One year or less	$5,007	$5,028	2.36%
After one year to five years	3,309	3,367	2.19%
After five years to ten years	2,944	2,983	2.29%
	$11,260	$11,378	2.29%	15.1%
Corporate Bonds
After one year to five years	$4,040	$4,012	1.76%
After five years to ten years	1,987	1,952	2.64%
	$6,027	$5,964	2.05%	8.0%
Mortgage-Backed Securities/CMOs
After one year to five years	$555	$548	1.05%
After five years to ten years	9,969	9,892	1.37%
After ten years	26,553	26,247	1.84%
	$37,077	$36,687	1.70%	49.4%
Municipal Bonds
One year or less	$105	$105	1.82%
After one year to five years	2,097	2,110	2.03%
After five years to ten years	11,286	11,427	3.19%
After ten years	7,127	7,130	3.65%
	$20,615	$20,772	3.22%	27.5%

Total Securities Available for Sale	$74,979	$74,801

As stated, the above table reflects the distribution of the contractual maturities of investment portfolio at December 31, 2015. Management’s investment portfolio strategy is to structure the portfolio so that it is a constant source of liquidity for the balance sheet. In order to achieve greater liquidity in the portfolio, securities that have a monthly flow of principal repayments become a key component. To illustrate the difference between contractual maturity and average life, consider the difference for the fixed rate mortgage-backed securities (MBS) component of this portfolio. At December 31, 2015, the weighted average maturity (WAM) of the fixed rate MBS sector was 10.33 years, and the projected average life for this group of securities is 4.0 years.

Another indication of the investment portfolio’s liquidity potential is shown by the projected annual principal cash flow from maturities, callable bonds, and monthly principal repayments. For the next three years, the principal cash flows are estimated to be $12.3 million for 2016, $13.9 million for 2017, and $10.1 million for 2018, based upon rates remaining at current levels. This represents nearly half of the investment portfolio’s available for sale balance at December 31, 2015 that will be available to support the future liquidity needs of the Company. Cash flow projections are subject to change based upon changes to market interest rates.

Loan Portfolio

The Company’s loan portfolio totaled $423.7 million as of December 31, 2015 or 74.7% of total assets. Loan balances increased $110.4 million, or 35.2% from the balance of $313.3 million as of December 31, 2014.

Loan Portfolio

(dollars in thousands)

	As of December 31,
	2015	2014	2013	2012	2011
Commercial loans	$70,868	$60,940	$48,060	$45,370	$42,157
Real estate construction	18,911	11,912	18,461	14,193	17,475
Real estate mortgage:
Residential	63,544	60,162	54,300	56,820	59,995
Home equity loans	27,599	25,498	29,612	31,433	32,802
Commercial	178,258	141,342	135,997	125,089	128,611
Total real estate mortgage	269,401	227,002	219,909	213,342	221,408
Consumer	64,484	13,400	13,604	11,955	11,492
Total loans	423,664	313,254	300,034	284,860	292,532
Less: Allowance for loan losses	(3,567)	(3,164)	(3,360)	(3,267)	(3,741)
Net loans	$420,097	$310,090	$296,674	$281,593	$288,791

The Company has experienced five sequential quarters of significant expansion in total loans. From the $289.6 million outstanding at September 30, 2014, gross loans have increased $134.1 million, or 46.3%, due to approximately $70.7 million in net organic loan growth, supplemented by purchases of $27.0 million in syndicated loans and $36.4 million in student loans. The purchase of loans is considered a secondary strategy, which allows the Company to supplement organic loan growth. Syndicated loans represent shared national credits in leveraged lending transactions and are included in the commercial and industrial portfolio. The Company has developed policies to limit overall credit exposure to the syndicated market as a whole and to each borrower. The first package of student loans totaling $10.8 million was purchased at the end of the second quarter of 2015, and a second student loan package totaling $25.6 million closed in the fourth quarter of 2015. Along with the purchase of these student loans, the Company purchased a surety bond that fully insures this portion of the Company’s consumer portfolio. Management will continue to evaluate loan purchase transactions as needed to supplement organic loan growth, as part of its strategy to strengthen earnings and normalize the loan-to-deposit ratio. The loan-to-deposit ratio at December 31, 2015 stood at 87.1%, an 18.5% improvement over the 68.6% at December 31, 2014.

The Company’s objective is to maintain the historically strong credit quality of the loan portfolio by maintaining rigorous underwriting standards. These standards coupled with regular evaluation of the creditworthiness of and the designation of lending limits for each borrower has helped the Company achieve this objective. The primary portfolio strategy includes seeking industry and loan size diversification in order to minimize credit exposure and originating loans in markets with which the Company is familiar. The predominant market area for organic loans is Charlottesville, Albemarle County, Orange County, Warrenton, Winchester, Frederick County and adjacent counties.

Based on underwriting standards, loans and leases may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory and real property. The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions.

The Company’s real estate loan portfolio increased by $42.4 million, from the balance of $227.0 million at December 31, 2014, to $269.4 million at December 31, 2015. This category represented 63.6% of all loans, and these loans are secured by mortgages on real property located principally in Virginia. Of this amount, approximately $91.1 million represented loans on residential properties. Commercial real estate loans totaled $178.3 million as of December 31, 2015. Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral.

As of December 31, 2015, the Company’s commercial and industrial loan portfolio totaled $70.9 million, a $9.9 million increase from the balance at year-end 2014. This category, representing approximately 16.7% of all loans, includes loans made to individuals and small to medium-sized businesses, as well as loans purchased on the syndicated market. The balance on syndicated loans totaled $23.7 million, or 33.4% of the commercial loan total as of the end of 2015.

Consumer loans, comprised of student loans purchased, revolving credit, and other fixed payment loans, totaled $64.5 million as of December 31, 2015 or 15.2% of all loans. Consumer loans experienced the largest expansion of any loan segment and ended 2015 with balances $51.1 million higher than the prior year-end. Although the student loan packages purchased during 2015 totaled $35.7 million at year-end and accounted for most of the increase, organic consumer loans grew significantly by $15.4 million year-over-year.

Loans for construction and land development totaled $18.9 million and made up the remaining 4.5% of loans as of December 31, 2015. These loans grew by $7.0 million compared to December 31, 2014.

The following table presents the maturity distribution of the Company’s loans at December 31, 2015. The table also presents the portion of loans that have fixed interest rates or variable/floating interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the Wall Street Journal prime rate, LIBOR rates, or U.S. Treasury bond indices.

Maturities and Sensitivities of Loans to Changes in Interest Rates

(dollars in thousands)	As of December 31, 2015
		After One to
	Due in One	Under Five	After Five
	Year or Less	Years	Years	Total
Commercial loans	$13,820	$34,383	$22,665	$70,868
Real estate construction and land	5,972	3,323	9,616	18,911
Real estate mortgage:
1-4 family residential	6,208	2,942	54,394	63,544
Home equity loans	637	758	26,204	27,599
Commercial real estate	1,282	12,246	164,730	178,258
Consumer	10,589	17,342	36,553	64,484
Total	$38,508	$70,994	$314,162	$423,664

Loans with fixed interest rates	$5,577	$34,486	$49,813	$89,876
Loans with floating interest rates	32,931	36,508	264,349	333,788
Total	$38,508	$70,994	$314,162	$423,664

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

At December 31, 2015 and December 31, 2014, the Company had three loans classified as non-accrual with balances of $191,000 and $218,000, respectively. This compares favorably to December 31, 2013, when the Company had five loans with balances of $367,000 classified as non-accrual. TDRs that are still performing have remained fairly constant over the three years shown and ended December 31, 2015 with three loans totaling $1.4 million classified as TDRs. The Company ended the year with no loans over 90 days past due that were still accruing interest. Below is a summary of loans identified with these risk elements:

	(dollars in thousands)
Non-Accrual Loans
	As of December 31,
	2015	2014	2013
Total	$191	$218	$367
Number of Loans	3	3	5

Loans Past Due 90 Days or More and Still Accruing
	As of December 31,
	2015	2014	2013
Total	$-	$-	$178
Number of Loans	0	0	2

Troubled Debt Restructurings, Performing
	As of December 31,
	2015	2014	2013
Total	$1,427	$1,479	$1,369
Number of Loans	3	3	2

See Note 3 – Loans and Note 4 – Allowance for Loan Losses in the accompanying notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further details regarding the Company’s loan asset quality measurements.

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

See Note 3 – Loans and Note 4 – Allowance for Loan Losses in the notes to consolidated financial statements, included in Item 8. Financial Statements and Supplementary Data, later in this report for further details of the risk factors considered by management in estimating the necessary level of the allowance for loan losses.

Activity for the allowance for loan losses is provided in the following table.

(dollars in thousands)
	2015	2014	2013	2012	2011
Balance, beginning of period	$3,164	$3,360	$3,267	$3,741	$3,730

Loans charged off
Real estate	12	262	139	458	549
Commercial	126	286	22	132	-
Consumer	3	3	-	18	11
Total	141	551	161	608	560

Recoveries
Real estate	46	10	48	176	3
Commercial	35	32	22	7	11
Consumer	-	7	24	30	22

Total	81	49	94	213	36

Provision for (recovery of) loan losses	463	306	160	(79)	535

Balance, December 31,	$3,567	$3,164	$3,360	$3,267	$3,741

Net charge-offs to average loans	0.02%	0.17%	0.02%	0.13%	0.18%

Allowance for loan losses as a
percentage of period-end total loans	0.84%	1.01%	1.12%	1.15%	1.28%

As of December 31, 2015, the allowance for loan losses was $3.6 million, a net increase of $403,000 from $3.2 million at December 31, 2014. Management’s estimates for the allowance for loan losses resulted in the Company’s allowance to total loans outstanding ratio to be 0.84% at December 31, 2015, compared to the 1.01% at December 31, 2014 and the 1.12% reported at December 31, 2013. The decreased balance in the allowance relative to total loans compared to the prior periods is reflective of the continued improvement in the historical loss rate, as well as a favorable shift in the mix of loans toward categories requiring minimal or no reserve, such as student loans that are insured by a surety bond and loans secured by readily-marketable collateral. Despite an increase in loans risk rated as substandard or special mention (“classified assets”) from $4.9 million as of December 31, 2014 to $8.5 million as of year-end 2015, the allowance required for these additional classified assets had less of an effect than the influence of adding $55.6 million in loans requiring minimal or no reserve in the allowance for loan loss.

There were $141,000 in loan balances charged off during 2015, with a total of $81,000 in recoveries of previously charged-off balances, resulting in net charge-offs of $60,000 during 2015. There were loan balances of $551,000 charged off during 2014, with a total of $49,000 in recoveries of previously charged-off balances. This resulted in net charge-offs of $502,000 during 2014. The ratio of net charge-offs to average loans remained strong at 0.02% for 2015, compared to 0.17% for 2014 and 0.02% for 2013.

The table below provides an allocation of year-end allowance for loan losses by loan type; however, allocation of a portion of the allowance to one loan category does not preclude its availability to absorb losses in other categories.

Allocation of the Allowance for Loan Losses

(dollars in thousands)

	December 31, 2015
		Percentage of loans in each
	Allowance	category to total loans
Commercial loans	$797	16.73%
Real estate construction	159	4.46%
Real estate mortgages	2,592	63.59%
Consumer	19	15.22%
Total	$3,567	100.00%

	December 31, 2014
		Percentage of loans in each
	Allowance	category to total loans
Commercial loans	$674	19.45%
Real estate construction	102	3.80%
Real estate mortgages	2,360	72.47%
Consumer	28	4.28%
Total	$3,164	100.00%

	December 31, 2013
		Percentage of loans in each
	Allowance	category to total loans
Commercial loans	$340	16.03%
Real estate construction	198	6.14%
Real estate mortgages	2,788	73.30%
Consumer	34	4.53%
Total	$3,360	100.00%

	December 31, 2012
		Percentage of loans in each
	Allowance	category to total loans
Commercial loans	$303	15.93%
Real estate construction	168	4.98%
Real estate mortgages	2,750	74.89%
Consumer	46	4.20%
Total	$3,267	100.00%

	December 31, 2011
		Percentage of loans in each
	Allowance	category to total loans
Commercial loans	$397	14.41%
Real estate construction	319	5.97%
Real estate mortgages	2,957	75.69%
Consumer	68	3.93%
Total	$3,741	100.00%

Deposits

Depository accounts represent the Company’s primary source of funding and are comprised of demand deposits, interest-bearing checking accounts, money market deposit accounts and time deposits. These deposits have been provided predominantly by individuals, professionals, small businesses and other organizations in the Charlottesville/Albemarle area, the Orange County area, and the Winchester area.

Depository accounts held by the Company as of December 31, 2015, totaled $486.5 million, an increase of $29.8 million or 6.5% compared to the December 31, 2014 total of $456.7 million.

At December 31, 2015, the balances of non-interest bearing demand deposits were $184.6 million or 38.0% of total deposits, an increase from $152.1 million or 33.3% of total deposits at December 31, 2014. Interest-bearing transaction and money market accounts totaled $193.3 million and $187.5 million at December 31, 2015 and December 31, 2014, respectively. The Company’s low-cost deposit accounts, which include both non-interest and interest bearing checking accounts as well as money market accounts, represented 77.7% of total deposit account balances at December 31, 2015 and compares favorably to the 74.4% of total deposit account balances at December 31, 2014.

Certificates of deposit and other time deposit balances decreased $8.5 million to $108.6 million at December 31, 2015 from the balance of $117.1 million at December 31, 2014. Included in this deposit total were brokered deposits totaling $17.2 million and $18.7 million at December 31, 2015 and 2014, respectively, which were reciprocal relationships under the Certificate of Deposit Account Registry Service (CDARS™), whereby depositors can obtain FDIC insurance on deposits up to $50 million.

The aggregate amount of total certificates of deposit with a minimum balance of $100,000 was $79.6 million at December 31, 2015. Approximately 97.0% of this total is scheduled to mature within the next twelve months. Included in this total are deposits of $35.3 million with balances of $250,000 or more.

Deposits

(dollars in thousands)

Average Balances and Rates Paid
	Years Ended December 31
	2015		2014		2013
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest-bearing demand deposits	$176,256		$144,964		$127,480
Interest-bearing deposits:
Interest checking	82,641	0.05%	81,881	0.05%	77,954	0.05%
Money market deposits	99,918	0.21%	89,061	0.18%	94,369	0.19%
Time deposits	115,092	0.59%	122,659	0.56%	128,816	0.59%
Total interest-bearing deposits	$297,651	0.31%	$293,601	0.30%	$301,139	0.33%
Total deposits	$473,907		$438,565		$428,619

Maturities of CD's of $100,000 and Over
	December 31, 2015
	Amount	Percentage
Three months or less	$59,874	75.25%
Over three months to six months	11,379	14.30%
Over six months to one year	5,922	7.44%
Over one year	2,398	3.01%
Totals	$79,573	100.00%

Securities Sold Under Agreements to Repurchase

The Company offers commercial customers the opportunity to invest excess deposit balances into overnight repurchase agreements. Under the agreements to repurchase, invested funds are fully collateralized by Federal government or agency bonds that are pledged on behalf of customers utilizing this product.

(dollars in thousands)	2015	2014	2013
Period-end balance	$23,156	$17,995	$16,297
Maximum amount at any month-end during the year	$23,156	$17,995	$16,297
Annual average balance outstanding	$20,076	$15,480	$7,941
Annual average interest rate paid	0.24%	0.24%	0.21%

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

Gap Interest Sensitivity Analysis

As of December 31, 2015

(dollars in thousands)

	Within	90 to 365	1 to 4	Over	Nonrate
	90 days	days	years	4 years	Sensitive	Total
Assets
Loans	$159,316	$70,465	$161,699	$31,412	$772	$423,664
Investment securities	12,300	5,564	25,382	33,414	(178)	76,482
Interest bearing deposits	-	247	1,002	-	-	1,249
Federal funds sold	29,327	-	-	-	-	29,327
Non-interest-earning assets and
allowance for loan losses	-	-	-	-	36,769	36,769
Total assets	$200,943	$76,276	$188,083	$64,826	$3 7,363	$567,491

Liabilities and Shareholders' Equity
Interest checking	$3,180	$9,540	$38,160	$39,220	$-	$90,100
Money market deposits	8,597	25,794	68,784	-	-	103,175
Time deposits	78,486	24,198	5,083	851	-	108,618
Repurchase agreements	23,156	-	-	-	-	23,156
Non-interest bearing liabilities and
shareholders' equity	-	-	-	-	242,442	242,442
Total liabilities and shareholders' equity	$113,419	$59,532	$112,027	$40,071	$242,442	$567,491

Period gap	$87,524	$16,744	$76,056	$24,755	N/A	$205,079
Cumulative gap	$87,524	$104,268	$180,324	$205,079	N/A	$205,079
Ratio of cumulative gap to
cumulative earning assets	43.56%	37.61%	38.75%	38.68%

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

In simulating the effects of upward and downward changes in market rates to net interest income over a rolling two-year horizon, the model utilizes a “static” balance sheet approach where balance sheet composition or mix as of the measurement date is maintained over the two-year horizon. Similarly, the base case simulation performed assumes interest rates on the measurement date are unchanged for the next 24 months. Then the simulation assumes all rate indices are instantaneously shocked upward and downward by 100 basis points to 400 basis points, in 100 basis point increments. Due to the low level of interest rates, the shock down analysis where the rates fall 200 basis points or more are not considered meaningful and are therefore not shown in the results below as of December 31, 2015.

(dollars in thousands)	Change in Net Interest Income
Change in Yield Curve	Percentage	Amount
+400 basis points	28.68%	$10,578
+300 basis points	24.30%	8,963
+200 basis points	18.10%	6,675
+100 basis points	10.35%	3,818
Base case	0.00%	-
-100 basis points	-3.33%	(1,228)

The shape of the yield curve can cause downward pressure on net interest income. In general, if and to the extent that the yield curve is flatter (i.e., the differences between interest rates for different maturities are relatively smaller) than previously anticipated, then the yield on the Company’s interest earning assets and its cash flows will tend to be lower. Management believes that a relatively flat yield curve could continue to affect adversely the Company’s results in 2016.

Liquidity

Liquidity represents the Company’s ability to provide funds to meet customer demand for loan and deposit withdrawals without impairing profitability. Effective management of balance sheet liquidity is necessary to fund growth in earning assets and to pay liability maturities and depository customers’ withdrawal requirements. The Company maintains a Liquidity Management Policy that is approved by the Board of Directors. The policy sets limits on a number of areas, including limits on the amount of non-core liabilities, and funding long-term assets with non-core liabilities.

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

Borrowing Lines

As of December 31, 2015

(dollars in thousands)

Correspondent Banks	$31,000
Federal Home Loan Bank of Atlanta	40,469
Total Available	$71,469

As of December 31, 2015, there were no outstanding balances for any borrowing lines.

Any excess funds are sold on a daily basis in the federal funds market. The Company maintained an average of $24.3 million outstanding in federal funds sold during 2015. On December 31, 2015, the Company sold $29.3 million in the overnight federal funds market. The Company intends to maintain sufficient liquidity at all times to meet its funding commitments.

Capital

Effective January 1, 2015, the final rules adopted by the federal bank regulatory agencies to implement the Basel III regulatory capital rules require the Company and its subsidiaries to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6% of risk-weighted assets (increased from the prior requirement of 4%); (iii) a total capital ratio of 8% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4% of total assets (unchanged from the prior requirement). These are the initial capital requirements, which are currently in effect. Beginning January 1, 2016 a capital conservation buffer requirement will be phased in over a four-year period, beginning at 0.625% of risk-weighted assets and increasing to 2.5% at January 1, 2019. The new Basel III capital regulations are discussed in greater detail under the caption “Supervision and Regulation,” found earlier in this report under “Item 1. Business”. In addition, information regarding the Company’s risk-based capital at December 31, 2015 and December 31, 2014 is presented in Note 12 – Capital Requirements of the notes to consolidated financial statements, contained in Item 8. Financial Statements and Supplementary Data. Using the new capital requirements, the Company’s capital ratios remain well above the levels designated by bank regulators as "well capitalized" at December 31, 2015.

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

While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond the control of the Company, including changes in the expected rate of inflation, the influence of general and local economic conditions, and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities, among other things, as further discussed under the caption “Asset/Liability Management,” found earlier in this section.

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

Following is a schedule of future minimum rental payments under non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2015:

(dollars in thousands)	1 year or less	1-3 years	3-5 years	After 5 years	Total
Operating lease obligations	$804	$1,412	$1,197	$2,668	$6,081

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting company.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Virginia National Bankshares Corporation
Charlottesville, Virginia

We have audited the accompanying consolidated balance sheets of Virginia National Bankshares Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Virginia National Bankshares Corporation and subsidiaries as of December 31, 2015 and 2014 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 30, 2016

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$14,200	$12,834
Federal funds sold	29,327	41,273
Securities:
Available for sale, at fair value	74,801	141,816
Restricted securities, at cost	1,681	1,565
Total securities	76,482	143,381
Total loans	423,664	313,254
Allowance for loan losses	(3,567)	(3,164)
Total loans, net	420,097	310,090
Premises and equipment, net	8,668	9,465
Other real estate owned, net of valuation allowance	-	1,177
Bank owned life insurance	13,476	13,034
Accrued interest receivable and other assets	5,241	5,799
Total assets	$567,491	$537,053
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest-bearing	$184,574	$152,107
Interest-bearing	90,100	93,208
Money market deposit accounts	103,175	94,310
Certificates of deposit and other time deposits	108,618	117,094
Total deposits	486,467	456,719
Securities sold under agreements to repurchase	23,156	17,995
Accrued interest payable and other liabilities	1,571	1,707
Total liabilities	511,194	476,421

Commitments and contingencies

Shareholders' equity:
Preferred stock, $2.50 par value, 2,000,000
shares authorized, no shares outstanding	-	-
Common stock, $2.50 par value, 10,000,000 shares
authorized; 2,412,589 and 2,688,336 shares
issued and outstanding in 2015 and 2014,
respectively	6,031	6,721
Capital surplus	22,214	27,889
Retained earnings	28,170	25,978
Accumulated other comprehensive income (loss)	(118)	44
Total shareholders' equity	56,297	60,632
Total liabilities and shareholders' equity	$567,491	$537,053

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	For the years ended
	December 31, 2015	December 31, 2014
Interest and dividend income:
Loans, including fees	$14,754	$12,548
Federal funds sold	58	90
Investment securities:
Taxable	1,931	2,165
Tax exempt	435	477
Dividends	83	83
Other	21	19
Total interest and dividend income	17,282	15,382

Interest expense:
Demand and savings deposits	251	205
Certificates and other time deposits	674	686
Federal funds purchased and
securities sold under agreements to repurchase	49	37
Total interest expense	974	928
Net interest income	16,308	14,454
Provision for loan losses	463	306
Net interest income after provision for loan losses	15,845	14,148

Noninterest income:
Trust income	1,710	2,367
Customer service fees	956	894
Debit/credit card and ATM fees	825	742
Earnings/increase in value of bank owned life insurance	442	439
Gains on sales of assets	-	44
Gains on sales of securities	104	24
Royalty income	140	593
Fees on mortgage sales	217	76
Other	477	418
Total noninterest income	4,871	5,597

Noninterest expense:
Salaries and employee benefits	8,869	9,305
Net occupancy	1,940	1,954
Equipment	550	531
Other	5,039	5,601
Total noninterest expense	16,398	17,391
Income before income taxes	4,318	2,354
Provision for income taxes	1,197	456
Net income	$3,121	$1,898

Net income per common share, basic	$1.23	$0.70
Net income per common share, diluted	$1.23	$0.70

See Notes to the Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	For the years ended
	December 31, 2015	December 31, 2014
Net income	$3,121	$1,898

Other comprehensive income (loss)

Unrealized gains (losses) on securities,
net of tax of ($48) and $769	(93)	1,491

Reclassification adjustment
for realized gains on sales of securities,
net of tax of ($35) and ($8)	(69)	(16)

Total other comprehensive (loss) income	(162)	1,475

Total comprehensive income	$2,959	$3,373

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2013	$6,725	$27,915	$24,822	($1,431)	$58,031
Stock options exercised or expired	24	156	-	-	180
Vested stock grants	1	(1)	-	-	-
Stock purchased under stock
repurchase plan	(29)	(233)	-	-	(262)
Stock option/grant expense	-	52	-	-	52
Cash dividend ($0.275 per share)	-	-	(742)	-	(742)
Net income	-	-	1,898	-	1,898
Other comprehensive income	-	-	-	1,475	1,475
Balance, December 31, 2014	$6,721	$27,889	$25,978	$44	$60,632

Stock options exercised	3	19	-	-	22
Deferred tax adjustment for
stock options expired	-	(75)	-	-	(75)
Stock purchased under stock
repurchase plan	(693)	(5,649)	-	-	(6,342)
Stock option/grant expense	-	30	-	-	30
Cash dividend ($0.375 per share)	-	-	(929)	-	(929)
Net income	-	-	3,121	-	3,121
Other comprehensive loss	-	-	-	(162)	(162)
Balance, December 31, 2015	$6,031	$22,214	$28,170	($118)	$56,297

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the years ended
	December 31, 2015	December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,121	$1,898
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	463	306
Net amortization and accretion of securities	723	739
Gains on sales of securities	(104)	(24)
Earnings/increase in value of bank owned life insurance	(442)	(439)
Depreciation and amortization	1,164	1,151
Net gain on sale of assets	-	(44)
Deferred tax expense (benefit)	373	(61)
Stock option/stock grant expense	30	52
Writedown of other real estate owned	192	277
Losses on sale of other real estate owned	-	27
Decrease in accrued interest receivable and other assets	194	10,330
Decrease in accrued interest payable and other liabilities	(174)	(6,567)
Net cash provided by operating activities	5,540	7,645

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(26,770)	(44,278)
Net (increase) decrease in restricted investments	(116)	80
Proceeds from maturities, calls and principal payments of
available for sale securities	46,461	29,512
Proceeds from sale of available for sale securities	46,459	7,498
Net (increase) decrease in organic loans	(65,977)	849
Net increase in purchased loans	(44,493)	(14,815)
Proceeds from sale of other real estate owned	985	1,135
Proceeds from sale of bank premises and equipment	-	11
Purchase of bank premises and equipment	(367)	(803)
Net cash used in investing activities	(43,818)	(20,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts,
and money market accounts	38,224	33,327
Net decrease in certificates of deposit and other time deposits	(8,476)	(7,068)
Net increase in securities sold under agreements to repurchase	5,161	1,698
Common stock repurchased	(6,342)	(262)
Proceeds from stock options exercised	22	180
Cash dividends	(891)	(674)
Net cash provided by financing activities	27,698	27,201
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(10,580)	$14,035

CASH AND CASH EQUIVALENTS:
Beginning of period	$54,107	$40,072
End of period	$43,527	$54,107

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$985	$936
Taxes	$904	$2,488

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain (loss) on available for sale securities	$(246)	$2,236
Transfer of loans to other real estate owned	$-	$244

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

On September 22, 2014, the Company announced the approval by its Board of Directors of a stock repurchase program authorizing repurchase of up to 400,000 shares of the Company's common shares through the open market or in privately negotiated transactions. The Company announced on September 21, 2015 that its Board of Directors extended the program for another year. The extended repurchase program is authorized through September 18, 2016.

Virginia National Bank (the “Bank”) is a wholly-owned subsidiary of the bank holding company and was organized in 1998 under federal law as a national banking association to engage in a general commercial and retail banking business. The Bank is headquartered in Charlottesville, Virginia and primarily serves the Virginia communities in and around the City of Charlottesville, Albemarle County, Orange County, Fauquier County, the City of Winchester and Frederick County. As a national bank, the Bank is subject to the supervision, examination and regulation of the Office of the Comptroller of the Currency (“OCC”).

On May 1, 2007, the OCC granted conditional approval to the Bank’s application to establish a new national trust bank with the title VNBTrust, National Association which now trades under the name VNB Wealth Management (“VNBTrust”, “VNB Wealth” or “VNB Wealth Management”). VNBTrust operates as a wholly-owned subsidiary of the Bank.

Sale Agreement with SRCM Holdings LLC and Acquisition Royalty Payments Due to VNBTrust

In 2007 when VNBTrust was established, the OCC also approved the Bank’s application for VNBTrust to create a wholly owned operating subsidiary, VNB Investment Management Company, LLC, a Delaware limited liability corporation. In January, 2010, VNB Investment Management Company changed its name to Swift Run Capital Management, LLC (“SRCM”). SRCM served as the general partner of Swift Run Capital, L.P. (the “Fund), a private investment fund. On July 18, 2013 (the “Closing Date”), VNBTrust completed the sale of all of the membership interests of SRCM to SRCM Holdings LLC (“SRCM Holdings”) pursuant to a purchase and sale agreement dated June 27, 2013 (the “SRCM Sale Agreement”). A former officer of VNBTrust is the principal owner of SRCM Holdings. Under the terms of the SRCM Sale Agreement, SRCM Holdings agreed to pay VNBTrust, quarterly during the ten-year period beginning January 1, 2014 and ending December 31, 2023 (the “Term”), (a) ongoing acquisition royalty payments equal to (i) 20% of the management and performance fee revenue received by SRCM from limited partners of the Fund as of the Closing Date and (ii) 20% of the management and performance fee revenue received by SRCM from VNBTrust clients that opened accounts with SRCM within 30 days of the Closing Date, and (b) ongoing referral payments equal to 20% of the management and performance fee revenue received by SRCM from clients referred by the Company and its affiliates to SRCM during the Term. The Company recognized $302,000 as gain from the sale of SRCM in 2013, which amount included an estimate of the present value of the portion of the acquisition royalty payments to be received from management fees during the Term. Each quarter, as the Company receives royalty payments from SRCM, a portion of the payment is applied to write down the contingent asset established for this estimated value. The remaining amount of the payment is applied to noninterest income as royalty income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Subsequent Event

On February 1, 2016 (the “Effective Date”), VNB Wealth purchased a book of business, including interest in the client relationships, (“Purchased Relationships”), from a current officer (the “Seller”) of VNB Wealth pursuant to an employment and asset purchase agreement (the “Purchase Agreement”). Prior to becoming an employee of VNB Wealth and until the Effective Date of the sale, the Seller provided services to these Purchased Relationships as a sole proprietor. As of January 15, 2016, the fair market value of the Purchased Relationships totaled $31.5 million. Under the terms of the Purchase Agreement, the Company will receive all future revenue for brokerage, investment management, advisory, insurance, consulting, trust and related services performed for the Purchased Relationships.

The purchase price of $1.2 million will be paid over a five year period. As required under ASC Topic 805, “Business Combinations,” using the acquisition method of accounting, an independent third party is in the process of determining the net asset values based on the fair value measurements and the purchase price. The intangible assets identified will be amortized using a straight line method over the estimated useful life, and the amortized cost will be shown as noninterest expense. In accordance with ASC 350, “Intangibles-Goodwill and Other,” the Company will review the carrying value of indefinite lived goodwill at least annually or more frequently if certain impairment indicators exist.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to the reporting guidelines prescribed by regulatory authorities. The following is a description of the more significant of those policies and practices.

Principles of consolidation – The consolidated financial statements include the accounts of the Company, its subsidiary the Bank, and the Bank’s subsidiary VNBTrust (together, subsidiaries). All significant intercompany balances and transactions have been eliminated in consolidation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Securities – Unrestricted investments are to be classified in two categories as described below.

●	Securities held to maturity – Securities classified as held to maturity are those debt and equity securities the Company has both the positive intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. Currently the Company has no securities classified as held to maturity because of Management’s desire to have more flexibility in managing the investment portfolio.

●	Securities available for sale – Securities classified as available for sale are those debt and equity securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as a separate component of other comprehensive income. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

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

Restricted securities – As members of the Federal Reserve Bank of Richmond (“FRB”) and the Federal Home Loan Bank of Atlanta (“FHLB”), the Company is required to maintain certain minimum investments in the common stock of the FRB and FHLB. Required levels of investments are based upon the Bank’s capital and a percentage of qualifying assets. Additionally, the Company has purchased common stock in CBB Financial Corp. (“CBBFC”), the holding company for Community Bankers Bank. Shares of common stock from the FRB, FHLB and CBBFC are classified as restricted securities which are carried at cost

Loans – Loans are reported at the principal balance outstanding net of unearned discounts and of the allowance for loan losses. Interest income on loans is reported on the level-yield method and includes amortization of deferred loan fees and costs over the loan term. Purchased loans are accounted for in the same manner as the rest of the loan portfolio. Further information regarding the Company’s accounting policies related to past due loans, non-accrual loans, impaired loans and troubled-debt restructurings is presented in Note 3 - Loans.

Allowance for loan losses – The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses inherent in the loan portfolio. The allowance for loan losses includes allowance allocations calculated in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Further information regarding the Company’s policies and methodology used to estimate the allowance for loan losses is presented in Note 4 – Allowance for Loan Losses.

Transfers of financial assets – Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company or its subsidiaries – put presumptively beyond reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company or its subsidiaries does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

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

Other real estate owned – Assets acquired through, or in lieu of, loan foreclosures are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in noninterest expense as net OREO write down and expenses. More information regarding other real estate owned is presented in Note 5 – Other Real Estate Owned.

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

The Company is required to estimate forfeitures when recognizing compensation expense, and this estimate of forfeitures must be adjusted over the requisite service period or vesting schedule based on the extent to which actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also will impact the amount of estimated unamortized compensation expense to be recognized in future periods. Further information on stock-based compensation is presented in Note 17 – Stock Incentive Plans.

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

Adoption of New Accounting Standards

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Existing guidance in “Compensation – Stock Compensation (Topic 718)” should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis. The Company does not expect the adoption of ASU 2014-12 to have a material impact on its consolidated financial statements

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This update is intended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01, among other things: 1) require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 3) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and 4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that ASU 2016-01 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements.

Note 2 – Securities

The amortized cost and fair values of securities available for sale as of December 31, 2015 and December 31, 2014 are as follows:

December 31, 2015	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$11,260	$137	$(19)	$11,378
Corporate bonds	6,027	-	(63)	5,964
Mortgage-backed securities/CMOs	37,077	60	(450)	36,687
Municipal bonds	20,615	250	(93)	20,772
	$74,979	$447	$(625)	$74,801

December 31, 2014	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$31,189	$395	$(56)	$31,528
Corporate bonds	21,373	21	(118)	21,276
Asset-backed securities	2,133	-	(28)	2,105
Mortgage-backed securities/CMOs	63,327	297	(404)	63,220
Municipal bonds	23,727	157	(197)	23,687
	$141,749	$870	$(803)	$141,816

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

All mortgage-backed securities included in the above tables were issued by U.S. government agencies and corporations. At December 31, 2015, the securities issued by political subdivisions or agencies were highly rated with 79% of the municipal bonds having AA or higher ratings. Approximately 74% of the municipal bonds are general obligation bonds with issuers that are geographically diverse.

There were no securities classified as held to maturity as of December 31, 2015 or December 31, 2014.

Restricted securities are securities with limited marketability and consist of stock in the FRB, FHLB and CBBFC totaling $1.7 million as of December 31, 2015 and $1.6 million as of December 31, 2014. These restricted securities are carried at cost as they are not permitted to be traded.

For the year ended December 31, 2015, proceeds from the sales of securities amounted to $46.5 million, and gross realized gains on these securities were $44,000. An additional $25.9 million in calls of securities accounted for the additional gross realized gains of $60,000. For the year ended December 31, 2014, proceeds from the sales and calls of securities amounted to $7.5 million and gross realized gains on these securities were $24,000.

Securities pledged to secure deposits, and for other purposes required by law, had carrying values of $42.2 million at December 31, 2015 and $23.8 million at December 31, 2014. The increase in the amount of pledged securities during 2015 resulted from increased balances in the overnight repurchase agreement program and in public funds deposit accounts.

Year-end securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, were as follows:

December 31, 2015
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$-	$-	$980	$(19)	$980	$(19)
Corporate bonds	5,964	(63)	-	-	5,964	(63)
Mortgage-backed/CMOs	21,003	(212)	9,504	(238)	30,507	(450)
Municipal bonds	2,788	(31)	1,908	(62)	4,696	(93)
	$29,755	$(306)	$12,392	$(319)	$42,147	$(625)

December 31, 2014
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	(Losses)
U.S. Government agencies	$6,375	$(21)	$966	$(35)	$7,341	$(56)
Corporate bonds	13,213	(102)	3,032	(16)	16,245	(118)
Asset-backed securities	98	-	2,007	(28)	2,105	(28)
Mortgage-backed/CMOs	6,276	(35)	25,081	(369)	31,357	(404)
Municipal bonds	1,769	(19)	10,330	(178)	12,099	(197)
	$27,731	$(177)	$41,416	$(626)	$69,147	$(803)

As of December 31, 2015, there were $42.1 million, or forty-two issues, of individual securities in a loss position. These securities have an unrealized loss of $625,000 and consisted of twenty-seven mortgage-backed/CMOs, nine municipal bonds, five corporate bonds, and one Agency note.

The Company’s securities portfolio is primarily made up of fixed rate bonds, whose prices move inversely with interest rates. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality. Accordingly, as of December 31, 2015, management believes the impairments detailed in the table above are temporary, and no impairment loss has been realized in the Company’s consolidated income statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

The amortized cost and fair value of available for sale securities at December 31, 2015 are presented below based upon contractual maturities, by major investment categories. Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

	Amortized Cost	Fair Value
U.S. Government agencies
One year or less	$5,007	$5,028
After one year to five years	3,309	3,367
After five years to ten years	2,944	2,983
	$11,260	$11,378
Corporate bonds
After one year to five years	$4,040	$4,012
After five years to ten years	1,987	1,952
	$6,027	$5,964
Mortgage-backed securities/CMOs
After one year to five years	$555	$548
After five years to ten years	9,969	9,892
Ten years or more	26,553	26,247
	$37,077	$36,687
Municipal bonds
One year or less	$105	$105
After one year to five years	2,097	2,110
After five years to ten years	11,286	11,427
Ten years or more	7,127	7,130
	$20,615	$20,772
Total Securities Available for Sale	$74,979	$74,801

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Note 3 – Loans

The composition of the loan portfolio by loan classification appears below.

	December 31,	December 31,
	2015	2014
Commercial
Commercial and industrial - organic	$47,215	$46,125
Commercial and industrial - syndicated	23,653	14,815
Total commercial and industrial	70,868	60,940
Real estate construction and land
Residential construction	2,178	337
Other construction and land	16,733	11,575
Total construction and land	18,911	11,912
Real estate mortgages
1-4 family residential	63,544	60,162
Home equity lines of credit	27,599	25,498
Multifamily	20,209	26,462
Commercial owner occupied	66,244	60,868
Commercial non-owner occupied	91,805	54,012
Total real estate mortgage	269,401	227,002
Consumer
Consumer revolving credit	17,174	3,428
Consumer all other credit	11,655	9,972
Student loans purchased	35,655	-
Total consumer	64,484	13,400
Total loans	423,664	313,254
Less: Allowance for loan losses	(3,567)	(3,164)
Net loans	$420,097	$310,090

Loan origination/risk management. The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and the Board of Directors approve lending policies on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies, and nonperforming and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions. Underwriting standards are designed to promote relationship banking rather than transactional banking.

Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Management examines current and projected cash flows to determine the ability of borrowers to repay their obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected, and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable, inventory or marketable securities and may incorporate personal guaranties; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

The Company identifies commercial and industrial loans by classifying them into two classes. Organic loans are originated by the Bank’s commercial lenders. Syndicated loans, also referred to as Shared National Credits, are purchased from national lending correspondents. Both organic and syndicated loans are underwritten according to the Bank’s loan policies. The Company has developed policies to limit overall credit exposure to the syndicated market as a whole and to each borrower.

Real estate construction and land loans consist primarily of loans for the purchase or refinance of unimproved lots or raw land. Additionally, the Company finances the construction of real estate projects typically where the permanent mortgage will remain with the Company. Specific underwriting guidelines are delineated in the loan policy.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those specific to real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. Management monitors and evaluates commercial real estate loans based on cash flows, collateral, geography and risk grade criteria. As a general rule, the Company avoids financing projects where the source of repayment is dependent upon the sale or operation of the collateral, unless other underwriting factors are present to help mitigate risk.

Residential mortgages include consumer purpose 1-to-4 family residential properties and home equity loans as well as investor-owned residential real estate. Consumer purpose loans have underwriting standards that are heavily influenced by statutory requirements, which include, but are not limited to, documentation requirements, limits on maximum loan-to-value percentages, and collection remedies. Loans to finance 1-4 family investment properties are primarily dependent upon rental income generated from the property and secondarily supported by the borrower's personal income. The Company typically originates residential mortgages with the intention of retaining in its portfolio adjustable-rate mortgages and shorter-term, fixed-rate loans. The Company also originates longer-term, fixed rates loans, which are sold to secondary mortgage market correspondents.

Consumer loans are generally small loans spread across many borrowers and are underwritten after determining the ability of the consumer borrower to repay their obligations as agreed. The underwriting standards are heavily influenced by statutory requirements, which include, but are not limited to, documentation requirements and collection remedies. Consumer loans may be secured or unsecured and are comprised of revolving lines, installment loans and other consumer loans. Included in consumer loans are two packages of student loans that were purchased in the second and fourth quarters of 2015. Along with the purchase of these student loans, the Company purchased a surety bond that fully insures this portion of the Company’s consumer portfolio. Deposit account overdrafts are included in the consumer loan balances and totaled $38,000 and $53,000 at December 31, 2015 and 2014, respectively.

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

Concentrations of credit. Most of the Company’s lending activity occurs within the Commonwealth of Virginia, primarily in the Company’s primary markets and surrounding areas. The majority of the Company’s loan portfolio consists of commercial and industrial and commercial real estate loans. As of December 31, 2015, there were no concentrations of loans related to any single industry in excess of 20% of total loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Related party loans. In the ordinary course of business, the Company has granted loans to certain directors, principal officers and their affiliates (collectively referred to as “related party loans”). Activity in related party loans during 2015 and 2014 is presented in the following table.

	2015	2014
Balance outstanding at beginning of year	$10,841	$6,526
Principal additions	10,445	8,043
Principal reductions	(9,730)	(3,728)
Balance outstanding at end of year	$11,556	$10,841

Past due, non-accrual and charged-off loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Student loans purchased are not placed in non-accrual as they are fully insured by surety bonds, and the Company expects to recover all principal and interest once a claim is processed. Smaller, unsecured consumer loans are typically charged-off when management judges such loans to be uncollectible or the borrowers file for bankruptcy and are generally not placed in non-accrual status prior to charge-off. In determining whether or not a borrower may be unable to meet payment obligations for each class of loans, the Company considers the borrower’s debt service capacity through the analysis of current financial information, if available, and/or current information with regards to the Company’s collateral position.

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

Non-accrual loans are shown below by class:

	December 31, 2015	December 31, 2014
Other construction and land	$59	$69
1-4 family residential mortgages	132	149
Total nonaccrual loans	$191	$218

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

The following tables show the aging of past due loans as of December 31, 2015 and December 31, 2014. Also included are loans that are 90 or more days past due but still accruing, because they are well secured and in the process of collection. As of December 31, 2015 and 2014, the Company had no loans that were 90 days or more past due and still accruing.

Past Due Aging as of							90 Days
December 31, 2015	30-59	60-89	90 Days or				Past Due
	Days Past	Days Past	More Past	Total Past		Total	and Still
	Due	Due	Due	Due	Current	Loans	Accruing
Commercial loans
Commercial and industrial - organic	$211	$40	$-	$251	$46,964	$47,215	$-
Commercial and industrial - syndicated	-	-	-	-	23,653	23,653	-
Real estate construction and land
Residential construction	-	-	-	-	2,178	2,178	-
Other construction and land	7	-	-	7	16,726	16,733	-
Real estate mortgages
1-4 family residential	156	36	-	192	63,352	63,544	-
Home equity lines of credit	-	-	-	-	27,599	27,599	-
Multifamily	-	-	-	-	20,209	20,209	-
Commercial owner occupied	-	-	-	-	66,244	66,244	-
Commercial non-owner occupied	-	-	-	-	91,805	91,805	-
Consumer loans
Consumer revolving credit	-	-	-	-	17,174	17,174	-
Consumer all other credit	58	1	-	59	11,596	11,655	-
Student loans purchased	813	1	-	814	34,841	35,655	-
Total Loans	$1,245	$78	$-	$1,323	$422,341	$423,664	$-

Past Due Aging as of							90 Days
December 31, 2014	30-59	60-89	90 Days or				Past Due
	Days Past	Days Past	More Past	Total Past		Total	and Still
	Due	Due	Due	Due	Current	Loans	Accruing
Commercial loans
Commercial and industrial - organic	$6	$-	$-	$6	$46,119	$46,125	$-
Commercial and industrial - syndicated	-	-	-	-	14,815	14,815	-
Real estate construction and land
Residential construction	-	-	-	-	337	337	-
Other construction and land	-	-	-	-	11,575	11,575	-
Real estate mortgages
1-4 family residential	-	24	-	24	60,138	60,162	-
Home equity lines of credit	-	-	-	-	25,498	25,498	-
Multifamily	-	-	-	-	26,462	26,462	-
Commercial owner occupied	-	-	-	-	60,868	60,868	-
Commercial non-owner occupied	-	-	-	-	54,012	54,012	-
Consumer loans
Consumer revolving credit	1	-	-	1	3,427	3,428	-
Consumer all other credit	12	30	-	42	9,930	9,972	-
Total Loans	$19	$54	$-	$73	$313,181	$313,254	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Impaired loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts when due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net of the impairment, using either the present value of estimated future cash flows at the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Regulatory guidelines require the Company to reevaluate the fair value of collateral supporting impaired collateral dependent loans on at least an annual basis.

The following tables provide a breakdown by class of the loans classified as impaired loans as of December 31, 2015 and December 31, 2014. These loans are reported at their recorded investment, which is the carrying amount of the loan as reflected on the Company’s balance sheet, net of charge-offs and other amounts applied to reduce the net book balance. Average recorded investment in impaired loans is computed using an average of month-end balances for these loans for the twelve months ended December 31, 2015 and December 31, 2014. Interest income recognized is for the years ended December 31, 2015 and December 31, 2014.

December 31, 2015		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Commercial and industrial - organic	$-	$-	$-	$4	$-
Other construction and land	59	103	-	64	-
1-4 family residential mortgages	499	524	-	685	23
Commercial non-owner occupied real estate	1,061	1,061	-	1,080	47
Impaired loans with a valuation allowance	-	-	-	-	-
Total impaired loans	$1,619	$1,688	$-	$1,833	$70

December 31, 2014		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Other construction and land	$69	$109	$-	$79	$1
1-4 family residential mortgages	525	545	-	437	16
Home equity lines of credits	-	-	-	50	3
Commercial owner occupied real estate	1,103	1,103	-	1,124	60
Commercial non-owner occupied real estate	-	-	-	46	-
Impaired loans with a valuation allowance	-	-	-	-	-
Total impaired loans	$1,697	$1,757	$-	$1,736	$80

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

Troubled debt restructuring (TDRs)	December 31, 2015		December 31, 2014
	No. of	Recorded	No. of	Recorded
	Loans	Investment	Loans	Investment
Performing TDRs
1-4 family residential mortgages	2	$366	2	$376
Commercial owner occupied real estate	1	1,061	1	1,103
Total performing TDRs	3	$1,427	3	$1,479

Nonperforming TDRs
Other construction and land	1	$34	1	$39
Total TDRs	4	$1,461	4	$1,518

None of the loans shown above were modified as TDRs during 2015. A summary of loans shown above that were modified as TDRs during the year ended December 31, 2014 is shown below by class. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported. The Post-Modification Recorded Balance reflects any interest or fees from the original loan which may have been added to the principal balance on the new note as a condition of the TDR. Additionally, the Post-Modification Recorded Balance is reported below at the period end balances, inclusive of all partial principal pay downs and principal charge-offs since the modification date.

Loans modified at below market rates	During year ended
	December 31, 2014
		Pre-	Post-
		Modification	Modification
	Number	Recorded	Recorded
	of Loans	Balance	Balance
Other construction and land	1	$40	$39
1-4 family residential mortgage	1	156	155
Total loans modified during the period	2	$196	$194

There were no loans modified as TDRs that subsequently defaulted during the years ended December 31, 2015 and 2014 and were modified as TDRs during the twelve months prior to default.

There were no loans secured by 1-4 family residential property that were in the process of foreclosure at either December 31, 2015 or December 31, 2014. The one property that had previously been transferred to OREO consisted of a 1-4 family residential property and was reported net of valuation allowance at $1.2 million at December 31, 2014. The property was sold in 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Note 4 – Allowance for Loan Losses

A summary of the transactions in the allowance for loan losses for the years ended December 31, 2015 and 2014 appears below:

	2015	2014
Balance, beginning of period	$3,164	$3,360
Loans charged off	(141)	(551)
Recoveries	81	49
Net charge-offs	(60)	(502)
Provision for loan losses	463	306
Balance, December 31	$3,567	$3,164

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

Good

0% applied, as these loans represent a low risk and are secured by marketable securities within margin. The Company has never experienced a loss within this category.

Pass

Historical loss factor for loans rated “pass” is applied to current balances of like-rated loans, pooled by class. Loans with the following risk ratings are pooled by class and considered together as “pass”:

Satisfactory – modest risk loans where the borrower has strong and liquid financial statements and more than adequate cash flow

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

The following represents the loan portfolio designated by the internal risk ratings assigned to each credit at year-end:

				Special	Sub-
December 31, 2015	Excellent	Good	Pass	Mention	standard	Doubtful	TOTAL
Commercial
Commercial and industrial - organic	$1,238	$30,221	$15,700	$25	$31	$-	$47,215
Commercial and industrial - syndicated	-	-	20,691	-	2,962	-	23,653
Real estate construction
Residential construction	-	-	2,178	-	-	-	2,178
Other construction and land	-	-	15,591	515	627	-	16,733
Real estate mortgages
1-4 family residential	-	1,500	60,801	650	593	-	63,544
Home equity lines of credit	-	-	27,517	-	82	-	27,599
Multifamily	-	-	20,209	-	-	-	20,209
Commercial owner occupied	-	-	65,497	-	747	-	66,244
Commercial non-owner occupied	-	-	89,619	1,061	1,125	-	91,805
Consumer
Consumer revolving credit	104	16,524	540	-	6	-	17,174
Consumer all other credit	232	10,063	1,319	-	41	-	11,655
Student loans purchased	-	-	35,655	-	-	-	35,655
Total Loans	$1,574	$58,308	$355,317	$2,251	$6,214	$-	$423,664

				Special	Sub-
December 31, 2014	Excellent	Good	Pass	Mention	standard	Doubtful	TOTAL
Commercial
Commercial and industrial - organic	$3,579	$23,261	$18,487	$64	$734	$-	$46,125
Commercial and industrial - syndicated	-	-	14,815	-	-	-	14,815
Real estate construction
Residential construction	-	-	337	-	-	-	337
Other construction and land	-	-	10,903	507	165	-	11,575
Real estate mortgages
1-4 family residential	-	1,910	56,968	455	829	-	60,162
Home equity lines of credit	-	-	25,411	-	87	-	25,498
Multifamily	-	-	26,462	-	-	-	26,462
Commercial owner occupied	-	-	58,890	-	1,978	-	60,868
Commercial non-owner occupied	-	-	54,012	-	-	-	54,012
Consumer
Consumer revolving credit	34	3,054	332	-	8	-	3,428
Consumer all other credit	200	7,856	1,867	-	49	-	9,972
Total Loans	$3,813	$36,081	$268,484	$1,026	$3,850	$-	$313,254

In addition to the historical factors, the adequacy of the Company’s allowance for loan losses is evaluated through reference to eight qualitative factors, listed below and ranked in order of importance:

1)	Changes in national and local economic conditions, including the condition of various market segments;

2)	Changes in the value of underlying collateral;

3)	Changes in volume of classified assets, measured as a percentage of capital;

4)	Changes in volume of delinquent loans;

5)	The existence and effect of any concentrations of credit and changes in the level of such concentrations;

6)	Changes in lending policies and procedures, including underwriting standards;

7)	Changes in the experience, ability and depth of lending management and staff; and

8)	Changes in the level of policy exceptions.

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

During these evaluations, particular characteristics associated with a segment of the loan portfolio are also considered. These characteristics are detailed below:

●	Commercial loans not secured by real estate carry risks associated with the successful operation of a business, and the repayment of these loans depend on the profitability and cash flows of the business. Additional risk relates to the value of collateral where depreciation occurs and the valuation is less precise.

●	Commercial loans purchased from the syndicated loan market generally represent shared national credits, which are participations in loans or loan commitments that are shared by three or more banks. Included in the Company’s shared national credit portfolio are purchased participations in leveraged lending transactions. Leveraged lending transactions are generally used to support a merger- or acquisition-related transaction, to back a recapitalization of a company's balance sheet or to refinance debt. When considering a participation in the leveraged lending market, the Company participates only in first lien senior secured term loans. To further minimize risk, the Company has developed policies to limit overall credit exposure to the syndicated market as a whole and to each borrower.

●	Loans secured by commercial real estate also carry risks associated with the success of the business and the ability to generate a positive cash flow sufficient to service debts. Real estate security diminishes risks only to the extent that a market exists for the subject collateral.

●	Consumer loans carry risks associated with the continued creditworthiness of the borrower and the value of the collateral, such as automobiles which may depreciate more rapidly than other assets. In addition, these loans may be unsecured. Consumer loans are more likely than real estate loans to be immediately affected in an adverse manner by job loss, divorce, illness or personal bankruptcy. Consumer loans are further segmented into student loans purchased, consumer revolving lines and all other consumer loans. The risk of the portfolio of student loans purchased is mitigated by the surety bond purchased that fully insures the loans.

●	Real estate secured construction loans carry risks that a project will not be completed as scheduled and budgeted and that the value of the collateral may, at any point, be less than the principal amount of the loan. Additional risks may occur if the general contractor, who may not be a loan customer, is unable to finish the project as planned due to financial pressures unrelated to the project.

●	Residential real estate loans carry risks associated with the continued creditworthiness of the borrower and changes in the value of the collateral. In addition, for investor-owned residential real estate, the repayment may be volatile as leases are generally shorter term in nature.

Impaired loans are individually evaluated and, if deemed appropriate, a specific allocation is made for these loans. In reviewing the six loans in the amount of $1.6 million classified as impaired loans at December 31, 2015, there was no valuation allowance on any of these loans after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the customer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Allowance for Loan Losses Rollforward by Portfolio Segment
as of and for the year ended December 31, 2015

		Real Estate
	Commercial	Construction	Real Estate	Consumer
	Loans	and Land	Mortgages	Loans	Total
Allowance for Loan Losses:
Balance as of January 1, 2015	$674	$102	$2,360	$28	$3,164
Charge-offs	(126)	-	(12)	(3)	(141)
Recoveries	35	-	46	-	81

Provision for (recovery of) loan losses	214	57	198	(6)	463
Ending Balance	$797	$159	$2,592	$19	$3,567

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	797	159	2,592	19	3,567

Loans:
Individually evaluated for impairment	$-	$59	$1,560	$-	$1,619
Collectively evaluated for impairment	70,868	18,852	267,841	64,484	422,045
Ending Balance	$70,868	$18,911	$269,401	$64,484	$423,664

As of and for the year ended December 31, 2014
		Real Estate
	Commercial	Construction	Real Estate	Consumer
	Loans	and Land	Mortgages	Loans	Total
Allowance for Loan Losses:
Balance as of January 1, 2014	$340	$198	$2,788	$34	$3,360
Charge-offs	(286)	-	(262)	(3)	(551)
Recoveries	32	-	10	7	49

Provision for (recovery of) loan losses	588	(96)	(176)	(10)	306
Ending Balance	$674	$102	$2,360	$28	$3,164

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	674	102	2,360	28	3,164

Loans:
Individually evaluated for impairment	$-	$69	$1,628	$-	$1,697
Collectively evaluated for impairment	60,940	11,843	225,374	13,400	311,557
Ending Balance	$60,940	$11,912	$227,002	$13,400	$313,254

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Note 5 – Other Real Estate Owned (OREO)

At December 31, 2014, OREO was carried at $1.2 million and was comprised of one residential property. At December 31, 2015, OREO ended the year with a zero balance, after the one remaining property was sold in 2015.

Changes in the balance for OREO are as follows:

	December 31, 2015	December 31, 2014
Balance at beginning of year, gross	$2,114	$3,133
Transfer from loans	-	244
Previously recognized impairment losses on disposition	(1,129)	(101)
Net loss on sale of property	-	(27)
Sales proceeds	(985)	(1,135)
Balance at end of year, gross	$-	$2,114

Less: valuation allowance	-	(937)
Balance at end of year, net	$-	$1,177

Changes in the valuation allowance for OREO are as follows:

	December 31, 2015	December 31, 2014
Balance at beginning of year	$937	$761
Valuation allowance	192	277
Charge-offs	(1,129)	(101)
Balance at end of year	$-	$937

Expenses applicable to OREO, other than the valuation allowance and net losses on sale, were $39,000 for the year ended December 31, 2015 and $59,000 for the year ended December 31, 2014.

Note 6 – Premises and Equipment

Premises and equipment are summarized as follows:

	December 31, 2015	December 31, 2014
Leasehold improvements	$15,307	$15,703
Building and land	1,215	1,215
Construction and fixed assets in progress	14	110
Furniture and equipment	5,941	5,683
Computer software	1,996	1,875
	$24,473	$24,586
Less: accumulated depreciation
and amortization	15,805	15,121
	$8,668	$9,465

At December 31, 2015, the Company had leased certain of its banking and operations offices under operating lease agreements on terms ranging from 1 to 20 years with renewal options. Rent expense charged to operations under operating lease agreements totaled $961,000 in 2015 and $940,000 in 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

The following is a schedule of future minimum rental payments required under non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2015:

2016	$804
2017	735
2018	677
2019	597
2020	600
Thereafter	2,668
$6,081

Note 7 – Deposits

The aggregate amount of time deposits with a minimum balance of $250,000 was $35.3 million at December 31, 2015 and $39.0 million at December 31, 2014.

Brokered deposits totaled $17.2 million and $18.7 million at December 31, 2015 and 2014, respectively. These brokered deposits represent reciprocal relationships established under the Certificate of Deposit Account Registry Service (CDARS™), whereby depositors can obtain FDIC insurance on deposits up to at least $50 million or more.

At December 31, 2015, the scheduled maturities of time deposits are as follows:

2016	$102,687
2017	3,389
2018	915
2019	778
2020	849
$108,618

Deposit account overdrafts reported as loans totaled $38,000 and $53,000 at December 31, 2015 and December 31, 2014, respectively.

The Company has entered into deposit transactions with certain directors, principal officers and their affiliates (collectively referred to as “related party deposits”), all of which are under the same terms as other customers. The aggregate amount of these related party deposits was $5.5 million as of December 31, 2015.

Note 8 – Income Taxes

The Company files tax returns in the U.S. federal jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal tax examinations by tax authorities for years prior to 2012.

The Commonwealth of Virginia assesses a Bank Franchise Tax on banks instead of a state income tax. The Bank Franchise Tax expense is reported in noninterest expense, and the calculation of that tax is unrelated to taxable income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Net deferred tax assets consist of the following components as of year-end:

	2015	2014
Deferred tax assets:
Allowance for loan losses	$1,130	$970
Non-accrual loan interest	8	5
Stock option/grant expense	240	316
Start-up expenses	56	60
Home equity closing costs	63	66
OREO valuation allowance	-	319
Deferred compensation expense	14	14
Securities available for sale unrealized loss	61	-
Depreciation	610	696
	$2,182	$2,446
Deferred tax liabilities:
Securities available for sale unrealized gain	$-	$23
Deferred loan costs	106	57
	106	80

Net deferred tax assets	$2,076	$2,366

The provision for income taxes charged to operations for years ended December 31, 2015 and 2014 consists of the following:

	2015	2014
Current tax expense	$824	$517
Deferred tax expense (benefit)	373	(61)
Provision for income taxes	$1,197	$456

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2015 and 2014 due to the following:

	2015	2014
Federal statutory rate	34%	34%
Computed statutory tax expense	$1,468	$800
Increase (decrease) in tax resulting from:
Tax-exempt interest income	(148)	(169)
Tax-exempt income from Bank
Owned Life Insurance (BOLI)	(150)	(149)
Stock option expense	10	14
Other	17	(40)
Provision for income taxes	$1,197	$456

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

As a member of the Federal Reserve System, the Company is required to maintain certain average clearing balances. Those balances include amounts on deposit with the Federal Reserve. For the final weekly reporting period in the years ended December 31, 2015 and December 31, 2014, no daily average required balances were required for either year.

Note 10 – Financial Instruments with Off-Balance Sheet Risk and Credit Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit and standby letters of credit. In addition to the amounts shown below, the Company has extended commitment letters at December 31, 2015 in the amount of $21.5 million to various borrowers. At December 31, 2014, commitment letters totaled $23.3 million. Commitment letters are done in the normal course of business and typically expire after 120 days. All of these off-balance-sheet instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet, although material losses are not anticipated. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The totals for financial instruments whose contract amount represents credit risk are shown below:

	Notional Amount
	December 31, 2015	December 31, 2014
Unfunded lines-of-credit	$106,389	$80,589
ACH	15,219	16,316
Letters of credit	6,493	5,034
Total	$128,101	$101,939

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

The Company has approximately $862,000 in deposits in other financial institutions in excess of amounts insured by the FDIC at December 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Note 11 – Related Party Transactions

From time to time, the Company and its subsidiaries have business dealings with companies owned by directors and beneficial shareholders of the Company. Payments made to these companies that exceeded the disclosure threshold of $120,000 in 2015 are reported below.

In 2015, rental expenditures of $465,000 (including reimbursements for taxes, insurance, and other expenses) were paid to an entity indirectly owned by a director of the Company.

SRCM Holdings LLC (“SRCM Holdings”), Swift Run Capital Management, LLC (“SRCM”) and Swift Run Capital, L.P. (the "Fund") are part of a group (collectively, the “SRCM Group”) that had shared voting and shared dispositive power over 9% of the outstanding Company common stock as of March 6, 2014 until the shares were repurchased on May 19, 2015. On May 19, 2015, the Company purchased 190,152 shares of its common stock from the Fund for an aggregate purchase price of $4,354,481, or $22.90 per share, pursuant to a Stock Purchase Agreement dated May 18, 2015. This purchase was funded with cash on hand, and the Company retired the purchased shares. This purchase was made pursuant to the Stock Repurchase Program described in Note 1 – Summary of Significant Accounting Policies. As discussed later in Note 1, the SRCM Sale Agreement entered into in 2013 provides for VNBTrust to receive ongoing royalty payments from the SRCM Group. From January 1, 2015 through May 19, 2015, the date of the repurchase, the Company and its affiliates received cash payments from SRCM Holdings and/or SRCM of $58,000, of which $42,000 was recorded as royalty income.

In December, 2015, the Company purchased 23,285 shares of its common stock from a director of the Company and her spouse (together, the “Sellers”) for an aggregate purchase price of $533,227. The purchase was funded with cash on hand, and the purchased shares were retired. This purchase was likewise made pursuant to the Stock Repurchase Program.

Note 12 – Capital Requirements

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

In July 2013, the federal bank regulatory agencies issued final rules and requirements for banking organizations to implement the Basel III regulatory capital reforms and certain provisions of the Dodd-Frank Act. Effective January 1, 2015, the final rules require the Company and the Bank to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6% of risk-weighted assets (increased from the prior requirement of 4%); (iii) a total capital ratio of 8% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4% of total assets (unchanged from the prior requirement). Beginning January 1, 2016 a capital conservation buffer requirement for each of the capital ratios will be phased in over a four-year period, beginning at 0.625% of risk-weighted assets and increasing to 2.5% at January 1, 2019.

With respect to the Bank, the rules also revised the “prompt corrective action” regulations pursuant to Section 38 of the FDIA. In addition, the new capital requirements for the Company and the Bank include changes in the risk weights of assets to better reflect credit risk and other risk exposures.

The Bank's capital ratios remain well above the levels designated by bank regulators as “well capitalized” at December 31, 2015. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that management believes have changed the institution's category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Beginning January 1, 2015, the Company calculates its regulatory capital under the U.S. Basel III Standardized Approach. The Company calculated regulatory capital measures for periods prior to 2015 under previous regulatory requirements. The table summarizes the Company’s regulatory capital and related ratios for the periods presented:

December 31, 2015					Minimum
					To Be Well Capitalized
			Minimum Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk Weighted Assets)
Consolidated	$59,982	13.39%	$35,824	8.00%	N/A	N/A
Bank	$58,606	13.10%	$35,779	8.00%	$44,724	10.00%

Common Equity Tier 1 Capital
(To Risk Weighted Assets)
Consolidated	$56,415	12.60%	$20,151	4.50%	N/A	N/A
Bank	$55,039	12.31%	$20,126	4.50%	$29,071	6.50%

Tier 1 Capital
(To Risk Weighted Assets)
Consolidated	$56,415	12.60%	$26,868	6.00%	N/A	N/A
Bank	$55,039	12.31%	$26,835	6.00%	$35,779	8.00%

Tier 1 Capital
(To Average Assets)
Consolidated	$56,415	10.05%	$22,462	4.00%	N/A	N/A
Bank	$55,039	9.81%	$22,439	4.00%	$28,048	5.00%

December 31, 2014					Minimum
					To Be Well Capitalized
			Minimum Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk Weighted Assets)
Consolidated	$63,752	17.87%	$28,538	8.00%	N/A	N/A
Bank	$52,505	15.63%	$28,490	8.00%	$35,612	10.00%

Tier 1 Capital
(To Risk Weighted Assets)
Consolidated	$60,588	16.98%	$14,269	4.00%	N/A	N/A
Bank	$55,669	14.74%	$14,245	4.00%	$21,367	6.00%

Tier 1 Capital
(To Average Assets)
Consolidated	$60,588	11.38%	$21,305	4.00%	N/A	N/A
Bank	$55,669	9.86%	$21,296	4.00%	$26,620	5.00%

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

In addition to the regulatory limits, the Company’s Board of Directors, under current policies, will generally only consider a cash dividend payment to shareholders that, when combined with any previous cash dividends paid within the last 12 months, does not exceed 50% of the Company’s after-tax earnings for the preceding 12-months, or 60% if the previous three quarterly dividends are not within the preceding 12 months.

At December 31, 2015, the maximum amount of retained earnings available to the Bank for cash dividends to the Company was $2,071,000.

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

The following tables present the balances measured at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2015 Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$11,378	$-	$11,378	$-
Corporate bonds	5,964	-	5,964	-
Mortgage-backed securities/CMOs	36,687	-	36,687	-
Municipal bonds	20,772	-	20,772	-
Total securities available for sale	$74,801	$-	$74,801	$-

		Fair Value Measurements at December 31, 2014 Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$31,528	$-	$31,528	$-
Corporate bonds	21,276	-	21,276	-
Asset-backed securities	2,105	-	2,105	-
Mortgage-backed securities/CMOs	63,220	-	63,220	-
Municipal bonds	23,687	-	23,687	-
Total securities available for sale	$141,816	$-	$141,816	$-

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Other real estate owned

Other real estate owned is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the Allowance for Loan Losses. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the Consolidated Statements of Income. The Company has no OREO at December 31, 2015.

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

Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses in the Consolidated Statements of Income. The Company had $1.6 million and $1.7 million in impaired loans as of December 31, 2015 and December 31, 2014, respectively. None of these impaired loans required a valuation allowance after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the customer.

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

Securities

Fair values for securities, excluding restricted securities, are based on third party vendor pricing models. The carrying value of restricted FRB, FHLB, and CBBFC stock approximates fair value based on the redemption provisions of each entity and is therefore excluded from the following table.

Loans

The fair value of performing loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar remaining maturities. This calculation ignores loan fees and certain factors affecting the interest rates charged on various loans such as the borrower’s creditworthiness and compensating balances, and dissimilar types of real estate held as collateral. The fair value of impaired loans is measured as described within the Impaired Loans section of this Note.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

		Fair Value Measurement at December 31, 2015 using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$43,527	$43,527	$-	$-	$43,527
Securities	74,801	-	74,801	-	74,801
Loans, net	420,097	-	-	418,774	418,774
Bank owned life insurance	13,476	-	13,476	-	13,476
Accrued interest receivable	1,611	-	369	1,242	1,611
Liabilities
Demand deposits and
interest-bearing transaction
and money market accounts	$377,849	$-	$377,849	$-	$377,849
Certificates of deposit	108,618	-	108,578	-	108,578
Securities sold under
agreements to repurchase	23,156	-	23,156	-	23,156
Accrued interest payable	106	-	106	-	106

		Fair Value Measurement at December 31, 2014 using:
		Quoted Prices in Active	Significant
			Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$54,107	$54,107	$-	$-	$54,107
Securities	141,816	-	141,816	-	141,816
Loans, net	310,090	-	-	310,806	310,806
Bank owned life insurance	13,034	-	13,034	-	13,034
Accrued interest receivable	1,296	-	566	730	1,296
Liabilities
Demand deposits and
interest-bearing transaction
and money market accounts	$339,625	$-	$339,625	$-	$339,625
Certificates of deposit	117,094	-	117,189	-	117,189
Securities sold under
agreements to repurchase	17,995	-	17,995	-	17,995
Accrued interest payable	117	-	117	-	117

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

Note 15 – Other Expenses

The Company had the following other expenses as of the dates indicated:

	December 31, 2015	December 31, 2014
ATM, debit and credit card	$301	$349
Bank franchise tax	381	328
Computer software	332	330
Data processing	1,049	1,025
FDIC deposit insurance assessment	351	268
Marketing, advertising and promotion	505	774
Net OREO write downs and expenses	231	345
Professional fees	544	696
Other	1,345	1,486
	$5,039	$5,601

Note 16 – Employee Benefit Plans

The Company has a 401(k) plan available to all employees who are at least 18 years of age. Employees are able to elect the amount to contribute, not to exceed a maximum amount as determined by Internal Revenue Service regulation. Effective January 1, 2014, the company matched 100% of the first 6% of employee contributions.

“Vesting” refers to the rights of ownership to the assets in the 401(k) accounts. Effective January 1, 2013, matching contributions are fully vested immediately. Employee contributions to the plan have always been 100% vested.

The Company contributed $308,000 to the 401(k) plan in 2015 and $327,000 in 2014. This expense represents the matching contribution by the Company.

Note 17 – Stock Incentive Plans

At the Annual Shareholders Meeting on May 21, 2014, shareholders approved the Virginia National Bankshares Corporation 2014 Stock Incentive Plan (“2014 Plan”). The 2014 Plan makes available up to 250,000 shares of the Company’s common stock to be issued to plan participants. Similar to the Company’s 2003 Stock Incentive Plan (“2003 Plan”) and 2005 Stock Incentive Plan (“2005 Plan”), the 2014 Plan provides for granting of both incentive and nonqualified stock options, as well as restricted stock and other stock based awards. The 2005 Plan expired on December 20, 2014. No new grants will be issued under the 2003 Plan or the 2005 Plan as these plans have expired.

For all of the Company’s stock incentive plans (the “Plans”), the option price of incentive options will not be less than the fair value of the stock at the time an option is granted. Nonqualified options may be granted at prices established by the Board of Directors, including prices less than the fair market value on the date of grant. Outstanding options generally expire in ten years from the grant date. Stock options generally vest by the fourth or fifth anniversary of the date of the grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

A summary of the shares issued and available under each of the Company’s stock incentive plans (the “Plans”) is shown below as of December 31, 2015. Although the 2003 Plan and 2005 Plan have expired and no new grants will be issued under these plans, there were shares issued before the plans expired which are still outstanding as shown below.

	2003 Plan	2005 Plan	2014 Plan
Aggregate shares issuable	128,369	230,000	250,000
Options issued, net of forfeited and
expired options	(108,054)	(124,547)	-
Cancelled due to Plan expiration	(20,315)	(105,453)	-
Remaining available for grant	-	-	250,000

Grants issued and outstanding:
Total vested and unvested shares	30,214	121,904	-
Fully vested shares	30,214	115,654	-

Exercise price range	$15.65 to	$11.74 to	N/A
	$18.26	$36.74

The Company accounts for all of its stock incentive plans under recognition and measurement accounting principles which require that the compensation cost relating to stock-based payment transactions be recognized in financial statements. Stock-based compensation arrangements include stock options and restricted stock. All stock-based payments to employees are required to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. For the years ended December 31, 2015 and December 31, 2014, the Company recognized $30,000 and $52,000, respectively, in compensation expense for stock options and restricted stock grants. As of December 31, 2015, there was $36,000 in unamortized compensation expense remaining to be recognized in future reporting periods through 2017.

Stock Options

Changes in the stock options outstanding related to the Plans are summarized as follows:

	December 31, 2015
		Weighted Average	Aggregate
	Number of Options	Exercise Price	Intrinsic Value
Outstanding at January 1, 2015	180,796	$25.86	$271
Exercised	(1,250)	18.10
Expired	(18,400)	31.21
Forfeited	(9,028)	24.46
Outstanding at December 31, 2015	152,118	$25.36	$354

Options exercisable at December 31, 2015	145,868	$25.72	$309

There was no intrinsic value for the options exercised during the year ended December 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

The fair value of any grant is estimated at the grant date using the Black-Scholes pricing model. During the first quarter of 2014, there was one stock option grant for 5,000 shares. No other stock option grant has been issued during the years ended December 31, 2015 and 2014.

Summary information pertaining to options outstanding at December 31, 2015 is as follows:

		Weighted-Average	Weighted		Weighted-
		Remaining	Average Exercise		Average Exercise
Exercise Price	Options Outstanding	Contractual Life	Price	Options Exercisable	Price
$11.74 to 20.00	45,764	4.5 Years	$17.17	39,514	$17.22
$20.01 to 30.00	58,514	2.2 Years	24.83	58,514	24.83
$30.01 to 36.74	47,840	0.6 Years	33.83	47,840	33.83
Total	152,118	2.4 Years	$25.36	145,868	$25.72

Restricted Stock

The restricted stock that had been outstanding as of January 1, 2014 was fully vested in November 2014. No restricted stock grants were awarded during 2015 or 2014.

Note 18 – Earnings per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock has no effect on income available to common shareholders.

	December 31, 2015			December 31, 2014
		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic earnings per share	$3,121	2,531,964	$1.23	$1,898	2,695,426	$0.70
Effect of dilutive stock options		12,427	-		11,533	-
Diluted earnings per share	$3,121	2,544,391	$1.23	$1,898	2,706,959	$0.70

In 2015, stock options representing 82,110 average shares were not included in the calculation of earnings per share, as their effect would have been antidilutive. Stock options representing 130,677 average shares were similarly not included in 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Note 19 – Other Comprehensive Income

A component of the Company’s comprehensive income, in addition to net income from operations, is the recognition of the realized gains and losses on AFS securities, net of income taxes. Reclassifications of unrealized gains and losses on AFS securities are reported in the income statement as “Gains on sales of securities” with the corresponding income tax effect reflected as a component of income tax expense. Amounts reclassified out of accumulated other comprehensive income (loss) are presented below:

	December 31,	December 31,
	2015	2014
Available-for-sale securities
Realized gains on sale of securities	$104	$24
Tax effect	(35)	(8)
Realized gains, net of tax	$69	$16

Note 20 – Segment Reporting

Virginia National Bankshares Corporation has two reportable segments, the Bank and VNB Wealth.

The Bank’s commercial banking activities involve making loans and generating deposits from individuals and businesses. Loan fee income, service charges from deposit accounts, and other non-interest-related revenue such as fees for debit cards and ATM usage and fees for treasury management services generate additional income for this segment.

The VNB Wealth segment includes investment management, wealth advisory and trust and estate services offered by VNBTrust. Income from the VNB Wealth segment is primarily derived from two forms of fee income: management fees and performance fees.

A management fee for administrative and technology support services provided by the Bank is charged to VNB Wealth. For the years ended December 31, 2015 and December 31, 2014, management fees of $135,000 and $250,000, respectively, were charged to VNB Wealth and eliminated in consolidated totals. The VNB Wealth total assets as shown in the following tables represent the assets of VNB Wealth and should not be confused with client assets under management.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Segment information as of, and for the years ended, December 31, 2015 and 2014, is shown in the following tables:

2015	Bank	VNB Wealth	Consolidated
Net interest income	$16,281	$27	$16,308
Provision for loan losses	463	-	463
Non-interest income	3,015	1,856	4,871
Non-interest expense	13,463	2,935	16,398
Income (loss) before income taxes	5,370	(1,052)	4,318
Provision for (benefit of) income taxes	1,550	(353)	1,197
Net income (loss)	$3,820	$(699)	$3 ,121
Total assets	$557,685	$9,806	$567,491

2014	Bank	VNB Wealth	Consolidated
Net interest income	$14,422	$32	$14,454
Provision for loan losses	306	-	306
Non-interest income	2,614	2,983	5,597
Non-interest expense	14,576	2,815	17,391
Income before income taxes	2,154	200	2,354
Provision for income taxes	383	73	456
Net income	$1,771	$127	$1,898
Total assets	$526,458	$10,595	$537,053

Note 21 – Condensed Parent Company Financial Statements

Condensed financial statements pertaining only to the Parent Company are presented below. The investment in subsidiary is accounted for using the equity method of accounting.

A quarterly cash dividend payment has been authorized by the Bank’s Board of Directors and paid to the Parent Company each quarter in 2015 and 2014, for a total of $965,000 and $788,000, respectively.

The payment of dividends by the subsidiary is restricted by various regulatory limitations. Banking regulations also prohibit extensions of credit to the parent company unless appropriately secured by assets. For more detail on dividends, see Note 13 – Dividend Restrictions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Condensed Parent Company Only

BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$1,099	$7,713
Investment securities	64	64
Investments in subsidiary	54,921	52,549
Other assets	488	541
Total assets	$56,572	$60,867

LIABILITIES & SHAREHOLDERS' EQUITY
Other liabilities	$275	$235
Stockholders' equity	56,297	60,632
Total liabilities and stockholders' equity	$56,572	$60,867

STATEMENTS OF INCOME

	For the years ended
	December 31, 2015	December 31, 2014
Dividends from subsidiary	$965	$788
Noninterest expense	558	449
Income before income taxes	$407	$339
Income tax (benefit)	(180)	(202)
Income before equity in undistributed
earnings of subsidiary	$587	$541
Equity in undistributed earnings
of subsidiary	2,534	1,357
Net income	$3,121	$1,898

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Condensed Parent Company Only

STATEMENTS OF CASH FLOWS

	For the years ended
	December 31, 2015	December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,121	$1,898
Adjustments to reconcile net income to
net cash provided by operating activities:
Equity in undistributed earnings
of subsidiary	(2,534)	(1,357)
Deferred tax benefit	(79)	(375)
Stock option & stock grant expense	30	52
Decrease (increase) in other assets	57	(122)
Increase in other liabilities	2	1
Net cash provided from operating activities	597	97

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of restricted securities	-	(64)
Net cash used in investing activities	-	(64)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised or expired	22	180
Stock purchased under stock repurchase plan	(6,342)	(262)
Dividends paid	(891)	(674)
Net cash used in financing activities	(7,211)	(756)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,614)	(723)

CASH AND CASH EQUIVALENTS
Beginning of period	7,713	8,436
End of period	$1,099	$7,713

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Controller (Acting Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure.

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Controller (Acting Principal Financial Officer) have concluded that the disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. This assessment was based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) on May 14, 2013. The revised version of the Framework superseded the original Framework and became effective at the end of 2014.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Controller (Acting Principal Financial Officer) have concluded that the internal control over financial reporting was effective. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Information is incorporated by reference to the information that appears under the headings “Proposal 1 – Election of Directors,” “Executive Compensation – Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” “Information about the Board of Directors and Board Committees,” and “Audit and Compliance Committee Report” contained in the Company’s 2016 Definitive Proxy Statement (“Definitive Proxy Statement”) to be filed by April 29, 2016.

Item 11. EXECUTIVE COMPENSATION.

This information is incorporated by reference from the “Executive Compensation” section of the Company’s Definitive Proxy Statement to be filed by April 29, 2016.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Other than as set forth below, this information is incorporated by reference from Note 17, “Stock Incentive Plans,” in the notes to consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data of this Form 10-K and from the “Beneficial Ownership of Company Common Stock” section of the Company’s Definitive Proxy Statement to be filed by April 29, 2016.

The following table summarizes information, as of December 31, 2015, relating to the Company’s Stock Incentive Plans:

Number of securities
remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under equity
	issued upon exercise of	price of outstanding	compensation plans
	outstanding options,	options, warrants and	(excluding securities
	warrants and rights	rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by security holders	152,118	$25.36	250,000
Equity compensation plans not
approved by security holders	--	--	--
Total	152,118	$25.36	250,000

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information is incorporated by reference from the “Information about the Board of Directors and Board Committees” and “Transactions with Related Persons” sections of the Company’s Definitive Proxy Statement to be filed by April 29, 2016. For further information, see Note 11 of the notes to consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data in this Form 10-K.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

This information is incorporated by reference from the “Independent Auditors” section of the Company’s Definitive Proxy Statement to be filed by April 29, 2016.

Part IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are files as part of this report:

(a)(1) Financial Statements

The following consolidated financial statements and reports of independent registered public accountants of the Company are in Part II, Item 8. Financial Statements and Supplementary Data:

(i)	Consolidated Balance Sheets – December 31, 2015 and December 31, 2014
(ii)	Consolidated Statements of Income – Years ended December 31, 2015 and December 31, 2014
(iii)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2015 and December 31, 2014
(iv)	Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2015 and December 31, 2014
(v)	Consolidated Statements of Cash Flows – Years ended December 31, 2015 and December 31, 2014
(vi)	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated statements or notes thereto.

(a)(3) Exhibit Index:

Exhibit Number	Description of Exhibit
2.0	Reorganization Agreement and Plan of Share Exchange, dated as of March 6, 2013, between Virginia National Bank and Virginia National Bankshares Corporation [a]
3.1	Articles of Incorporation of Virginia National Bankshares Corporation, as amended and restated [b]
3.2	Bylaws of Virginia National Bankshares Corporation [c]
10.1	Virginia National Bank 2003 Stock Incentive Plan [d]
10.2	Virginia National Bank Amended and Restated 2005 Stock Incentive Plan [e]
10.3	Virginia National Bankshares Corporation 2014 Stock Incentive Plan [f]
10.4	Stock Purchase Agreement, dated as of May 18, 2015, by and between Virginia National Bankshares Corporation and Swift Run Capital, L.P. [g]
10.5	Stock Purchase Agreement, dated as of December 8, 2015, by and between Virginia National Bankshares Corporation and Nancy L. Brody & her spouse [h]
21.0	Subsidiaries of the Registrant [i]
31.1	302 Certification of Principal Executive Officer
31.2	302 Certification of Principal Financial Officer
32.1	906 Certification
101.0

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Income for the years ended December 31, 2015 and December 31, 2014, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2015 and December 31, 2014, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for years ended December 31, 2015 and December 31, 2014, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2015 and December 31, 2014, and (vi) the Notes to Consolidated Financial Statements (furnished herewith).

[a,b,c]	Incorporated herein by reference to Virginia National Bankshares Corporation’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 18, 2013.
[d]
Incorporated herein by reference to Virginia National Bank’s Definitive Proxy Statement, filed with the Office of the Comptroller of the Currency on April 24, 2003. Virginia National Bankshares Corporation assumed this plan on December 16, 2013 upon consummation of the reorganization under the agreement referenced as Exhibit 2.0.

[e]
Incorporated herein by reference to Virginia National Bank’s Definitive Proxy Statement, filed with the Office of the Comptroller of the Currency on March 30, 2006. Virginia National Bankshares Corporation assumed this plan on December 16, 2013 upon consummation of the reorganization under the agreement referenced as Exhibit 2.0.

[f]	Incorporated herein by reference to Virginia National Bankshares Corporation’s Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 10, 2014.
[g]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 20, 2015.
[h]	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 11, 2015.
[i]	Refer to Item 1. Business, beginning on page 3 of this Form 10-K Report for a discussion of Virginia National Bankshares Corporation’s direct and indirect subsidiaries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

VIRGINIA NATIONAL BANKSHARES CORPORATION

/s/ Vicki T. Miller
Vicki T. Miller
Senior Vice President and Controller

Date:     March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 30, 2016.

Signatures	Title

Director
H. K. Benham

/s/ Steven W. Blaine	Director
Steven W. Blaine

/s/ Nancy L. Brody	Director
Nancy L. Brody

/s/ William D. Dittmar, Jr.	Chairman of the Board
William D. Dittmar, Jr.

/s/ James T. Holland	Director
James T. Holland

Director
William Bolling Izard, Jr.

/s/ Vicki T. Miller	Senior Vice President & Controller
Vicki T. Miller	(acting principal financial and accounting officer)

/s/ Susan King Payne	Director
Susan King Payne

/s/ Glenn W. Rust	President & Chief Executive Officer and Director
Glenn W. Rust	(principal executive officer)

/s/ Gregory L. Wells	Director
Gregory L. Wells

/s/ Bryan D. Wright	Director
Bryan D. Wright