Form 10-Q
period 2016-03-31
Virginia National Bankshares Corp
filed 2016-05-16
CIK 1572334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

___________

FORM 10-Q
___________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       ☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 12, 2016:

Class of Stock	Shares Outstanding
Common Stock, Par Value $2.50	2,358,777

VIRGINIA NATIONAL BANKSHARES CORPORATION

FORM 10-Q

TABLE OF CONTENTS

Part I. Financial Information
Item 1	Financial Statements
	Consolidated Balance Sheets (unaudited)	Page 3
	Consolidated Statements of Income (unaudited)	Page 4
	Consolidated Statements of Comprehensive Income (unaudited)	Page 5
	Consolidated Statements of Changes in Shareholders’ Equity (unaudited)	Page 6
	Consolidated Statements of Cash Flows (unaudited)	Page 7
	Notes to Consolidated Financial Statements (unaudited)	Page 8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 25
	Application of Critical Accounting Policies and Estimates	Page 26
	Financial Condition	Page 26
	Results of Operations	Page 31

Item 3	Quantitative and Qualitative Disclosures About Market Risk	Page 34

Item 4	Controls and Procedures	Page 34

Part II. Other Information
Item 1	Legal Proceedings	Page 34
Item 1A	Risk Factors	Page 35
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	Page 35
Item 3	Defaults Upon Senior Securities	Page 35
Item 4	Mine Safety Disclosures	Page 35
Item 5	Other Information	Page 35
Item 6	Exhibits	Page 36

Signatures		Page 37

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	March 31, 2016	December 31, 2015 *
ASSETS	(UNAUDITED)
Cash and due from banks	$9,786	$14,200
Federal funds sold	23,857	29,327
Securities:
Available for sale, at fair value	71,436	74,801
Restricted securities, at cost	1,708	1,681
Total securities	73,144	76,482
Loans	424,588	423,664
Allowance for loan losses	(3,440)	(3,567)
Loans, net	421,148	420,097
Premises and equipment, net	8,445	8,668
Bank owned life insurance	13,585	13,476
Goodwill	372	-
Other intangible assets, net	756	-
Accrued interest receivable and other assets	4,749	5,241
Total assets	$555,842	$567,491
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest-bearing	$172,431	$184,574
Interest-bearing	87,402	90,100
Money market deposit accounts	103,109	103,175
Certificates of deposit and other time deposits	115,851	108,618
Total deposits	478,793	486,467
Securities sold under agreements to repurchase	18,519	23,156
Accrued interest payable and other liabilities	1,951	1,571
Total liabilities	499,263	511,194

Shareholders' equity:
Preferred stock, $2.50 par value, 2,000,000
shares authorized, no shares outstanding	-	-
Common stock, $2.50 par value, 10,000,000
shares authorized; 2,358,777 and 2,412,589
issued and outstanding at March 31, 2016
and December 31, 2015, respectively	5,897	6,031
Capital surplus	21,117	22,214
Retained earnings	29,289	28,170
Accumulated other comprehensive income (loss)	276	(118)
Total shareholders' equity	56,579	56,297
Total liabilities and shareholders' equity	$555,842	$567,491

*Derived from audited Consolidated Financial Statements

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(UNAUDITED)

	For the three months ended
	March 31, 2016	March 31, 2015
Interest and dividend income:
Loans, including fees	$4,333	$3,262
Federal funds sold	31	23
Investment securities:
Taxable	280	582
Tax exempt	84	116
Dividends	21	21
Other	4	7
Total interest and dividend income	4,753	4,011

Interest expense:
Demand and savings deposits	67	57
Certificates and other time deposits	160	167
Federal funds purchased and securities sold
under agreements to repurchase	12	12
Total interest expense	239	236
Net interest income	4,514	3,775
Provision for (recovery of) loan losses	(120)	317
Net interest income after provision for
(recovery of) loan losses	4,634	3,458

Noninterest income:
Trust income	388	449
Customer service fees	219	234
Debit/credit card and ATM fees	198	180
Earnings on bank owned life insurance	109	108
Gains (losses) on sales of assets	(25)	-
Gains on sales of securities	8	22
Royalty income	-	45
Fees on mortgage sales	48	37
Other	179	109
Total noninterest income	1,124	1,184

Noninterest expense:
Salaries and employee benefits	1,918	2,316
Net occupancy	476	496
Equipment	135	130
Other	1,268	1,176
Total noninterest expense	3,797	4,118

Income before income taxes	1,961	524
Provision for income taxes	606	109
Net income	$1,355	$415
Earnings per common share, basic	$0.57	$0.15
Earnings per common share, diluted	$0.57	$0.15

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(Unaudited)

	For the three months ended
	March 31, 2016	March 31, 2015
Net income	$1,355	$415
Other comprehensive income
Unrealized gain on securities,
net of tax of $205 and $380
for the three months ended
March 31, 2016 and 2015	399	738
Reclassification adjustment
for realized gains on sales of
securities, net of tax of ($3)
and ($7) for the three months
ended March 31, 2016 and 2015	(5)	(15)
Total other comprehensive income	394	723
Total comprehensive income	$1,749	$1,138

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(dollars in thousands, except per share data)
(unaudited)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2014	$6,721	$27,889	$25,978	$44	$60,632
Stock options exercised	3	20	-	-	23
Stock purchased under stock
repurchase plan	(2)	(16)	-	-	(18)
Stock option expense	-	9	-	-	9
Cash dividend declared ($0.075 per share)	-	-	(201)	-	(201)
Net income	-	-	415	-	415
Other comprehensive income	-	-	-	723	723
Balance, March 31, 2015	$6,722	$27,902	$26,192	$767	$61,583

Balance, December 31, 2015	$6,031	$22,214	$28,170	$(118)	$56,297
Stock options exercised	3	19	-	-	22
Stock purchased under stock
repurchase plan	(137)	(1,123)	-	-	(1,260)
Stock option expense	-	7	-	-	7
Cash dividend declared ($0.10 per share)	-	-	(236)	-	(236)
Net income	-	-	1,355	-	1,355
Other comprehensive income	-	-	-	394	394
Balance, March 31, 2016	$5,897	$21,117	$29,289	$276	$56,579

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the three months ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,355	$415
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	(120)	317
Net amortization and accretion of securities	117	196
Net gains on sales of securities	(8)	(22)
Net losses on sales of assets	25	-
Earnings on bank owned life insurance	(109)	(108)
Amortization of intangible assets	17	-
Depreciation and other amortization	290	296
Stock option/stock grant expense	7	9
Decrease in accrued interest receivable and other assets	315	845
Decrease in accrued interest payable and other liabilities	(85)	(529)
Net cash provided by operating activities	1,804	1,419

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(6,982)	(26,770)
Net increase in restricted investments	(27)	(21)
Proceeds from maturities, calls and principal payments of
available for sale securities	8,804	11,533
Proceeds from sales of available for sale securities	2,030	3,302
Net increase in organic loans	(4,709)	(15,228)
Net decrease (increase) in purchased loans	3,778	(12,240)
Cash payment for wealth management book of business	(700)	-
Purchase of bank premises and equipment	(92)	(166)
Net cash provided by (used in) investing activities	2,102	(39,590)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, NOW accounts,
and money market accounts	(14,907)	8,332
Net increase (decrease) in certificates of deposit and other time deposits	7,233	(3,407)
Net (decrease) increase in securities sold under agreements to repurchase	(4,637)	1,519
Common stock repurchased	(1,260)	(18)
Proceeds from stock options exercised	22	23
Cash dividends	(241)	(201)
Net cash (used in) provided by financing activities	(13,790)	6,248
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(9,884)	$(31,923)

CASH AND CASH EQUIVALENTS:
Beginning of period	$43,527	$54,107
End of period	$33,643	$22,184

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$235	$243
Taxes	$454	$309

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain on available for sale securities	$596	$1,096

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2016

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

The preparation of financial statements in conformity with GAAP and the reporting guidelines prescribed by regulatory authorities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, deferred tax assets and other real estate owned. Operating results for the three-months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2015. If needed, certain previously reported amounts have been reclassified to conform to current period presentation. No such reclassifications were significant.

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

During March 2016, the FASB issued ASU No. 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” The amendments in this ASU clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria remain intact. The amendments are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-05 to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” The amendments in this ASU eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. In addition, the amendments in this ASU require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early Adoption is permitted. The Company does not expect the adoption of ASU 2016-07 to have a material impact on its consolidated financial statements.

During March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Shares-Based Payment Accounting.” The amendments in this ASU simplify several aspects of the accounting for share-based payment award transactions including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently assessing the impact that ASU 2016-09 will have on its consolidated financial statements.

Note 2. Securities

The amortized cost and fair values of securities available for sale as of March 31, 2016 and December 31, 2015 were as follows (dollars in thousands):

March 31, 2016	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agencies	$11,243	$136	$(9)	$11,370
Corporate bonds	6,024	32	-	6,056
Mortgage-backed securities/CMOs	35,305	138	(173)	35,270
Municipal bonds	18,446	303	(9)	18,740
	$71,018	$609	$(191)	$71,436

December 31, 2015	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$11,260	$137	$(19)	$11,378
Corporate bonds	6,027	-	(63)	5,964
Mortgage-backed securities/CMOs	37,077	60	(450)	36,687
Municipal bonds	20,615	250	(93)	20,772
	$74,979	$447	$(625)	$74,801

Securities having carrying values of $38.9 million at March 31, 2016 were pledged as collateral to secure public deposits and securities sold under agreements to repurchase. At December 31, 2015, securities having carrying values of $42.2 million were similarly pledged.

For the three months ended March 31, 2016, proceeds from the sales of securities amounted to $2.0 million, and realized gains on these securities were $8 thousand. For the three months ended March 31, 2015, proceeds from the sales of securities amounted to $3.3 million, with realized gains on these securities of $18 thousand, and an additional $5.4 million in calls of securities accounted for the additional $4 thousand in realized gains.

Restricted securities are securities with limited marketability and consist of stock in the Federal Reserve Bank of Richmond (“FRB”), the Federal Home Loan Bank of Atlanta (“FHLB”), and CBB Financial Corporation (“CBBFC”), the holding company for Community Bankers Bank, totaling $1.7 million as of March 31, 2016 and December 31, 2015. These restricted securities are carried at cost.

The following table summarizes all securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, at March 31, 2016 and December 31, 2015 (dollars in thousands):

March 31, 2016

	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$4,479	$(3)	$995	$(6)	$5,474	$(9)
Mortgage-backed/CMOs	7,150	(27)	10,838	(146)	17,988	(173)
Municipal bonds	1,816	(9)	-	-	1,816	(9)
	$13,445	$(39)	$11,833	$(152)	$25,278	$(191)
December 31, 2015
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$-	$-	$980	$(19)	$980	$(19)
Corporate bonds	5,964	(63)	-	-	5,964	(63)
Mortgage-backed/CMOs	21,003	(212)	9,504	(238)	30,507	(450)
Municipal bonds	2,788	(31)	1,908	(62)	4,696	(93)
	$29,755	$(306)	$12,392	$(319)	$42,147	$(625)

As of March 31, 2016, there were $25.3 million, or 25 issues of individual securities in a loss position. These securities have an unrealized loss of $191 thousand and consisted of 19 mortgage-backed/CMOs, 3 municipal bonds, and 3 agency bonds.

The Company’s securities portfolio is primarily made up of fixed rate bonds, whose prices move inversely with interest rates. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality. Accordingly, as of March 31, 2016, management believes the impairments detailed in the table above are temporary, and no impairment loss has been realized in the Company’s consolidated income statement.

An “other-than-temporary impairment” (“OTTI”) is considered to exist if any of the following conditions are met: it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or the Company does not expect to recover the security’s entire amortized cost basis (even if the Company does not intend to sell). In the event that a security would suffer impairment for a reason that was “other than temporary,” the Company would be expected to write down the security’s value to its new fair value, and the amount of the write down would be included in earnings as a realized loss. As of March 31, 2016, management has concluded that none of its investment securities have an OTTI based upon the information available at this time. Additionally, management has the ability to hold any security with an unrealized loss until maturity or until such time as the value of the security has recovered from its unrealized loss position.

Note 3. Loans

The composition of the loan portfolio by loan classification at March 31, 2016 and December 31, 2015 appears below (dollars in thousands).

	March 31,	December 31,
	2016	2015
Commercial
Commercial and industrial - organic	$47,203	$47,215
Commercial and industrial - syndicated	20,615	23,653
Total commercial and industrial	67,818	70,868
Real estate construction and land
Residential construction	1,773	2,178
Other construction and land	16,590	16,733
Total construction and land	18,363	18,911
Real estate mortgages
1-4 family residential	67,278	63,544
Home equity lines of credit	26,699	27,599
Multifamily	18,083	20,209
Commercial owner occupied	69,849	66,244
Commercial non-owner occupied	92,813	91,805
Total real estate mortgage	274,722	269,401
Consumer
Consumer revolving credit	16,922	17,174
Consumer all other credit	11,848	11,655
Student loans purchased	34,915	35,655
Total consumer	63,685	64,484
Total loans	424,588	423,664
Less: Allowance for loan losses	(3,440)	(3,567)
Net loans	$421,148	$420,097

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

Following is a breakdown by class of the loans classified as impaired loans as of March 31, 2016 and December 31, 2015. These loans are reported at their recorded investment, which is the carrying amount of the loan as reflected on the Company’s balance sheet, net of charge-offs and other amounts applied to reduce the net book balance. Average recorded investment in impaired loans is computed using an average of month-end balances for these loans for either the three months ended March 31, 2016 or the twelve months ended December 31, 2015. Interest income recognized is for the three months ended March 31, 2016 or the twelve months ended December 31, 2015. (Dollars below reported in thousands.)

March 31, 2016		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Other construction and land	57	103	-	58	-
1-4 family residential mortgages	491	518	-	493	4
Commercial non-owner occupied real estate	1,049	1,049	-	1,053	11
Impaired loans with a valuation allowance	-	-	-	-	-
Total impaired loans	$1,597	$1,670	$-	$1,604	$15

December 31, 2015		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Commercial and industrial - organic	$-	$-	$-	$4	$-
Other construction and land	59	103	-	64	-
1-4 family residential mortgages	499	524	-	685	23
Commercial non-owner occupied real estate	1,061	1,061	-	1,080	47
Impaired loans with a valuation allowance	-	-	-	-	-
Total impaired loans	$1,619	$1,688	$-	$1,833	$70

Non-accrual loans are shown below by class (dollars in thousands):

	March 31, 2016	December 31, 2015
Other construction and land	$57	$59
1-4 family residential mortgages	128	132
Total nonaccrual loans	$185	$191

The following provides a summary, by class, of TDRs that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and TDRs that have been placed in non-accrual status, which are considered to be nonperforming (dollars in thousands).

Troubled debt restructuring (TDRs)	March 31, 2016		December 31, 2015
	No. of	Recorded	No. of	Recorded
	Loans	Investment	Loans	Investment
Performing TDRs
1-4 family residential mortgages	2	$363	2	$366
Commercial non-owner occupied real estate	1	1,049	1	1,061
Total performing TDRs	3	$1,412	3	$1,427

Nonperforming TDRs
Other construction and land	1	$33	1	$34
Total TDRs	4	$1,445	4	$1,461

None of the TDRs reported above were modified under the terms of a TDR during the three months ended March 31, 2016 and 2015. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reportable. Additionally, there were no loans modified as TDRs that subsequently defaulted during the three months ended March 31, 2016 and 2015 that were modified as TDRs during the twelve months prior to default.

There were no loans secured by 1-4 family residential property that were in the process of foreclosure at either March 31, 2016 or December 31, 2015.

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

Substandard

These problem loans are inadequately protected by the sound worth and paying capacity of the borrower and/or the value of any collateral pledged. These loans may be considered impaired and evaluated on an individual basis. Otherwise, a historical loss factor for loans rated “substandard” is applied to current balances of all other “substandard” loans pooled by class.

Doubtful

Loans with this rating have significant deterioration in the sound worth and paying capacity of the borrower and/or the value of any collateral pledged, making collection or liquidation of the loan in full highly questionable. These loans would be considered impaired and evaluated on an individual basis.

The following represents the loan portfolio designated by the internal risk ratings assigned to each credit as of March 31, 2016 and December 31, 2015 (dollars in thousands).

				Special	Sub-
March 31, 2016	Excellent	Good	Pass	Mention	standard	Doubtful	TOTAL
Commercial
Commercial and industrial - organic	$1,181	$29,379	$16,619	$24	$-	$-	$47,203
Commercial and industrial - syndicated	-	-	17,660	-	2,955	-	20,615
Real estate construction
Residential construction	-	-	1,773	-	-	-	1,773
Other construction and land	-	-	15,468	506	616	-	16,590
Real estate mortgages
1-4 family residential	-	1,500	64,706	429	643	-	67,278
Home equity lines of credit	-	-	26,616	-	83	-	26,699
Multifamily	-	-	18,083	-	-	-	18,083
Commercial owner occupied	-	-	69,849	-	-	-	69,849
Commercial non-owner occupied	-	-	91,702	-	1,111	-	92,813
Consumer
Consumer revolving credit	76	16,211	630	-	5	-	16,922
Consumer all other credit	214	10,285	1,309	-	40	-	11,848
Student loans purchased	-	-	34,915	-	-	-	34,915
Total Loans	$1,471	$57,375	$359,330	$959	$5,453	$-	$424,588

				Special	Sub-
December 31, 2015	Excellent	Good	Pass	Mention	standard	Doubtful	TOTAL
Commercial
Commercial and industrial - organic	$1,238	$30,221	$15,700	$25	$31	$-	$47,215
Commercial and industrial - syndicated	-	-	20,691	-	2,962	-	23,653
Real estate construction
Residential construction	-	-	2,178	-	-	-	2,178
Other construction and land	-	-	15,591	515	627	-	16,733
Real estate mortgages
1-4 family residential	-	1,500	60,801	650	593	-	63,544
Home equity lines of credit	-	-	27,517	-	82	-	27,599
Multifamily	-	-	20,209	-	-	-	20,209
Commercial owner occupied	-	-	65,497	-	747	-	66,244
Commercial non-owner occupied	-	-	89,619	1,061	1,125	-	91,805
Consumer
Consumer revolving credit	104	16,524	540	-	6	-	17,174
Consumer all other credit	232	10,063	1,319	-	41	-	11,655
Student loans purchased	-	-	35,655	-	-	-	35,655
Total Loans	$1,574	$58,308	$355,317	$2,251	$6,214	$-	$423,664

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

Like the historical factors, qualitative factors are not assessed against loans rated “excellent” or rated “good,” since these are fully collateralized by cash, readily marketable collateral.

For each segment and class of loans, management must exercise significant judgment to determine the estimation method that fits the credit risk characteristics of its various segments. Although this evaluation is inherently subjective, qualified management utilizes its significant knowledge and experience related to both the market and history of the Company’s loan losses.

Impaired loans are individually evaluated and, if deemed appropriate, a specific allocation is made for these loans. In reviewing the six loans in the amount of $1.6 million classified as impaired loans at March 31, 2016, there was no specific valuation allowance on any of these loans after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the borrower.

A summary of the transactions in the Allowance for Loan Losses by loan portfolio segment for the three months ended March 31, 2016 and the year ended December 31, 2015 appears below (dollars in thousands):

As of and for the period ended March 31, 2016

		Real Estate
	Commercial	Construction	Real Estate	Consumer
	Loans	and Land	Mortgages	Loans	Total
Allowance for Loan Losses:
Balance as of January 1, 2016	$797	$159	$2,592	$19	$3,567
Charge-offs	-	-	(12)	-	(12)
Recoveries	4	-	-	1	5
Provision for (recovery of) loan losses	(143)	(5)	(36)	64	(120)
Ending Balance	$658	$154	$2,544	$84	$3,440

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	658	154	2,544	84	3,440

Loans:
Individually evaluated for impairment	$-	$57	$1,540	$-	$1,597
Collectively evaluated for impairment	67,818	18,306	273,182	63,685	422,991
Ending Balance	$67,818	$18,363	$274,722	$63,685	$424,588

As of and for the year ended December 31, 2015

		Real Estate
	Commercial	Construction	Real Estate	Consumer
	Loans	and Land	Mortgages	Loans	Total
Allowance for Loan Losses:
Balance as of January 1, 2015	$674	$102	$2,360	$28	$3,164
Charge-offs	(126)	-	(12)	(3)	(141)
Recoveries	35	-	46	-	81
Provision for (recovery of) loan losses	214	57	198	(6)	463
Ending Balance	$797	$159	$2,592	$19	$3,567

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	797	159	2,592	19	3,567

Loans:
Individually evaluated for impairment	$-	$59	$1,560	$-	$1,619
Collectively evaluated for impairment	70,868	18,852	267,841	64,484	422,045
Ending Balance	$70,868	$18,911	$269,401	$64,484	$423,664

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

The following tables show the aging of past due loans as of March 31, 2016 and December 31, 2015. Also included are loans that are 90 or more days past due but still accruing, because they are well secured and in the process of collection. (Dollars below reported in thousands.)

Past Due Aging as of							90 Days
March 31, 2016	30-59	60-89	90 Days or				Past Due
	Days Past	Days Past	More Past	Total Past		Total	and Still
	Due	Due	Due	Due	Current	Loans	Accruing
Commercial loans
Commercial and industrial - organic	$-	$-	$-	$-	$47,203	$47,203	$-
Commercial and industrial - syndicated	-	-	-	-	20,615	20,615	-
Real estate construction and land
Residential construction	-	-	-	-	1,773	1,773	-
Other construction and land	-	-	-	-	16,590	16,590	-
Real estate mortgages
1-4 family residential	71	-	-	71	67,207	67,278	-
Home equity lines of credit	-	-	-	-	26,699	26,699	-
Multifamily	-	-	-	-	18,083	18,083	-
Commercial owner occupied	-	-	-	-	69,849	69,849	-
Commercial non-owner occupied	-	-	-	-	92,813	92,813	-
Consumer loans
Consumer revolving credit	-	-	-	-	16,922	16,922	-
Consumer all other credit	64	-	-	64	11,784	11,848	-
Student loans purchased	376	285	74	735	34,180	34,915	74
Total Loans	$511	$285	$74	$870	$423,718	$424,588	$74

Past Due Aging as of							90 Days
December 31, 2015	30-59	60-89	90 Days or				Past Due
	Days Past	Days Past	More Past	Total Past		Total	and Still
	Due	Due	Due	Due	Current	Loans	Accruing
Commercial loans
Commercial and industrial - organic	$211	$40	$-	$251	$46,964	$47,215	$-
Commercial and industrial - syndicated	-	-	-	-	23,653	23,653	-
Real estate construction and land
Residential construction	-	-	-	-	2,178	2,178	-
Other construction and land	7	-	-	7	16,726	16,733	-
Real estate mortgages
1-4 family residential	156	36	-	192	63,352	63,544	-
Home equity lines of credit	-	-	-	-	27,599	27,599	-
Multifamily	-	-	-	-	20,209	20,209	-
Commercial owner occupied	-	-	-	-	66,244	66,244	-
Commercial non-owner occupied	-	-	-	-	91,805	91,805	-
Consumer loans
Consumer revolving credit	-	-	-	-	17,174	17,174	-
Consumer all other credit	58	1	-	59	11,596	11,655	-
Student loans purchased	813	1	-	814	34,841	35,655	-
Total Loans	$1,245	$78	$-	$1,323	$422,341	$423,664	$-

Note 5. Intangible Assets

On February 1, 2016 (the “Effective Date”), VNB Wealth purchased the book of business, including interest in the client relationships, (“Purchased Relationships”), from a current officer (the “Seller”) of VNB Wealth pursuant to an employment and asset purchase agreement (the “Purchase Agreement”). Prior to becoming an employee of VNB Wealth and until the Effective Date of the sale, the Seller provided services to these Purchased Relationships as a sole proprietor. As of January 15, 2016, the fair market value of the assets under management associated with the Purchased Relationships totaled $31.5 million. Under the terms of the Purchase Agreement, the Company will receive all future revenue for brokerage, investment management, advisory, insurance, consulting, trust and related services performed for the Purchased Relationships.

The purchase price of $1.2 million will be paid over a five year period. During the first quarter of 2016, the Company recognized goodwill and other intangible assets arising from this purchase. As required under ASC Topic 805, “Business Combinations,” using the acquisition method of accounting, below is a summary of the net asset values, as determined by an independent third party, based on the fair value measurements and the purchase price. The intangible assets identified below will be amortized using a straight line method over the estimated useful life, and the amortized cost will be shown as noninterest expense. In accordance with ASC 350, “Intangibles-Goodwill and Other,” the Company will review the carrying value of indefinite lived goodwill at least annually or more frequently if certain impairment indicators exist. (Dollars below reported in thousands.)

			Estimated
			Economic Useful
	Fair Value	% of Total Intangible Assets	Life
Identified Intangible Assets
Non-Compete Agreement	$103	9.0%	3 years
Customer Relationships Intangible	670	58.5%	10 years
Total Identified Intangible Assets	$773	67.5%

Goodwill - Residual	$372	32.5%	Indefinite
Total Intangible Assets	$1,145	100.0%

For the quarter ended March 31, 2016, the Company recognized $17 thousand in amortization expense from these identified intangible assets with a finite life. The net carrying value of $756 thousand will be recognized as amortization expense in future reporting periods through 2026. The following shows the gross and net balance of these intangible assets as of March 31, 2016. (Dollars below reported in thousands.)

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Identified Intangible Assets
Non-Compete Agreement	$103	$6	$97
Customer Relationships Intangible	670	11	$659
Total Identified Intangible Assets	$773	$17	$756

As of March 31, 2016, the Company carried a contingent liability of $445 thousand, representing the net of the fair value of the purchase price, less the initial payment made on the Effective Date to the Seller. The remaining four annual payments as delineated in the Purchase Agreement will be paid from this liability.

Note 6. Earnings Per Share and Stock Repurchase Program

On September 22, 2014, the Company announced the approval by its Board of Directors of a stock repurchase program authorizing repurchase of up to 400,000 shares of the Company's common shares through September 18, 2015. The Company announced on September 21, 2015 that its Board of Directors extended the program for another year. A total of 343,559 shares at a weighted average price of $22.89 per share have been repurchased since the beginning of the program, with the remaining 56,441 shares available for purchase through September 18, 2016 under the extended program.

The following shows the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of diluted potential common stock for the three months ended March 31, 2016 and 2015. Potential dilutive common stock equivalents have no effect on net income available to common shareholders. (Dollars below reported in thousands except per share data.)

Three Months Ended	March 31, 2016			March 31, 2015
		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic earnings per share	$1,355	2,382,951	$0.57	$415	2,688,400	$0.15
Effect of dilutive stock options	-	14,088	-	-	9,664	-
Diluted earnings per share	$1,355	2,397,039	$0.57	$415	2,698,064	$0.15

For the periods ended March 31, 2016 and March 31, 2015, option shares totaling 59,110 and 140,308, respectively, were considered anti-dilutive and were excluded from this calculation.

Note 7. Stock Incentive Plans

At the Annual Shareholders Meeting on May 21, 2014, shareholders approved the Virginia National Bankshares Corporation 2014 Stock Incentive Plan (“2014 Plan”). The 2014 Plan makes available up to 250,000 shares of the Company’s common stock to be issued to plan participants. Similar to the Company’s 2003 Stock Incentive Plan (“2003 Plan”), and 2005 Stock Incentive Plan (“2005 Plan”), the 2014 Plan provides for granting of both incentive and nonqualified stock options, as well as restricted stock and other stock based awards. No new grants will be issued the 2003 Plan or the 2005 Plan as these plans have expired.

For all of the Company’s stock incentive plans (the “Plans”), the option price of incentive stock options will not be less than the fair value of the stock at the time an option is granted. Nonqualified stock options may be granted at prices established by the Board of Directors, including prices less than the fair market value on the date of grant. Outstanding stock options generally expire in ten years from the grant date. Stock options generally vest by the fourth or fifth anniversary of the date of the grant.

A summary of the shares issued and available under each of the Plans is shown below as of March 31, 2016. Although the 2003 Plan and 2005 Plan have expired and no new grants will be issued under these plans, there were shares issued before the plans expired which are still outstanding as shown below.

	2003 Plan	2005 Plan	2014 Plan
Aggregate shares issuable	128,369	230,000	250,000
Options issued, net of forfeited
and expired options	(108,054)	(106,722)	-
Cancelled due to Plan expiration	(20,315)	(123,278)	-
Remaining available for grant	-	-	250,000

Grants issued and outstanding:
Total vested and unvested shares	30,214	102,829	-
Fully vested shares	30,214	99,079	-
Exercise price range	$15.65 to	$11.74 to	N/A
	$18.26	$36.74

The Company accounts for all of its stock incentive plans under recognition and measurement accounting principles which require that the compensation cost relating to stock-based payment transactions be recognized in the financial statements. Stock-based compensation arrangements include stock options and restricted stock. All stock-based payments to employees are required to be valued at a fair value on the date of grant and expensed based on that fair value over the applicable vesting period. For the three months ended March 31, 2016 and 2015, the Company recognized $7 thousand and $9 thousand, respectively, in compensation expense for stock options. As of March 31, 2016, there was $29 thousand in unamortized compensation expense remaining to be recognized in future reporting periods through 2017.

Stock Options

Changes in the stock options outstanding related to all of the Plans are summarized as follows (dollars in thousands except per share data):

	March 31, 2016
		Weighted Average	Aggregate
	Number of Options	Exercise Price	Intrinsic Value
Outstanding at January 1, 2016	152,118	$25.36	$354
Exercised	(1,250)	$18.10
Expired	(17,825)	32.43	-
Outstanding at March 31, 2016	133,043	$24.48	$287

Options exercisable at March 31, 2016	129,293	$24.69	$264

The fair value of any grant is estimated at the grant date using the Black-Scholes pricing model. There were no stock option grants during the first three months of 2016 or during the twelve months of 2015.

Summary information pertaining to options outstanding at March 31, 2016 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
	Number of	Average	Average	Number of	Average
	Options	Remaining	Exercise	Options	Exercise
Exercise Price	Outstanding	Contractual Life	Price	Exercisable	Price
$11.74 to 20.00	44,514	4.1 Years	$17.15	40,764	$17.15
$20.01 to 30.00	58,514	1.9 Years	24.83	58,514	24.83
$30.01 to 36.74	30,015	0.7 Years	34.67	30,015	34.67
Total	133,043	2.4 Years	$24.48	129,293	$24.69

Restricted Stock

There were no restricted stock grants outstanding throughout 2015 or as of March 31, 2016. No restricted stock grants were awarded during 2015 or the first three months of 2016.

Note 8. Fair Value Measurements

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

The following tables present the balances measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (dollars in thousands):

		Fair Value Measurements at March 31, 2016 Using:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$11,370	$-	$11,370	$-
Corporate bonds	6,056	-	6,056	-
Mortgage-backed securities/CMOs	35,270	-	35,270	-
Municipal bonds	18,740	-	18,740	-
Total securities available for sale	$71,436	$-	$71,436	$-

		Fair Value Measurements at December 31, 2015 Using:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$11,378	$-	$11,378	$-
Corporate bonds	5,964	-	5,964	-
Mortgage-backed securities/CMOs	36,687	-	36,687	-
Municipal bonds	20,772	-	20,772	-
Total securities available for sale	$74,801	$-	$74,801	$-

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

Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. The Company had $1.6 million in impaired loans as of March 31, 2016 and December 31, 2015. None of these impaired loans required a valuation allowance after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the customer.

Other Real Estate Owned

Other real estate owned (“OREO”) is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the Allowance for Loan Losses. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the Consolidated Statements of Income. As of March 31, 2016 and December 31, 2015, the Company had no OREO property.

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

The carrying values and estimated fair values of the Company's financial instruments as of March 31, 2016 and December 31, 2015 are as follows (dollars in thousands):

		Fair Value Measurement at March 31, 2016 Using:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$33,643	$33,643	$-	$-	$33,643
Available for sale securities	71,436	-	71,436	-	71,436
Loans, net	421,148	-	-	418,966	418,966
Bank owned life insurance	13,585	-	13,585	-	13,585
Accrued interest receivable	1,542	-	351	1,191	1,542

Liabilities
Demand deposits and
interest-bearing transaction
and money market accounts	$362,942	$-	$362,942	$-	$362,942
Certificates of deposit	115,851	-	115,767	-	115,767
Securities sold under
agreements to repurchase	18,519	-	18,519	-	18,519
Accrued interest payable	110	-	110	-	110

		Fair Value Measurement at December 31, 2015 Using:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$43,527	$43,527	$-	$-	$43,527
Available for sale securities	74,801	-	74,801	-	74,801
Loans, net	420,097	-	-	418,774	418,774
Bank owned life insurance	13,476	-	13,476	-	13,476
Accrued interest receivable	1,611	-	369	1,242	1,611

Liabilities
Demand deposits and
interest-bearing transaction
and money market accounts	$377,849	$-	$377,849	$-	$377,849
Certificates of deposit	108,618	-	108,578	-	108,578
Securities sold under
agreements to repurchase	23,156	-	23,156	-	23,156
Accrued interest payable	106	-	106	-	106

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

Note 9. Other Comprehensive Income

A component of the Company’s other comprehensive income, in addition to net income from operations, is the recognition of the unrealized gains and losses on available for sale securities, net of income taxes. Reclassifications of realized gains and losses on available for sale securities are reported in the income statement as “Gains on sales of securities” with the corresponding income tax effect reflected as a component of income tax expense. Amounts reclassified out of accumulated other comprehensive income are presented below for the three ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Available for sale securities
Realized gains on sales of securities	$8	$22
Tax effect	(3)	(7)
Realized gains, net of tax	$5	$15

Note 10. Segment Reporting

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

The VNB Wealth segment includes (a) trust income from the investment management, wealth advisory and trust and estate services offered by VNBTrust, comprised of both management fees and performance fees, and (b) brokerage and insurance income from retail brokerage, investment advisory, annuity and insurance services offered under the name of VNB Investment Services.

A management fee for administrative and technology support services provided by the Bank is charged to VNB Wealth. For the three months ended March 31, 2016 and March 31, 2015, management fees of $25 thousand and $34 thousand, respectively, were charged to VNB Wealth and eliminated in consolidated totals. The VNB Wealth total assets as shown in the following tables represent the assets of VNB Wealth and should not be confused with client assets under management.

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

Segment information for the three months ended March 31, 2016 and 2015 is shown in the following tables (dollars in thousands):

Three months ended March 31, 2016	Bank	VNB Wealth	Consolidated
Net interest income	$4,502	$12	$4,514
Provision for (recovery of) loan losses	(120)	-	(120)
Noninterest income	679	445	1,124
Noninterest expense	3,184	613	3,797
Income (loss) before income taxes	2,117	(156)	1,961
Provision for (benefit of) income taxes	659	(53)	606
Net income (loss)	$1,458	$(103)	$1,355
Total assets	$546,171	$9,671	$555,842

Three months ended March 31, 2015	Bank	VNB Wealth	Consolidated
Net interest income	$3,769	$6	$3,775
Provision for loan losses	317	-	317
Noninterest income	690	494	1,184
Noninterest expense	3,381	737	4,118
Income (loss) before income taxes	761	(237)	524
Provision for (benefit of) income taxes	189	(80)	109
Net income (loss)	$572	$(157)	$415
Total assets	$533,916	$10,003	$543,919

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Virginia National Bankshares Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2015, included in the Company’s 2015 Form 10-K. Operating results for the three ended March 31, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or any future period.

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

For additional information regarding critical accounting policies, refer to the Application of Critical Accounting Policies and Critical Accounting Estimates section under Item 7 in the 2015 Form 10-K. There have been no significant changes in the Company’s application of critical accounting policies related to the allowance for loan losses since December 31, 2015.

FINANCIAL CONDITION

Total assets

The total assets of the Company as of March 31, 2016 were $555.8 million. This is an $11.7 million decrease from the $567.5 million total assets reported at December 31, 2015 and an $11.9 million increase from the $543.9 million reported at March 31, 2015. The year-over-year net growth in assets was funded largely by expansion within all deposit categories totaling $17.2 million, while repurchase agreement sweep balances contracted by $1.0 million over that period. Deposits and repurchase agreement sweep balances totaled $497.3 million at March 31, 2016, up 3.4% from the $481.1 million at March 31, 2015 and down 2.4% from the $509.7 million at December 31, 2015.

Federal funds sold

The Company had overnight federal funds sold of $23.9 million at March 31, 2016, compared to $29.3 million at December 31, 2015. At March 31, 2015, the Company had overnight federal funds sold of $8.8 million. Any excess funds are sold on a daily basis in the federal funds market. The Company intends to maintain sufficient liquidity at all times to meet its funding commitments.

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

Securities

The Company’s investment securities portfolio as of March 31, 2016 totaled $73.1 million, a decrease of $3.4 million from the $76.5 million reported at December 31, 2015 and a decrease of $83.2 million from the $156.3 million reported at March 31, 2015. Management continues to focus on maximizing the earning capacity of the Company. As loan funding needs have increased over the past year, lower earning securities have been sold in order to deploy these funds to higher earning loans. At March 31, 2016, the investment securities holdings represented 13.2% of the Company’s total assets, a decrease from the 13.5% and 28.7% of total assets at December 31, 2015 and March 31, 2015, respectively.

The Company’s investment securities portfolio included restricted securities totaling $1.7 million as of March 31, 2016 and December 31, 2015. These securities represent stock in the Federal Reserve Bank of Richmond (“FRB-R”), the Federal Home Loan Bank of Atlanta (“FHLB-A”), and CBB Financial Corporation (“CBBFC”), the holding company for Community Bankers Bank. The level of FRB-R and FHLB-A stock that the Company is required to hold is determined in accordance with membership guidelines provided by the Federal Reserve Bank Board of Governors or the Federal Home Loan Bank of Atlanta. Stock ownership in the bank holding company for Community Bankers’ Bank provides the Bank with several benefits that are not available to non-shareholder correspondent banks. None of these restricted securities are traded on the open market and can only be redeemed by the respective issuer.

At March 31, 2016, the unrestricted securities portfolio totaled $71.4 million. The following table summarizes the Company's available for sale securities by type as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016	Percent	December 31, 2015	Percent
	Balance	of Total	Balance	of Total
U.S.Government agencies	$11,370	15.92%	$11,378	15.21%
Corporate bonds	6,056	8.48%	5,964	7.97%
Mortgage-backed securities/CMOs	35,270	49.37%	36,687	49.05%
Municipal bonds	18,740	26.23%	20,772	27.77%
Total available for sale securities	$71,436	100.00%	$74,801	100.00%

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

As of March 31, 2016, total loans were $424.6 million, an increase of $0.9 million from the balance of $423.7 million as of December 31, 2015 and an increase of $84.0 million from the $340.6 million at March 31, 2015. Loans as a percentage of total assets at March 31, 2016 were 76.4%, compared to 62.6% as of March 31, 2015. Loans as a percentage of deposits at March 31, 2016 were 88.7%, a 14.9 percentage point improvement over the 73.8% ratio as of the year prior.

From the $289.6 million outstanding at September 30, 2014, gross loans have increased $135.0 million, or 46.6%, due to approximately $71.6 million in net organic loan growth, supplemented by purchases of $27.0 million in syndicated loans and $36.4 million in student loans. The purchase of loans is considered a secondary strategy, which allows the Company to supplement organic loan growth and enhance earnings. Syndicated loans represent shared national credits in leveraged lending transactions and are included in the commercial and industrial portfolio. The Company has developed policies to limit overall credit exposure to the syndicated market, as well as limits industry and amount per borrower. The first package of student loans totaling $10.8 million was purchased late in the second quarter of 2015. The purchase of a second student loan package totaling $25.6 million closed in the fourth quarter of 2015. Along with the purchase of these student loans, the Company purchased a surety bond that fully insures this portion of the Company’s consumer portfolio.

While the increase in loan balances slowed to a modest $924 thousand during the first quarter of 2016, after experiencing significant loan growth in each of the prior five quarters, the benefit from the expansion in these higher yielding assets should continue to strengthen earnings into 2016. Management does not expect loan balances to continue to grow at the same pace as seen in 2015 but does still expect meaningful growth in the loan portfolio in 2016. To achieve this goal, we will continue to evaluate loan purchase transactions to supplement organic loan growth, from time to time.

The following table summarizes the Company's loan portfolio by type of loan as of March 31, 2016, December 31, 2015, and March 31, 2015 (dollars in thousands):

	March 31, 2016	Percent	December 31, 2015	Percent	March 31, 2015	Percent
	Balance	of Total	Balance	of Total	Balance	of Total
Commercial and industrial	$67,818	16.0%	$70,868	16.7%	$74,339	21.8%
Real estate - commercial	180,745	42.6%	178,258	42.1%	154,578	45.4%
Real estate - residential mortgage	93,977	22.1%	91,143	21.5%	85,703	25.2%
Real estate - construction	18,363	4.3%	18,911	4.5%	12,641	3.7%
Consumer installment and other	63,685	15.0%	64,484	15.2%	13,384	3.9%
Total loans	$424,588	100.0%	$423,664	100.0%	$340,645	100.0%

Loan quality

Non-accrual loans remained low and totaled $185 thousand at March 31, 2016, compared to the $191 thousand and $211 thousand reported at December 31, 2015 and March 31, 2015, respectively.

At March 31, 2016 and December 31, 2015, the Company had six loans in the amount of $1.6 million classified as impaired loans. Of this total, $1.4 million were Troubled Debt Restructurings (TDRs) which are still accruing interest. At March 31, 2015, the Company had eight loans in the amount of $2.2 million classified as impaired loans. Of this total, $2.0 million were TDRs which are still accruing interest.

The Company had loans totaling $74 thousand that were past due ninety or more days and still accruing interest in its portfolio as of March 31, 2016. The Company had no loans past due ninety or more days and still accruing interest in its portfolio as of December 31, 2015 and as of March 31, 2015.

Management identifies potential problem loans through its periodic loan review process and defines potential problem loans as those loans classified as special mention, substandard, or doubtful.

Allowance for loan losses

The allowance for loan losses as a percentage of total loans at March 31, 2016 was 0.81% compared to 0.84% at December 31, 2015 and 1.00% at March 31, 2015.

The following is a summary of the changes in the allowance for loan losses for the three months ended March 31, 2016 and March 31, 2015 (dollars in thousands):

	2016	2015
Allowance for loan losses, January 1	$3,567	$3,164
Chargeoffs	(12)	(86)
Recoveries	5	9
Provision for (recovery of) loan losses	(120)	317
Allowance for loan losses, March 31	$3,440	$3,404

A recovery of provision for loan losses of $120 thousand was recorded in the first quarter of 2016, while a provision for loan losses of $317 thousand was recognized for the first quarter of 2015. Net loan charge-offs for the first three months of 2016 totaled $7 thousand, compared to net charge-offs totaling $77 thousand during the first three months of 2015.

The relationship of the allowance for loan losses to total loans at March 31, 2016, December 31, 2015, and March 31, 2015 appears below (dollars in thousands):

	March 31,	December 31,	March 31,
	2016	2015	2015
Loans held for investment at period-end	$424,588	$423,664	$340,645
Allowance for loan losses	$3,440	$3,567	$3,404
Allowance as a percent of period-end loans	0.81%	0.84%	1.00%

The decreased balance in the allowance relative to total loans compared to the prior periods is reflective of the continued improvement in the historical loss rate, as well as a favorable shift in the mix of loans toward categories requiring minimal or no reserve, such as student loans that are insured by a surety bond and loans secured by readily-marketable collateral. In general, the Company determines the adequacy of its allowance for loan losses by considering the risk classification and delinquency status of loans and other factors. Management may also establish specific allowances for loans which management believes require allowances greater than those allocated according to their risk classification. The purpose of the allowance is to provide for losses inherent in the loan portfolio. Since risks to the loan portfolio include general economic trends as well as conditions affecting individual borrowers, the allowance is an estimate. The Company is committed to determining, on an ongoing basis, the adequacy of its allowance for loan losses. The Company applies historical loss rates to various pools of loans based on risk rating classifications. In addition, the adequacy of the allowance is further evaluated by applying estimates of loss that could be attributable to any one of the following eight qualitative factors:

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

Management reviews the adequacy of the Allowance for Loan Losses on a quarterly basis to ensure it is adequate based upon the calculated potential losses inherent in the portfolio. Management believes the allowance for loan losses was adequately provided for as of March 31, 2016.

Premises and equipment

The Company’s premises and equipment, net of depreciation, as of March 31, 2016 totaled $8.4 million compared to the December 31, 2015 amount of $8.7 million. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method based on the estimated useful lives of assets. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, assets and related accumulated depreciation are removed from the books, and any resulting gain or loss is charged to income.

As of March 31, 2016, the Company and its subsidiaries occupied seven full-service banking facilities in the cities of Charlottesville and Winchester, as well as the counties of Albemarle and Orange in Virginia. The Bank also had a loan production office in Warrenton, Virginia.

The multi-story office building at 404 People Place in Charlottesville also serves as the Company’s corporate headquarters and operations center, as well as the principal offices of VNB Wealth.

The Arlington Boulevard and People Place facilities also contain office space that is currently under lease to tenants.

Deposits and securities sold under agreement to repurchase

Depository accounts represent the Company’s primary source of funds and are comprised of demand deposits, interest-bearing checking accounts, money market deposit accounts and time deposits. These deposits have been provided predominantly by individuals, professionals, small businesses and organizations in the Charlottesville/Albemarle area, the Orange County area, and the Winchester area. Total deposits as of March 31, 2016 were $478.8 million, down $7.7 million compared to the balances of $486.5 million at December 31, 2015 and $17.2 million or 3.7% higher than the $461.6 million total as of March 31, 2015.

Noninterest-bearing demand deposits on March 31, 2016 were $172.4 million, representing 36.0% of total deposits. Interest-bearing transaction and money market accounts totaled $190.5 million, and represented 39.8% of total deposits at March 31, 2016. Collectively, noninterest-bearing and interest-bearing transaction and money market accounts represented 75.8% of total deposit accounts at March 31, 2016. These account types are an excellent source of low-cost funding for the Company.

Certificates of deposit and other time deposit accounts totaled $115.9 million at March 31, 2016 and $108.6 million at December 31, 2015. Included in this deposit total are Certificate of Deposit Account Registry Service CDs, known as CDARSTM, whereby depositors can obtain FDIC deposit insurance on account balances of up to $50 million. CDARS deposits totaled $17.1 million and $17.2 million as of March 31, 2016 and December 31, 2015, respectively.

Securities sold under agreement to repurchase are an additional source of funding for the Company and are available to non-individual accountholders on an overnight term through the Company’s investment sweep product. Under the agreements to repurchase, invested funds are fully collateralized by security instruments that are pledged on behalf of customers utilizing this product. Total balances in securities sold under agreement to repurchase as of March 31, 2016 were $18.5 million, compared to $23.2 million at December 31, 2015 and $19.5 million as of March 31, 2015.

Deposit accounts

(dollars in thousands)	March 31, 2016		December 31, 2015		March 31, 2015
		% of Total		% of Total		% of Total
No cost and low cost deposits	Balance	Deposits	Balance	Deposits	Balance	Deposits
Noninterest demand deposits	$172,431	36.0%	$184,574	37.9%	$163,556	35.5%
Interest checking accounts	87,402	18.3%	90,100	18.5%	83,253	18.0%
Money market deposit accounts	103,109	21.5%	103,175	21.3%	101,148	21.9%
Total noninterest and low
cost deposit accounts	$362,942	75.8%	$377,849	77.7%	$347,957	75.4%

Time deposit accounts
Certificates of deposit	$98,736	20.6%	$91,459	18.8%	$96,085	20.8%
CDARS deposits	17,115	3.6%	17,159	3.5%	17,602	3.8%
Total certificates of deposit
and other time deposits	$115,851	24.2%	$108,618	22.3%	$113,687	24.6%

Total deposit account balances	$478,793	100.0%	$486,467	100.0%	$461,644	100.0%

Securities sold under agreements to repurchase
(dollars in thousands)	March 31, 2016		December 31, 2015		March 31, 2015
	Balance		Balance		Balance
Securities sold under
agreements to repurchase	$18,519		$23,156		$19,514

Shareholders' equity and regulatory capital ratios

The following table displays the changes in shareholders' equity for the Company from December 31, 2015 to March 31, 2016 (dollars in thousands):

Equity, December 31, 2015	$56,297
Net income	1,355
Other comprehensive income	394
Cash dividends declared	(236)
Stock purchased under stock repurchase plan	(1,260)
Stock options exercised	22
Equity increase due to expensing of stock options	7
Equity, March 31, 2016	$56,579

Effective January 1, 2015, the final rules adopted by the federal bank regulatory agencies to implement the Basel III regulatory capital rules required the Company and its subsidiaries to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.50% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6% of risk-weighted assets (increased from the prior requirement of 4.00%); (iii) a total capital ratio of 8.00% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.00% of total assets (unchanged from the prior requirement). These were the initial capital requirements.

Beginning January 1, 2016 a capital conservation buffer requirement began to be phased in over a four-year period, beginning at 0.625% of risk-weighted assets and increasing annually to 2.50% at January 1, 2019. Therefore, for the calendar year 2016, this initial 0.625% buffer effectively results in the minimum (i) common equity Tier 1 capital ratio of 5.125% of risk-weighted assets; (ii) Tier 1 capital ratio of 6.625% of risk-weighted assets; and (iii) total capital ratio of 8.625% of risk-weighted assets. The minimum leverage ratio remains at 4.00%. For additional information regarding the new capital requirements, refer to the Supervision and Regulation section, under Item 1. Business, found in the Company’s Form 10-K Report for December 31, 2015.

Using the new capital requirements, the Company’s capital ratios remain well above the levels designated by bank regulators as "well capitalized" at March 31, 2016. Under the current risk-based capital guidelines of federal regulatory authorities, the Company’s common equity Tier 1 capital ratio and Tier 1 capital ratio are both at 12.28% of its risk-weighted assets and are well in excess of the minimum capital requirements of 6.50% and 8.00%, respectively. Additionally, the Company has a total capital ratio of 13.04% of its risk-weighted assets and leverage ratio of 9.91% of total assets, which are both well in excess of the minimum 10.00% and 5.00% level designated by bank regulators under “well capitalized” capital guidelines.

Stock repurchase program

On September 22, 2014, the Company announced the approval by its Board of Directors of a stock repurchase program authorizing repurchase of up to 400,000 shares of the Company's common shares through the open market or in privately negotiated transactions through September 18, 2015. The Company announced on September 21, 2015 that its Board of Directors had extended the program for another year. A total of 343,559 shares at a weighted average price of $22.89 per share have been repurchased since the beginning of the program, with the remaining 56,441 shares available for purchase through September 18, 2016 under the extended program. The repurchase program does not obligate the Company to repurchase any shares and may be suspended or terminated at any time.

RESULTS OF OPERATIONS

Net income

Net income for the three months ended March 31, 2016 was $1.4 million compared to the $415 thousand reported for the three months ended March 31, 2015. Earnings per share (basic and diluted) were $0.57 per share for the quarter ended March 31, 2016 compared to $0.15 per share for the same quarter in the prior year. The $940 thousand increase in net income for the first quarter of 2016 when compared to the same period of 2015 is attributable to an increase in net interest income of $739 thousand, a decrease of $437 thousand in the provision for loan losses and a decrease in noninterest expenses of $321 thousand. Partially offsetting the increase was a decrease in noninterest income of $60 thousand and an increase of $497 thousand in the provision for income taxes.

Net interest income

Net interest income for the three months ended March 31, 2016 was $4.5 million, a $739 thousand increase compared to net interest income of $3.8 million for the three months ended March 31, 2015. Net interest income is computed as the difference between the interest income on earning assets and the interest expense on deposits and other interest-bearing liabilities. Net interest income represents the principal source of revenue for the Company.

Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates, together with the volume and mix of earning assets and interest-bearing liabilities, impact net interest income and net interest margin. The net interest margin of 3.48% for the three months ended March 31, 2016 was 14 basis points higher than the net interest margin of 3.34% from the quarter ended December 31, 2015 and 48 basis points higher than the 3.00% for the quarter ended March 31, 2015.

Total interest income of $4.8 million for the quarter ended March 31, 2016 was $742 thousand higher than the $4.0 million earned in the same quarter of 2015. For the quarter ended March 31, 2016, average earning assets were $526.6 million or $9.0 million higher than the $517.6 million in average earning assets for the first quarter of 2015. Total interest income was positively impacted by an improved mix in earning assets as average loans increased $98.4 million while the average balances in lower yielding investments and fed funds contracted $89.6 million in a year-over-year comparison. The improvement in the earnings mix resulted in an earning asset yield, adjusted to a tax equivalent basis, for the three months ended March 31, 2016 of 3.66% or 47 basis points above the tax equivalent earning asset yield of 3.19% for the three months ended March 31, 2015.

Interest expense of $239 thousand for the three months ended March 31, 2016 was fairly level with $236 thousand for the three months ended March 31, 2015. The Company’s net interest income continues to benefit from having one of the lowest cost of funds among community banks in the country. A table showing the mix of no cost and low cost deposit accounts is shown under “Financial Condition - Deposits and securities sold under agreement to repurchase” earlier in this report. Interest expense as a percentage of average earning assets was 0.18% for both the three months ended March 31, 2016 and March 31, 2015.

The following table details the average balance sheet, including an analysis of net interest income for earning assets and interest bearing liabilities, for the three months ended March 31, 2016 and 2015. The table also includes a rate/volume analysis for these same periods (dollars in thousands).

Consolidated Average Balance Sheet And Analysis of Net Interest Income

	For the three months ended
	March 31, 2016			March 31, 2015			Change in Interest Income/ Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to: [4]		Total
	Balance	Income	Yield/	Balance	Income	Yield/			Increase/
(dollars in thousands)		Expense	Cost		Expense	Cost	Volume	Rate	(Decrease)
ASSETS
Interest Earning Assets:
Securities
Taxable Securities	$63,074	$302	1.92%	$130,059	$604	1.86%	$(320)	$18	$(302)
Tax Exempt Securities [1]	14,945	127	3.40%	19,990	174	3.48%	(43)	(4)	(47)
Total Securities [1]	78,019	429	2.20%	150,049	778	2.07%	(363)	14	(349)
Total Loans	421,477	4,333	4.13%	322,820	3,262	4.10%	1,013	58	1,071
Fed Funds Sold	25,905	30	0.47%	42,258	23	0.22%	(11)	18	7
Other Interest Bearing Deposits	1,249	4	1.29%	2,498	7	1.14%	(4)	1	(3)
Total Earning Assets	526,650	4,796	3.66%	517,625	4,070	3.19%	635	91	726
Less: Allowance for Loan Losses	(3,563)			(3,222)
Total Non-Earning Assets	37,420			39,010
Total Assets	$560,507			$553,413

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$91,809	$11	0.05%	$82,320	$10	0.05%	$1	$-	$1
Money Market Deposits	105,988	56	0.21%	95,802	47	0.20%	5	4	9
Time Deposits	116,460	160	0.55%	115,868	167	0.58%	1	(8)	(7)
Total Interest-Bearing Deposits	314,257	227	0.29%	293,990	224	0.31%	7	(4)	3
Securities Sold Under Agreement
to Repurchase	21,476	12	0.22%	19,798	12	0.25%	1	(1)	-
Total Interest-Bearing Liabilities	335,733	239	0.29%	313,788	236	0.31%	8	(5)	3
Non-Interest-Bearing Liabilities:
Demand deposits	166,441			176,864
Other liabilities	1,616			1,385
Total Liabilities	503,790			492,037
Shareholders' Equity	56,717			61,376
Total Liabilities & Shareholders' Equity	$560,507			$553,413
Net Interest Income (Tax Equivalent)		$4,557			$3,834		$627	$96	$723
Interest Rate Spread [2]			3.37%			2.88%
Interest Expense as a Percentage
of Average Earning Assets			0.18%			0.18%
Net Interest Margin [3]			3.48%			3.00%

(1)	Tax-exempt income for investment securities has been adjusted to a fully tax-equivalent basis (FTE), using a Federal income tax rate of 34%.
(2)	Interest spread is the average yield earned on earning assets less the average rate paid on interest-bearing liabilities.
(3)	Net interest margin is net interest income expressed as a percentage of average earning assets.
(4)	The impact on the net interest income resulting from changes in average balances and average rates is shown for the period indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for loan losses

A recovery of the provision for loan losses of $120 thousand was recorded in the first quarter of 2016, while a provision for loan losses of $317 thousand was recognized for the first quarter of 2015. This resulted in a positive impact to income of $437 thousand when comparing year-over-year. Last year’s loan loss provision was driven by the $27.4 million in loan growth during the first quarter of 2015. In management’s opinion, the allowance was adequately provided for at March 31, 2016. Further discussion of management’s assessment of the allowance for loan losses is provided earlier in the report and in Note 4 – Allowance for Loan Losses, found in the Notes to the Consolidated Financial Statements.

Noninterest income

Noninterest income for the quarter ended March 31, 2016 was $1.1 million, a decrease of $60 thousand from the $1.2 million reported for the quarter ended March 31, 2015. The components of noninterest income for the three months are shown below (dollars in thousands):

	For the three months ended
	March 31, 2016	March 31, 2015
Noninterest income:
Trust income	$388	$449
Brokerage and insurance income	87	16
Customer service fees	219	234
Debit/credit card and ATM fees	198	180
Earnings on bank owned life insurance	109	108
Fees on mortgage sales	48	37
Gains on sales of securities	8	22
Gains (losses) on sales of other assets	(25)	-
Royalty income	-	45
Other	92	93
Total noninterest income	$1,124	$1,184

Noninterest income was somewhat suppressed for the quarter due to timing. The purchase of the wealth management book of business, as discussed earlier under Note 5 – Intangible Assets, increased the brokerage and insurance revenue by $71 thousand from the same period last year, but this revenue was lower than anticipated as a result of a one month delay in the transaction’s closing. Additionally, no royalty income was recognized in the first quarter of 2016 as accurate estimates of revenue stemming from ongoing referral fees were unavailable when closing out the quarter; however, $45 thousand was recognized as royalty income in the first quarter of 2015. One-time losses realized on disposition of assets of $25 thousand in the first quarter of this year further decreased noninterest income compared to the same period last year.

Noninterest expense

Noninterest expense for the first quarter of 2016 was $3.8 million, a reduction of $321 thousand from the $4.1 million reported in the quarter ended March 31, 2015. The reduction year-over-year was driven by a $398 thousand decline in salaries and employee benefits as management continually takes advantage of opportunities to streamline operations and maximize the efficiency of staff. In addition, other expense categories have been identified and are being evaluated for potential savings that would have a positive impact on net income on an ongoing basis.

The components of noninterest expense for the three months are shown below (dollars in thousands):

	For the three months ended
	March 31, 2016	March 31, 2015
Noninterest expense:
Salaries and employee benefits	$1,918	$2,316
Net occupancy	476	496
Equipment	135	130
ATM, debit and credit card	71	70
Bank franchise tax	106	92
Computer software	87	82
Data processing	289	260
FDIC deposit insurance assessment	84	92
Marketing, advertising and promotion	137	125
Professional fees	111	160
Other	383	295
Total noninterest expense	$3,797	$4,118

One of the ratios the Company examines in its evaluation of net income is the efficiency ratio, which measures the cost to produce one dollar of revenue. The Company computes its efficiency ratio by dividing noninterest expense by the sum of net interest income (on an FTE basis) and noninterest income. A lower ratio is an indicator of increased efficiency.

The efficiency ratio of 66.8% for the first quarter of 2016 compared favorably to the efficiency ratio of 82.1% for the first quarter of 2015. The improved asset mix from the significant loan growth experienced last year added to the revenue stream, while cost reduction strategies lowered expenses.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Controller (Acting Principal Financial Officer) have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 22, 2014, the Company announced the approval by its Board of Directors of a stock repurchase program authorizing repurchase of up to 400,000 shares of the Company's common shares through the open market or in privately negotiated transactions. The Company announced on September 21, 2015 that its Board of Directors extended the program for another year. As of March 31, 2016, a total of 343,559 shares have been purchased since the beginning of this program, with the remaining 56,441 shares available for purchase through September 18, 2016 under the extended program (the “Stock Repurchase Program”).

The table below represents the number of shares repurchased by quarter since the Stock Repurchase Program’s inception on September 16, 2014 through March 31, 2016.

				Maximum
			Total number	number of
			of shares	shares that
	Total number of	Average price	purchased as	may yet be
	shares	paid per	part of publicly	purchased
Period	purchased	share	announced Plan	under the Plan
September 16, 2014 to
September 30, 2014	-	$-	-	400,000
October 1, 2014 to
December 31, 2014	11,500	$22.75	11,500	388,500
January 1, 2015 to
March 31, 2015	805	$22.50	12,305	387,695
April 1, 2015 to
June 30, 2015	252,907	$22.90	265,212	134,788
July 1, 2015 to
September 30, 2015	-	$-	265,212	134,788
October 1, 2015 to
December 31, 2015	23,285	$22.90	288,497	111,503
1st quarter 2016 (by month):
January 1-31, 2016	-	$-	288,497	111,503
February 1-29, 2016	55,062	$22.90	343,559	56,441
March 1-31, 2016	-	$-	343,559	56,441
Total January 1, 2016
to March 31, 2016	55,062	$22.90	343,559	56,441
Total	343,559	$22.89	343,559	56,441

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

(a) Required 8-K disclosures.

None

(b) Changes in procedures for director nominations by security holders.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
2.0	Reorganization Agreement and Plan of Share Exchange, dated as of March 6, 2013, between Virginia National Bank and Virginia National Bankshares Corporation [a]

3.1	Articles of Incorporation of Virginia National Bankshares Corporation, as amended and restated [b]

3.2	Bylaws of Virginia National Bankshares Corporation [c]

10.1	Virginia National Bank 2003 Stock Incentive Plan [d]

10.2	Virginia National Bank Amended and Restated 2005 Stock Incentive Plan [e]

10.3	Virginia National Bankshares Corporation 2014 Stock Incentive Plan [f]

31.1	302 Certification of Principal Executive Officer

31.2	302 Certification of Acting Principal Financial Officer

32.1	906 Certification

101.0	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Income for the three months ended March 31, 2016 and March 31, 2015, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and March 31, 2015, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2016 and March 31, 2015, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and March 31, 2015 and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

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

VIRGINIA NATIONAL BANKSHARES CORPORATION
(Registrant)

By:	/s/ Glenn W. Rust
Glenn W. Rust
President and Chief Executive Officer
Date:	May 16, 2016

By:	/s/ Vicki T. Miller
Vicki T. Miller
Senior Vice President and Controller

Date:	May 16, 2016