Form 10-Q
period 2016-06-30
Virginia National Bankshares Corp
filed 2016-08-15
CIK 1572334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

___________

FORM 10-Q
___________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       ☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 10, 2016:

Class of Stock	Shares Outstanding
Common Stock, Par Value $2.50	2,368,777

VIRGINIA NATIONAL BANKSHARES CORPORATION

FORM 10-Q

TABLE OF CONTENTS

Part I. Financial Information
Item 1	Financial Statements
	Consolidated Balance Sheets (unaudited)	Page 3
	Consolidated Statements of Income (unaudited)	Page 4
	Consolidated Statements of Comprehensive Income (unaudited)	Page 5
	Consolidated Statements of Changes in Shareholders’ Equity (unaudited)	Page 6
	Consolidated Statements of Cash Flows (unaudited)	Page 7
	Notes to Consolidated Financial Statements (unaudited)	Page 8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 31
	Application of Critical Accounting Policies and Estimates	Page 31
	Financial Condition	Page 32
	Results of Operations	Page 37

Item 3	Quantitative and Qualitative Disclosures About Market Risk	Page 41

Item 4	Controls and Procedures	Page 41

Part II. Other Information
Item 1	Legal Proceedings	Page 42
Item 1A	Risk Factors	Page 42
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	Page 42
Item 3	Defaults Upon Senior Securities	Page 42
Item 4	Mine Safety Disclosures	Page 43
Item 5	Other Information	Page 43
Item 6	Exhibits	Page 43

Signatures		Page 44

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	June 30, 2016	December 31, 2015 *
ASSETS	(UNAUDITED)
Cash and due from banks	$11,732	$14,200
Federal funds sold	13,382	29,327
Securities:
Available for sale, at fair value	69,545	74,801
Restricted securities, at cost	1,708	1,681
Total securities	71,253	76,482
Loans	424,593	423,664
Allowance for loan losses	(3,186)	(3,567)
Loans, net	421,407	420,097
Premises and equipment, net	8,294	8,668
Bank owned life insurance	13,696	13,476
Goodwill	372	-
Other intangible assets, net	731	-
Accrued interest receivable and other assets	4,811	5,241
Total assets	$545,678	$567,491
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Demand deposits:
Noninterest-bearing	$168,402	$184,574
Interest-bearing	87,147	90,100
Money market deposit accounts	102,474	103,175
Certificates of deposit and other time deposits	112,397	108,618
Total deposits	470,420	486,467
Securities sold under agreements to repurchase	15,719	23,156
Accrued interest payable and other liabilities	1,478	1,571
Total liabilities	487,617	511,194

Shareholders’ equity:
Preferred stock, $2.50 par value, 2,000,000
shares authorized, no shares outstanding	-	-
Common stock, $2.50 par value, 10,000,000
shares authorized; 2,360,007 and 2,412,589
issued and outstanding at June 30, 2016
and December 31, 2015, respectively	5,900	6,031
Capital surplus	21,140	22,214
Retained earnings	30,493	28,170
Accumulated other comprehensive income (loss)	528	(118)
Total shareholders’ equity	58,061	56,297
Total liabilities and shareholders’ equity	$545,678	$567,491

*Derived from audited Consolidated Financial Statements

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest and dividend income:
Loans, including fees	$4,294	$3,529	$8,627	$6,791
Federal funds sold	25	6	56	29
Investment securities:
Taxable	245	550	525	1,132
Tax exempt	80	109	164	225
Dividends	23	20	44	41
Other	-	6	4	13
Total interest and dividend income	4,667	4,220	9,420	8,231

Interest expense:
Demand and savings deposits	68	58	135	115
Certificates and other time deposits	157	171	317	338
Federal funds purchased and securities sold
under agreements to repurchase	12	13	24	25
Total interest expense	237	242	476	478
Net interest income	4,430	3,978	8,944	7,753
Provision for (recovery of) loan losses	(275)	-	(395)	317
Net interest income after provision
for (recovery of) loan losses	4,705	3,978	9,339	7,436

Noninterest income:
Trust income	398	445	786	894
Brokerage and insurance income	94	8	181	24
Royalty income	9	36	9	81
Customer service fees	227	233	446	467
Debit/credit card and ATM fees	232	219	430	399
Earnings/increase in value of bank owned
life insurance	111	110	220	218
Fees on mortgage sales	67	57	115	94
Gains on sales of securities	-	24	8	46
Losses on sales of other assets	(2)	-	(27)	-
Other	114	123	206	216
Total noninterest income	1,250	1,255	2,374	2,439

Noninterest expense:
Salaries and employee benefits	1,847	2,215	3,765	4,531
Net occupancy	472	483	948	979
Equipment	132	136	267	266
Other	1,308	1,341	2,576	2,517
Total noninterest expense	3,759	4,175	7,556	8,293

Income before income taxes	2,196	1,058	4,157	1,582
Provision for income taxes	686	291	1,292	400
Net income	$1,510	$767	$2,865	$1,182
Net income per common share, basic	$0.64	$0.30	$1.21	$0.45
Net income per common share, diluted	$0.63	$0.30	$1.20	$0.45

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income	$1,510	$767	$2,865	$1,182

Other comprehensive income (loss)
Unrealized gain (loss) on securities,
net of tax of $130 and $335
for the three and six months
ended June 30, 2016; and net
of tax of ($576) and ($196)
for the three and six months
ended June 30, 2015	252	(1,117)	651	(379)
Reclassification adjustment
net of tax of ($0) and ($3)
for the three and six months
ended June 30, 2016; and net
of tax of ($8) and ($15) for the
three and six months ended
June 30, 2015	-	(16)	(5)	(31)
Total other comprehensive income (loss)	252	(1,133)	646	(410)
Total comprehensive income (loss)	$1,762	$(366)	$3,511	$772

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(dollars in thousands, except per share data)
(unaudited)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2014	$6,721	$27,889	$25,978	$44	$60,632
Stock options exercised	3	20	-	-	23
Stock purchased under stock
repurchase plan	(634)	(5,174)	-	-	(5,808)
Stock option expense	-	15	-	-	15
Cash dividend declared
($0.175 per share)	-	-	(444)	-	(444)
Net income	-	-	1,182	-	1,182
Other comprehensive loss	-	-	-	(410)	(410)
Balance, June 30, 2015	$6,090	$22,750	$26,716	$(366)	$55,190

Balance, December 31, 2015	$6,031	$22,214	$28,170	$(118)	$56,297
Stock options exercised	6	35	-	-	41
Stock purchased under stock
repurchase plan	(137)	(1,123)	-	-	(1,260)
Stock option expense	-	14	-	-	14
Cash dividend declared
($0.23 per share)	-	-	(542)	-	(542)
Net income	-	-	2,865	-	2,865
Other comprehensive income	-	-	-	646	646
Balance, June 30, 2016	$5,900	$21,140	$30,493	$528	$58,061

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the six months ended
	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,865	$1,182
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	(395)	317
Net amortization and accretion of securities	224	392
Realized gains on sales and calls of securities	(8)	(46)
Net losses on sales of assets	27	-
Earnings on bank owned life insurance	(220)	(218)
Amortization of intangible assets	42	-
Depreciation and other amortization	582	590
Stock option/stock grant expense	14	15
Decrease in accrued interest receivable and other assets	98	604
Decrease in accrued interest payable and other liabilities	(604)	(370)
Net cash provided by operating activities	2,625	2,466

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(9,481)	(26,770)
Net increase in restricted investments	(27)	(21)
Proceeds from maturities, calls and principal payments of
available for sale securities	13,470	31,074
Proceeds from sales of available for sale securities	2,030	16,387
Proceeds from sales of other real estate owned	-	445
Net increase in organic loans	(6,029)	(31,392)
Net decrease (increase) in purchased loans	5,114	(22,466)
Cash payment for wealth management book of business	(700)	-
Purchase of bank premises and equipment	(235)	(263)
Net cash provided by (used in) investing activities	4,142	(33,006)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand deposits, NOW accounts,
and money market accounts	(19,826)	(640)
Net increase in certificates of deposit and other time deposits	3,779	1,718
Net decrease in securities sold under agreements to repurchase	(7,437)	(1,887)
Common stock repurchased	(1,260)	(5,808)
Proceeds from stock options exercised	41	23
Cash dividends	(477)	(444)
Net cash used in financing activities	(25,180)	(7,038)
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(18,413)	$(37,578)

CASH AND CASH EQUIVALENTS:
Beginning of period	$43,527	$54,107
End of period	$25,114	$16,529

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$477	$479
Taxes	$1,354	$439

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain (loss) on available for sale securities	$978	$(575)

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2016

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

The preparation of financial statements in conformity with GAAP and the reporting guidelines prescribed by regulatory authorities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, deferred tax assets and other real estate owned. Operating results for the three-month and six-month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

During June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For public companies that are not SEC filers, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements.

Note 2. Securities

The amortized cost and fair values of securities available for sale as of June 30, 2016 and December 31, 2015 were as follows (dollars in thousands):

June 30, 2016	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$11,250	$147	$(6)	$11,391
Corporate bonds	6,020	89	-	6,109
Mortgage-backed securities/CMOs	33,369	212	(78)	33,503
Municipal bonds	18,106	438	(2)	18,542
	$68,745	$886	$(86)	$69,545

December 31, 2015	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$11,260	$137	$(19)	$11,378
Corporate bonds	6,027	-	(63)	5,964
Mortgage-backed securities/CMOs	37,077	60	(450)	36,687
Municipal bonds	20,615	250	(93)	20,772
	$74,979	$447	$(625)	$74,801

As of June 30, 2016, there were $13.3 million, or 14 issues of individual securities, in a loss position. These securities have an unrealized loss of $86 thousand and consisted of 2 agency bonds, 11 mortgage-backed/CMOs, and 1 municipal bond. The following table summarizes all securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, at June 30, 2016 and December 31, 2015 (dollars in thousands):

June 30, 2016	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$1,993	$(4)	$998	$(2)	$2,991	$(6)
Mortgage-backed/CMOs	-	-	9,486	(78)	9,486	(78)
Municipal bonds	791	(2)	-	-	791	(2)
	$2,784	$(6)	$10,484	$(80)	$13,268	$(86)

December 31, 2015	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$-	$-	$980	$(19)	$980	$(19)
Corporate bonds	5,964	(63)	-	-	5,964	(63)
Mortgage-backed/CMOs	21,003	(212)	9,504	(238)	30,507	(450)
Municipal bonds	2,788	(31)	1,908	(62)	4,696	(93)
	$29,755	$(306)	$12,392	$(319)	$42,147	$(625)

The Company’s securities portfolio is primarily made up of fixed rate bonds, whose prices move inversely with interest rates. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality. Accordingly, as of June 30, 2016, management believes the impairments detailed in the table above are temporary, and no impairment loss has been realized in the Company’s consolidated income statement.

An “other-than-temporary impairment” (“OTTI”) is considered to exist if any of the following conditions are met: it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or the Company does not expect to recover the security’s entire amortized cost basis (even if the Company does not intend to sell). In the event that a security would suffer impairment for a reason that was “other than temporary,” the Company would be expected to write down the security’s value to its new fair value, and the amount of the write down would be included in earnings as a realized loss. As of June 30, 2016, management has concluded that none of its investment securities have an OTTI based upon the information available at this time. Additionally, management has the ability to hold any security with an unrealized loss until maturity or until such time as the value of the security has recovered from its unrealized loss position.

Securities having carrying values of $37.7 million at June 30, 2016 were pledged as collateral to secure public deposits and securities sold under agreements to repurchase. At December 31, 2015, securities having carrying values of $42.2 million were similarly pledged.

For the six months ended June 30, 2016, proceeds from the sales of securities amounted to $2.0 million, and realized gains on these securities were $8 thousand. For the six months ended June 30, 2015, proceeds from the sales of securities amounted to $16.4 million, with realized gains on these securities of $42 thousand, and an additional $4.4 million in calls of securities accounted for the additional $4 thousand in realized gains.

Restricted securities are securities with limited marketability and consist of stock in the Federal Reserve Bank of Richmond (“FRB”), the Federal Home Loan Bank of Atlanta (“FHLB”), and CBB Financial Corporation (“CBBFC”), the holding company for Community Bankers Bank. These restricted securities, totaling $1.7 million as of June 30, 2016 and December 31, 2015, are carried at cost.

Note 3. Loans

The composition of the loan portfolio by loan classification at June 30, 2016 and December 31, 2015 appears below (dollars in thousands).

	June 30,	December 31,
	2016	2015
Commercial
Commercial and industrial - organic	$43,644	$47,215
Commercial and industrial - syndicated	19,994	23,653
Total commercial and industrial	63,638	70,868
Real estate construction and land
Residential construction	2,935	2,178
Commercial construction	6,078	6,214
Land and land development	9,531	10,519
Total construction and land	18,544	18,911
Real estate mortgages
1-4 family residential, first lien, investment	35,678	31,128
1-4 family residential, first lien, owner occupied	18,396	20,883
1-4 family residential, junior lien	3,329	3,770
Home equity lines of credit, first lien	9,545	11,930
Home equity lines of credit, junior lien	15,703	15,670
Farm	7,953	7,762
Multifamily	17,895	20,209
Commercial owner occupied	75,786	66,244
Commercial non-owner occupied	94,870	91,805
Total real estate mortgage	279,155	269,401
Consumer
Consumer revolving credit	17,020	17,174
Consumer all other credit	12,036	11,655
Student loans purchased	34,200	35,655
Total consumer	63,256	64,484
Total loans	424,593	423,664
Less: Allowance for loan losses	(3,186)	(3,567)
Net loans	$421,407	$420,097

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

Following is a breakdown by class of the loans classified as impaired loans as of June 30, 2016 and December 31, 2015. These loans are reported at their recorded investment, which is the carrying amount of the loan as reflected on the Company’s balance sheet, net of charge-offs and other amounts applied to reduce the net book balance. Average recorded investment in impaired loans is computed using an average of month-end balances for these loans for either the six months ended June 30, 2016 or the twelve months ended December 31, 2015. Interest income recognized is for the six months ended June 30, 2016 or the twelve months ended December 31, 2015. (Dollars below reported in thousands.)

June 30, 2016		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Land and land development	$55	$102	$-	$57	$-
1-4 family residential mortgages, first lien, owner occupied	124	152	-	127	-
1-4 family residential mortgages, junior lien	360	360		363	8
Commercial non-owner occupied real estate	1,039	1,039	-	1,048	23
Student loans purchased	713	713	-	119	22
Impaired loans with a valuation allowance	-	-	-	-	-
Total impaired loans	$2,291	$2,366	$-	$1,714	$53

December 31, 2015		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Commercial and industrial - organic	$-	$-	$-	$4	$-
Land and land development	59	103	-	64	-
1-4 family residential mortgage, first lien, owner occupied	132	157	-	200	2
1-4 family residential mortgage, junior lien	367	367		485	21
Commercial non-owner occupied real estate	1,061	1,061	-	1,080	47
Impaired loans with a valuation allowance	-	-	-	-	-
Total impaired loans	$1,619	$1,688	$-	$1,833	$70

Included in the impaired loans above are non-accrual loans. Generally, loans are placed on non-accrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other non-accrual loans is recognized only to the extent of interest payments received. Non-accrual loans are shown below by class (dollars in thousands):

	June 30, 2016	December 31, 2015
Land and land development	$55	$59
1-4 family residential mortgage, first lien, owner occupied	124	132
Total nonaccrual loans	$179	$191

Additionally, Troubled Debt Restructurings (“TDRs”) are considered impaired loans. TDRs occur when the Company agrees to modify the original terms of a loan by granting a concession that it would not otherwise consider due to the deterioration in the financial condition of the borrower. These concessions are done in an attempt to improve the paying capacity of the borrower, and in some cases to avoid foreclosure, and are made with the intent to restore the loan to a performing status once sufficient payment history can be demonstrated. These concessions could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions.

Based on newly issued regulatory guidance on Student Lending, the Company classified 38 of its student loans purchased as TDRs for a total of $713 thousand during the quarter ended June 30, 2016. These borrowers that should have been in repayment have requested and been granted payment extensions or reductions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered restructurings. Student loan borrowers are allowed in-school deferments, plus an automatic six month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance. As all student loans purchased are fully insured, the Company does not expect to experience a loss on these loans and interest continues to accrue on these TDRs during any deferment and forbearance periods.

A summary of loans that were modified under the terms of a TDR during the three and six months ended June 30, 2016 and 2015 is shown below by class (dollars in thousands). The Post-Modification Recorded Balance reflects the period end balances, inclusive of all partial principal pay downs and principal charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

	For three months ended			For three months ended
	June 30, 2016			June 30, 2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Balance	Balance	of Loans	Balance	Balance
Loans modified at below market rates
Student loans purchased	38	$713	$713	0	$-	$-
Total loans modified during the period	38	$713	$713	0	$-	$-

	For six months ended			For six months ended
	June 30, 2016			June 30, 2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Balance	Balance	of Loans	Balance	Balance
Loans modified at below market rates
Student loans purchased	38	$713	$713	0	$-	$-
Total loans modified during the period	38	$713	$713	0	$-	$-

The following provides a summary, by class, of TDRs that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and TDRs that have been placed in non-accrual status, which are considered to be nonperforming (dollars in thousands).

Troubled debt restructuring (TDRs)	June 30, 2016		December 31, 2015
	No. of	Recorded	No. of	Recorded
	Loans	Investment	Loans	Investment
Performing TDRs
1-4 family residential mortgages, junior lien	2	$360	2	$367
Commercial non-owner occupied real estate	1	1,039	1	1,061
Student loans purchased	38	713	-	-
Total performing TDRs	41	$2,112	3	$1,428

Nonperforming TDRs
Land and land development	1	$32	1	$34
Total TDRs	42	$2,144	4	$1,462

There were no loans modified as TDRs that subsequently defaulted during the six months ended June 30, 2016 and 2015 that were modified as TDRs during the twelve months prior to default.

There were no loans secured by 1-4 family residential property that were in the process of foreclosure at either June 30, 2016 or December 31, 2015.

Note 4. Allowance for Loan Losses

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s quarterly evaluation of the collectability of the loan portfolio, credit concentrations, historical loss experience, specific impaired loans, and economic conditions. To determine the total allowance for loan losses, the Company estimates the reserves needed for each segment of the portfolio, including loans analyzed individually and loans analyzed on a pooled basis. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows.

For purposes of determining the allowance for loan losses, the Company has segmented certain loans in the portfolio by product type. Within these segments, the Company has sub-segmented its portfolio by classes within the segments, based on the associated risks within these classes. As explained below, beginning with the quarter ended June 30, 2016, the classes have been expanded for more granularity in determining risks and losses inherent in the loan portfolio.

Loan Classes by Segments

Commercial loan segment:
Commercial and industrial - organic
Commercial and industrial - syndicated

Real estate construction and land loan segment:
Residential construction
Commercial construction
Land and land development

Real estate mortgage loan segment:
1-4 family residential, first lien, investment
1-4 family residential, first lien, owner occupied
1-4 family residential, junior lien
Home equity lines of credit, first lien
Home equity lines of credit, junior lien
Farm
Multifamily
Commercial owner occupied
Commercial non-owner occupied

Consumer loan segment:
Consumer revolving credit
Consumer all other credit
Student loans purchased

Beginning with the quarter ended June 30, 2016, management enhanced its methodology for determining the quantitative risk assigned to unimpaired loans in order to capture historical loss information at the loan level, track loss migration through risk grade deterioration, and increase efficiencies related to performing the calculations. Prior to June 30, 2016, under the Bank’s allowance model, each loan class was assigned a quantitative loss factor that was primarily based on a rolling twelve-quarter look-back at historical losses for that class. As of June 30, 2016, the quantitative risk factor for each loan class primarily utilizes a migration analysis loss method based on loss history for the prior twelve quarters.

The migration analysis loss method is used for all loan classes except for the following:

●

Student loans purchased are fully insured for loss by a surety bond that the Company purchased at the same time that each package of loans was acquired in 2015, and the Company has not experienced any losses in this class to date. In addition to the insurance, the Company holds a deposit reserve account to offset any losses resulting from the breach of any representations or warranties by the seller. Qualitative factors are applied and the calculated reserve is net of any deposit reserve accounts.

●

Commercial and industrial syndicated loans do not have an established loss history as the Company only began purchasing these loans late in 2014. Therefore, the S&P Credit Rating and Recovery Rating on the credit facilities are utilized to calculate a three-year weighted average historical default rate until the Company has enough history with these syndicated loans.

Under the historical loss method, quarterly loss rates are calculated for each class by dividing the cumulative gross charge-offs for the past twelve quarters by the average balance for the past twelve quarters. Under the migration analysis method, average loss rates are calculated at the risk grade and class levels by dividing the twelve-quarter average net charge-off amount by the twelve-quarter average balance. Qualitative factors are combined with these quantitative factors to arrive at the overall general allowances.

In addition to the movement to the migration analysis method, the following other changes were implemented for the quarter ended June 30, 2016:

●	The number of classes increased from twelve to seventeen to provide greater loan level detail.
●	Previously the risk rating “Watch” was included in the “Pass” pool. The “Watch” risk rating was separated to account for the higher level of risk associated with this risk rating.
●

A minimum qualitative loss factor has been applied to the “Good” risk ratings in an abundance of caution. Previously a loan loss reserve had not been applied to loans risk rated “Good”; however, management deemed a nominal reserve as prudent.

The following table represents the effect of the changes in methodology from that used in prior periods on the provision for (recovery of) loan losses through the six months ended June 30, 2016 (dollars in thousands):

		Provision
	Provision	(Recovery)
	(Recovery)	Based on
	Based on New	Prior
	Methodology	Methodology	Difference
Commercial loans	$(295)	$(106)	$(189)
Real estate construction and land	(4)	-	(4)
Real estate mortgages	(275)	(41)	(234)
Consumer loans	179	42	137
Total provision for (recovery of) loan losses	$(395)	$(105)	$(290)

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

Risk Ratings and Historical Loss Factor Assigned

Excellent

0% historical loss factor applied, as these loans are secured by cash and represent a minimal risk. The Company has never experienced a loss within this category.

Good

0% historical loss factor applied, as these loans represent a low risk and are secured by marketable collateral within margin. The Company has never experienced a loss within this category.

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

Watch

These loans have an acceptable risk but require more attention than normal servicing. Historical loss factor for loans rated “Watch” is applied to current balances of like-rated loans pooled by class.

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

The following represents the loan portfolio designated by the internal risk ratings assigned to each credit as of June 30, 2016 and December 31, 2015 (dollars in thousands). There were no loans rated “Doubtful” as of either period.

					Special	Sub-
June 30, 2016	Excellent	Good	Pass	Watch	Mention	standard	TOTAL
Commercial
Commercial and industrial - organic	$1,103	$25,246	$16,863	$28	$234	$170	$43,644
Commercial and industrial - syndicated	-	-	17,046	-	-	2,948	19,994
Real estate construction
Residential construction	-	-	2,935	-	-	-	2,935
Commercial construction	-	-	6,078	-	-	-	6,078
Land and land development	-	-	8,422	6	495	608	9,531
Real estate mortgages
1-4 family residential, first lien, investment	-	-	33,343	1,860	231	244	35,678
1-4 family residential, first lien, owner occupied	-	-	16,951	330	-	1,115	18,396
1-4 family residential, junior lien	-	-	2,652	337	195	145	3,329
Home equity lines of credit, first lien	-	-	9,506	39	-	-	9,545
Home equity lines of credit, junior lien	-	-	15,592	-	-	111	15,703
Farm	-	-	7,953	-	-	-	7,953
Multifamily	-	-	17,895	-	-	-	17,895
Commercial owner occupied	-	-	74,742	1,044	-	-	75,786
Commercial non-owner occupied	-	-	92,734	1,039	-	1,097	94,870
Consumer
Consumer revolving credit	71	16,335	609	-	-	5	17,020
Consumer all other credit	205	10,411	1,381	1	-	38	12,036
Student loans purchased	-	-	33,487	713	-	-	34,200
Total Loans	$1,379	$51,992	$358,189	$5,397	$1,155	$6,481	$424,593

					Special	Sub-
December 31, 2015	Excellent	Good	Pass	Watch	Mention	standard	TOTAL
Commercial
Commercial and industrial - organic	$1,238	$30,221	$15,599	$101	$25	$31	$47,215
Commercial and industrial - syndicated	-	-	20,691	-	-	2,962	23,653
Real estate construction
Residential construction	-	-	2,178	-	-	-	2,178
Commercial construction	-	-	6,214	-	-	-	6,214
Land and land development	-	-	9,369	8	515	627	10,519
Real estate mortgages
1-4 family residential, first lien, investment	-	-	28,832	1,885	232	179	31,128
1-4 family residential, first lien, owner occupied	-	1,500	18,796	335	-	252	20,883
1-4 family residential, junior lien	-	-	3,060	130	418	162	3,770
Home equity lines of credit, first lien	-	-	11,890	40	-	-	11,930
Home equity lines of credit, junior lien	-	-	15,588	-	-	82	15,670
Farm	-	-	7,762	-	-	-	7,762
Multifamily	-	-	20,209	-	-	-	20,209
Commercial owner occupied	-	-	61,803	3,694	-	747	66,244
Commercial non-owner occupied	-	-	89,619	-	1,061	1,125	91,805
Consumer
Consumer revolving credit	104	16,524	540	-	-	6	17,174
Consumer all other credit	232	10,063	1,317	2	-	41	11,655
Student loans purchased	-	-	35,655	-	-	-	35,655
Total Loans	$1,574	$58,308	$349,122	$6,195	$2,251	$6,214	$423,664

In addition, the adequacy of the Company’s allowance for loan losses is evaluated through reference to eight qualitative factors, listed below and ranked in order of importance:

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
5)	The existence and effect of any concentrations of credit and changes in the level of such concentrations
6)	Changes in lending policies and procedures, including underwriting standards
7)	Changes in the experience, ability and depth of lending management and staff
8)	Changes in the level of policy exceptions

It has been the Company’s experience that the first five factors drive losses to a much greater extent than the last three factors; therefore, the first five factors are weighted more heavily. Qualitative factors are not assessed against loans rated “Excellent” since these are fully collateralized by cash. Beginning in the second quarter of 2016, a nominal qualitative factor has been assigned to loans rated “Good,” as discussed above.

For each segment and class of loans, management must exercise significant judgment to determine the estimation method that fits the credit risk characteristics of its various segments. Although this evaluation is inherently subjective, qualified management utilizes its significant knowledge and experience related to both the market and history of the Company’s loan losses.

Impaired loans are individually evaluated and, if deemed appropriate, a specific allocation is made for these loans. In reviewing the loans classified as impaired loans totaling $2.3 million at June 30, 2016, there was no specific valuation allowance on any of these loans after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the borrower.

A summary of the transactions in the Allowance for Loan Losses by loan portfolio segment for the six months ended June 30, 2016 and the year ended December 31, 2015 appears below (dollars in thousands):

As of and for the period ended June 30, 2016

		Real Estate
	Commercial	Construction	Real Estate	Consumer
	Loans	and Land	Mortgages	Loans	Total
Allowance for Loan Losses:
Balance as of January 1, 2016	$797	$159	$2,592	$19	$3,567
Charge-offs	-	-	(12)	-	(12)
Recoveries	20	-	2	4	26
Provision for (recovery of) loan losses	(295)	(4)	(275)	179	(395)
Ending Balance	$522	$155	$2,307	$202	$3,186

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	522	155	2,307	202	3,186

Loans:
Individually evaluated for impairment	$-	$55	$1,523	$713	$2,291
Collectively evaluated for impairment	63,638	18,489	277,632	62,543	422,302
Ending Balance	$63,638	$18,544	$279,155	$63,256	$424,593

As of and for the year ended December 31, 2015

		Real Estate
	Commercial	Construction	Real Estate	Consumer
	Loans	and Land	Mortgages	Loans	Total
Allowance for Loan Losses:
Balance as of January 1, 2015	$674	$102	$2,360	$28	$3,164
Charge-offs	(126)	-	(12)	(3)	(141)
Recoveries	35	-	46	-	81
Provision for (recovery of) loan losses	214	57	198	(6)	463
Ending Balance	$797	$159	$2,592	$19	$3,567

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	797	159	2,592	19	3,567

Loans:
Individually evaluated for impairment	$-	$59	$1,560	$-	$1,619
Collectively evaluated for impairment	70,868	18,852	267,841	64,484	422,045
Ending Balance	$70,868	$18,911	$269,401	$64,484	$423,664

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

The following tables show the aging of past due loans as of June 30, 2016 and December 31, 2015. Also included are loans that are 90 or more days past due but still accruing, because they are well secured and in the process of collection. (Dollars below reported in thousands.)

Past Due Aging as of							90 Days
June 30, 2016	30-59	60-89	90 Days or				Past Due
	Days Past	Days Past	More Past	Total Past		Total	and Still
	Due	Due	Due	Due	Current	Loans	Accruing
Commercial loans
Commercial and industrial - organic	$-	$6	$-	$6	$43,638	$43,644	$-
Commercial and industrial - syndicated	-	-	-	-	19,994	19,994	-
Real estate construction and land
Residential construction	-	-	-	-	2,935	2,935	-
Commercial construction	-	-	-	-	6,078	6,078	-
Other construction and land	24	-	-	24	9,507	9,531	-
Real estate mortgages
1-4 family residential, first lien, investment	-	-	-	-	35,678	35,678	-
1-4 family residential, first lien, owner occupied	-	21	-	21	18,375	18,396	-
1-4 family residential, junior lien	-	-	-	-	3,329	3,329	-
Home equity lines of credit, first lien	-	-	-	-	9,545	9,545	-
Home equity lines of credit, junior lien	-	-	-	-	15,703	15,703	-
Farm	-	-	-	-	7,953	7,953	-
Multifamily	-	-	-	-	17,895	17,895	-
Commercial owner occupied	-	-	-	-	75,786	75,786	-
Commercial non-owner occupied	-	-	-	-	94,870	94,870	-
Consumer loans
Consumer revolving credit	-	-	-	-	17,020	17,020	-
Consumer all other credit	-	1	-	1	12,035	12,036	-
Student loans purchased	260	88	206	554	33,646	34,200	206
Total Loans	$284	$116	$206	$606	$423,987	$424,593	$206

Past Due Aging as of							90 Days
December 31, 2015	30-59	60-89	90 Days or				Past Due
	Days Past	Days Past	More Past	Total Past		Total	and Still
	Due	Due	Due	Due	Current	Loans	Accruing
Commercial loans
Commercial and industrial - organic	$211	$40	$-	$251	$46,964	$47,215	$-
Commercial and industrial - syndicated	-	-	-	-	23,653	23,653	-
Real estate construction and land
Residential construction	-	-	-	-	2,178	2,178	-
Commercial construction	-	-	-	-	6,214	6,214	-
Other construction and land	7	-	-	7	10,512	10,519	-
Real estate mortgages
1-4 family residential, first lien, investment	-	-	-	-	31,128	31,128	-
1-4 family residential, first lien, owner occupied	93	-	-	93	20,790	20,883	-
1-4 family residential, junior lien	63	36	-	99	3,671	3,770	-
Home equity lines of credit, first lien	-	-	-	-	11,930	11,930	-
Home equity lines of credit, junior lien	-	-	-	-	15,670	15,670	-
Farm	-	-	-	-	7,762	7,762	-
Multifamily	-	-	-	-	20,209	20,209	-
Commercial owner occupied	-	-	-	-	66,244	66,244	-
Commercial non-owner occupied	-	-	-	-	91,805	91,805	-
Consumer loans
Consumer revolving credit	-	-	-	-	17,174	17,174	-
Consumer all other credit	58	1	-	59	11,596	11,655	-
Student loans purchased	813	1	-	814	34,841	35,655	-
Total Loans	$1,245	$78	$-	$1,323	$422,341	$423,664	$-

Note 5. Intangible Assets

On February 1, 2016 (the “Effective Date”), VNB Wealth purchased the book of business, including interest in the client relationships, (“Purchased Relationships”), from a current officer (the “Seller”) of VNB Wealth pursuant to an employment and asset purchase agreement (the “Purchase Agreement”). Prior to becoming an employee of VNB Wealth and until the Effective Date of the sale, the Seller provided services to these Purchased Relationships as a sole proprietor. As of January 15, 2016, the fair value of the assets under management associated with the Purchased Relationships totaled $31.5 million. Under the terms of the Purchase Agreement, the Company will receive all future revenue for brokerage, investment management, advisory, insurance, consulting, trust and related services performed for the Purchased Relationships.

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

			Estimated
		% of Total	Economic Useful
	Fair Value	Intangible Assets	Life
Identified Intangible Assets
Non-Compete Agreement	$103	9.0%	3 years
Customer Relationships Intangible	670	58.5%	10 years
Total Identified Intangible Assets	$773	67.5%

Goodwill	$372	32.5%	Indefinite
Total Intangible Assets	$1,145	100.0%

Through the six months ended June 30, 2016, the Company recognized $42 thousand in amortization expense from these identified intangible assets with a finite life. The net carrying value of $731 thousand will be recognized as amortization expense in future reporting periods through 2026. The following shows the gross and net balance of these intangible assets as of June 30, 2016. (Dollars below reported in thousands.)

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Identified Intangible Assets
Non-Compete Agreement	$103	$14	$89
Customer Relationships Intangible	670	28	$642
Total Identified Intangible Assets	$773	$42	$731

As of June 30, 2016, the Company carried a contingent liability of $445 thousand, representing the net of the fair value of the purchase price, less the initial payment made on the Effective Date to the Seller. The remaining four annual payments as delineated in the Purchase Agreement will be paid from this liability.

Note 6. Net Income Per Share and Stock Repurchase Program

On September 22, 2014, the Company announced the approval by its Board of Directors of a stock repurchase program authorizing repurchase of up to 400,000 shares of the Company’s common shares through September 18, 2015. The Company announced on September 21, 2015 that its Board of Directors extended the program for another year. A total of 343,559 shares at a weighted average price of $22.89 per share have been repurchased since the beginning of the program, with the remaining 56,441 shares available for purchase through September 18, 2016 under the extended program.

The following shows the weighted average number of shares used in computing net income per common share and the effect on the weighted average number of shares of diluted potential common stock for the three and six months ended June 30, 2016 and 2015. Potential dilutive common stock equivalents have no effect on net income available to common shareholders. (Dollars below reported in thousands except per share data.)

Three Months Ended	June 30, 2016			June 30, 2015
		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic net income per share	$1,510	2,359,101	$0.64	$767	2,577,424	$0.30
Effect of dilutive stock options	-	15,139	-	-	9,357	-
Diluted net income per share	$1,510	2,374,240	$0.63	$767	2,586,781	$0.30

Six Months Ended	June 30, 2016			June 30, 2015
		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic net income per share	$2,865	2,371,026	$1.21	$1,182	2,632,605	$0.45
Effect of dilutive stock options	-	14,635	-	-	9,510	-
Diluted net income per share	$2,865	2,385,661	$1.20	$1,182	2,642,115	$0.45

For the periods ended June 30, 2016 and June 30, 2015, option shares totaling 59,110 and 134,654, respectively, were considered anti-dilutive and were excluded from this calculation.

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

For all of the Company’s stock incentive plans (the “Plans”), the option price of incentive stock options will not be less than the fair value of the stock at the time an option is granted. Nonqualified stock options may be granted at prices established by the Board of Directors, including prices less than the fair value on the date of grant. Outstanding stock options generally expire in ten years from the grant date. Stock options generally vest by the fourth or fifth anniversary of the date of the grant.

A summary of the shares issued and available under each of the Plans is shown below as of June 30, 2016. Although the 2003 Plan and 2005 Plan have expired and no new grants will be issued under these plans, there were shares issued before the plans expired which are still outstanding as shown below.

	2003 Plan	2005 Plan	2014 Plan
Aggregate shares issuable	128,369	230,000	250,000
Options issued, net of forfeited
and expired options	(108,054)	(106,722)	-
Cancelled due to Plan expiration	(20,315)	(123,278)	-
Remaining available for grant	-	-	250,000

Grants issued and outstanding:
Total vested and unvested shares	28,984	102,829	-
Fully vested shares	28,984	99,079	-

Exercise price range	$15.65 to	$11.74 to	N/A
	$18.26	$36.74

The Company accounts for all of its stock incentive plans under recognition and measurement accounting principles which require that the compensation cost relating to stock-based payment transactions be recognized in the financial statements. Stock-based compensation arrangements include stock options and restricted stock. All stock-based payments to employees are required to be valued at fair value on the date of grant and expensed based on that fair value over the applicable vesting period. For the six months ended June 30, 2016 and 2015, the Company recognized $14 thousand and $15 thousand, respectively, in compensation expense for stock options. As of June 30, 2016, there was $22 thousand in unamortized compensation expense remaining to be recognized in future reporting periods through 2017.

Stock Options

Changes in the stock options outstanding related to all of the Plans are summarized as follows (dollars in thousands except per share data):

	June 30, 2016
		Weighted Average	Aggregate
	Number of Options	Exercise Price	Intrinsic Value
Outstanding at January 1, 2016	152,118	$25.36	$354
Exercised	(2,480)	$16.89
Expired	(17,825)	32.43	-
Outstanding at June 30, 2016	131,813	$24.56	$369

Options exercisable at June 30, 2016	128,063	$24.78	$341

The fair value of any grant is estimated at the grant date using the Black-Scholes pricing model. There were no stock option grants during the first six months of 2016 or during the twelve months ended December 31, 2015.

Summary information pertaining to options outstanding at June 30, 2016 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
	Number of	Average	Average	Number of	Average
	Options	Remaining	Exercise	Options	Exercise
Exercise Price	Outstanding	Contractual Life	Price	Exercisable	Price
$11.74 to 20.00	43,284	3.9 Years	$17.19	39,534	$17.20
$20.01 to 30.00	58,514	1.7 Years	24.83	58,514	24.83
$30.01 to 36.74	30,015	0.5 Years	34.67	30,015	34.67
Total	131,813	2.1 Years	$24.56	128,063	$24.78

Restricted Stock

There were no restricted stock grants outstanding throughout 2015 or as of June 30, 2016. No restricted stock grants were awarded during 2015 or the first six months of 2016.

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

The following tables present the balances measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	Fair Value Measurements at June 30, 2016 Using:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$11,391	$-	$11,391	$-
Corporate bonds	6,109	-	6,109	-
Mortgage-backed securities/CMOs	33,503	-	33,503	-
Municipal bonds	18,542	-	18,542	-
Total securities available for sale	$69,545	$-	$69,545	$-

	Fair Value Measurements at December 31, 2015 Using:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$11,378	$-	$11,378	$-
Corporate bonds	5,964	-	5,964	-
Mortgage-backed securities/CMOs	36,687	-	36,687	-
Municipal bonds	20,772	-	20,772	-
Total securities available for sale	$74,801	$-	$74,801	$-

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

Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. The Company had $2.3 million and $1.6 million in impaired loans as of June 30, 2016 and December 31, 2015, respectively. None of these impaired loans required a valuation allowance after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the customer.

Other Real Estate Owned

Other real estate owned (“OREO”) is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the Allowance for Loan Losses. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the Consolidated Statements of Income. As of June 30, 2016 and December 31, 2015, the Company had no OREO property.

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

The carrying values and estimated fair values of the Company’s financial instruments as of June 30, 2016 and December 31, 2015 are as follows (dollars in thousands):

		Fair Value Measurement at June 30, 2016 Using:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$25,114	$25,114	$-	$-	$25,114
Available for sale securities	69,545	-	69,545	-	69,545
Loans, net	421,407	-	-	419,881	419,881
Bank owned life insurance	13,696	-	13,696	-	13,696
Accrued interest receivable	1,428	-	299	1,129	1,428

Liabilities
Demand deposits and
interest-bearing transaction
and money market accounts	$358,023	$-	$358,023	$-	$358,023
Certificates of deposit	112,397	-	112,460	-	112,460
Securities sold under
agreements to repurchase	15,719	-	15,719	-	15,719
Accrued interest payable	105	-	105	-	105

		Fair Value Measurement at December 31, 2015 Using:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$43,527	$43,527	$-	$-	$43,527
Available for sale securities	74,801	-	74,801	-	74,801
Loans, net	420,097	-	-	418,774	418,774
Bank owned life insurance	13,476	-	13,476	-	13,476
Accrued interest receivable	1,611	-	369	1,242	1,611

Liabilities
Demand deposits and
interest-bearing transaction
and money market accounts	$377,849	$-	$377,849	$-	$377,849
Certificates of deposit	108,618	-	108,578	-	108,578
Securities sold under
agreements to repurchase	23,156	-	23,156	-	23,156
Accrued interest payable	106	-	106	-	106

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

Note 9. Other Comprehensive Income

A component of the Company’s other comprehensive income, in addition to net income from operations, is the recognition of the unrealized gains and losses on available for sale securities, net of income taxes. Reclassifications of realized gains and losses on available for sale securities are reported in the income statement as “Gains on sales of securities” with the corresponding income tax effect reflected as a component of income tax expense. Amounts reclassified out of accumulated other comprehensive income are presented below for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Available for sale securities
Realized gains on sales of securities	$-	$24	$8	$46
Tax effect	-	(8)	(3)	(15)
Realized gains, net of tax	$-	$16	$5	$31

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

A management fee for administrative and technology support services provided by the Bank is charged to VNB Wealth. For the six months ended June 30, 2016 and June 30, 2015, management fees of $50 thousand and $68 thousand, respectively, were charged to VNB Wealth and eliminated in consolidated totals. The VNB Wealth total assets as shown in the following tables represent the assets of VNB Wealth and should not be confused with client assets under management.

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

Segment information for the three and six months ended June 30, 2016 and 2015 is shown in the following tables (dollars in thousands):

Three months ended June 30, 2016	Bank	VNB Wealth	Consolidated
Net interest income	$4,419	$11	$4,430
Provision for (recovery of) loan losses	(275)	-	(275)
Noninterest income	744	506	1,250
Noninterest expense	3,170	589	3,759
Income (loss) before income taxes	2,268	(72)	2,196
Provision for (benefit of) income taxes	710	(24)	686
Net income (loss)	$1,558	$(48)	$1,510
Total assets	$536,061	$9,617	$545,678

Three months ended June 30, 2015	Bank	VNB Wealth	Consolidated
Net interest income	$3,971	$7	$3,978
Provision for loan losses	-	-	-
Noninterest income	774	481	1,255
Noninterest expense	3,413	762	4,175
Income (loss) before income taxes	1,332	(274)	1,058
Provision for (benefit of) income taxes	383	(92)	291
Net income (loss)	$949	$(182)	$767
Total assets	$520,442	$9,990	$530,432

Six months ended June 30, 2016	Bank	VNB Wealth	Consolidated
Net interest income	$8,921	$23	$8,944
Provision for (recovery of) loan losses	(395)	-	(395)
Noninterest income	1,422	952	2,374
Noninterest expense	6,353	1,203	7,556
Income (loss) before income taxes	4,385	(228)	4,157
Provision for (benefit of) income taxes	1,369	(77)	1,292
Net income (loss)	$3,016	$(151)	$2,865

Six months ended June 30, 2015	Bank	VNB Wealth	Consolidated
Net interest income	$7,740	$13	$7,753
Provision for loan losses	317	-	317
Noninterest income	1,464	975	2,439
Noninterest expense	6,795	1,498	8,293
Income (loss) before income taxes	2,092	(510)	1,582
Provision for (benefit of) income taxes	571	(171)	400
Net income (loss)	$1,521	$(339)	$1,182

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Virginia National Bankshares Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2015, included in the Company’s 2015 Form 10-K. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or any future period.

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

The Company considers accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain; and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the Company’s consolidated financial statements. The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of financial condition and results of operations.

As discussed earlier under “Allowance for Loan Losses” in Note 4 of the Notes to Consolidated Financial Statements, beginning with the second quarter of 2016, the Company made significant changes related to determining the allowance for loan losses. The Company’s movement from a historical loss rate methodology to the more complex loss migration analysis, which is a more robust method, will better equip the bank to comply with upcoming regulatory changes. Concurrent with the change in the methodology used, the loan portfolio was further segmented by loan classes and by risk ratings to provide greater loan level detail. For additional information regarding other critical accounting policies, refer to the Application of Critical Accounting Policies and Critical Accounting Estimates section under Item 7 in the 2015 Form 10-K. There have been no other significant changes in the Company’s application of critical accounting policies since December 31, 2015.

FINANCIAL CONDITION

Total assets

The total assets of the Company as of June 30, 2016 were $545.7 million. This is a $21.8 million decrease from the $567.5 million total assets reported at December 31, 2015 and a $15.3 million increase from the $530.4 million reported at June 30, 2015. Demand deposits and repurchase agreement sweep balances declined $16.2 million and $7.4 million, respectively, accounting for the majority of the decrease in funding as of June 30, 2016 compared to December 31, 2015 balances. The year-over-year net growth in assets was funded largely by expansion within all core deposit categories totaling $19.0 million, while time deposits and repurchase agreement sweep balances contracted by $6.8 million over that period. Total deposits and repurchase agreement sweep balances totaled $486.1 million at June 30, 2016, up 2.6% from the $473.9 million at June 30, 2015 and down 4.6% from the $509.7 million at December 31, 2015.

Federal funds sold

The Company had overnight federal funds sold of $13.4 million at June 30, 2016, compared to $29.3 million at December 31, 2015. At June 30, 2015, the Company had overnight federal funds sold of $4.3 million. Any excess funds are sold on a daily basis in the federal funds market. The Company intends to maintain sufficient liquidity at all times to meet its funding commitments.

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

Securities

The Company’s investment securities portfolio as of June 30, 2016 totaled $71.3 million, a decrease of $5.2 million from the $76.5 million reported at December 31, 2015 and a decrease of $50.4 million from the $121.7 million reported at June 30, 2015. Management continues to focus on maximizing the earning capacity of the Company. As loan funding needs have increased over the past year, lower earning securities have been sold in order to deploy these funds to higher earning loans. At June 30, 2016, the investment securities holdings represented 13.1% of the Company’s total assets, a decrease from the 13.5% and 23.0% of total assets at December 31, 2015 and June 30, 2015, respectively.

The Company’s investment securities portfolio included restricted securities totaling $1.7 million as of June 30, 2016 and December 31, 2015. These securities represent stock in the Federal Reserve Bank of Richmond (“FRB-R”), the Federal Home Loan Bank of Atlanta (“FHLB-A”), and CBB Financial Corporation (“CBBFC”), the holding company for Community Bankers Bank. The level of FRB-R and FHLB-A stock that the Company is required to hold is determined in accordance with membership guidelines provided by the Federal Reserve Bank Board of Governors or the Federal Home Loan Bank of Atlanta. Stock ownership in the bank holding company for Community Bankers’ Bank provides the Bank with several benefits that are not available to non-shareholder correspondent banks. None of these restricted securities are traded on the open market and can only be redeemed by the respective issuer.

At June 30, 2016, the unrestricted securities portfolio totaled $69.6 million. The following table summarizes the Company’s available for sale securities by type as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016	Percent	December 31, 2015	Percent
	Balance	of Total	Balance	of Total
U.S.Government agencies	$11,391	16.38%	$11,378	15.21%
Corporate bonds	6,109	8.78%	5,964	7.97%
Mortgage-backed securities/CMOs	33,503	48.18%	36,687	49.05%
Municipal bonds	18,542	26.66%	20,772	27.77%
Total available for sale securities	$69,545	100.00%	$74,801	100.00%

Loan portfolio

A management objective is to grow loan balances while maintaining the asset quality of the loan portfolio. The Company seeks to achieve this objective by maintaining rigorous underwriting standards coupled with regular evaluation of the creditworthiness of and the designation of lending limits for each borrower. The portfolio strategies include seeking industry, loan size, and loan type diversification in order to minimize credit exposure and originating loans in markets with which the Company is familiar. The predominant market area for loans includes Charlottesville, Albemarle County, Orange County, Winchester, Frederick County and areas in the Commonwealth of Virginia that are within a 75 mile radius of any Virginia National Bank office.

As of June 30, 2016, total loans were $424.6 million, an increase of $0.9 million from the balance of $423.7 million as of December 31, 2015 and an increase of $57.5 million from the $367.1 million at June 30, 2015. Loans as a percentage of total assets at June 30, 2016 were 77.8%, compared to 69.2% as of June 30, 2015. Loans as a percentage of deposits at June 30, 2016 were 90.3%, a 10.1 percentage point improvement over the 80.2% ratio as of the year prior.

From the $289.6 million outstanding at September 30, 2014, gross loans have increased $135.0 million, or 46.6%, due to approximately $71.6 million in net organic loan growth, supplemented by purchases of $27.0 million in syndicated loans and $36.4 million in student loans. The purchase of loans is considered a secondary strategy, which allows the Company to supplement organic loan growth and enhance earnings. Syndicated loans represent shared national credits in leveraged lending transactions and are included in the commercial and industrial portfolio. The Company has developed policies to limit overall credit exposure to the syndicated market, as well as limits by industry and amount per borrower. The first package of student loans totaling $10.8 million was purchased late in the second quarter of 2015. The purchase of a second student loan package totaling $25.6 million closed in the fourth quarter of 2015. Along with the purchase of these student loans, the Company purchased a surety bond that fully insures this portion of the Company’s consumer portfolio.

While the increase in loan balances slowed to a modest $929 thousand during the first two quarters of 2016, after experiencing significant loan growth in each of the prior five quarters, the benefit from the expansion in these higher yielding assets should continue to strengthen earnings in 2016.

The following table summarizes the Company’s loan portfolio by type of loan as of June 30, 2016, December 31, 2015, and June 30, 2015 (dollars in thousands):

	June 30, 2016	Percent	December 31, 2015	Percent	June 30, 2015	Percent
	Balance	of Total	Balance	of Total	Balance	of Total
Commercial and industrial	$63,638	15.0%	$70,868	16.7%	$76,825	20.9%
Real estate - commercial	188,551	44.4%	178,258	42.1%	161,008	43.9%
Real estate - residential mortgage	90,604	21.3%	91,143	21.5%	88,158	24.0%
Real estate - construction	18,544	4.4%	18,911	4.5%	16,026	4.4%
Consumer installment and other	63,256	14.9%	64,484	15.2%	25,068	6.8%
Total loans	$424,593	100.0%	$423,664	100.0%	$367,085	100.0%

Loan quality

Non-accrual loans remained low and totaled $179 thousand at June 30, 2016, compared to the $191 thousand and $205 thousand reported at December 31, 2015 and June 30, 2015, respectively.

At June 30, 2016, the Company had loans in the amount of $2.3 million classified as impaired loans. Of this total, $2.1 million were Troubled Debt Restructurings (TDRs) which are still accruing interest. Based on newly issued regulatory guidance on Student Lending, the Company classified 38 of its student loans purchased as TDRs for a total of $713 thousand during the quarter ended June 30, 2016. These borrowers that should have been in repayment have requested and been granted payment extensions or reductions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered restructurings. Student loan borrowers are allowed in-school deferments, plus an automatic six month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance. As all student loans purchased are fully insured, the Company does not expect to experience a loss on these loans and interest continues to accrue on these TDRs during any deferment and forbearance periods.

At December 31, 2015, the Company had loans totaling $1.6 million classified as impaired loans, of which, $1.4 million were TDRs which are still accruing interest. At June 30, 2015, the Company had loans in the amount of $1.8 million classified as impaired loans, of which, $1.6 million were TDRs which are still accruing interest.

The Company had loans totaling $206 thousand that were past due ninety or more days and still accruing interest in its portfolio as of June 30, 2016. The Company had no loans past due ninety or more days and still accruing interest in its portfolio as of December 31, 2015 and as of June 30, 2015.

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

As discussed earlier, beginning with the second quarter of 2016, the Company moved from a historical loss rate method to a loss migration model. Migration analysis uses loan level attributes to track the movement of loans through various risk classifications in order to estimate the percentage of losses likely in the portfolio. Concurrent with the change in the methodology used, the loan portfolio was further segmented by loan classes and by risk ratings to provide greater loan level detail. Management believes that this new methodology together with greater data granularity will more accurately reflect the potential risks and losses inherent in the loan portfolio.

The relationship of the allowance for loan losses to total loans at June 30, 2016, December 31, 2015, and June 30, 2015 appears below (dollars in thousands):

	June 30,	December 31,	June 30,
	2016	2015	2015
Loans held for investment at period-end	$424,593	$423,664	$367,085
Allowance for loan losses	$3,186	$3,567	$3,454
Allowance as a percent of period-end loans	0.75%	0.84%	0.94%

The allowance for loan losses as a percentage of total loans at June 30, 2016 of 0.75% was 19 basis points lower than the 0.94% at June 30, 2015 and is reflective of both a continued improvement in asset quality and as a result of the Company’s movement to the migration loss analysis.

A recovery of provision for loan losses totaling $395 thousand was recorded in the first six months of 2016, while a provision for loan losses of $317 thousand was recognized for the first six months of 2015. The following is a summary of the changes in the allowance for loan losses for the six months ended June 30, 2016 and June 30, 2015 (dollars in thousands):

	2016	2015
Allowance for loan losses, January 1	$3,567	$3,164
Chargeoffs	(12)	(88)
Recoveries	26	61
Provision for (recovery of) loan losses	(395)	317
Allowance for loan losses, June 30	$3,186	$3,454

For additional insight into management’s approach and methodology in estimating the allowance for loan losses, please refer to the earlier discussion of “Allowance for Loan Losses” in Note 4 of the Notes to Consolidated Financial Statements, where an analysis shows the effect of the changes in methodology from that used in prior periods on the recovery of the provision for loan losses. In addition, Note 4 includes details regarding the rollforward of the allowance by loan portfolio segments. The rollforward tables indicate the activity for loans that are charged-off, amounts received from borrowers as recoveries of previously charged-off loan balances, and the allocation by loan portfolio segment of the provision made during the period. The events that can positively impact the amount of allowance in a given loan segment include any one or all of the following: the recovery of a previously charged-off loan balance; the decline in the amount of classified or delinquent loans in a loan segment from the previous period, which most commonly occurs when these loans are repaid or are foreclosed; or when there are improvements in the ratios used to estimate the probability of loan losses. Improvements to the ratios could include lower historical loss rates, improvements to any of the qualitative factors mentioned above, or reduced loss expectations for individually-classified loans.

Management reviews the adequacy of the Allowance for Loan Losses on a quarterly basis to ensure it is adequate based upon the calculated potential losses inherent in the portfolio. Management believes the allowance for loan losses was adequately provided for as of June 30, 2016.

Premises and equipment

The Company’s premises and equipment, net of depreciation, as of June 30, 2016 totaled $8.3 million compared to the December 31, 2015 amount of $8.7 million. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method based on the estimated useful lives of assets. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, assets and related accumulated depreciation are removed from the books, and any resulting gain or loss is charged to income.

As of June 30, 2016, the Company and its subsidiaries occupied seven full-service banking facilities in the cities of Charlottesville and Winchester, as well as the counties of Albemarle and Orange in Virginia. The Company’s lease for the Loudoun Mall banking office located at 186 North Loudoun Street, Winchester, Virginia is expiring, and the Company will permanently close that office on or about October 28, 2016. Upon its closure, the Loudoun Mall deposit and loan accounts will automatically be transferred to the Creekside Office, located at 3119 Valley Avenue, Winchester, Virginia, and the Loudoun Mall staff will relocate to the Creekside Office. The Company is continuing to search for at least one new branch office location in Winchester.

The multi-story office building at 404 People Place in Charlottesville also serves as the Company’s corporate headquarters and operations center, as well as the principal offices of VNB Wealth.

The Arlington Boulevard and People Place facilities also contain office space that is currently under lease to tenants.

Deposits and securities sold under agreement to repurchase

Depository accounts represent the Company’s primary source of funds and are comprised of demand deposits, interest-bearing checking accounts, money market deposit accounts and time deposits. These deposits have been provided predominantly by individuals, professionals, small businesses and organizations in the Charlottesville/Albemarle area, the Orange County area, and the Winchester area. Total deposits as of June 30, 2016 were $470.4 million, down $16.1 million compared to the balances of $486.5 million at December 31, 2015 and $12.6 million higher than the $457.8 million total as of June 30, 2015.

Noninterest-bearing demand deposits on June 30, 2016 were $168.4 million, representing 35.8% of total deposits. Interest-bearing transaction and money market accounts totaled $189.6 million, and represented 40.3% of total deposits at June 30, 2016. Collectively, noninterest-bearing and interest-bearing transaction and money market accounts represented 76.1% of total deposit accounts at June 30, 2016. These account types are an excellent source of low-cost funding for the Company.

Certificates of deposit and other time deposit accounts totaled $112.4 million at June 30, 2016 and $108.6 million at December 31, 2015. Included in this deposit total are Certificate of Deposit Account Registry Service CDs, known as CDARSTM, whereby depositors can obtain FDIC deposit insurance on account balances of up to $50 million. CDARS deposits totaled $17.8 million and $17.2 million as of June 30, 2016 and December 31, 2015, respectively.

Securities sold under agreement to repurchase are an additional source of funding for the Company and are available to non-individual accountholders on an overnight term through the Company’s investment sweep product. Under the agreements to repurchase, invested funds are fully collateralized by security instruments that are pledged on behalf of customers utilizing this product. Total balances in securities sold under agreement to repurchase as of June 30, 2016 were $15.7 million, compared to $23.2 million at December 31, 2015 and $16.1 million as of June 30, 2015.

Deposit accounts
(dollars in thousands)	June 30, 2016		December 31, 2015		June 30, 2015
		% of Total		% of Total		% of Total
	Balance	Deposits	Balance	Deposits	Balance	Deposits
No cost and low cost deposits:
Noninterest demand deposits	$168,402	35.8%	$184,574	37.9%	$160,577	35.1%
Interest checking accounts	87,147	18.5%	90,100	18.5%	81,004	17.7%
Money market deposit accounts	102,474	21.8%	103,175	21.3%	97,404	21.2%
Total noninterest and low
cost deposit accounts	358,023	76.1%	377,849	77.7%	338,985	74.0%

Time deposit accounts:
Certificates of deposit	94,636	20.1%	91,459	18.8%	102,792	22.5%
CDARS deposits	17,761	3.8%	17,159	3.5%	16,020	3.5%
Total certificates of deposit
and other time deposits	112,397	23.9%	108,618	22.3%	118,812	26.0%

Total deposit account balances	$470,420	100.0%	$486,467	100.0%	$457,797	100.0%

Securities sold under agreements to repurchase
(dollars in thousands)	June 30, 2016	December 31, 2015	June 30, 2015
	Balance	Balance	Balance
Securities sold under
agreements to repurchase	$15,719	$23,156	$16,108

Shareholders’ equity and regulatory capital ratios

The following table displays the changes in shareholders’ equity for the Company from December 31, 2015 to June 30, 2016 (dollars in thousands):

Equity, December 31, 2015	$56,297
Net income	2,865
Other comprehensive income	646
Cash dividends declared	(542)
Stock purchased under stock repurchase plan	(1,260)
Stock options exercised	41
Equity increase due to expensing of stock options	14
Equity, June 30, 2016	$58,061

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

Using the new capital requirements, the Company’s capital ratios remain well above the levels designated by bank regulators as "well capitalized" at June 30, 2016. Under the current risk-based capital guidelines of federal regulatory authorities, the Company’s common equity Tier 1 capital ratio and Tier 1 capital ratio are both at 12.51% of its risk-weighted assets and are well in excess of the minimum capital requirements of 6.50% and 8.00%, respectively. Additionally, the Company has a total capital ratio of 13.21% of its risk-weighted assets and leverage ratio of 10.37% of total assets, which are both well in excess of the minimum 10.00% and 5.00% level designated by bank regulators under “well capitalized” capital guidelines.

Stock repurchase program

On September 22, 2014, the Company announced the approval by its Board of Directors of a stock repurchase program authorizing repurchase of up to 400,000 shares of the Company’s common shares through the open market or in privately negotiated transactions through September 18, 2015. The Company announced on September 21, 2015 that its Board of Directors had extended the program for another year. A total of 343,559 shares at a weighted average price of $22.89 per share have been repurchased since the beginning of the program, with the remaining 56,441 shares available for purchase through September 18, 2016 under the extended program. The repurchase program does not obligate the Company to repurchase any shares and may be suspended or terminated at any time.

RESULTS OF OPERATIONS

Net income

Net income for the three months ended June 30, 2016 was $1.5 million, a 96.9% increase compared to the $767 thousand reported for the three months ended June 30, 2015. Net income per diluted share was $0.63 for the quarter ended June 30, 2016 compared to $0.30 per diluted share for the same quarter in the prior year. The $743 thousand increase in net income for the second quarter of 2016 when compared to the same period of 2015 is attributable to an increase in net interest income of $452 thousand, a decrease of $275 thousand in the provision for loan losses and a decrease in noninterest expenses of $416 thousand. Partially offsetting the increase was a decrease in noninterest income of $5 thousand and an increase of $395 thousand in the provision for income taxes.

Net income for the first six months of 2016 was $2.9 million, or 142.4% higher than the reported net income of $1.2 million during the same period in 2015. Net income per diluted share for the first half of 2016 was $1.20, or $0.75 higher than the $0.45 per diluted share reported in the first half of 2015. The $1.7 million increase in net income during the first six months of 2016 from the first six months of 2015 is attributable to several positive factors, including an increase of $1.2 million in net interest income, a decrease of $712 thousand in the provision for loan losses, and a decrease of $737 thousand in noninterest expense. Partially offsetting the net increase was a decrease of $65 thousand in noninterest income and an increase of $892 thousand in provision for income taxes.

Net interest income

Net interest income for the three months ended June 30, 2016 was $4.4 million, a $452 thousand increase compared to net interest income of $4.0 million for the three months ended June 30, 2015. Net interest income was positively impacted by an improved mix in earning assets as average loans for the second quarter of 2016 were $69.8 million higher than the average loans for the second quarter of 2015, while the quarterly average balances in lower yielding investments and fed funds contracted $64.8 million in the year-over-year comparison.

Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates, together with the volume and mix of earning assets and interest-bearing liabilities, impact net interest income and net interest margin. The net interest margin of 3.50% for the three months ended June 30, 2016 was 32 basis points higher than the 3.18% for the quarter ended June 30, 2015.

For the six months ended June 30, 2016, the Company recorded $8.9 million in net interest income, or 15.4% more than the $7.8 million recorded for the same six months a year ago. The Bank’s tax-equivalent net interest margin for the first half of 2016 was 3.49% or 40 basis points higher than the 3.09% reported for the same period in 2015.

Total interest income was $1.2 million higher than the prior year, accounting for the year-to-date increase in net interest income. On average, loan balances comprised 80.8% of the earning assets for the first half of 2016, an improvement from the 65.5% for the first half of 2015. This shift resulted in an earning asset yield, as computed on a tax-equivalent basis, of 3.67% on average earning asset balances of $520.4 million for the six months ended June 30, 2016. The earning asset yield, as computed on a tax-equivalent basis, was 3.28% on average earning asset balances of $513.4 million for the six months ended June 30, 2015

The Company’s net interest income continues to benefit from having one of the lowest cost of funds among community banks in the country. A table showing the mix of no cost and low cost deposit accounts is shown under “Financial Condition - Deposits and securities sold under agreement to repurchase” earlier in this report. Interest expense as a percentage of average earning assets was 0.18% for the three and six months ended June 30, 2016 and 0.19% for the three and six months ended June 30, 2015.

The following tables detail the average balance sheet, including an analysis of net interest income for earning assets and interest bearing liabilities, for the three and six months ended June 30, 2016 and 2015. These tables also include a rate/volume analysis for these same periods (dollars in thousands).

Consolidated Average Balance Sheet And Analysis of Net Interest Income

	For the three months ended
	June 30, 2016			June 30, 2015			Change in Interest Income/Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to: [4]		Total
	Balance	Income/	Yield/	Balance	Income/	Yield/			Increase/
(dollars in thousands)		Expense	Cost		Expense	Cost	Volume	Rate	(Decrease)
ASSETS
Interest Earning Assets:
Securities
Taxable Securities	$57,850	$268	1.85%	$126,930	$570	1.80%	$(319)	$17	$(302)
Tax Exempt Securities [1]	14,310	121	3.38%	18,825	165	3.51%	(38)	(6)	(44)
Total Securities [1]	72,160	389	2.16%	145,755	735	2.02%	(357)	11	(346)
Total Loans	419,429	4,294	4.12%	349,612	3,529	4.05%	714	51	765
Fed Funds Sold	21,425	25	0.47%	11,893	6	0.20%	7	12	19
Other Interest Bearing Deposits	1,148	-	0.00%	1,918	6	1.25%	(2)	(4)	(6)
Total Earning Assets	514,162	4,708	3.68%	509,178	4,276	3.37%	362	70	432
Less: Allowance for Loan Losses	(3,411)			(3,480)
Total Non-Earning Assets	37,523			37,710
Total Assets	$548,274			$543,408

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$86,673	$11	0.05%	$82,315	$10	0.05%	$1	$-	$1
Money Market Deposits	108,917	57	0.21%	95,018	48	0.20%	7	2	9
Time Deposits	112,772	156	0.56%	117,107	171	0.59%	(6)	(9)	(15)
Total Interest-Bearing Deposits	308,362	224	0.29%	294,440	229	0.31%	2	(7)	(5)
Securities Sold Under Agreement
to Repurchase	19,260	11	0.23%	20,355	13	0.26%	(1)	(1)	(2)
Total Interest-Bearing Liabilities	327,622	235	0.29%	314,795	242	0.31%	1	(8)	(7)
Non-Interest-Bearing Liabilities:
Demand deposits	161,583			168,216
Other liabilities	1,626			1,041
Total Liabilities	490,831			484,052
Shareholders’ Equity	57,443			59,356
Total Liabilities & Shareholders’ Equity	$548,274			$543,408
Net Interest Income (Tax Equivalent)		$4,473			$4,034		$361	$78	$439
Interest Rate Spread [2]			3.39%			3.06%
Interest Expense as a Percentage			0.18%			0.19%
of Average Earning Assets
Net Interest Margin [3]			3.50%			3.18%

(1)	Tax-exempt income for investment securities has been adjusted to a fully tax-equivalent basis (FTE), using a Federal income tax rate of 34%.
(2)	Interest spread is the average yield earned on earning assets less the average rate paid on interest-bearing liabilities.
(3)	Net interest margin is net interest income expressed as a percentage of average earning assets.
(4)	The impact on the net interest income resulting from changes in average balances and average rates is shown for the period indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Consolidated Average Balance Sheet And Analysis of Net Interest Income

	For the three months ended
	June 30, 2016			June 30, 2015			Change in Interest Income/Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to: [4]		Total
	Balance	Income/	Yield/	Balance	Income/	Yield/			Increase/
(dollars in thousands)		Expense	Cost		Expense	Cost	Volume	Rate	(Decrease)
ASSETS
Interest Earning Assets:
Securities
Taxable Securities	$60,146	$569	1.89%	$128,529	$1,173	1.83%	$(645)	$41	$(604)
Tax Exempt Securities (1)	14,943	248	3.32%	19,361	341	3.52%	(75)	(18)	(93)
Total Securities (1)	75,089	817	2.18%	147,890	1,514	2.05%	(720)	23	(697)
Total Loans	420,446	8,627	4.13%	336,290	6,791	4.07%	1,725	111	1,836
Fed Funds Sold	23,665	56	0.48%	26,992	29	0.22%	(4)	31	27
Other Interest Bearing Deposits	1,199	4	0.67%	2,206	13	1.19%	(5)	(4)	(9)
Total Earning Assets	520,399	9,504	3.67%	513,378	8,347	3.28%	996	161	1,157
Less: Allowance for Loan Losses	(3,487)			(3,352)
Total Non-Earning Assets	37,478			38,357
Total Assets	$554,390			$548,383

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$89,241	$22	0.05%	$82,317	$21	0.05%	$2	$(1)	$1
Money Market Deposits	107,452	113	0.21%	95,408	94	0.20%	12	7	19
Time Deposits	114,616	316	0.55%	116,491	338	0.59%	(5)	(17)	(22)
Total Interest-Bearing Deposits	311,309	451	0.29%	294,216	453	0.31%	9	(11)	(2)
Securities Sold Under Agreement
to Repurchase	20,368	24	0.24%	20,109	25	0.25%	-	(1)	(1)
Total Interest-Bearing Liabilities	331,677	475	0.29%	314,325	478	0.31%	9	(12)	(3)
Non-Interest-Bearing Liabilities:
Demand deposits	164,012			172,513
Other liabilities	1,621			1,180
Total Liabilities	497,310			488,018
Shareholders’ Equity	57,080			60,365
Total Liabilities & Shareholders’ Equity	$554,390			$548,383
Net Interest Income (Tax Equivalent)		$9,029			$7,869		$987	$173	$1,160
Interest Rate Spread (2)			3.38%			2.97%
Interest Expense as a Percentage			0.18%			0.19%
of Average Earning Assets
Net Interest Margin (3)			3.49%			3.09%

(1)	Tax-exempt income for investment securities has been adjusted to a fully tax-equivalent basis (FTE), using a Federal income tax rate of 34%.
(2)	Interest spread is the average yield earned on earning assets less the average rate paid on interest-bearing liabilities.
(3)	Net interest margin is net interest income expressed as a percentage of average earning assets.
(4)	The impact on the net interest income resulting from changes in average balances and average rates is shown for the period indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for loan losses

A recovery of the provision for loan losses of $395 thousand was recorded in the first half of 2016, while a provision for loan losses of $317 thousand was recognized for the first half of 2015. This resulted in a positive impact to income of $712 thousand when comparing year-over-year. Last year’s loan loss provision was driven by the $53.8 million in loan growth during the first two quarters of 2015. As discussed earlier, beginning with the second quarter of 2016, the Company moved from a historical loss rate method to a loss migration model. The 2016 recovery of provision for loan loss is reflective of a continued improvement in asset quality, slower loan growth, and the Company’s movement to the migration loss analysis. Further discussion of management’s assessment of the allowance for loan losses is provided earlier in the report and in Note 4 – Allowance for Loan Losses, found in the Notes to the Consolidated Financial Statements. In management’s opinion, the allowance was adequately provided for at June 30, 2016.

Noninterest income

Noninterest income for the quarter ended June 30, 2016 of $1.3 million was level with the amount recorded for the quarter ended June 30, 2015. On a year-to-date basis, noninterest income of $2.4 million was recognized in the first six months of 2016, a decline of $65 thousand from the same period in 2015.

The components of noninterest income for the three and six months are shown below (dollars in thousands):

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Noninterest income:
Trust income	$398	$445	$786	$894
Brokerage and insurance income	94	8	181	24
Royalty income	9	36	9	81
Customer service fees	227	233	446	467
Debit/credit card and ATM fees	232	219	430	399
Earnings on bank owned life insurance	111	110	220	218
Fees on mortgage sales	67	57	115	94
Gains on sales of securities	-	24	8	46
Losses on sales of other assets	(2)	-	(27)	-
Other	114	123	206	216
Total noninterest income	$1,250	$1,255	$2,374	$2,439

The purchase of the wealth management book of business, as discussed earlier under Note 5 – Intangible Assets, increased the brokerage and insurance revenue by $157 thousand from the same six-month period last year. Offsetting this increase, VNB Wealth realized $108 thousand less in trust income. Small downticks in other categories further suppressed noninterest income, accounting for the year-over-year contraction.

Noninterest expense

Noninterest expense for the second quarter of 2016 was $3.8 million, a reduction of $416 thousand from the $4.2 million reported in the quarter ended June 30, 2015. For the first six months of 2016, noninterest expense contracted by 8.9% to $7.6 million compared to the $8.3 million recognized in the same period of 2015. The $737 thousand reduction year-over-year was driven by a $766 thousand decline in salaries and employee benefits as management continually takes advantage of opportunities to streamline operations and maximize the efficiency of staff. In addition, 2015 was the last year that the Company accrued for guaranteed bonuses which were strategically used to retain valued personnel to stabilize the VNB Wealth Management team during its planned transition. Other expense categories have been identified and are being evaluated for potential savings that would have a positive impact on net income on an ongoing basis.

The components of noninterest expense for the three and six months are shown below (dollars in thousands):

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Noninterest expense:
Salaries and employee benefits	$1,847	$2,215	$3,765	$4,531
Net occupancy	472	483	948	979
Equipment	132	136	267	266
ATM, debit and credit card	79	77	149	147
Bank franchise tax	109	96	215	188
Computer software	94	88	181	170
Data processing	298	285	587	544
FDIC deposit insurance assessment	71	94	155	186
Marketing, advertising and promotion	137	161	275	286
Professional fees	119	131	230	291
Other	401	409	784	705
Total noninterest expense	$3,759	$4,175	$7,556	$8,293

One of the ratios the Company examines in its evaluation of net income is the efficiency ratio, which measures the cost to produce one dollar of revenue. The Company computes its efficiency ratio by dividing noninterest expense by the sum of net interest income (on an FTE basis) and noninterest income. A lower ratio is an indicator of increased efficiency.

The efficiency ratio of 65.7% for the second quarter of 2016 reflected an improvement of 13.2 percentage points compared to the efficiency ratio of 78.9% for the same quarter of 2015.

The efficiency ratio of 66.3% for the first six months of 2016 compared favorably to the efficiency ratio of 80.5% for the first six months of 2015. The improved asset mix from the significant loan growth experienced last year added to the revenue stream, while cost reduction strategies lowered expenses.

Provision for Income Taxes

For the three and six months ended June 30, 2016, the Company provided $686 thousand and $1.3 million for Federal income taxes, resulting in an effective income tax rate of 31.2% and 31.1%, respectively. For the three and six months ended June 30, 2015, the Company provided $291 thousand and $400 thousand for Federal income taxes, resulting in an effective income tax rate of 27.5% and 25.3%, respectively. The effective income tax rates differed from the U.S. statutory rate of 34% during the comparable periods primarily due to the effect of tax-exempt income from municipal bonds and life insurance policies. The tax benefits from the tax-exempt income in the first six months of 2016 and 2015 of $133 thousand and $150 thousand, respectively, remained fairly constant over the two periods. However, the higher effective tax rate for 2016 compared to the prior year was a result of significantly higher net income before taxes that was taxable at the full statutory rate.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Controller (Acting Principal Financial Officer) have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 22, 2014, the Company announced the approval by its Board of Directors of a stock repurchase program authorizing repurchase of up to 400,000 shares of the Company’s common shares through the open market or in privately negotiated transactions. The Company announced on September 21, 2015 that its Board of Directors extended the program for another year. As of June 30, 2016, a total of 343,559 shares have been purchased since the beginning of this program, with the remaining 56,441 shares available for purchase through September 18, 2016 under the extended program (the “Stock Repurchase Program”).

The table below represents the number of shares repurchased by quarter since the Stock Repurchase Program’s inception on September 16, 2014 through June 30, 2016.

				Maximum
			Total number	number of
			of shares	shares that
	Total number of	Average price	purchased as	may yet be
	shares	paid per	part of publicly	purchased
Period	purchased	share	announced Plan	under the Plan
September 16, 2014 to
September 30, 2014	-	$-	-	400,000
October 1, 2014 to
December 31, 2014	11,500	$22.75	11,500	388,500
January 1, 2015 to
March 31, 2015	805	$22.50	12,305	387,695
April 1, 2015 to
June 30, 2015	252,907	$22.90	265,212	134,788
July 1, 2015 to
September 30, 2015	-	$-	265,212	134,788
October 1, 2015 to
December 31, 2015	23,285	$22.90	288,497	111,503
January 1, 2016 to
March 31, 2016	55,062	$22.90	343,559	56,441
April 1, 2016 to
June 30, 2016	-	$-	343,559	56,441

Total	343,559	$22.89	343,559	56,441

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

(a) Required 8-K disclosures.

None

(b) Changes in procedures for director nominations by security holders.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
2.0	Reorganization Agreement and Plan of Share Exchange, dated as of March 6, 2013, between Virginia National Bank and Virginia National Bankshares Corporation [a]

3.1	Articles of Incorporation of Virginia National Bankshares Corporation, as amended and restated [b]

3.2	Bylaws of Virginia National Bankshares Corporation [c]

10.1	Virginia National Bank 2003 Stock Incentive Plan [d]

10.2	Virginia National Bank Amended and Restated 2005 Stock Incentive Plan [e]

10.3	Virginia National Bankshares Corporation 2014 Stock Incentive Plan [f]

31.1	302 Certification of Principal Executive Officer

31.2	302 Certification of Acting Principal Financial Officer

32.1	906 Certification

101.0	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2016 and June 30, 2015, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and June 30, 2015, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2016 and June 30, 2015, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and June 30, 2015 and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

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

VIRGINIA NATIONAL BANKSHARES CORPORATION
(Registrant)

By:	/s/ Glenn W. Rust
Glenn W. Rust
President and Chief Executive Officer

Date:	August 15, 2016

By:	/s/ Vicki T. Miller
Vicki T. Miller
Senior Vice President and Controller

Date:	August 15, 2016