Form 10-Q
period 2016-09-30
Virginia National Bankshares Corp
filed 2016-11-14
CIK 1572334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

___________

FORM 10-Q
___________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 9, 2016:

Class of Stock	Shares Outstanding
Common Stock, Par Value $2.50	2,368,777

VIRGINIA NATIONAL BANKSHARES CORPORATION

FORM 10-Q

TABLE OF CONTENTS

Part I. Financial Information
Item 1	Financial Statements
	Consolidated Balance Sheets (unaudited)	Page 3
	Consolidated Statements of Income (unaudited)	Page 4
	Consolidated Statements of Comprehensive Income (unaudited)	Page 5
	Consolidated Statements of Changes in Shareholders’ Equity (unaudited)	Page 6
	Consolidated Statements of Cash Flows (unaudited)	Page 7
	Notes to Consolidated Financial Statements (unaudited)	Page 8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 31
	Application of Critical Accounting Policies and Estimates	Page 31
	Financial Condition	Page 32
	Results of Operations	Page 37

Item 3	Quantitative and Qualitative Disclosures About Market Risk	Page 42

Item 4	Controls and Procedures	Page 42

Part II. Other Information
Item 1	Legal Proceedings	Page 43
Item 1A	Risk Factors	Page 43
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	Page 43
Item 3	Defaults Upon Senior Securities	Page 43
Item 4	Mine Safety Disclosures	Page 44
Item 5	Other Information	Page 44
Item 6	Exhibits	Page 44

Signatures		Page 45

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	September 30, 2016	December 31, 2015 *
ASSETS	(UNAUDITED)
Cash and due from banks	$9,103	$14,200
Federal funds sold	32,925	29,327
Securities:
Available for sale, at fair value	70,447	74,801
Restricted securities, at cost	1,709	1,681
Total securities	72,156	76,482
Loans	430,889	423,664
Allowance for loan losses	(3,278)	(3,567)
Loans, net	427,611	420,097
Premises and equipment, net	8,245	8,668
Bank owned life insurance	13,807	13,476
Goodwill	372	-
Other intangible assets, net	705	-
Accrued interest receivable and other assets	4,615	5,241
Total assets	$569,539	$567,491
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest-bearing	$176,063	$184,574
Interest-bearing	91,808	90,100
Money market deposit accounts	114,903	103,175
Certificates of deposit and other time deposits	112,405	108,618
Total deposits	495,179	486,467
Securities sold under agreements to repurchase	13,540	23,156
Accrued interest payable and other liabilities	1,542	1,571
Total liabilities	510,261	511,194

Shareholders' equity:
Preferred stock, $2.50 par value, 2,000,000
shares authorized, no shares outstanding	-	-
Common stock, $2.50 par value, 10,000,000
shares authorized; 2,368,777 and 2,412,589
issued and outstanding at September 30, 2016
and December 31, 2015, respectively	5,922	6,031
Capital surplus	21,262	22,214
Retained earnings	31,581	28,170
Accumulated other comprehensive income (loss)	513	(118)
Total shareholders' equity	59,278	56,297
Total liabilities and shareholders' equity	$569,539	$567,491

*Derived from audited Consolidated Financial Statements

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest and dividend income:
Loans, including fees	$4,385	$3,832	$13,012	$10,623
Federal funds sold	45	13	101	42
Investment securities:
Taxable	237	452	762	1,584
Tax exempt	78	108	242	333
Dividends	23	21	67	62
Other	3	4	7	17
Total interest and dividend income	4,771	4,430	14,191	12,661

Interest expense:
Demand and savings deposits	68	68	203	183
Certificates and other time deposits	157	174	474	512
Federal funds purchased and securities sold
under agreements to repurchase	9	12	33	37
Total interest expense	234	254	710	732
Net interest income	4,537	4,176	13,481	11,929
Provision for (recovery of) loan losses	104	88	(291)	405
Net interest income after provision
for (recovery of) loan losses	4,433	4,088	13,772	11,524

Noninterest income:
Trust income	388	410	1,174	1,304
Brokerage and insurance income	106	2	287	26
Royalty income	11	48	20	129
Customer service fees	240	247	686	714
Debit/credit card and ATM fees	223	207	653	606
Earnings/increase in value of bank owned
life insurance	111	112	331	330
Fees on mortgage sales	41	56	156	150
Gains on sales and calls of securities	181	23	189	69
Gains (losses) on sales of other assets	6	-	(21)	-
Other	106	117	312	333
Total noninterest income	1,413	1,222	3,787	3,661

Noninterest expense:
Salaries and employee benefits	1,939	2,162	5,704	6,693
Net occupancy	465	483	1,413	1,462
Equipment	134	138	401	404
Other	1,283	1,361	3,859	3,878
Total noninterest expense	3,821	4,144	11,377	12,437

Income before income taxes	2,025	1,166	6,182	2,748
Provision for income taxes	629	327	1,921	727
Net income	$1,396	$839	$4,261	$2,021
Net income per common share, basic	$0.59	$0.34	$1.80	$0.79
Net income per common share, diluted	$0.59	$0.34	$1.79	$0.79

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income	$1,396	$839	$4,261	$2,021

Other comprehensive income (loss)
Unrealized gain on securities,
net of tax of $54 and $388	104	626	756	247
for the three and nine months
ended September 30, 2016;
and net of tax of $322 and $126
for the three and nine months
ended September 30, 2015
Reclassification adjustment
for realized gains on sales of	(119)	(15)	(125)	(46)
securities, net of tax of ($62)
and ($64) for the three and
nine months ended
September 30, 2016; and net of
tax of ($8) and ($23) for the
three and nine months ended
September 30, 2015

Total other comprehensive income (loss)	(15)	611	631	201
Total comprehensive income	$1,381	$1,450	$4,892	$2,222

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(dollars in thousands, except per share data)
(unaudited)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2014	$6,721	$27,889	$25,978	$44	$60,632
Stock options exercised	3	20	-	-	23
Stock purchased under stock
repurchase plan	(634)	(5,174)	-	-	(5,808)
Stock option expense	-	22	-	-	22
Cash dividend declared
($0.275 per share)	-	-	(689)	-	(689)
Net income	-	-	2,021	-	2,021
Other comprehensive income	-	-	-	201	201
Balance, September 30, 2015	$6,090	$22,757	$27,310	$245	$56,402

Balance, December 31, 2015	$6,031	$22,214	$28,170	$(118)	$56,297
Stock options exercised	28	151	-	-	179
Stock purchased under stock
repurchase plan	(137)	(1,123)	-	-	(1,260)
Stock option expense	-	20	-	-	20
Cash dividend declared
($0.36 per share)	-	-	(850)	-	(850)
Net income	-	-	4,261	-	4,261
Other comprehensive income	-	-	-	631	631
Balance, September 30, 2016	$5,922	$21,262	$31,581	$513	$59,278

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the nine months ended
	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,261	$2,021
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	(291)	405
Net amortization and accretion of securities	335	571
Realized gains on sales and calls of securities	(189)	(69)
Net losses on sales of assets	21	-
Earnings on bank owned life insurance	(331)	(330)
Amortization of intangible assets	68	-
Depreciation and other amortization	879	876
Stock option/stock grant expense	20	22
Writedown of other real estate owned	-	192
Decrease in accrued interest receivable and other assets	302	797
Decrease in accrued interest payable and other liabilities	(540)	(417)
Net cash provided by operating activities	4,535	4,068

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(18,982)	(26,770)
Net increase in restricted investments	(28)	(21)
Proceeds from maturities, calls and principal payments of available for sale securities	21,473	35,436
Proceeds from sales of available for sale securities	2,672	17,492
Proceeds from sales of other real estate owned	-	445
Net increase in organic loans	(14,545)	(57,164)
Net decrease (increase) in purchased loans	7,322	(19,736)
Cash payment for wealth management book of business	(700)	-
Purchase of bank premises and equipment	(477)	(286)
Net cash used in investing activities	(3,265)	(50,604)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts,
and money market accounts	4,925	19,188
Net increase (decrease) in certificates of deposit and other time deposits	3,787	(4,262)
Net (decrease) increase in securities sold under agreements to repurchase	(9,616)	1,441
Common stock repurchased	(1,260)	(5,808)
Proceeds from stock options exercised	179	23
Cash dividends	(784)	(689)
Net cash (used in) provided by financing activities	(2,769)	9,893
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(1,499)	$(36,643)

CASH AND CASH EQUIVALENTS:
Beginning of period	$43,527	$54,107
End of period	$42,028	$17,464

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$708	$738
Taxes	$2,029	$904

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain on available for sale securities	$955	$304

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

September 30, 2016

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

The preparation of financial statements in conformity with GAAP and the reporting guidelines prescribed by regulatory authorities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, deferred tax assets and other real estate owned. Operating results for the three-month and nine-month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

During March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendments in this ASU simplify several aspects of the accounting for share-based payment award transactions including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently assessing the impact that ASU 2016-09 will have on its consolidated financial statements.

During June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements.

During August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied using a retrospective transition method to each period presented. If retrospective application is impractical for some of the issues addressed by the update, the amendments for those issues would be applied prospectively as of the earliest date practicable. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

Note 2. Securities

The amortized cost and fair values of securities available for sale as of September 30, 2016 and December 31, 2015 were as follows (dollars in thousands):

September 30, 2016	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$14,998	$6	$(49)	$14,955
Corporate bonds	6,016	110	-	6,126
Mortgage-backed securities/CMOs	31,197	327	(27)	31,497
Municipal bonds	17,459	411	(1)	17,869
	$69,670	$854	$(77)	$70,447

December 31, 2015	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$11,260	$137	$(19)	$11,378
Corporate bonds	6,027	-	(63)	5,964
Mortgage-backed securities/CMOs	37,077	60	(450)	36,687
Municipal bonds	20,615	250	(93)	20,772
	$74,979	$447	$(625)	$74,801

As of September 30, 2016, there were $12.9 million, or 9 issues of individual securities, in a loss position. These securities have an unrealized loss of $77 thousand and consisted of 3 agency bonds, 5 mortgage-backed/CMOs, and 1 municipal bond. The following table summarizes all securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, at September 30, 2016 and December 31, 2015 (dollars in thousands):

September 30, 2016
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$9,450	$(49)	$-	$-	$9,450	$(49)
Mortgage-backed/CMOs	-	-	2,860	(27)	2,860	(27)
Municipal bonds	621	(1)	-	-	621	(1)
	$10,071	$(50)	$2,860	$(27)	$12,931	$(77)

December 31, 2015
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$-	$-	$980	$(19)	$980	$(19)
Corporate bonds	5,964	(63)	-	-	5,964	(63)
Mortgage-backed/CMOs	21,003	(212)	9,504	(238)	30,507	(450)
Municipal bonds	2,788	(31)	1,908	(62)	4,696	(93)
	$29,755	$(306)	$12,392	$(319)	$42,147	$(625)

The Company’s securities portfolio is primarily made up of fixed rate bonds, whose prices move inversely with interest rates. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality. Accordingly, as of September 30, 2016, management believes the impairments detailed in the table above are temporary, and no impairment loss has been realized in the Company’s consolidated income statement.

An “other-than-temporary impairment” (“OTTI”) is considered to exist if either of the following conditions are met: it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or the Company does not expect to recover the security’s entire amortized cost basis (even if the Company does not intend to sell). In the event that a security would suffer impairment for a reason that was “other than temporary,” the Company would be expected to write down the security’s value to its new fair value, and the amount of the write down would be included in earnings as a realized loss. As of September 30, 2016, management has concluded that none of its investment securities have an OTTI based upon the information available at this time. Additionally, management has the ability to hold any security with an unrealized loss until maturity or until such time as the value of the security has recovered from its unrealized loss position.

Securities having carrying values of $36.9 million at September 30, 2016 were pledged as collateral to secure public deposits and securities sold under agreements to repurchase. At December 31, 2015, securities having carrying values of $42.2 million were similarly pledged.

For the nine months ended September 30, 2016, proceeds from the sales of securities amounted to $2.7 million, with realized gains on these securities of $44 thousand, and an additional $10.7 million in calls of securities accounted for the additional $145 thousand in realized gains. For the nine months ended September 30, 2015, proceeds from the sales of securities amounted to $17.5 million, with realized gains on these securities of $55 thousand, and an additional $17.4 million in calls of securities accounted for an additional $14 thousand in realized gains.

Restricted securities are securities with limited marketability and consist of stock in the Federal Reserve Bank of Richmond (“FRB”), the Federal Home Loan Bank of Atlanta (“FHLB”), and CBB Financial Corporation (“CBBFC”), the holding company for Community Bankers Bank. These restricted securities, totaling $1.7 million as of September 30, 2016 and December 31, 2015, are carried at cost.

Note 3. Loans

The composition of the loan portfolio by loan classification at September 30, 2016 and December 31, 2015 appears below (dollars in thousands).

	September 30,	December 31,
	2016	2015
Commercial
Commercial and industrial - organic	$42,432	$47,215
Commercial and industrial - syndicated	18,452	23,653
Total commercial and industrial	60,884	70,868
Real estate construction and land
Residential construction	1,192	2,178
Commercial construction	7,917	6,214
Land and land development	10,519	10,519
Total construction and land	19,628	18,911
Real estate mortgages
1-4 family residential, first lien, investment	36,110	31,128
1-4 family residential, first lien, owner occupied	16,887	20,883
1-4 family residential, junior lien	3,001	3,770
Home equity lines of credit, first lien	8,348	11,930
Home equity lines of credit, junior lien	14,518	15,670
Farm	8,466	7,762
Multifamily	21,764	20,209
Commercial owner occupied	80,632	66,244
Commercial non-owner occupied	101,274	91,805
Total real estate mortgage	291,000	269,401
Consumer
Consumer revolving credit	14,423	17,174
Consumer all other credit	11,420	11,655
Student loans purchased	33,534	35,655
Total consumer	59,377	64,484
Total loans	430,889	423,664
Less: Allowance for loan losses	(3,278)	(3,567)
Net loans	$427,611	$420,097

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

Following is a breakdown by class of the loans classified as impaired loans as of September 30, 2016 and December 31, 2015. These loans are reported at their recorded investment, which is the carrying amount of the loan as reflected on the Company’s balance sheet, net of charge-offs and other amounts applied to reduce the net book balance. Average recorded investment in impaired loans is computed using an average of month-end balances for these loans for either the nine months ended September 30, 2016 or the twelve months ended December 31, 2015. Interest income recognized is for the nine months ended September 30, 2016 or the twelve months ended December 31, 2015. (Dollars below reported in thousands.)

September 30, 2016		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Land and land development	$53	$101	$-	$56	$-
1-4 family residential mortgages, first lien, owner occupied	120	152	-	125	-
1-4 family residential mortgages, junior lien	357	357		361	12
Commercial non-owner occupied real estate	1,027	1,027	-	1,042	34
Student loans purchased	868	868	-	369	33
Impaired loans with a valuation allowance	-	-	-	-	-
Total impaired loans	$2,425	$2,505	$-	$1,953	$79

December 31, 2015		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Commercial and industrial - organic	$-	$-	$-	$4	$-
Land and land development	59	103	-	64	-
1-4 family residential mortgage, first lien, owner occupied	132	157	-	200	2
1-4 family residential mortgage, junior lien	367	367		485	21
Commercial non-owner occupied real estate	1,061	1,061	-	1,080	47
Impaired loans with a valuation allowance	-	-	-	-	-
Total impaired loans	$1,619	$1,688	$-	$1,833	$70

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

	September 30, 2016	December 31, 2015
Land and land development	$53	$59
1-4 family residential mortgage, first lien, owner occupied	120	132
Total nonaccrual loans	$173	$191

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

Based on newly issued regulatory guidance on Student Lending, the Company has classified 50 of its student loans purchased as TDRs for a total of $868 thousand as of September 30, 2016. These borrowers that should have been in repayment have requested and been granted payment extensions or reductions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered restructurings. Student loan borrowers are allowed in-school deferments, plus an automatic six month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance. As all student loans purchased are fully insured, the Company does not expect to experience a loss on these loans and interest continues to accrue on these TDRs during any deferment and forbearance periods.

A summary of loans that were modified under the terms of a TDR during the three and nine months ended September 30, 2016 and 2015 is shown below by class (dollars in thousands). The Post-Modification Recorded Balance reflects the period end balances, inclusive of any interest capitalized to principal, partial principal pay downs, and principal charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

	For three months ended			For three months ended
	September 30, 2016			September 30, 2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Balance	Balance	of Loans	Balance	Balance
Loans modified at below market rates
Student loans purchased	12	$134	$134	0	$-	$-
Total loans modified during the period	12	$134	$134	0	$-	$-

	For nine months ended			For nine months ended
	September 30, 2016			September 30, 2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Balance	Balance	of Loans	Balance	Balance
Loans modified at below market rates
Student loans purchased	50	$847	$868	0	$-	$-
Total loans modified during the period	50	$847	$868	0	$-	$-

The following provides a summary, by class, of TDRs that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and TDRs that have been placed in non-accrual status, which are considered to be nonperforming (dollars in thousands).

Troubled debt restructuring (TDRs)	September 30, 2016		December 31, 2015
	No. of	Recorded	No. of	Recorded
	Loans	Investment	Loans	Investment
Performing TDRs
1-4 family residential mortgages, junior lien	2	$357	2	$367
Commercial non-owner occupied real estate	1	1,027	1	1,061
Student loans purchased	50	868	-	-
Total performing TDRs	53	$2,252	3	$1,428

Nonperforming TDRs
Land and land development	1	$30	1	$34
Total TDRs	54	$2,282	4	$1,462

There were no loans modified as TDRs that subsequently defaulted during the nine months ended September 30, 2016 and 2015 that were modified as TDRs during the twelve months prior to default.

There were no loans secured by 1-4 family residential property that were in the process of foreclosure at either September 30, 2016 or December 31, 2015.

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
Multifamily
Commercial owner occupied
Commercial non-owner occupied

Consumer loan segment:
Consumer revolving credit
Consumer all other credit
Student loans purchased

Beginning with the quarter ended June 30, 2016, management enhanced its methodology for determining the quantitative risk assigned to unimpaired loans in order to capture historical loss information at the loan level, track loss migration through risk grade deterioration, and increase efficiencies related to performing the calculations. Prior to June 30, 2016, under the Bank's allowance model, each loan class was assigned a quantitative loss factor that was primarily based on a rolling twelve-quarter look-back at historical losses for that class. Under the new methodology, the quantitative risk factor for each loan class primarily utilizes a migration analysis loss method based on loss history for the prior twelve quarters.

The migration analysis loss method is used for all loan classes except for the following:

●

Student loans purchased are fully insured for loss by a surety bond that the Company purchased at the same time that each package of loans was acquired in 2015, and the Company has not experienced any losses in this class to date. In addition to the insurance, the Company holds a deposit reserve account to offset any losses resulting from the breach of any representations or warranties by the seller. Qualitative factors are applied, and the calculated reserve is net of any deposit reserve accounts.

●

Prior to the quarter ended September 30, 2016, there was not an established loss history in the commercial and industrial syndicated loans. The S&P credit and recovery ratings on the credit facilities were utilized to calculate a three-year weighted average historical default rate. During the quarter, there was a small loss in the commercial and industrial syndicated loans; therefore, the Company utilized a combination of the migration analysis loss method and the S&P credit and recovery ratings.

Under the historical loss method, quarterly loss rates are calculated for each class by dividing the cumulative gross charge-offs for the past twelve quarters by the average loan balances for the past twelve quarters. Under the migration analysis method, average loss rates are calculated at the risk grade and class levels by dividing the twelve-quarter average net charge-off amount by the twelve-quarter average loan balances. Qualitative factors are combined with these quantitative factors to arrive at the overall general allowances.

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

The following table represents the effect of the changes in methodology from that used in prior periods on the provision for (recovery of) loan losses through the nine months ended September 30, 2016 (dollars in thousands):

		Provision
	Provision	(Recovery)
	(Recovery)	Based on
	Based on New	Prior
	Methodology	Methodology	Difference
Commercial loans	$(255)	$(112)	$(143)
Real estate construction and land	5	13	(8)
Real estate mortgages	(200)	(94)	(106)
Consumer loans	159	31	128
Total recovery of provision for loan losses	$(291)	$(162)	$(129)

The Company’s internal creditworthiness grading system is based on experiences with similarly graded loans. Higher risk-rated credits are reviewed quarterly by experienced senior lenders based on each borrower’s situation. Additionally, internal monitoring and review of credits is conducted on an annual basis, and a percentage of the loan portfolio is reviewed by an external loan review group.

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

The following represents the loan portfolio designated by the internal risk ratings assigned to each credit as of September 30, 2016 and December 31, 2015 (dollars in thousands). There were no loans rated “Doubtful” as of either period.

					Special	Sub-
September 30, 2016	Excellent	Good	Pass	Watch	Mention	standard	TOTAL
Commercial
Commercial and industrial - organic	$1,091	$24,848	$16,049	$9	$243	$192	$42,432
Commercial and industrial - syndicated	-	-	15,512	-	-	2,940	18,452
Real estate construction
Residential construction	-	-	1,192	-	-	-	1,192
Commercial construction	-	-	7,917	-	-	-	7,917
Land and land development	-	-	9,428	6	485	600	10,519
Real estate mortgages
1-4 family residential, first lien, investment	-	-	33,657	1,734	230	489	36,110
1-4 family residential, first lien, owner occupied	-	-	15,453	328	-	1,106	16,887
1-4 family residential, junior lien	-	-	2,335	330	192	144	3,001
Home equity lines of credit, first lien	-	-	8,308	40	-	-	8,348
Home equity lines of credit, junior lien	-	-	14,407	-	-	111	14,518
Farm	-	-	8,466	-	-	-	8,466
Multifamily	-	-	21,764	-	-	-	21,764
Commercial owner occupied	-	701	78,899	1,032	-	-	80,632
Commercial non-owner occupied	-	-	99,163	1,028	-	1,083	101,274
Consumer
Consumer revolving credit	70	13,790	559	-	-	4	14,423
Consumer all other credit	191	10,180	1,007	5	-	37	11,420
Student loans purchased	-	-	32,666	868	-	-	33,534
Total Loans	$1,352	$49,519	$366,782	$5,380	$1,150	$6,706	$430,889

					Special	Sub-
December 31, 2015	Excellent	Good	Pass	Watch	Mention	standard	TOTAL
Commercial
Commercial and industrial - organic	$1,238	$30,221	$15,599	$101	$25	$31	$47,215
Commercial and industrial - syndicated	-	-	20,691	-	-	2,962	23,653
Real estate construction
Residential construction	-	-	2,178	-	-	-	2,178
Commercial construction	-	-	6,214	-	-	-	6,214
Land and land development	-	-	9,369	8	515	627	10,519
Real estate mortgages
1-4 family residential, first lien, investment	-	-	28,832	1,885	232	179	31,128
1-4 family residential, first lien, owner occupied	-	1,500	18,796	335	-	252	20,883
1-4 family residential, junior lien	-	-	3,060	130	418	162	3,770
Home equity lines of credit, first lien	-	-	11,890	40	-	-	11,930
Home equity lines of credit, junior lien	-	-	15,588	-	-	82	15,670
Farm	-	-	7,762	-	-	-	7,762
Multifamily	-	-	20,209	-	-	-	20,209
Commercial owner occupied	-	-	61,803	3,694	-	747	66,244
Commercial non-owner occupied	-	-	89,619	-	1,061	1,125	91,805
Consumer
Consumer revolving credit	104	16,524	540	-	-	6	17,174
Consumer all other credit	232	10,063	1,317	2	-	41	11,655
Student loans purchased	-	-	35,655	-	-	-	35,655
Total Loans	$1,574	$58,308	$349,122	$6,195	$2,251	$6,214	$423,664

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

For each segment and class of loans, management must exercise significant judgment to determine the estimation method that fits the credit risk characteristics of its various segments. Although this evaluation is inherently subjective, qualified management utilizes its significant knowledge and experience related to both the Bank’s market and the history of the Company’s loan losses.

Impaired loans are individually evaluated and, if deemed appropriate, a specific allocation is made for these loans. In reviewing the loans classified as impaired loans totaling $2.4 million at September 30, 2016, there was no specific valuation allowance on any of these loans after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the borrower.

A summary of the transactions in the Allowance for Loan Losses by loan portfolio segment for the nine months ended September 30, 2016 and the year ended December 31, 2015 appears below (dollars in thousands):

As of and for the period ended September 30, 2016

		Real Estate
	Commercial	Construction	Real Estate	Consumer
	Loans	and Land	Mortgages	Loans	Total
Allowance for Loan Losses:
Balance as of January 1, 2016	$797	$159	$2,592	$19	$3,567
Charge-offs	(24)	-	(12)	-	(36)
Recoveries	28	-	2	8	38
Provision for (recovery of) loan losses	(255)	5	(200)	159	(291)
Ending Balance	$546	$164	$2,382	$186	$3,278

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	546	164	2,382	186	3,278

Loans:
Individually evaluated for impairment	$-	$53	$1,504	$868	$2,425
Collectively evaluated for impairment	60,884	19,575	289,496	58,509	428,464
Ending Balance	$60,884	$19,628	$291,000	$59,377	$430,889

As of and for the year ended December 31, 2015
		Real Estate
	Commercial	Construction	Real Estate	Consumer
	Loans	and Land	Mortgages	Loans	Total
Allowance for Loan Losses:
Balance as of January 1, 2015	$674	$102	$2,360	$28	$3,164
Charge-offs	(126)	-	(12)	(3)	(141)
Recoveries	35	-	46	-	81
Provision for (recovery of) loan losses	214	57	198	(6)	463
Ending Balance	$797	$159	$2,592	$19	$3,567

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	797	159	2,592	19	3,567

Loans:
Individually evaluated for impairment	$-	$59	$1,560	$-	$1,619
Collectively evaluated for impairment	70,868	18,852	267,841	64,484	422,045
Ending Balance	$70,868	$18,911	$269,401	$64,484	$423,664

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

The following tables show the aging of past due loans as of September 30, 2016 and December 31, 2015. Also included are loans that are 90 or more days past due but still accruing, because they are well secured and in the process of collection. (Dollars below reported in thousands.)

							90 Days
Past Due Aging as of	30-59	60-89	90 Days or				Past Due
September 30, 2016	Days Past	Days Past	More Past	Total Past		Total	and Still
	Due	Due	Due	Due	Current	Loans	Accruing
Commercial loans
Commercial and industrial - organic	$3	$-	$-	$3	$42,429	$42,432	$-
Commercial and industrial - syndicated	-	-	-	-	18,452	18,452	-
Real estate construction and land
Residential construction	-	-	-	-	1,192	1,192	-
Commercial construction	-	-	-	-	7,917	7,917	-
Other construction and land	20	-	23	43	10,476	10,519	-
Real estate mortgages
1-4 family residential, first lien, investment	-	-	-	-	36,110	36,110	-
1-4 family residential, first lien, owner occupied	-	-	-	-	16,887	16,887	-
1-4 family residential, junior lien	-	-	-	-	3,001	3,001	-
Home equity lines of credit, first lien	-	-	-	-	8,348	8,348	-
Home equity lines of credit, junior lien	-	-	-	-	14,518	14,518	-
Farm	-	-	-	-	8,466	8,466	-
Multifamily	-	-	-	-	21,764	21,764	-
Commercial owner occupied	-	-	-	-	80,632	80,632	-
Commercial non-owner occupied	-	-	-	-	101,274	101,274	-
Consumer loans
Consumer revolving credit	-	-	-	-	14,423	14,423	-
Consumer all other credit	-	1	-	1	11,419	11,420	-
Student loans purchased	418	92	389	899	32,635	33,534	389
Total Loans	$441	$93	$412	$946	$429,943	$430,889	$389

							90 Days
Past Due Aging as of	30-59	60-89	90 Days or				Past Due
December 31, 2015	Days Past	Days Past	More Past	Total Past		Total	and Still
	Due	Due	Due	Due	Current	Loans	Accruing
Commercial loans
Commercial and industrial - organic	$211	$40	$-	$251	$46,964	$47,215	$-
Commercial and industrial - syndicated	-	-	-	-	23,653	23,653	-
Real estate construction and land
Residential construction	-	-	-	-	2,178	2,178	-
Commercial construction	-	-	-	-	6,214	6,214	-
Other construction and land	7	-	-	7	10,512	10,519	-
Real estate mortgages
1-4 family residential, first lien, investment	-	-	-	-	31,128	31,128	-
1-4 family residential, first lien, owner occupied	93	-	-	93	20,790	20,883	-
1-4 family residential, junior lien	63	36	-	99	3,671	3,770	-
Home equity lines of credit, first lien	-	-	-	-	11,930	11,930	-
Home equity lines of credit, junior lien	-	-	-	-	15,670	15,670	-
Farm	-	-	-	-	7,762	7,762	-
Multifamily	-	-	-	-	20,209	20,209	-
Commercial owner occupied	-	-	-	-	66,244	66,244	-
Commercial non-owner occupied	-	-	-	-	91,805	91,805	-
Consumer loans
Consumer revolving credit	-	-	-	-	17,174	17,174	-
Consumer all other credit	58	1	-	59	11,596	11,655	-
Student loans purchased	813	1	-	814	34,841	35,655	-
Total Loans	$1,245	$78	$-	$1,323	$422,341	$423,664	$-

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

Through the nine months ended September 30, 2016, the Company recognized $68 thousand in amortization expense from these identified intangible assets with a finite life. The net carrying value of $705 thousand will be recognized as amortization expense in future reporting periods through 2026. The following shows the gross and net balance of these intangible assets as of September 30, 2016. (Dollars below reported in thousands.)

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Identified Intangible Assets
Non-Compete Agreement	$103	$23	$80
Customer Relationships Intangible	670	45	$625
Total Identified Intangible Assets	$773	$68	$705

As of September 30, 2016, the Company carried a contingent liability of $445 thousand, representing the net of the fair value of the purchase price, less the initial payment made on the Effective Date to the Seller. The remaining four annual payments as delineated in the Purchase Agreement will be paid from this liability.

Note 6. Net Income Per Share and Stock Repurchase Program

On September 22, 2014, the Company announced the approval by its Board of Directors of a stock repurchase program authorizing repurchase of up to 400,000 shares of the Company's common shares through September 18, 2015. The Company announced on September 21, 2015 that its Board of Directors extended the program for another year. A total of 343,559 shares at a weighted average price of $22.89 per share were repurchased through the program. The program expired on September 18, 2016.

The following shows the weighted average number of shares used in computing net income per common share and the effect on the weighted average number of shares of diluted potential common stock for the three and nine months ended September 30, 2016 and 2015. Potential dilutive common stock equivalents have no effect on net income available to common shareholders. (Dollars below reported in thousands except per share data.)

Three Months Ended	September 30, 2016			September 30, 2015
		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic net income per share	$1,396	2,366,530	$0.59	$839	2,435,874	$0.34
Effect of dilutive stock options	-	13,863	-	-	9,806	-
Diluted net income per share	$1,396	2,380,393	$0.59	$839	2,445,680	$0.34

Nine Months Ended	September 30, 2016			September 30, 2015
		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic net income per share	$4,261	2,369,517	$1.80	$2,021	2,566,308	$0.79
Effect of dilutive stock options	-	14,393	-	-	9,609	-
Diluted net income per share	$4,261	2,383,910	$1.79	$2,021	2,575,917	$0.79

For the periods ended September 30, 2016 and September 30, 2015, option shares totaling 59,110 and 124,754, respectively, were considered anti-dilutive and were excluded from this calculation.

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

A summary of the shares issued and available under each of the Plans is shown below as of September 30, 2016. Although the 2003 Plan and 2005 Plan have expired and no new grants will be issued under these plans, there were options issued before the plans expired which are still outstanding as shown below.

	2003 Plan	2005 Plan	2014 Plan
Aggregate shares issuable	128,369	230,000	250,000
Options issued, net of forfeited
and expired options	(108,054)	(106,722)	-
Cancelled due to Plan expiration	(20,315)	(123,278)	-
Remaining available for grant	-	-	250,000

Grants issued and outstanding:
Total vested and unvested shares	24,464	98,579	-
Fully vested shares	24,464	94,829	-

Exercise price range	$18.26 to	$11.74 to	N/A
	$18.26	$36.74

The Company accounts for all of its stock incentive plans under recognition and measurement accounting principles which require that the compensation cost relating to stock-based payment transactions be recognized in the financial statements. Stock-based compensation arrangements include stock options and restricted stock. All stock-based payments to employees are required to be valued at a fair value on the date of grant and expensed based on that fair value over the applicable vesting period. For the nine months ended September 30, 2016 and 2015, the Company recognized $20 thousand and $22 thousand, respectively, in compensation expense for stock options. As of September 30, 2016, there was $15 thousand in unamortized compensation expense remaining to be recognized in future reporting periods through 2017.

Stock Options

Changes in the stock options outstanding related to all of the Plans are summarized as follows (dollars in thousands except per share data):

	September 30, 2016
		Weighted Average	Aggregate
	Number of Options	Exercise Price	Intrinsic Value
Outstanding at January 1, 2016	152,118	$25.36	$354
Exercised	(11,250)	$15.96
Expired	(17,825)	32.43	-
Outstanding at September 30, 2016	123,043	$25.19	$336

Options exercisable at September 30, 2016	119,293	$25.45	$305

The fair value of any grant is estimated at the grant date using the Black-Scholes pricing model. There were no stock option grants during the first nine months of 2016 or during the twelve months ended December 31, 2015.

Summary information pertaining to options outstanding at September 30, 2016 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
	Number of	Average	Average	Number of	Average
	Options	Remaining	Exercise	Options	Exercise
Exercise Price	Outstanding	Contractual Life	Price	Exercisable	Price
$11.74 to 20.00	34,514	3.5 Years	$17.57	30,764	$17.63
$20.01 to 30.00	58,514	1.4 Years	24.83	58,514	24.83
$30.01 to 36.74	30,015	0.2 Years	34.67	30,015	34.67
Total	123,043	1.7 Years	$25.19	119,293	$25.45

Restricted Stock

There were no restricted stock grants outstanding throughout 2015 or as of September 30, 2016. No restricted stock grants were awarded during 2015 or the first nine months of 2016.

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

The following tables present the balances measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (dollars in thousands):

		Fair Value Measurements at September 30, 2016 Using:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$14,955	$-	$14,955	$-
Corporate bonds	6,126	-	6,126	-
Mortgage-backed securities/CMOs	31,497	-	31,497	-
Municipal bonds	17,869	-	17,869	-
Total securities available for sale	$70,447	$-	$70,447	$-

		Fair Value Measurements at December 31, 2015 Using:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$11,378	$-	$11,378	$-
Corporate bonds	5,964	-	5,964	-
Mortgage-backed securities/CMOs	36,687	-	36,687	-
Municipal bonds	20,772	-	20,772	-
Total securities available for sale	$74,801	$-	$74,801	$-

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

Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. The Company had $2.4 million and $1.6 million in impaired loans as of September 30, 2016 and December 31, 2015, respectively. None of these impaired loans required a valuation allowance after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the customer.

Other Real Estate Owned

Other real estate owned (“OREO”) is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the Allowance for Loan Losses. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the Consolidated Statements of Income. As of September 30, 2016 and December 31, 2015, the Company had no OREO property.

ASC 825, “Financial Instruments,” requires disclosures about fair value of financial instruments for interim periods and excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

The carrying values and estimated fair values of the Company's financial instruments as of September 30, 2016 and December 31, 2015 are as follows (dollars in thousands):

		Fair Value Measurement at September 30, 2016 Using:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$42,028	$42,028	$-	$-	$42,028
Available for sale securities	70,447	-	70,447	-	70,447
Loans, net	427,611	-	-	419,881	419,881
Bank owned life insurance	13,807	-	13,807	-	13,807
Accrued interest receivable	1,382	-	326	1,056	1,382

Liabilities
Demand deposits and
interest-bearing transaction
and money market accounts	$382,774	$-	$382,774	$-	$382,774
Certificates of deposit	112,405	-	112,395	-	112,395
Securities sold under
agreements to repurchase	13,540	-	13,540	-	13,540
Accrued interest payable	108	-	108	-	108

		Fair Value Measurement at December 31, 2015 Using:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$43,527	$43,527	$-	$-	$43,527
Available for sale securities	74,801	-	74,801	-	74,801
Loans, net	420,097	-	-	418,774	418,774
Bank owned life insurance	13,476	-	13,476	-	13,476
Accrued interest receivable	1,611	-	369	1,242	1,611

Liabilities
Demand deposits and
interest-bearing transaction
and money market accounts	$377,849	$-	$377,849	$-	$377,849
Certificates of deposit	108,618	-	108,578	-	108,578
Securities sold under
agreements to repurchase	23,156	-	23,156	-	23,156
Accrued interest payable	106	-	106	-	106

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

Note 9. Other Comprehensive Income

A component of the Company’s other comprehensive income, in addition to net income from operations, is the recognition of the unrealized gains and losses on available for sale securities, net of income taxes. Reclassifications of realized gains and losses on available for sale securities are reported in the income statement as “Gains on sales of securities” with the corresponding income tax effect reflected as a component of income tax expense. Amounts reclassified out of accumulated other comprehensive income are presented below for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	June 30, 2015
Available for sale securities
Realized gains on sales of securities	$181	$23	$189	$69
Tax effect	(62)	(8)	(64)	(23)
Realized gains, net of tax	$119	$15	$125	$46

Note 10. Segment Reporting

Virginia National Bankshares Corporation has two reportable segments, the Bank and VNB Wealth.

The Bank’s commercial banking segment involves making loans and generating deposits from individuals, businesses and charitable organizations. Loan fee income, service charges from deposit accounts, and other non-interest-related fees such as fees for debit cards and ATM usage and fees for treasury management services generate additional income for this segment.

The VNB Wealth segment includes (a) trust income from the investment management, wealth advisory and trust and estate services offered by VNBTrust, comprised of both management fees and performance fees, and (b) brokerage and insurance income from retail brokerage, investment advisory, annuity and insurance services offered under the name of VNB Investment Services.

A management fee for administrative and technology support services provided by the Bank is charged to VNB Wealth. For the nine months ended September 30, 2016 and September 30, 2015, management fees of $75 thousand and $101 thousand, respectively, were charged to VNB Wealth and eliminated in consolidated totals. The VNB Wealth total assets as shown in the following tables represent the assets of VNB Wealth and should not be confused with client assets under management.

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

Segment information for the three and nine months ended September 30, 2016 and 2015 is shown in the following tables (dollars in thousands):

Three months ended September 30, 2016	Bank	VNB Wealth	Consolidated
Net interest income	$4,526	$11	$4,537
Provision for loan losses	104	-	104
Noninterest income	909	504	1,413
Noninterest expense	3,291	530	3,821
Income (loss) before income taxes	2,040	(15)	2,025
Provision for (benefit of) income taxes	634	(5)	629
Net income (loss)	$1,406	$(10)	$1,396
Total assets	$559,933	$9,606	$569,539

Three months ended September 30, 2015	Bank	VNB Wealth	Consolidated
Net interest income	$4,170	$6	$4,176
Provision for loan losses	88	-	88
Noninterest income	761	461	1,222
Noninterest expense	3,419	725	4,144
Income (loss) before income taxes	1,424	(258)	1,166
Provision for (benefit of) income taxes	414	(87)	327
Net income (loss)	$1,010	$(171)	$839
Total assets	$538,836	$9,937	$548,773

Nine months ended September 30, 2016	Bank	VNB Wealth	Consolidated
Net interest income	$13,447	$34	$13,481
Provision for (recovery of) loan losses	(291)	-	(291)
Noninterest income	2,332	1,455	3,787
Noninterest expense	9,645	1,732	11,377
Income (loss) before income taxes	6,425	(243)	6,182
Provision for (benefit of) income taxes	2,003	(82)	1,921
Net income (loss)	$4,422	$(161)	$4,261

Nine months ended September 30, 2015	Bank	VNB Wealth	Consolidated
Net interest income	$11,910	$19	$11,929
Provision for loan losses	405	-	405
Noninterest income	2,225	1,436	3,661
Noninterest expense	10,213	2,224	12,437
Income (loss) before income taxes	3,517	(769)	2,748
Provision for (benefit of) income taxes	986	(259)	727
Net income (loss)	$2,531	$(510)	$2,021

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Virginia National Bankshares Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2015, included in the Company’s 2015 Form 10-K. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or any future period.

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

The Company considers accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain, and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the Company’s consolidated financial statements. The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of financial condition and results of operations.

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

FINANCIAL CONDITION

Total assets

The total assets of the Company as of September 30, 2016 were $569.5 million. This is a $2.0 million increase from the $567.5 million total assets reported at December 31, 2015 and a $20.7 million increase from the $548.8 million reported at September 30, 2015. The year-over-year net growth in assets was funded largely by expansion in deposits totaling $23.5 million, while repurchase agreement sweep balances contracted by $5.9 million over that period. Total deposits and repurchase agreement sweep balances totaled $508.7 million at September 30, 2016, an increase of $17.6 million from the $491.1 million at September 30, 2015 and fairly level with the $509.6 million at December 31, 2015.

Federal funds sold

The Company had overnight federal funds sold of $32.9 million at September 30, 2016, compared to $29.3 million at December 31, 2015. At September 30, 2015, the Company had overnight federal funds sold of $5.3 million. Any excess funds are sold on a daily basis in the federal funds market. The Company intends to maintain sufficient liquidity at all times to meet its funding commitments.

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

Securities

The Company’s investment securities portfolio as of September 30, 2016 totaled $72.2 million, a decrease of $4.3 million from the $76.5 million reported at December 31, 2015 and a decrease of $44.8 million from the $117.0 million reported at September 30, 2015. Management continues to focus on maximizing the earning capacity of the Company. As loan funding needs have increased over the past year, lower earning securities have been sold in order to deploy these funds to higher earning loans. At September 30, 2016, the investment securities holdings represented 12.7% of the Company’s total assets, a decrease from the 13.5% and 21.3% of total assets at December 31, 2015 and September 30, 2015, respectively.

The Company’s investment securities portfolio included restricted securities totaling $1.7 million as of September 30, 2016 and December 31, 2015. These securities represent stock in the Federal Reserve Bank of Richmond (“FRB-R”), the Federal Home Loan Bank of Atlanta (“FHLB-A”), and CBB Financial Corporation (“CBBFC”), the holding company for Community Bankers Bank. The level of FRB-R and FHLB-A stock that the Company is required to hold is determined in accordance with membership guidelines provided by the Federal Reserve Bank Board of Governors or the Federal Home Loan Bank of Atlanta. Stock ownership in the bank holding company for Community Bankers’ Bank provides the Bank with several benefits that are not available to non-shareholder correspondent banks. None of these restricted securities are traded on the open market and can only be redeemed by the respective issuer.

At September 30, 2016, the unrestricted securities portfolio totaled $70.4 million. The following table summarizes the Company's available for sale securities by type as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016	Percent	December 31, 2015	Percent
	Balance	of Total	Balance	of Total
U.S. Government agencies	$14,955	21.2%	$11,378	15.2%
Corporate bonds	6,126	8.7%	5,964	8.0%
Mortgage-backed securities/CMOs	31,497	44.7%	36,687	49.0%
Municipal bonds	17,869	25.4%	20,772	27.8%
Total available for sale securities	$70,447	100.0%	$74,801	100.0%

Loan portfolio

A management objective is to grow loan balances while maintaining the asset quality of the loan portfolio. The Company seeks to achieve this objective by maintaining rigorous underwriting standards coupled with regular evaluation of the creditworthiness of and the designation of lending limits for each borrower. The portfolio strategies include seeking industry, loan size, and loan type diversification in order to minimize credit exposure and originating loans in markets with which the Company is familiar. The predominant market area for loans includes Charlottesville, Albemarle County, Orange County, Harrisonburg, Winchester, Frederick County and areas in the Commonwealth of Virginia that are within a 75 mile radius of any Virginia National Bank office.

As of September 30, 2016, total loans were $430.9 million, an increase of $7.2 million from the balance of $423.7 million as of December 31, 2015 and an increase of $40.8 million from the $390.1 million at September 30, 2015. Loans as a percentage of total assets at September 30, 2016 were 75.7%, compared to 71.1% as of September 30, 2015. Loans as a percentage of deposits at September 30, 2016 were 87.0%, a 4.3 percentage point improvement over the 82.7% ratio as of the year prior.

From the $289.6 million outstanding at September 30, 2014, gross loans have increased $141.3 million, or 48.8%. Over the two year period, the significant loan growth was attributable to approximately $89.3 million in net organic loan growth, supplemented by purchases of syndicated loans and student loans, with balances outstanding of $18.5 million and $33.5 million, respectively, as of September 30, 2016. The purchase of loans is considered a secondary strategy, which allows the Company to supplement organic loan growth and enhance earnings. Syndicated loans represent shared national credits in leveraged lending transactions and are included in the commercial and industrial portfolio. The Company has developed policies to limit overall credit exposure to the syndicated market, as well as limits by industry and amount per borrower. The first package of student loans totaling $10.8 million was purchased late in the second quarter of 2015. The purchase of a second student loan package totaling $25.6 million closed in the fourth quarter of 2015. Along with the purchase of these student loans, the Company purchased a surety bond that fully insures this portion of the Company’s consumer portfolio.

While the increase in loan balances slowed to a modest $7.2 million during the first three quarters of 2016, after experiencing significant loan growth in each of the prior five quarters, the benefit from the expansion in these higher yielding assets should continue to strengthen earnings in 2016.

The following table summarizes the Company's loan portfolio by type of loan as of September 30, 2016, December 31, 2015, and September 30, 2015 (dollars in thousands):

	September 30, 2016	Percent	December 31, 2015	Percent	September 30, 2015	Percent
	Balance	of Total	Balance	of Total	Balance	of Total
Commercial and industrial	$60,884	14.1%	$70,868	16.7%	$72,068	18.5%
Real estate - commercial	203,670	47.3%	178,258	42.1%	170,125	43.6%
Real estate - residential mortgage	87,330	20.3%	91,143	21.5%	91,779	23.5%
Real estate - construction	19,628	4.5%	18,911	4.5%	19,133	4.9%
Consumer installment and other	59,377	13.8%	64,484	15.2%	36,993	9.5%
Total loans	$430,889	100.0%	$423,664	100.0%	$390,098	100.0%

Loan quality

Non-accrual loans remained low and totaled $173 thousand at September 30, 2016, compared to the $191 thousand and $245 thousand reported at December 31, 2015 and September 30, 2015, respectively.

At September 30, 2016, the Company had loans in the amount of $2.4 million classified as impaired loans. Of this total, $2.3 million were Troubled Debt Restructurings (TDRs) which are still accruing interest. Based on newly issued regulatory guidance on Student Lending, the Company has classified 50 of its purchased student loans as TDRs for a total of $868 thousand as of September 30, 2016. These borrowers that should have been in repayment have requested and been granted payment extensions or reductions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered restructurings. Student loan borrowers are allowed in-school deferments, plus an automatic six month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance. As all student loans purchased are fully insured, the Company does not expect to experience a loss on these loans and interest continues to accrue on these TDRs during any deferment and forbearance periods.

At December 31, 2015, the Company had loans totaling $1.6 million classified as impaired loans, of which, $1.4 million were TDRs which were still accruing interest. At September 30, 2015, the Company had loans in the amount of $1.7 million classified as impaired loans, of which $1.4 million were TDRs which were still accruing interest.

The Company had loans totaling $389 thousand and $51 thousand that were past due ninety or more days and still accruing interest in its portfolio as of September 30, 2016 and 2015, respectively. The Company had no loans past due ninety or more days and still accruing interest in its portfolio as of December 31, 2015.

Management identifies potential problem loans through its periodic loan review process and considers potential problem loans as those loans classified as special mention, substandard, or doubtful.

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

As discussed earlier, beginning with the second quarter of 2016, the Company moved from a historical loss rate method to a loss migration model. Migration analysis uses loan level attributes to track the movement of loans through various risk classifications in order to estimate the percentage of losses likely in the portfolio. Concurrent with the change in the methodology used, the loan portfolio was further segmented by loan classes and by risk ratings to provide greater loan level detail. Management believes that this new methodology, together with greater data granularity, will more accurately reflect the potential risks and losses inherent in the loan portfolio.

The relationship of the allowance for loan losses to total loans at September 30, 2016, December 31, 2015, and September 30, 2015 appears below (dollars in thousands):

	September 30,	December 31,	September 30,
	2016	2015	2015
Loans held for investment at period-end	$430,889	$423,664	$390,098
Allowance for loan losses	$3,278	$3,567	$3,513
Allowance as a percent of period-end loans	0.76%	0.84%	0.90%

The allowance for loan losses as a percentage of total loans at September 30, 2016 of 0.76% was 14 basis points lower than the 0.90% at September 30, 2015 and is reflective of lower net charge-offs during the prior twelve quarters and the Company’s movement to the migration loss analysis.

A recovery of provision for loan losses totaling $291 thousand was recorded in the first nine months of 2016, while a provision for loan losses of $405 thousand was recognized for the first nine months of 2015. The following is a summary of the changes in the allowance for loan losses for the nine months ended September 30, 2016 and September 30, 2015 (dollars in thousands):

	2016	2015
Allowance for loan losses, January 1	$3,567	$3,164
Chargeoffs	(36)	(129)
Recoveries	38	73
Provision for (recovery of) loan losses	(291)	405
Allowance for loan losses, September 30	$3,278	$3,513

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

Management reviews the adequacy of the Allowance for Loan Losses on a quarterly basis to ensure it is adequate based upon the calculated potential losses inherent in the portfolio. Management believes the allowance for loan losses was adequately provided for as of September 30, 2016.

Premises and equipment

The Company’s premises and equipment, net of depreciation, as of September 30, 2016 totaled $8.2 million compared to the December 31, 2015 amount of $8.7 million. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method based on the estimated useful lives of assets. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, assets and related accumulated depreciation are removed from the books, and any resulting gain or loss is charged to income.

As of September 30, 2016, the Company and its subsidiaries occupied seven full-service banking facilities in the cities of Charlottesville and Winchester, as well as the counties of Albemarle and Orange in Virginia. The Company’s lease for the Loudoun Mall banking office located at 186 North Loudoun Street, Winchester, Virginia expired, and the Company permanently closed that office on October 28, 2016. Upon its closure, the Loudoun Mall deposit and loan accounts were automatically transferred to the Creekside Office, located at 3119 Valley Avenue, Winchester, Virginia, and the Loudoun Mall staff was relocated to the Creekside Office. The Company is continuing to search for at least one new branch office location in Winchester.

The multi-story office building at 404 People Place in Charlottesville also serves as the Company’s corporate headquarters and operations center, as well as the principal offices of VNB Wealth.

Both the Arlington Boulevard and People Place facilities in Charlottesville also contain office space that is currently under lease to tenants.

Deposits and securities sold under agreement to repurchase

Depository accounts represent the Company’s primary source of funds and are comprised of demand deposits, interest-bearing checking accounts, money market deposit accounts and time deposits. These deposits have been provided predominantly by individuals, businesses and charitable organizations in the Charlottesville/Albemarle area, the Orange County area, and the Winchester area. Total deposits as of September 30, 2016 were $495.2 million, up $8.7 million compared to the balances of $486.5 million at December 31, 2015 and $23.6 million higher than the $471.6 million total as of September 30, 2015.

Noninterest-bearing demand deposits on September 30, 2016 were $176.1 million, representing 35.6% of total deposits. Interest-bearing transaction and money market accounts totaled $206.7 million, and represented 41.7% of total deposits at September 30, 2016. Collectively, noninterest-bearing and interest-bearing transaction and money market accounts represented 77.3% of total deposit accounts at September 30, 2016. These account types are an excellent source of low-cost funding for the Company.

Certificates of deposit and other time deposit accounts totaled $112.4 million at September 30, 2016 and $108.6 million at December 31, 2015. Included in this deposit total are Certificate of Deposit Account Registry Service CDs, known as CDARSTM, whereby depositors can obtain FDIC deposit insurance on account balances of up to $50 million. CDARS deposits totaled $17.9 million and $17.2 million as of September 30, 2016 and December 31, 2015, respectively.

Securities sold under agreement to repurchase are an additional source of funding for the Company and are available to non-individual accountholders on an overnight term through the Company’s investment sweep product. Under the agreements to repurchase, invested funds are fully collateralized by security instruments that are pledged on behalf of customers utilizing this product. Total balances in securities sold under agreement to repurchase as of September 30, 2016 were $13.5 million, compared to $23.2 million at December 31, 2015 and $19.4 million as of September 30, 2015.

Deposit accounts

(dollars in thousands)	September 30, 2016		December 31, 2015		September 30, 2015
		% of Total		% of Total		% of Total
	Balance	Deposits	Balance	Deposits	Balance	Deposits
No cost and low cost deposits:
Noninterest demand deposits	$176,063	35.6%	$184,574	37.9%	$174,605	37.1%
Interest checking accounts	91,808	18.5%	90,100	18.5%	79,248	16.8%
Money market deposit accounts	114,903	23.2%	103,175	21.3%	104,960	22.2%
Total noninterest and low
cost deposit accounts	382,774	77.3%	377,849	77.7%	358,813	76.1%

Time deposit accounts:
Certificates of deposit	94,469	19.1%	91,459	18.8%	97,247	20.6%
CDARS deposits	17,936	3.6%	17,159	3.5%	15,585	3.3%
Total certificates of deposit
and other time deposits	112,405	22.7%	108,618	22.3%	112,832	23.9%

Total deposit account balances	$495,179	100.0%	$486,467	100.0%	$471,645	100.0%

Securities sold under agreements to repurchase

(dollars in thousands)	September 30, 2016		December 31, 2015		September 30, 2015
	Balance		Balance		Balance
Securities sold under
agreements to repurchase	$13,540		$23,156		$19,436

Shareholders' equity and regulatory capital ratios

The following table displays the changes in shareholders' equity for the Company from December 31, 2015 to September 30, 2016 (dollars in thousands):

Equity, December 31, 2015	$56,297
Net income	4,261
Other comprehensive income	631
Cash dividends declared	(850)
Stock purchased under stock repurchase plan	(1,260)
Stock options exercised	179
Equity increase due to expensing of stock options	20
Equity, September 30, 2016	$59,278

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

Using the new capital requirements, the Company’s capital ratios remain well above the levels designated by bank regulators as "well capitalized" at September 30, 2016. Under the current risk-based capital guidelines of federal regulatory authorities, the Company’s common equity Tier 1 capital ratio and Tier 1 capital ratio are both at 12.33% of its risk-weighted assets and are well in excess of the minimum capital requirements of 6.50% and 8.00%, respectively. Additionally, the Company has a total capital ratio of 13.02% of its risk-weighted assets and leverage ratio of 10.24% of total assets, which are both well in excess of the minimum 10.00% and 5.00% level designated by bank regulators under “well capitalized” capital guidelines.

Stock repurchase program

On September 22, 2014, the Company announced the approval by its Board of Directors of a stock repurchase program authorizing repurchase of up to 400,000 shares of the Company's common shares through the open market or in privately negotiated transactions through September 18, 2015. The Company announced on September 21, 2015 that its Board of Directors had extended the program for another year. A total of 343,559 shares at a weighted average price of $22.89 per share have been repurchased since the beginning of the program. The repurchase program expired in September 2016.

RESULTS OF OPERATIONS

Non-GAAP presentations

The Company, in referring to its net income and net interest income, is referring to income computed in accordance with GAAP. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations also refer to various calculations that are non-GAAP presentations. They include:

●

Fully taxable-equivalent (“FTE”) adjustments – Net interest margin and efficiency ratios are presented on an FTE basis, consistent with SEC guidance in Industry Guide 3 which states that tax exempt income may be calculated on a tax equivalent basis. This is a non-GAAP presentation. The FTE basis adjusts for the tax-exempt status of net interest income from certain investments using a federal tax rate of 34%, where applicable, to increase tax-exempt interest income to a taxable-equivalent basis.

●

Net interest margin – Net interest margin (FTE) is calculated as net interest income, computed on an FTE basis, expressed as a percentage of average earning assets. The Company believes this measure to be the preferred industry measurement of net interest margin and that it enhances comparability of net interest margin among peers in the industry.

●

Efficiency ratio – One of the ratios the Company examines in its evaluation of net income is the efficiency ratio, which measures the cost to produce one dollar of revenue. The Company computes its efficiency ratio (FTE) by dividing noninterest expense by the sum of net interest income (FTE) and noninterest income. A lower ratio is an indicator of increased operational efficiency. This non-GAAP metric is used to assist investors in understanding how management assesses its ability to generate revenues from its non-funding-related expense base, as well as to align presentation of this financial measure with peers in the industry. The Company believes this measure to be the preferred industry measurement of operational efficiency, which is consistent with Federal Deposit Insurance Corporation (“FDIC”) studies.

Although net interest income is discussed in Management’s Discussion and Analysis on a GAAP basis, it is shown in the reconcilement below to aid the reader in understanding the computations of net interest margin and the efficiency ratio on a non-GAAP basis. A reconcilement of non-GAAP measures is shown below (dollars in thousands):

Reconcilement of Non-GAAP Measures:	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net interest income	$4,537	$4,176	$13,481	$11,929
Fully taxable-equivalent adjustment	40	56	124	172
Net interest income (FTE)	$4,577	$4,232	$13,605	$12,101

Efficiency ratio	64.2%	76.8%	65.9%	79.8%
Impact of FTE adjustment	-0.4%	-0.8%	-0.5%	-0.9%
Efficiency ratio (FTE)	63.8%	76.0%	65.4%	78.9%

Net interest margin	3.38%	3.18%	3.43%	3.09%
Fully tax-equivalent adjustment	0.03%	0.04%	0.03%	0.04%
Net interest margin (FTE)	3.41%	3.22%	3.46%	3.13%

Net income

Net income for the three months ended September 30, 2016 was $1.4 million, a 66% increase compared to the $839 thousand reported for the three months ended September 30, 2015. Net income per diluted share was $0.59 for the quarter ended September 30, 2016 compared to $0.34 per diluted share for the same quarter in the prior year. The $557 thousand increase in net income for the third quarter of 2016 when compared to the same period of 2015 is attributable to an increase in net interest income of $361 thousand, an increase in noninterest income of $191 thousand, and a decrease in noninterest expenses of $323 thousand. Partially offsetting the increase were an increase of $16 thousand in the provision for loan losses and an increase of $302 thousand in the provision for income taxes.

Net income for the first nine months of 2016 was $4.3 million, or 111% higher than the reported net income of $2.0 million during the same period in 2015. Net income per diluted share for the nine month period of 2016 was $1.79, or $1.00 higher than the $0.79 per diluted share reported in the same period of 2015. The $2.2 million increase in net income during the first nine months of 2016 from the first nine months of 2015 is attributable to several positive factors, including an increase of $1.6 million in net interest income, a decrease of $696 thousand in the provision for loan losses, an increase of $126 thousand in noninterest income, and a decrease of $1.1 million in noninterest expense. Partially offsetting the net increase was an increase of $1.2 million in provision for income taxes.

Net interest income

Net interest income for the three months ended September 30, 2016 was $4.5 million, a $361 thousand increase compared to net interest income of $4.2 million for the three months ended September 30, 2015. Net interest income was positively impacted by an improved mix in earning assets as average loans for the third quarter of 2016 were $45.3 million higher than the average loans for the third quarter of 2015, while the quarterly average balances in lower yielding investments and fed funds decreased $33.0 million in the year-over-year comparison.

Net interest margin (FTE) is the ratio of net interest income (FTE) to average earning assets for the period. The level of interest rates, together with the volume and mix of earning assets and interest-bearing liabilities, impact net interest income and net interest margin (FTE). The net interest margin (FTE) of 3.41% for the three months ended September 30, 2016 was 19 basis points higher than the 3.22% for the quarter ended September 30, 2015. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP Presentations section for a reconcilement of GAAP to non-GAAP net interest margin.

For the nine months ended September 30, 2016, the Company recorded $13.5 million in net interest income, or 13.0% more than the $11.9 million recorded for the same nine months a year ago. The Bank’s net interest margin (FTE) for the first three quarters of 2016 was 3.46% or 34 basis points higher than the 3.12% reported for the same period in 2015.

Total interest income was $1.5 million higher than the prior year, accounting for the year-to-date increase in net interest income. On average, loan balances comprised 80.2% of the earning assets for the first three quarters of 2016, an improvement from the 67.8% for the first three quarters of 2015. This shift resulted in an earning asset yield, as computed on a tax-equivalent basis, of 3.64% on average earning asset balances of $524.9 million for the nine months ended September 30, 2016. The earning asset yield, as computed on a tax-equivalent basis, was 3.32% on average earning asset balances of $516.1 million for the nine months ended September 30, 2015

The Company’s net interest income continues to benefit from having one of the lowest cost of funds among community banks in the country. A table showing the mix of no cost and low cost deposit accounts is shown under “Financial Condition - Deposits and securities sold under agreement to repurchase” earlier in this report. Interest expense as a percentage of average earning assets was 0.18% for the three and nine months ended September 30, 2016 and 0.19% for the three and nine months ended September 30, 2015.

The following tables detail the average balance sheet, including an analysis of net interest income (FTE) for earning assets and interest bearing liabilities, for the three and nine months ended September 30, 2016 and 2015. These tables also include a rate/volume analysis for these same periods (dollars in thousands).

Consolidated Average Balance Sheet And Analysis of Net Interest Income
	For the three months ended
	September 30, 2016			September 30, 2015			Change in Interest Income/ Expense
		Interest	Average		Interest	Average	Change Due to: [4]		Total
	Average	Income	Yield/	Average	Income	Yield/			Increase/
(dollars in thousands)	Balance	Expense	Cost	Balance	Expense	Cost	Volume	Rate	(Decrease)
ASSETS
Interest Earning Assets:
Securities
Taxable Securities	$59,087	$260	1.76%	$101,870	$473	1.86%	$(189)	$(24)	$(213)
Tax Exempt Securities [1]	13,835	118	3.41%	18,803	164	3.49%	(43)	(3)	(46)
Total Securities [1]	72,922	378	2.07%	120,673	637	2.11%	(232)	(27)	(259)
Total Loans	422,567	4,385	4.13%	377,234	3,832	4.03%	469	84	553
Fed Funds Sold	37,310	45	0.48%	22,300	13	0.23%	12	20	32
Other Interest Bearing Deposits	1,000	3	1.19%	1,357	4	1.17%	(1)	-	(1)
Total Earning Assets	533,799	4,811	3.59%	521,564	4,486	3.41%	248	77	325
Less: Allowance for Loan Losses	(3,186)			(3,482)
Total Non-Earning Assets	37,321			38,178
Total Assets	$567,934			$556,260

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$93,390	$11	0.05%	$82,665	$10	0.05%	$1	$-	$1
Money Market Deposits	109,535	57	0.21%	103,729	58	0.22%	3	(4)	(1)
Time Deposits	113,261	157	0.55%	116,350	174	0.59%	(5)	(12)	(17)
Total Interest-Bearing Deposits	316,186	225	0.28%	302,744	242	0.32%	(1)	(16)	(17)
Securities Sold Under Agreement
to Repurchase	16,992	9	0.21%	20,308	12	0.23%	(2)	(1)	(3)
Total Interest-Bearing Liabilities	333,178	234	0.28%	323,052	254	0.31%	(3)	(17)	(20)
Non-Interest-Bearing Liabilities:
Demand deposits	173,745			175,801
Other liabilities	1,827			1,219
Total Liabilities	508,750			500,072
Shareholders' Equity	59,184			56,188
Total Liabilities & Shareholders' Equity	$567,934			$556,260
Net Interest Income (FTE)		$4,577			$4,232		$251	$94	$345
Interest Rate Spread [2]			3.31%			3.10%
Interest Expense as a Percentage
of Average Earning Assets			0.18%			0.19%
Net Interest Margin (FTE) [3]			3.41%			3.22%

(1)	Tax-exempt income for investment securities has been adjusted to a fully tax-equivalent basis (FTE), using a Federal income tax rate of 34%. Refer to the Reconcilement of Non-GAAP M easures table within the Non-GAAP Presentations section for a reconcilement of GAAP to non-GAAP net interest income and net interest margin.

(2)	Interest spread is the average yield earned on earning assets less the average rate paid on interest-bearing liabilities.

(3)	Net interest margin (FTE) is net interest income expressed as a percentage of average earning assets.

(4)	The impact on the net interest income (FTE) resulting from changes in average balances and average rates is shown for the period indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Consolidated Average Balance Sheet And Analysis of Net Interest Income

	For the nine months ended
	September 30, 2016			September 30, 2015			Change in Interest Income/ Expense
		Interest	Average		Interest	Average	Change Due to: [4]		Total
	Average	Income	Yield/	Average	Income	Yield/			Increase/
(dollars in thousands)	Balance	Expense	Cost	Balance	Expense	Cost	Volume	Rate	(Decrease)
ASSETS
Interest Earning Assets:
Securities
Taxable Securities	$59,949	$829	1.84%	$119,545	$1,646	1.84%	$(824)	$7	$(817)
Tax Exempt Securities (1)	14,371	367	3.41%	19,173	505	3.51%	(123)	(15)	(138)
Total Securities (1)	74,320	1,196	2.15%	138,718	2,151	2.07%	(947)	(8)	(955)
Total Loans	421,156	13,012	4.13%	350,087	10,623	4.06%	2,193	196	2,389
Fed Funds Sold	28,246	101	0.48%	25,411	42	0.22%	5	54	59
Other Interest Bearing Deposits	1,132	7	0.83%	1,920	17	1.18%	(6)	(4)	(10)
Total Earning Assets	524,854	14,316	3.64%	516,136	12,833	3.32%	1,245	238	1,483
Less: Allowance for Loan Losses	(3,387)			(3,396)
Total Non-Earning Assets	37,471			38,297
Total Assets	$558,938			$551,037

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$89,241	$34	0.05%	$82,435	$31	0.05%	$3	$-	$3
Money Market Deposits	107,452	169	0.21%	98,212	152	0.21%	16	1	17
Time Deposits	114,616	474	0.55%	116,443	512	0.59%	(10)	(28)	(38)
Total Interest-Bearing Deposits	311,309	677	0.29%	297,090	695	0.31%	9	(27)	(18)
Securities Sold Under Agreement
to Repurchase	20,368	33	0.22%	20,176	37	0.25%	(2)	(2)	(4)
Total Interest-Bearing Liabilities	331,677	710	0.29%	317,266	732	0.31%	7	(29)	(22)
Non-Interest-Bearing Liabilities:
Demand deposits	167,387			173,621
Other liabilities	2,088			1,195
Total Liabilities	501,152			492,082
Shareholders' Equity	57,786			58,955
Total Liabilities & Shareholders' Equity	$558,938			$551,037
Net Interest Income (FTE)		$13,606			$12,101		$1,238	$267	$1,505
Interest Rate Spread (2)			3.35%			3.01%
Interest Expense as a Percentage
of Average Earning Assets			0.18%			0.19%
Net Interest Margin (FTE) [3]			3.46%			3.12%

(1)	Tax-exempt income for investment securities has been adjusted to a fully tax-equivalent basis (FTE), using a Federal income tax rate of 34%. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP Presentations section for a reconcilement of GAAP to non-GAAP net interest income and net interest margin.

(2)	Interest spread is the average yield earned on earning assets less the average rate paid on interest-bearing liabilities.

(3)	Net interest margin (FTE) is net interest income expressed as a percentage of average earning assets.

(4)	The impact on the net interest income (FTE) resulting from changes in average balances and average rates is shown for the period indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for loan losses

A provision for loan losses of $104 thousand was recorded in the third quarter of 2016, while a recovery of $395 thousand was recognized for the first six months of the year, for a net recovery of $291 thousand through the first nine months of 2016. A provision for loan loss of $88 thousand was recognized for the third quarter of 2015, for a total provision for loan losses of $405 thousand recognized for the first three quarters of 2015. This resulted in a positive impact to income of $696 thousand when comparing year-over-year. Last year’s loan loss provision was driven by the $76.8 million in loan growth during the first three quarters of 2015. As discussed earlier, beginning with the second quarter of 2016, the Company moved from a historical loss rate method to a loss migration model. The 2016 recovery of provision for loan loss is reflective of lower net charge-offs during the prior twelve quarters, modest growth, and the Company’s movement to the migration loss analysis. Further discussion of management’s assessment of the allowance for loan losses is provided earlier in the report and in Note 4 – Allowance for Loan Losses, found in the Notes to the Consolidated Financial Statements. In management’s opinion, the allowance was adequately provided for at September 30, 2016.

Noninterest income

Noninterest income for the quarter ended September 30, 2016 of $1.4 million was $191 thousand higher compared with the $1.2 million recorded for the quarter ended September 30, 2015. On a year-to-date basis, noninterest income of $3.8 million was recognized in the first nine months of 2016, an increase of $126 thousand from the same period in 2015.

The components of noninterest income for the three and nine months are shown below (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Noninterest income:
Trust income	$388	$410	$1,174	$1,304
Brokerage and insurance income	106	2	287	26
Royalty income	11	48	20	129
Customer service fees	240	247	686	714
Debit/credit card and ATM fees	223	207	653	606
Earnings on bank owned life insurance	111	112	331	330
Fees on mortgage sales	41	56	156	150
Gains on sales of securities	181	23	189	69
Gains (losses) on sales of other assets	6	-	(21)	-
Other	106	117	312	333
Total noninterest income	$1,413	$1,222	$3,787	$3,661

Gains on sales of securities of $189 thousand through the nine months ended September 30, 2016, a $120 thousand increase compared to $69 thousand in the same period of 2015, contributed to the year-over-year increase. The purchase of the wealth management book of business, as discussed earlier under Note 5 – Intangible Assets, increased the brokerage and insurance revenue by $261 thousand from the same nine-month period last year. Offsetting this increase, VNB Wealth realized $130 thousand less in trust income and $109 thousand less in royalty income.

Noninterest expense

Noninterest expense for the third quarter of 2016 was $3.8 million, a reduction of $323 thousand from the $4.1 million reported in the quarter ended September 30, 2015. For the first nine months of 2016, noninterest expense contracted by 8.5% to $11.4 million compared to the $12.4 million recognized in the same period of 2015. The $1.0 million reduction year-over-year was driven by a $989 thousand decline in salaries and employee benefits as management continually takes advantage of opportunities to streamline operations and maximize the efficiency of staff. In addition, 2015 was the last year that the Company accrued for guaranteed bonuses which were strategically used to retain valued personnel to stabilize the VNB Wealth Management team during its planned transition. Management continues to evaluate expenses for potential containments and reductions that would have a positive impact on net income on an ongoing basis.

The components of noninterest expense for the three and nine months are shown below (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Noninterest expense:
Salaries and employee benefits	$1,939	$2,162	$5,704	$6,693
Net occupancy	465	483	1,413	1,462
Equipment	134	138	401	404
ATM, debit and credit card	86	91	235	238
Bank franchise tax	109	96	324	284
Computer software	100	78	281	248
Data processing	297	261	884	806
FDIC deposit insurance assessment	52	83	208	269
Marketing, advertising and promotion	137	163	412	450
OREO writedown and expenses	-	189	-	222
Professional fees	115	126	345	416
Other	387	274	1,170	945
Total noninterest expense	$3,821	$4,144	$11,377	$12,437

The efficiency ratio (FTE) of 63.8% for the third quarter of 2016 reflected an improvement of 12.2 percentage points compared to the efficiency ratio (FTE) of 76.0% for the same quarter of 2015. The efficiency ratio (FTE) of 65.4% for the first nine months of 2016 compared favorably to the efficiency ratio (FTE) of 78.9% for the first nine months of 2015. The improved asset mix from the significant loan growth experienced last year added to the revenue stream, while cost reduction strategies lowered expenses. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP Presentations section for a reconcilement of GAAP to non-GAAP efficiency ratio.

Provision for Income Taxes

For the three and nine months ended September 30, 2016, the Company provided $629 thousand and $1.9 million for Federal income taxes, respectively, resulting in an effective income tax rate of 31.1% for both periods. For the three and nine months ended September 30, 2015, the Company provided $327 thousand and $727 thousand for Federal income taxes, resulting in an effective income tax rate of 28.0% and 26.5%, respectively. The effective income tax rates differed from the U.S. statutory rate of 34% during the comparable periods primarily due to the effect of tax-exempt income from municipal bonds and life insurance policies. The tax benefits from the tax-exempt income in the first nine months of 2016 and 2015 of $199 thousand and $226 thousand, respectively, remained fairly constant over the two periods. However, the higher effective tax rate for 2016 compared to the prior year was a result of significantly higher net income before taxes that was taxable at the full statutory rate.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Controller (Acting Principal Financial Officer) have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 22, 2014, the Company announced the approval by its Board of Directors of a stock repurchase program authorizing repurchase of up to 400,000 shares of the Company's common shares through the open market or in privately negotiated transactions. The Company announced on September 21, 2015 that its Board of Directors extended the program for another year. A total of 343,559 shares have been purchased since the beginning of this program. No shares were purchased by the Company during the third quarter of 2016; however, a total of 55,062 shares have been purchased since January 1, 2016. The repurchase program expired in September 2016.

The table below represents the number of shares repurchased by quarter since the Stock Repurchase Program’s inception on September 16, 2014 through its expiration on September 18, 2016.

				Maximum
			Total number	number of
			of shares	shares that
	Total number of	Average price	purchased as	may yet be
	shares	paid per	part of publicly	purchased
Period	purchased	share	announced Plan	under the Plan
September 16, 2014 to
September 30, 2014	-	$-	-	400,000
October 1, 2014 to
December 31, 2014	11,500	$22.75	11,500	388,500
January 1, 2015 to
March 31, 2015	805	$22.50	12,305	387,695
April 1, 2015 to
June 30, 2015	252,907	$22.90	265,212	134,788
July 1, 2015 to
September 30, 2015	-	$-	265,212	134,788
October 1, 2015 to
December 31, 2015	23,285	$22.90	288,497	111,503
January 1, 2016 to
March 31, 2016	55,062	$22.90	343,559	56,441
April 1, 2016 to
June 30, 2016	-	$-	343,559	56,441
July 1, 2016 to
September 18, 2016	-	$-	343,559	-

Total	343,559	$22.89	343,559	-

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

(a) Required 8-K disclosures.

None

(b) Changes in procedures for director nominations by security holders.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
2.0	Reorganization Agreement and Plan of Share Exchange, dated as of March 6, 2013, between Virginia National Bank and Virginia National Bankshares Corporation [a]

3.1	Articles of Incorporation of Virginia National Bankshares Corporation, as amended and restated [b]

3.2	Bylaws of Virginia National Bankshares Corporation [c]

10.1	Virginia National Bank 2003 Stock Incentive Plan [d]

10.2	Virginia National Bank Amended and Restated 2005 Stock Incentive Plan [e]

10.3	Virginia National Bankshares Corporation 2014 Stock Incentive Plan [f]

31.1	302 Certification of Principal Executive Officer

31.2	302 Certification of Acting Principal Financial Officer

32.1	906 Certification

101.0	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2016 and September 30, 2015, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and September 30, 2015, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2016 and September 30, 2015, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and September 30, 2015 and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

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

f Incorporated herein by reference to Virginia National Bankshares Corporation’s Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 10, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA NATIONAL BANKSHARES CORPORATION
(Registrant)

By:	/s/ Glenn W. Rust
Glenn W. Rust
President and Chief Executive Officer

Date:	November 14, 2016

By:	/s/ Vicki T. Miller
Vicki T. Miller
Senior Vice President and Controller

Date:	November 14, 2016