Form 10-K
period 2016-12-31
Virginia National Bankshares Corp
filed 2017-03-27
CIK 1572334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016	Commission File Number: 000-55117

VIRGINIA NATIONAL BANKSHARES CORPORATION
(Exact name of registrant as specified in its charter)

Virginia	46-2331578
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

404 People Place, Charlottesville, Virginia	22911
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _ No X

On June 30, 2016, the aggregate market value of the common equity held by non-affiliates of the registrant was $52,083,644.

The registrant has one class of common stock, of which 2,381,909 shares were outstanding as of close of business March 14, 2017.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are hereby incorporated into Part I and Part III of this Form 10-K by reference: the Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2017.

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

The Bank serves the Virginia communities in and around the City of Charlottesville, Albemarle County, Orange County and the City of Winchester. The Bank also has a loan production office in Harrisonburg, Virginia. The Bank offers a full range of banking and related financial services, including checking accounts, NOW accounts, money market deposit accounts, certificates of deposit, individual retirement accounts and other depository services. The Bank actively solicits such accounts from individuals, businesses and charitable organizations within its trade area. Other services offered by the Bank include automated teller machines (“ATMs”), internet banking, treasury and cash management services and merchant card services. In addition, the Bank is affiliated with Visa®, which is accepted worldwide and offers debit cards to consumer and business customers.

The Bank also offers short to long term commercial, real estate and consumer loans. The Bank is committed to being a reliable and consistent source of credit, providing loans that are priced based upon an overall banking relationship, easy access to the Bank’s local decision makers who possess strong local market knowledge, local delivery, fast response, and continuity in the banking relationship. The Bank originates residential mortgage loans and sells on the secondary market those loans which the Bank does not wish to retain for its own loan portfolio due to the interest rate risks that are inherent with long-term fixed rate loans.

Investment management, wealth advisory and trust and estate services are offered through the Bank’s wholly-owned subsidiary, VNBTrust, National Association, which offers services under the trade name VNB Wealth Management (“VNBTrust” or “VNB Wealth”). The flagship product for managed accounts employs a value-based, catalyst-driven investment strategy. The financial instruments used include common and preferred stock, corporate bonds, bank loans and other debt securities, convertible securities, Exchange Traded Funds (“EFTs”), options, warrants and cash equivalents. More information on VNB Wealth Management is available at www.vnbwealth.com.

Brokerage, investment advisory, annuity and insurance services and products are offered under the name of VNB Investment Services pursuant to networking agreements with a registered broker/dealer and a registered investment adviser to provide services through representatives who are also employees of the Company.

References to the Company’s subsidiaries in this document include both the Bank and the Bank’s subsidiary, VNBTrust.

As of December 31, 2016, the Company and its subsidiaries occupied the following six full-service banking facilities in the cities of Charlottesville and Winchester, as well as the counties of Albemarle and Orange in Virginia:

Location
222 East Main Street, Charlottesville, Virginia
1580 Seminole Trail, Charlottesville, Virginia
1900 Arlington Boulevard, Charlottesville, Virginia
102 East Main Street, Orange, Virginia
3119 Valley Avenue, Winchester, Virginia
404 People Place, Charlottesville, Virginia

The multi-story office building at 404 People Place also serves as the Company’s corporate headquarters and operations center, as well as the principal offices of VNB Wealth Management. Additionally, the Company has a loan production office in Harrisonburg, Virginia.

Market Area

The population in the market area served by the Company continues to grow. The Virginia State Demographer (the “VSD”) estimates that, as of 2016, the population of the Commonwealth had grown by 5% compared to the 2010 level, while the population in the Company’s current markets had grown by 7%. By 2020, the VSD expects Virginia’s population will be 9% higher than the 2010 Census totals, with the population in the Company’s current market area projected to be 12% higher than reported by the 2010 Census.

The combined populations of the City of Charlottesville and Albemarle County stood at 142,445 persons as of April 1, 2010. The VSD estimates that the two localities have grown by 9% to a population of 154,786 as of 2016 and projects these localities will continue to grow to a population of 163,508 by 2020, or 15% higher than the 2010 Census total. Charlottesville and Albemarle County support a diverse, well-rounded economy. Stability in the local economy stems from the significant number of persons employed by a wide variety of employers including the University of Virginia, large medical and research facilities such as Sentara Martha Jefferson and UVA Health Services, insurance and technology companies, Federal government-based facilities, and a large number of national retail chains.

The combined population of the City of Winchester and Frederick County was 104,508 persons according to the 2010 Census. The VSD estimates that the combined populations for these two areas have already grown to 111,529 by 2016, a 7% increase over the six years, and expects these populations to be 115,279 by 2020, an increase of 10% over the 2010 Census figure. The Winchester area combines growth within its own service and industrial sectors with growth attributable to the western and southern regions of Northern Virginia.

The Company’s newest market area of the City of Harrisonburg and Rockingham County is estimated by VSD to have a population of 133,959 as of 2016, up 7% from the 2010 Census total of 125,228 and is projected to grow to 140,311 persons by 2020, a 12% increase over the 2010 population.

Orange County had a population of approximately 33,481 persons as of the 2010 Census. 2016 VSD estimates show the population to have grown to 33,777 persons and project that the county will grow to a population of 34,442 by 2020, a 3% increase over the 2010 Census total.

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

In addition to competing with other commercial banks within and outside its primary service areas, the Company competes with other financial institutions engaged in the business of making loans or accepting deposits, such as credit unions, insurance companies, small loan companies, finance companies, mortgage companies, certain governmental agencies and other enterprises. Competition for funds from securities brokers and mutual funds for money market accounts is strong. Additional competition for deposits comes from government and private issuers of debt obligations and other investment alternatives for depositors such as money market funds.

The market areas served by the Company are highly competitive with respect to banking. Competition for loans to businesses and professionals is intense, and pricing is important. Many of the Company’s competitors have substantially greater resources and lending limits than the Company and offer certain services such as extensive and established branch networks that the Company does not expect to match. Deposit competition is also very strong. Management believes, however, that a market exists for the personal and customized financial services an independent, locally owned bank can offer.

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

Banking Acquisitions; Changes in Control. The BHC Act and related regulations require, among other things, the prior approval of the Federal Reserve in any case where a bank holding company proposes to (i) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless it already owns a majority of such voting shares), (ii) acquire all or substantially all of the assets of another bank or bank holding company, or (iii) merge or consolidate with any other bank holding company. In determining whether to approve a proposed bank acquisition, the Federal Reserve will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, any outstanding regulatory compliance issues of any institution that is a party to the transaction, the projected capital ratios and levels on a post-acquisition basis, the financial condition of each institution that is a party to the transaction and of the combined institution after the transaction, and the acquiring institution’s performance under the Community Reinvestment Act of 1977 and its compliance with fair housing and other consumer protection laws.

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

In addition, Virginia law requires the prior approval of the SCC for (i) the acquisition by a Virginia bank holding company of more than 5% of the voting shares of a Virginia bank or a Virginia bank holding company, or (ii) the acquisition by any other person of control of a Virginia bank holding company or a Virginia bank.

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

Safety and Soundness. There are a number of obligations and restrictions imposed on bank holding companies and their subsidiary banks by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance fund in the event of a depository institution insolvency, receivership, or default. For example, under the Federal Deposit Insurance Company Improvement Act of 1991, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any subsidiary bank that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

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

Capital Requirements. The Federal Reserve imposes certain capital requirements on bank holding companies under the BHC Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “The Bank – Capital Requirements.” Subject to its capital requirements and certain other restrictions, the Company is able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid by the Bank to the Company.

Limits on Dividends and Other Payments. The Company is a legal entity, separate and distinct from its subsidiaries. A significant portion of the revenues of the Company result from dividends paid to it by the Bank. There are various legal limitations applicable to the payment of dividends by the Bank to the Company and to the payment of dividends by the Company to its shareholders. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. The OCC has advised that a national bank should generally pay dividends only out of current operating earnings. Under current regulations, prior approval from the Federal Reserve is required if cash dividends declared by the Bank in any given year exceed net income for that year, plus retained net profits of the two preceding years. The payment of dividends by the Bank or the Company may be limited by other factors, such as requirements to maintain capital above regulatory guidelines. Bank regulatory agencies have the authority to prohibit the Bank or the Company from engaging in an unsafe or unsound practice in conducting its respective business. The payment of dividends, depending on the financial condition of the Bank, or the Company, could be deemed to constitute such an unsafe or unsound practice.

Under the FDIA, insured depository institutions such as the Bank, are prohibited from making capital distributions, including the payment of dividends, if, after making such distributions, the institution would become “undercapitalized” (as such term is used in the statute). Based on the Bank’s current financial condition, the Company does not expect that this provision will have any impact on its ability to receive dividends from the Bank.

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

The federal banking agencies have adopted final rules regarding capital requirements and calculations of risk-weighted assets to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.

Under these updated risk-based capital requirements of the Federal Reserve and the OCC, the Company and the Bank are required to maintain (i) a minimum ratio of total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 8.0% (unchanged from the prior requirement); (ii) a minimum ratio of Tier 1 capital (which consists principally of common and certain qualifying preferred shareholders’ equity, including grandfathered trust preferred securities, as well as retained earnings, less certain intangibles and other adjustments) to risk-weighted assets of at least 6.0% (increased from the prior requirement of 4.0%); and (iii) a minimum ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5% (a new requirement). These rules provide that Tier 2 capital consists of cumulative preferred stock, long-term perpetual preferred stock, a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), and a limited amount of the general loan loss allowance. The Tier 1, common equity Tier 1, and total capital to risk-weighted asset ratios of the Company were 11.91%, 11.91% and 12.66%, respectively, as of December 31, 2016, thus exceeding the minimum requirements. The Tier 1, common equity Tier 1, and total capital to risk-weighted asset ratios of the Bank were 11.67%, 11.67% and 12.41%, respectively, as of December 31, 2016, also exceeding the minimum requirements.

Each of the federal bank regulatory agencies also has established a minimum leverage capital ratio of Tier 1 capital to average adjusted assets (“Tier 1 leverage ratio”). The guidelines require a minimum Tier 1 leverage ratio of 3.0% for advanced approach banking organizations; all other banking organizations are required to maintain a minimum Tier 1 leverage ratio of 4.0%. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 leverage ratio must be at least 5.0%. Banking organizations that have experienced internal growth or made acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. No regulatory authority has advised the Company or the Bank of any specific minimum leverage ratio applicable to either entity. As of December 31, 2016, the Tier 1 leverage ratios of the Company and the Bank were 10.31% and 10.10%, respectively, well above the minimum requirements.

The final rules also impose a capital conservation buffer requirement that is being phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

When fully phased in on January 1, 2019, the rules will require the Company and the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation); (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation); (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

With respect to the Bank, the final rules also revised the “prompt corrective action” regulations pursuant to Section 38 of the FDIA by (i) introducing a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well-capitalized status being 8.0% (as compared to the prior ratio of 6.0%); and (iii) eliminating the provision that provided that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well-capitalized. These new thresholds were effective for the Bank as of January 1, 2015. The minimum total capital to risk-weighted assets ratio (10.0%) and minimum leverage ratio (5.0%) for well-capitalized status were unchanged by the final rules.

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

Deposit Insurance. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments based on average total assets minus average tangible equity to maintain the DIF.

As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment structure, set a target “designated reserve ratio” of 2 percent for the DIF and established a lower assessment rate schedule when the reserve ratio reaches 1.15 percent and, in lieu of dividends, provides for a lower assessment rate schedule, when the reserve ratio reaches 2 percent and 2.5 percent. An institution's assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three year period, which considers the institution’s weighted average CAMELS component rating, and is subject to further adjustments including related to levels of unsecured debt and brokered deposits (not applicable to banks with less than $10 billion in assets). At December 31, 2016, total base assessment rates institutions that have been insured for at least five years range from 1.5 to 40 basis points, with rates of 1.5 to 30 basis points applying to banks with less than $10 billion in assets. In 2016 and 2015, the Company expensed $213,000 and $322,000, respectively, in regular deposit insurance assessments.

In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately one basis point of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019. In 2016 and 2015, the Company paid a Financing Corporation assessment of $28,000 and $29,000, respectively.

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

Loans to executive officers, directors, or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls, or has the power to vote more than 10% of any class of voting securities of a bank (“10% Shareholders”), are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and their corresponding regulations (Regulation O) and Section 13(k) of the Exchange Act relating to the prohibition on personal loans to executives (which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act). Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire Board of Directors. Section 22(h) of the Federal Reserve Act prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed the Bank’s unimpaired capital and unimpaired surplus. Section 22(g) of the Federal Reserve Act identifies limited circumstances in which the Bank is permitted to extend credit to executive officers.

Prompt Corrective Action. Federal banking regulators are authorized and, under certain circumstances, required to take certain actions against banks that fail to meet their capital requirements. The federal bank regulatory agencies have additional enforcement authority with respect to undercapitalized depository institutions. “Well capitalized” institutions may generally operate without additional supervisory restriction. With respect to “adequately capitalized” institutions, such banks cannot normally pay dividends or make any capital contributions that would leave it undercapitalized, they cannot pay a management fee to a controlling person if, after paying the fee, it would be undercapitalized, and they cannot accept, renew, or roll over any brokered deposit unless the bank has applied for and been granted a waiver by the FDIC.

Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank met the definition of being “well capitalized” as of December 31, 2016.

As described above in “The Bank – Capital Requirements,” the new capital requirement rules issued by the OCC incorporate new requirements into the prompt corrective action framework.

Community Reinvestment Act. The Bank is subject to the requirements of the Community Reinvestment Act of 1977 (“CRA”). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of the local communities, including low and moderate income neighborhoods. The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting such credit needs. In addition, in order for a bank holding company, like the Company, to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the bank holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance.” The Bank received a “satisfactory” CRA rating in its most recent examination.

Confidentiality of Customer Information. The Company and the Bank are subject to various laws and regulations that address the privacy of nonpublic personal financial information of customers. A financial institution must provide to its customers information regarding its policies and procedures with respect to the handling of customers’ personal information. Each institution must conduct an internal risk assessment of its ability to protect customer information. These privacy laws and regulations generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated parties without prior notice and approval from the customer.

Required Disclosure of Customer Information. The Company and the Bank are also subject to various laws and regulations that attempt to combat money laundering and terrorist financing. The Bank Secrecy Act requires all financial institutions to, among other things, create a system of controls designed to prevent money laundering and the financing of terrorism, and imposes recordkeeping and reporting requirements. The USA Patriot Act added additional regulations to facilitate information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering, imposes standards for verifying customer identification at account opening, and requires financial institutions to establish anti-money laundering programs. The OFAC, which is a division of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. If the Bank finds a name of an “enemy” of the United States on any transaction, account, or wire transfer that is on an OFAC list, it must freeze such account or place transferred funds into a blocked account, and report it to OFAC.

Volcker Rule. The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of 3% of Tier 1 capital in private equity and hedge funds (known as the “Volcker Rule”). On December 10, 2013, the federal bank regulatory agencies adopted final rules implementing the Volcker Rule. These final rules prohibit banking entities from (i) engaging in short-term proprietary trading for their own accounts and (ii) having certain ownership interests in and relationships with hedge funds or private equity funds. The final rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The final rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Although the final rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company and the Bank. The final rules were effective April 1, 2014, with full compliance being phased in over a period that ended on July 21, 2016. The final rules did not have a material impact on the Company's financial position.

Consumer Financial Protection. The Bank is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Servicemembers’ Civil Relief Act, Secure and Fair Enforcement for Mortgage Licensing Act, laws governing flood insurance, federal and state laws prohibiting unfair and deceptive business practices, foreclosure laws, and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. If the Bank fails to comply with these laws and regulations, it may be subject to various penalties. Failure to comply with consumer protection requirements may also result in failure to obtain any required bank regulatory approval for merger or acquisition transactions the Bank may wish to pursue or being prohibited from engaging in such transactions even if approval is not required.

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (the “CFPB”), and giving it responsibility for implementing, examining, and enforcing compliance with federal consumer protection laws. The CFPB focuses on (i) risks to consumers and compliance with the federal consumer financial laws; (ii) the markets in which firms operate and risks to consumers posed by activities in those markets; (iii) depository institutions that offer a wide variety of consumer financial products and services; and (iv) non-depository companies that offer one or more consumer financial products or services. The CFPB is responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets. While the Bank, like all banks, is subject to federal consumer protection rules enacted by the CFPB, because the Company and the Bank have total consolidated assets of $10 billion or less, the OCC oversees the application to the Bank of most consumer protection aspects of the Dodd-Frank Act and other laws and regulations.

The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive, or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction. Further, regulatory positions taken by the CFPB with respect to financial institutions with more than $10 billion in assets may influence how other regulatory agencies apply the subject consumer financial protection laws and regulations.

Mortgage Banking Regulation. In connection with making mortgage loans, the Company and the Bank are subject to rules and regulations that, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers, in some cases restrict certain loan features and fix maximum interest rates and fees, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level.

The Company’s and the Bank’s mortgage origination activities are subject to Regulation Z, which implements the Truth in Lending Act. Certain provisions of Regulation Z require creditors to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Creditors are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the creditor to consider the following eight underwriting factors when making the credit decision: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) the monthly payment on the covered transaction; (iv) the monthly payment on any simultaneous loan; (v) the monthly payment for mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) the monthly debt-to-income ratio or residual income; and (viii) credit history. Alternatively, the creditor can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount, and the consumer’s debt-to-income ratio (“DTI”) must be below the prescribed threshold. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance. Small creditors, as described below, may originate qualified mortgages that are not restricted by the specific DTI threshold (however, the DTI must still be considered). Small creditors are those financial institutions that meet the following requirements: (i) have assets below $2 billion (adjustable annually by CFPB); (ii) originated no more than 500 first-lien, closed-end residential mortgages subject to the ability-to-repay requirements in the preceding calendar year; and (iii) hold the qualified mortgage loan in its portfolio after origination. The Company, as a small creditor, does comply with the “qualified mortgage rules” and the other applicable Truth in Lending requirements.

Incentive Compensation. In 2010, the federal bank regulatory agencies issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Interagency Guidance on Sound Incentive Compensation Policies, which covers all employees that have the ability to materially affect the risk profile of financial institutions, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution’s ability to effectively identify and manage risks; (ii) be compatible with effective internal controls and risk management; and (iii) be supported by strong corporate governance, including active and effective oversight by the financial institution’s Board of Directors.

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

In 2016, the SEC and the federal banking agencies proposed rules that prohibit covered financial institutions (including bank holding companies and banks) from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons (consisting of senior executive officers and significant risk takers, as defined in the rules) with excessive compensation, fees, or benefits that could lead to material financial loss to the financial institution. The proposed rules (i) outline factors to be considered when analyzing whether compensation is excessive and whether an incentive-based compensation arrangement encourages inappropriate risks that could lead to material loss to the covered financial institution and (ii) establishes minimum requirements that incentive-based compensation arrangements must meet to be considered to not encourage inappropriate risks and to appropriately balance risk and reward. The proposed rules also impose additional corporate governance requirements on the boards of directors of covered financial institutions and impose additional record-keeping requirements. The comment period for these proposed rules has closed and a final rule has not yet been published.

Cybersecurity. In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution falls victim to this type of cyber-attack. This includes appropriate due diligence of its critical service providers to ensure effective recovery efforts have been implemented. If the Company fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, and the expanding use of technology-based products and services. The Company is, however, taking industry-leading measures to combat these types of threats and manage risk to the Company and its customers.

Future Regulation

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company and the Bank in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company or the Bank.

Effect of Governmental Monetary Policies

The Company’s operations are affected not only by general economic conditions but also by the policies of various regulatory authorities. In particular, the Federal Reserve uses monetary policy tools to impact money market and credit market conditions and interest rates to influence general economic conditions. These policies have a significant impact on overall growth and distribution of loans, investments, and deposits; they affect market interest rates charged on loans or paid for time and savings deposits. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks, including the Company, in the past and are expected to do so in the future.

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

Employees

At December 31, 2016, the Company had 85 full time equivalent employees. None of its employees are represented by any collective bargaining unit. The Company considers relations with its employees to be good.

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

Item 1A. RISK FACTORS.

Not required

Item 1B. UNRESOLVED STAFF COMMENTS.

None

Item 2. PROPERTIES.

The Company and its subsidiaries currently occupy six full-service banking facilities in Charlottesville, Winchester, and Albemarle and Orange Counties. The Company’s main office and a full-service banking facility are located at 404 People Place, Charlottesville, Virginia. Full-service banking facilities are also located at 222 East Main Street, Charlottesville, Virginia; 1580 Seminole Trail, Charlottesville, Virginia; 1900 Arlington Boulevard, Charlottesville, Virginia; 102 East Main Street, Orange, Virginia; and 3119 Valley Avenue, #102, Winchester, Virginia.

The Company’s lease for the Loudoun Mall banking office located at 186 North Loudoun Street, Winchester, Virginia expired, and the Company permanently closed that office on October 28, 2016. The Company is continuing to search for at least one new branch office location in Winchester. Any new offices that the Company decides to add are expected to be small commercial spaces.

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

The property located at 1580 Seminole Trail, Charlottesville, Virginia has been fully owned by the Company since 2012. As of December 31, 2016, all of the other locations were leased from parties other than related parties. The banking facility located at 1900 Arlington Boulevard, Charlottesville, Virginia, was constructed by the Bank on a pad site which is leased by the Company; this facility has additional space not occupied by the banking facility that has been leased to tenants.

See Note 6 – Premises and Equipment in the notes to consolidated financial statements in Item 8. Financial Statements and Supplementary Data for information with respect to the amounts at which the Company’s premises and equipment are carried and commitments under long-term leases.

Item 3. LEGAL PROCEEDINGS.

In the ordinary course of its operations, the Company and/or its subsidiaries are parties to various legal proceedings. Based on the information presently available, and after consultation with legal counsel, management believes that the ultimate outcome of such proceedings, in the aggregate, will not have an adverse effect on the business or financial condition of the Company and its subsidiaries.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable

Part II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock Performance and Dividends

Virginia National Bankshares Corporation’s Common Stock is quoted on the OTC Markets Group’s OTCQX tier (“OTCQX”) under the symbol VABK. As of December 31, 2016, the Company had issued and outstanding 2,368,777 shares of Common Stock. These shares were held by approximately 500 shareholders of record, not including beneficial holders of securities held in street name at a brokerage or other firm.

The payment of dividends is at the discretion of the Company’s Board of Directors and is subject to various federal and state regulatory limitations. As a bank holding company, the ability to pay dividends is dependent upon the overall performance and capital requirements of the Bank.

The data in the table below represents the high bid and low bid quotations that occurred for the periods shown, as reported by the OTCQX, for the years ended December 31, 2016 and December 31, 2015. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Additionally, the table shows the dividends declared per quarter in 2016 and 2015.

	Bid Quotations				Dividends Declared
	2016		2015		2016	2015
	High	Low	High	Low
First Quarter	$24.20	$22.80	$22.70	$21.50	$0.100	$0.075
Second Quarter	$24.50	$22.95	$22.45	$21.75	$0.130	$0.100
Third Quarter	$25.01	$23.72	$23.00	$21.70	$0.130	$0.100
Fourth Quarter	$28.00	$24.28	$25.00	$22.52	$0.130	$0.100
Total					$0.490	$0.375

American Stock Transfer and Trust Company is the Company’s stock transfer agent and registrar.

Stock Repurchase Program

On September 22, 2014, the Company announced the approval by its Board of Directors of a stock repurchase program authorizing repurchase of up to 400,000 shares of the Company's common shares through the open market or in privately negotiated transactions. The Company announced on September 21, 2015 that its Board of Directors extended the program for another year. A total of 343,559 shares were purchased during the life of the program. A total of 55,062 shares were purchased during 2016, all during the first quarter. The extended repurchase program expired in September 2016.

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

●

Fair value measurements are used by the Company to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realized value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Additional discussion of valuation methodologies is presented in Note 15 – Fair Value Measurements in the notes to consolidated financial statements.

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

●

Intangible Asset accounting policies require that goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually, or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. Intangible assets with definite useful lives are amortized over their estimated useful lives, which range from 3 to 10 years, to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company’s Consolidated Balance Sheets. See Note 1 – Summary of Significant Accounting Policies and Note 7 – Intangible Assets, in the notes to consolidated financial statements, for further detail on the accounting policies for intangible assets.

●

Income Tax accounting policies have the objective to recognize the amount of taxes payable or refundable for the current year and the deferred tax assets and liabilities for future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could impact the Company’s consolidated financial condition or results of operations. See Note 1 – Summary of Significant Accounting Policies and Note 9 – Income Taxes, in the notes to consolidated financial statements, for further detail on the accounting policies for income taxes and for components of the deferred tax assets and liabilities.

Non-GAAP Presentations

The Company, in referring to its net income and net interest income, is referring to income computed in accordance with GAAP, unless otherwise noted. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations also refer to various calculations that are non-GAAP presentations. They include:

●

Fully taxable-equivalent (“FTE”) adjustments – Net interest margin and efficiency ratios are presented on an FTE basis, consistent with SEC guidance in Industry Guide 3 which states that tax exempt income may be calculated on a tax-equivalent basis. This is a non-GAAP presentation. The FTE basis adjusts for the tax-exempt status of net interest income from certain investments using a federal tax rate of 34%, where applicable, to increase tax-exempt interest income to a taxable-equivalent basis.

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

Net interest income is discussed in Management's Discussion and Analysis on a GAAP basis unless noted as "FTE," and the reconcilement below shows the fully taxable-equivalent adjustment to net interest income to aid the reader in understanding the computations of net interest margin and the efficiency ratio on a non-GAAP basis (dollars in thousands):

Reconcilement of Non-GAAP Measures:	For the twelve months ended
	December 31, 2016	December 31, 2015
Net interest income	$18,274	$16,308
Fully taxable-equivalent adjustment	162	225
Net interest income (FTE)	$18,436	$16,533

Efficiency ratio	64.4%	77.4%
Impact of FTE adjustment	-0.5%	-0.8%
Efficiency ratio (FTE)	63.9%	76.6%

Net interest margin	3.46%	3.14%
Fully tax-equivalent adjustment	0.03%	0.05%
Net interest margin (FTE)	3.49%	3.19%

Results of Operations

Consolidated Return on Assets and Equity and Other Key Ratios

The annualized ratio of net income to average total assets and average shareholders' equity and certain other ratios for the periods indicated are as follows:

	2016	2015	2014
Return on average assets	1.02%	0.56%	0.37%
Return on average equity	9.86%	5.34%	3.16%
Average equity to average assets	10.36%	10.55%	11.62%
Cash dividend payout ratio	20.33%	30.49%	39.09%
Efficiency ratio (FTE)	63.95%	76.60%	85.70%

Net income for the year ended December 31, 2016 was $5.7 million, or $2.41 per diluted share, an 84.2% increase compared to $3.1 million, or $1.23 per diluted share, for the year ended December 31, 2015. This $2.6 million increase was positively impacted by a $2.0 million increase in net interest income (on a GAAP basis), a $1.1 million decrease in noninterest expense, an increase of $612,000 in noninterest income, and a decrease of $352,000 in provision for loan loss. Negatively affecting net income for 2016 compared to 2015 was an increase of $1.4 million in provision for income taxes.

The efficiency ratio (FTE) for 2016 compared favorably to 2015 as a result of improvements on both sides of the equation with lower noninterest expense and increased net interest and noninterest income. The efficiency ratio (FTE) was 63.9% for the year ended December 31, 2016 compared to 76.6% for the same period of 2015. Loan and deposit growth added to the revenue stream, while cost containment strategies lowered expenses.

The Company has two reportable segments, the Bank and VNB Wealth. The Bank’s commercial banking activities involve making loans, taking deposits and offering related services to individuals, businesses and charitable organizations. Loan fee income, service charges from deposit accounts, and other non-interest-related revenue such as fees for debit cards and ATM usage and fees for treasury management services generate additional income for this segment. The VNB Wealth segment includes (a) trust income from the investment management, wealth advisory and trust and estate services offered by VNBTrust, comprised of both management fees and performance fees, and (b) brokerage and insurance income from retail brokerage, investment advisory, annuity and insurance services offered under the name of VNB Investment Services.

During February 2016, VNB Wealth purchased the book of business, including interest in the client relationships, (“Purchased Relationships”), from a current officer (the “Seller”) of VNB Wealth pursuant to an employment and asset purchase agreement (the “Purchase Agreement”). Prior to becoming an employee of VNB Wealth and until the Effective Date of the sale, the Seller provided services to these Purchased Relationships as a sole proprietor. Under the terms of the Purchase Agreement, the Company will receive all future revenue for brokerage, investment management, advisory, insurance, consulting, trust and related services performed for the Purchased Relationships. More information on this purchase can be found under Intangible Assets in Note 7 of the notes to consolidated financial statements, which is found in Item 8. Financial Statements and Supplementary Data, later in this report.

The Bank segment earned net income of $5.7 million in 2016, a $1.9 million increase over the $3.8 million netted in 2015. VNB Wealth segment recorded a loss of $699,000 in 2015 and improved to a breakeven level of net income in 2016.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income (FTE) is computed as the difference between the interest income on earning assets on a taxable-equivalent basis and the interest expense on deposits and other interest bearing liabilities. Net interest income (FTE) represents the principal source of revenue for the Company and accounted for 77.1% of the total revenue in 2016. Net interest margin (FTE) is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income (FTE) and net interest margin (FTE).

The following table details the average balance sheet, including an analysis of net interest income (FTE) for earning assets and interest bearing liabilities, for the years ended December 31, 2016, 2015, and 2014.

Consolidated Average Balance Sheet and Analysis of Net Interest Income (FTE)

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014
		Interest	Average		Interest	Average		Interest	Average
	Average	Income	Yield/	Average	Income	Yield/	Average	Income	Yield/
(dollars in thousands)	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost
ASSETS
Interest earning assets:
Securities
Taxable securities	$58,516	$1,066	1.82%	$109,337	$2,014	1.84%	$119,774	$2,248	1.88%
Tax exempt securities [1]	14,023	476	3.39%	18,858	660	3.50%	19,876	723	3.64%
Total securities [1]	72,539	1,542	2.13%	128,195	2,674	2.09%	139,650	2,971	2.13%
Loans:
Real estate	301,513	12,646	4.19%	264,369	11,219	4.24%	231,310	10,253	4.43%
Commercial	64,263	2,280	3.55%	73,131	2,545	3.48%	51,799	1,871	3.61%
Consumer	62,510	2,765	4.42%	27,115	990	3.65%	12,811	424	3.31%
Total Loans	428,286	17,691	4.13%	364,615	14,754	4.05%	295,920	12,548	4.24%
Fed funds sold	26,813	129	0.48%	24,347	58	0.24%	41,156	90	0.22%
Other interest bearing deposits	1,099	11	1.00%	1,751	21	1.20%	1,767	19	1.08%
Total earning assets	528,737	19,373	3.66%	518,908	17,507	3.37%	478,493	15,628	3.27%
Less: Allowance for loan losses	(3,385)			(3,438)			(3,240)
Total non-earning assets	37,382			38,278			41,044
Total assets	$562,734			$553,748			$516,297

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest bearing liabilities:
Interest bearing deposits:
Interest checking	$90,490	$45	0.05%	$82,641	$41	0.05%	$81,881	$41	0.05%
Money market deposits	109,840	230	0.21%	99,918	210	0.21%	89,061	164	0.18%
Time deposits	113,123	619	0.55%	115,092	674	0.59%	122,659	686	0.56%

Total interest-bearing deposits	313,453	894	0.29%	297,651	925	0.31%	293,601	891	0.30%

Fed funds purchased &
securities sold under
agreement to repurchase	18,588	43	0.23%	20,171	49	0.24%	15,480	37	0.24%

Total interest-bearing liabilities	332,041	937	0.28%	317,822	974	0.31%	309,081	928	0.30%

Non-Interest-Bearing Liabilities:
Demand deposits	170,909			176,256			144,964
Other liabilities	1,510			1,233			2,277
Total liabilities	504,460			495,311			456,322
Shareholders' equity	58,274			58,437			59,975
Total liabilities & shareholders' equity	$562,734			$553,748			$516,297

Net interest income (FTE)		$18,436			$16,533			$14,700
Interest rate spread [2]			3.38%			3.06%			2.97%
Interest expense as a percentage
of average earning assets			0.18%			0.19%			0.19%
Net interest margin (FTE) [3]			3.49%			3.19%			3.07%

(1)	Tax-exempt income for investment securities has been adjusted to a fully tax-equivalent basis (FTE), using a Federal income tax rate of 34%. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP Presentations earlier in this section for a reconcilement of GAAP to non-GAAP net interest income and net interest margin.
(2)	Interest spread is the average yield earned (FTE) on earning assets less the average rate paid on interest-bearing liabilities.
(3)	Net interest margin (FTE) is net interest income (FTE) expressed as a percentage of average earning assets.

This next table describes the impact on the net interest income (FTE) of the Company resulting from changes in average balances and average rates for the periods indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. Interest income is reported on a tax-equivalent basis.

Volume and Rate Analysis

2016 compared to 2015
(dollars in thousands)

	Change due to:		Increase/
	Volume	Rate	(Decrease)
Assets:
Securities	$(1,182)	$50	$(1,132)
Loans:
Real estate	1,559	(132)	1,427
Commercial	(314)	49	(265)
Consumer	1,528	247	1,775
Total loans	2,773	164	2,937
Federal funds sold	6	65	71
Other interest bearing deposits	(7)	(3)	(10)
Total earning assets	$1,590	$276	$1,866

Liabilities and Shareholders' equity:
Interest-bearing deposits:
Interest checking	$4	$-	$4
Money market	21	(1)	20
Time deposits	(11)	(44)	(55)
Total interest-bearing deposits	14	(45)	(31)
Fed funds purchased &
securities sold under
agreements to repurchase	(4)	(2)	(6)
Total interest-bearing liabilities	10	(47)	(37)
Change in net interest income	$1,580	$323	$1,903

2015 compared to 2014
(dollars in thousands)

	Change due to:		Increase/
	Volume	Rate	(Decrease)
Assets:
Securities	$(240)	$(57)	$(297)
Loans:
Real estate	1,417	(451)	966
Commercial	745	(71)	674
Consumer	518	48	566
Total loans	2,680	(474)	2,206
Federal funds sold	(39)	7	(32)
Other interest bearing deposits	-	2	2
Total earning assets	$2,401	$(522)	$1,879

Liabilities and Shareholders' equity:
Interest-bearing deposits:
Interest checking	$-	$-	$-
Money market	21	25	46
Time deposits	(43)	31	(12)
Total interest-bearing deposits	(22)	56	34
Fed funds purchased &
securities sold under
agreements to repurchase	11	1	12
Total interest-bearing liabilities	(11)	57	46
Change in net interest income	$2,412	$(579)	$1,833

For the twelve months of 2016, net interest income (FTE) of $18.4 million was recognized, an improvement of $1.9 million or 11.5% over the same period in 2015. Net interest income (FTE) for 2015 totaled $16.5 million and was $1.8 million higher than the 2014 total of $14.7 million. Average earning assets increased $9.8 million in 2016 compared to 2015 and increased $40.4 million in 2015 compared to the prior year. The increase in volume, along with an improved mix in earning assets, contributed to the significant rise in revenue over the two year period. The average balance for loans as a percentage of earnings assets for 2016 improved to 81.0% compared to 70.3% and 61.8% in 2015 and 2014, respectively.

The 2016 net interest margin (FTE) improved 30 basis points to 3.49% from 3.19% for the year ended December 31, 2015. The 2015 net interest margin (FTE) improved 12 basis points from 3.07% for the year ended December 31, 2014. The tax-equivalent yield on average earning assets for 2016 of 3.66% was 29 basis points higher than the 2015 yield of 3.37% and was 39 basis points higher than the 2014 yield of 3.27%, resulting in the margin improvement. Although loan yields of 4.13% and 4.05% for 2016 and 2015, respectively, were both lower than the 4.24% loan yield of 2014, the significant increase in average loans and the resultant shift in the earning asset mix contributed to the overall yield increase on earning assets. Average loans for 2016 of $428.3 million were $63.7 million higher than the 2015 average of $364.6 million, and 2015’s average was $68.7 million higher than the prior year’s average of $295.9 million. Loan yields contracted due to lower rates on new production in the protracted low interest rate environment combined with pay-offs and repricing of higher interest loans.

Interest expense as a percentage of average earning assets remained fairly consistent and low compared to peers at 18 basis points for 2016 and 19 basis points for 2015 and 2014. A continuing primary driver of the Company’s low cost of funds compared to peers is the Company’s level of non-interest bearing demand deposits and low-cost deposit accounts. Below is a table illustrating the average balances of these accounts as a percentage of total deposit account balances.

Non-interest and low-cost deposit account analysis

(dollars in thousands)	2016		2015		2014
	Average	% of Total	Average	% of Total	Average	% of Total
	Balance	Deposits	Balance	Deposits	Balance	Deposits
Non-interest demand deposits	$170,909	35.2%	$176,256	37.2%	$144,964	33.0%
Interest checking accounts	90,490	18.7%	82,641	17.4%	81,881	18.7%
Money market deposit accounts	109,840	22.7%	99,918	21.1%	89,061	20.3%
Total non-interest and low-cost
deposit accounts	$371,239	76.6%	$358,815	75.7%	$315,906	72.0%
Total deposit account balances	$484,362		$473,907		$438,565

Provision for Loan Losses

The level of the allowance reflects changes in the size of the portfolio or in any of its components as well as management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, and economic, political and regulatory conditions. Additional information concerning management’s methodology in determining the adequacy of the allowance for loan losses is contained later in this section under Allowance for Loan Losses, in addition to Note 1 and Note 4 of the notes to consolidated financial statements, found in Item 8. Financial Statements and Supplementary Data, later in this report.

Based on management’s continuing evaluation of the loan portfolio in 2016, the Company recorded a provision for loan losses of $111,000, compared to a provision of $463,000 in 2015. The allowance for loan losses as a percentage of total loans was 0.77% at December 31, 2016 compared to 0.84% at December 31, 2015. The decreased balance in the allowance relative to total loans, compared to the prior year, is reflective of the lower net charge-offs during the prior three year period. This decline in the required reserve was the major factor driving the $352,000 decrease in the provision for loan loss between 2016 and 2015. Allowance for loan losses for the year 2016 compared to 2015 increased a modest 3.4%, even though total loan balances increased 13.8% over that same period.

The following is a summary of the changes in the allowance for loan losses for the years ended December 31, 2016, 2015, and 2014:

(dollars in thousands)	2016	2015	2014
Allowance for loan losses, January 1	$3,567	$3,164	$3,360
Charge-offs	(37)	(141)	(551)
Recoveries	47	81	49
Provision for loan losses	111	463	306
Allowance for loan losses, December 31	$3,688	$3,567	$3,164

Allowance for loan losses as a percentage
of period-end total loans	0.77%	0.84%	1.01%

Noninterest Income

The major components of noninterest income are detailed below. Year-to-year variances are shown for each noninterest income category.

	For the year ended December 31		Variance
(dollars in thousands)	2016	2015	$	%
Noninterest income:
Trust income	$1,969	$1,710	$259	15.1%
Brokerage and insurance income	389	29	360	1241.4%
Royalty income	40	140	(100)	-71.4%
Customer service fees	923	956	(33)	-3.5%
Debit/credit card and ATM fees	874	825	49	5.9%
Earnings/increase in value of
bank owned life insurance	441	442	(1)	-0.2%
Fees on mortgage sales	230	217	13	6.0%
Gains on sales of securities	197	104	93	89.4%
Gains (losses) on sales of assets	(19)	-	(19)	N/A
Other	439	448	(9)	-2.0%
Total noninterest income	$5,483	$4,871	$612	12.6%

Noninterest income for the year ended December 31, 2016 increased over the prior year by $612,000, primarily due to the increases in brokerage and insurance income of $360,000, trust income of $259,000, and gains on sales of securities of $93,000. These increases were offset by a decrease in royalty income of $100,000. More information on royalty income and the related sale can be found under Summary of Significant Accounting Policies in Note 1 of the notes to consolidated financial statements, which is found in Item 8. Financial Statements and Supplementary Data, later in this report.

Brokerage and insurance income for the twelve months of 2016 totaled $389,000 compared to $29,000 in the prior twelve months. The purchase of the wealth management book of business early in 2016 accounted for the increase in the brokerage and insurance revenue. More information on this purchase can be found under Intangible Assets in Note 7 of the notes to consolidated financial statements, which is found in Item 8. Financial Statements and Supplementary Data, later in this report.

Trust performance fees, if any, are generally realized in the fourth quarter each year as they are contingent and variable based upon the performance on a year-over-year basis of the accounts that VNB Wealth Management actively manages. Performance fees of $403,000 were recognized during 2016, compared to performance fees of $16,000 recognized during 2015, and were the major factor in the $259,000 increase in trust income.

Noninterest Expense

In a year-over-year comparison, noninterest expense of $15.3 million reported for the twelve months of 2016 was down $1.1 million or 6.7% from the $16.4 million for the same period of 2015. The major components of noninterest expense are detailed below. Year-to-year variances are shown for each noninterest expense category.

	For the year ended December 31		Variance
(dollars in thousands)	2016	2015	$	%
Noninterest expense:
Salaries and employee benefits	$7,814	$8,869	$(1,055)	-11.9%
Net occupancy	1,872	1,940	(68)	-3.5%
Equipment	558	550	8	1.5%
ATM, debit and credit card	305	301	4	1.3%
Bank franchise tax	432	381	51	13.4%
Computer software	385	332	53	16.0%
Data processing	1,168	1,049	119	11.3%
FDIC deposit insurance assessment	241	351	(110)	-31.3%
Marketing, advertising and promotion	398	505	(107)	-21.2%
Net OREO write downs and expenses	-	231	(231)	-100.0%
Professional fees	499	544	(45)	-8.3%
Other	1,624	1,345	279	20.7%
Total noninterest expense	$15,296	$16,398	$(1,102)	-6.7%

Salaries and employee benefits accounted for $1.1 million of the savings. At December 31, 2016, the Company had 85 full time equivalent employees compared to 94 at year-end 2015. A concerted effort to utilize technology more efficiently and to reassess the headcounts needed in offices and departments led to the headcount decrease and resulted in lower expenses for salaries and employee benefits. In addition, 2015 was the last year that the Company accrued for guaranteed bonuses, which were strategically used to retain valued personnel to stabilize the VNB Wealth Management team during its planned transition.

Decreased FDIC deposit insurance assessments of $110,000, marketing and promotion expenses of $107,000, and OREO writedowns and expenses of $231,000, together with more modest decreases in other noninterest expense categories, were other drivers in the year-over-year decline. Management continues to evaluate expense categories for potential reductions that would have a positive impact on net income on an ongoing basis.

Provision for Income Taxes

In 2016, the Company provided $2.6 million for Federal income taxes, resulting in an effective income tax rate of 31.2%. For 2015, the Company provided $1.2 million for Federal income taxes, resulting in an effective income tax rate of 27.7%. The effective income tax rates differed from the U.S. statutory rate of 34% during the comparable periods primarily due to the effect of tax-exempt income from municipal bonds and life insurance policies. The tax benefits from the tax-exempt income in 2016 and 2015 of $263,000 and $298,000, respectively, remained fairly constant over the two periods. However, the higher effective tax rate for 2016 compared to the prior year was a result of significantly higher net income before taxes that was taxable at the full statutory rate.

More information on income taxes, including net deferred taxes can be found in Note 9 – Income Taxes of the notes to consolidated financial statements which is found in Item 8. Financial Statements and Supplementary Data, later in this report.

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

As of December 31, 2016, the Company’s investment portfolio totaled $58.4 million, of which obligations of U.S. government corporations and government-sponsored enterprises amounted to $41.1 million, or approximately 70.5% of the total. The investment portfolio as of December 31, 2015 totaled $76.5 million. The year-over-year decline of 23.7% was a result of management’s focus on maximizing the earning capacity of the Company by moving funds from investment securities into higher yielding loans. The average yield, on a tax-equivalent basis, on the investment securities in 2016 was 2.13%, a full 2.0 percentage points lower than the average yield on loans of 4.13% for the same period. A discussion on the growth in the loan portfolio follows.

For the year ended December 31, 2016, proceeds from the sales and calls of securities amounted to $23.1 million, and gross realized gains on these securities were $197,000. For the year ended December 31, 2015, proceeds from the sales and calls of securities amounted to $72.3 million, and gross realized gains on these securities were $104,000.

In accordance with ASC 320, “Investments - Debt and Equity Securities,” the Company has categorized its unrestricted securities portfolio as Available for Sale (“AFS”). Securities classified as AFS may be sold in the future, prior to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. AFS securities are carried at fair value. Net aggregate unrealized gains or losses on these securities are included, net of taxes, as a component of shareholders’ equity. All of the Company’s securities were investment grade or better as of December 31, 2016. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon market recovery or the maturity of such instruments and thus believes that any impairment in value is interest-rate-related and therefore temporary. AFS securities included gross unrealized gains of $57,000 and gross unrealized losses of $1.2 million as of December 31, 2016.

Securities Available for Sale and Restricted Securities
(dollars in thousands)

Carrying Value of Securities	As of December 31,
	2016	2015	2014
Securities Available for Sale
Fair Value:
U.S. Government Agencies	$14,501	$11,378	$31,528
Corporate Bonds	2,010	5,964	21,276
Asset-Backed Securities	-	-	2,105
Mortgage-Backed Securities/CMOs	24,982	36,687	63,220
Municipal Bonds	15,169	20,772	23,687
	$56,662	$74,801	$141,816
Cost:
Federal Reserve Bank Stock	$1,039	$1,039	$1,039
Federal Home Loan Bank Stock	606	578	462
CBB Financial Corporation Stock	64	64	64
	$1,709	$1,681	$1,565

All mortgage-backed securities included in the above tables were issued by U.S. government agencies and corporations. At December 31, 2016, the securities issued by political subdivisions or agencies were highly rated with 89% of the municipal bonds having AA or higher ratings. Approximately 66% of the municipal bonds are general obligation bonds with issuers that are geographically diverse. The Company does not hold any derivative instruments. The Company held no issues that exceeded 10% of Shareholders' Equity at December 31, 2016.

The Company’s holdings of restricted securities totaled $1.7 million at December 31, 2016 and December 31, 2015 and consisted of stock in Federal Reserve Bank of Richmond, Federal Home Loan Bank of Atlanta, and stock of CBB Financial Corporation, the holding company for Community Bankers Bank. The Bank is required to hold stock in the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Atlanta as a condition of membership with each of these correspondent banks. The amount of stock required to be held by the Bank is periodically assessed by each bank, and the Bank may be subject to purchase or put back stock held in these banks, as determined by their respective calculations. Stock ownership in the bank holding company for Community Bankers’ Bank provides the Bank with several benefits that are not available to non-shareholder correspondent banks. None of these stock issues are traded on the open market and can only be redeemed by the respective issuer. Restricted stock holdings are recorded at cost.

The table shown below details the amortized cost and fair value of available for sale securities at December 31, 2016 based upon contractual maturities, by major investment categories. Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations. The tax-equivalent yield is based upon a federal tax rate of 34%. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP Presentations section earlier in Item 7.

Maturity Distribution and Average Yields
(dollars in thousands)

Contractual Maturities of Securities at December 31, 2016
			Yield	% of AFS
	Amortized Cost	Fair Value	(FTE)	Portfolio
U.S. Government-Sponsored Agencies:
After one year to five years	$4,998	$4,923	1.23%
After five years to ten years	10,000	9,578	1.75%
	$14,998	$14,501	1.57%	25.9%
Corporate Bonds
After one year to five years	$2,017	$2,010	2.06%
	$2,017	$2,010	2.06%	3.5%
Mortgage-Backed Securities/CMOs
After one year to five years	$1,062	$1,052	1.06%
After five years to ten years	6,776	6,696	1.37%
After ten years	17,632	17,234	1.87%
	$25,470	$24,982	1.70%	44.0%
Municipal Bonds
One year or less	$1,012	$1,015	2.20%
After one year to five years	3,887	3,879	2.37%
After five years to ten years	6,407	6,287	3.22%
After ten years	4,051	3,988	3.46%
	$15,357	$15,169	3.00%	26.5%

Total Securities Available for Sale	$57,842	$56,662	2.03%	100.0%

As stated, the above table reflects the distribution of the contractual maturities of the investment portfolio at December 31, 2016. Management’s investment portfolio strategy is to structure the portfolio so that it is a constant source of liquidity for the balance sheet. In order to achieve greater liquidity in the portfolio, securities that have a monthly flow of principal repayments become a key component. To illustrate the difference between contractual maturity and average life, consider the difference for the fixed rate mortgage-backed securities (MBS) component of this portfolio. At December 31, 2016, the weighted average maturity (WAM) of the fixed rate MBS sector was 9.4 years, and the projected average life for this group of securities is 3.7 years.

Another indication of the investment portfolio’s liquidity potential is shown by the projected annual principal cash flow from maturities, callable bonds, and monthly principal repayments. For the next three years, the principal cash flows are estimated to be $8.6 million for 2017, $7.7 million for 2018, and $17.9 million for 2019, based upon rates remaining at current levels. This represents approximately 60% of the investment portfolio’s available for sale balance at December 31, 2016 that will be available to support the future liquidity needs of the Company. Cash flow projections are subject to change based upon changes to market interest rates.

Loan Portfolio

The Company’s loan portfolio totaled $482.1 million as of December 31, 2016 or 79.7% of total assets. Loan balances increased $58.4 million or 13.8% from the balance of $423.7 million as of December 31, 2015.

Loan Portfolio

(dollars in thousands)

	As of December 31,
	2016	2015	2014	2013	2012
Commercial loans	$66,217	$70,868	$60,940	$48,060	$45,370
Real estate construction	15,682	18,911	11,912	18,461	14,193
Real estate mortgage:
Residential	68,291	63,544	60,162	54,300	56,820
Home equity loans	21,934	27,599	25,498	29,612	31,433
Commercial	221,410	178,258	141,342	135,997	125,089
Total real estate mortgage	311,635	269,401	227,002	219,909	213,342
Consumer	88,601	64,484	13,400	13,604	11,955
Total loans	482,135	423,664	313,254	300,034	284,860
Less: Allowance for loan losses	(3,688)	(3,567)	(3,164)	(3,360)	(3,267)
Net loans	$478,447	$420,097	$310,090	$296,674	$281,593

From the $313.3 million outstanding at December 31, 2014, gross loans have increased $168.8 million, or 53.9%. Over the two year period, the significant loan growth was attributable to approximately $102.5 million in net organic loan growth, supplemented by purchases of loans. The purchase of loans is considered a secondary strategy, which allows the Company to supplement organic loan growth and enhance earnings. Balances outstanding in purchased loans totaled $81.6 million as of December 31, 2016, and were comprised of:

●

Syndicated loans totaling $19.1 million. Syndicated loans represent shared national credits in leveraged lending transactions and are included in the commercial and industrial portfolio. The Company has developed policies to limit overall credit exposure to the syndicated market, as well as limits by industry and amount per borrower.

●

Loans guaranteed by a U.S. government agency (“government guaranteed”) totaling $5.6 million, inclusive of premium. During the fourth quarter of 2016, the Company began augmenting the commercial and industrial portfolio with government guaranteed loans which represent the portion of loans that are 100% guaranteed by either the Small Business Administration (“SBA”) or the United States Department of Agriculture (“USDA”); the originating institution holds the unguaranteed portion of the loan and services it. These government guaranteed portion of loans are typically purchased at a premium. In the event of early prepayment, the Bank may need to write off any unamortized premium.

●

Student loans totaling $56.9 million. The Company purchased two student loan packages in 2015. In the fourth quarter of 2016, a third tranche was closed for an additional $24.8 million, inclusive of premium. Along with the purchase of these three packages of student loans, the Company purchased surety bonds that fully insure this portion of the Company’s consumer portfolio.

Management will continue to evaluate loan purchase transactions as needed to supplement organic loan growth, as part of its strategy to strengthen earnings and normalize the loan-to-deposit ratio.

While loan balances increased modestly by $7.2 million during the first three quarters of 2016, the significant loan growth in each of the five quarters ending December 31, 2015 continued to strengthen earnings for 2016.

During the fourth quarter of 2016, gross loans increased $51.2 million. The positive impact to earnings from the loan growth experienced in the fourth quarter of 2016 will continue into 2017. The loan-to-deposit ratio at December 31, 2016 stood at a strong 91.9%, an improvement over the 87.1% at December 31, 2015 and 68.6% at December 31, 2014.

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

Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory and real property. The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions.

The Company’s real estate loan portfolio increased by $42.2 million, from the balance of $269.4 million at December 31, 2015, to $311.6 million at December 31, 2016 and experienced the largest expansion of any loan segment. This category represented 64.6% of all loans, and these loans are secured by mortgages on real property located principally in Virginia. Of this amount, approximately $90.2 million represented loans on residential properties. Commercial real estate loans totaled $221.4 million as of December 31, 2016. Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral.

As of December 31, 2016, the Company’s commercial and industrial loan portfolio totaled $66.2 million, a $4.7 million decrease from the balance at year-end 2015. This category, representing approximately 13.7% of all loans, includes loans made to individuals and small to medium-sized businesses, as well as loans purchased on the syndicated and government guaranteed markets. The balance on syndicated loans totaled $19.1 million and government guaranteed loans totaled $5.6 million, inclusive of premium. These purchased loans represented 37.3% of the commercial loan total as of the end of 2016.

Consumer loans, comprised of student loans purchased, revolving credit, and other fixed payment loans, totaled $88.6 million as of December 31, 2016 or 18.4% of all loans. Consumer loans ended 2016 with balances $24.1 million higher than the prior year-end. In the fourth quarter of 2016, a third student loan package was purchased for $24.8 million, inclusive of premium, and drove the increase in this segment.

Loans for construction and land development totaled $15.7 million and made up the remaining 3.3% of loans as of December 31, 2016. These loans contracted by $3.2 million compared to December 31, 2015.

The following table presents the maturity distribution of the Company’s loans at December 31, 2016. The table also presents the portion of loans that have fixed interest rates or variable/floating interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the Wall Street Journal prime rate, LIBOR rates, or U.S. Treasury bond indices.

Maturities and Sensitivities of Selected Loans to Changes in Interest Rates

(dollars in thousands)	As of December 31, 2016
		After One Year
	Due in One	to under	After Five
	Year or Less	Five Years	Years	Total
Commercial loans	$3,931	$39,522	$22,764	$66,217
Real estate construction	3,464	3,560	8,658	15,682
Real estate mortgage:
Residential	3,148	6,017	59,126	68,291
Home equity loans	-	946	20,988	21,934
Commercial	2,245	31,357	187,808	221,410
Consumer	10,721	23,448	54,432	88,601
Total loans	$23,509	$104,850	$353,776	$482,135

Loans with fixed interest rates	$4,123	$66,677	$70,004	$140,804
Loans with floating interest rates	19,386	38,173	283,772	341,331
Total	$23,509	$104,850	$353,776	$482,135

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

At December 31, 2016, 2015, and 2014, the Company had three loans classified as non-accrual with balances of $167,000, $191,000 and $218,000, respectively. Ten student loans purchased with balances of $188,000 comprised the majority of loans over 90 days past due that were still accruing interest as of December 31, 2016. Additionally, based on newly issued regulatory guidance on Student Lending, the Company has classified 50 of its student loans purchased as TDRs for a total of $889,000 as of December 31, 2016, accounting for the increase in total balances and number of TDRs that are still performing. As all student loans purchased are fully insured, the Company does not expect to experience a loss on these loans and interest continues to accrue on these TDRs during any deferment and forbearance periods.

Below is a summary of loans identified with these risk elements:

	(dollars in thousands)
Non-Accrual Loans
	As of December 31,
	2016	2015	2014
Total	$167	$191	$218
Number of Loans	3	3	3

Loans Past Due 90 Days or More and Still Accruing
	As of December 31,
	2016	2015	2014
Total	$208	$-	$-
Number of Loans	11	0	0

Troubled Debt Restructurings, Performing
	As of December 31,
	2016	2015	2014
Total	$2,255	$1,427	$1,479
Number of Loans	53	3	3

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

Beginning with the quarter ended June 30, 2016, the Company moved from a historical loss rate method to a loss migration model. Migration analysis uses loan level attributes to track the movement of loans through various risk classifications in order to estimate the percentage of losses likely in the portfolio. Concurrent with the change in the methodology used, the loan portfolio was further segmented by loan classes and by risk ratings to provide greater loan level detail. Management believes that this new methodology, together with greater data granularity, will more accurately reflect the potential risks and losses inherent in the loan portfolio.

See Note 3 – Loans and Note 4 – Allowance for Loan Losses in the notes to consolidated financial statements, included in Item 8. Financial Statements and Supplementary Data, later in this report for further details of the risk factors considered by management in estimating the necessary level of the allowance for loan losses.

Activity for the allowance for loan losses is provided in the following table.

(dollars in thousands)
	2016	2015	2014	2013	2012
Balance, beginning of period	$3,567	$3,164	$3,360	$3,267	$3,741

Loans charged off
Real estate	12	12	262	139	458
Commercial	25	126	286	22	132
Consumer	-	3	3	-	18
Total	37	141	551	161	608

Recoveries
Real estate	3	46	10	48	176
Commercial	32	35	32	22	7
Consumer	12	-	7	24	30
Total	47	81	49	94	213

Provision for (recovery of) loan losses	111	463	306	160	(79)

Balance, December 31,	$3,688	$3,567	$3,164	$3,360	$3,267

Net charge-offs to average loans	0.00%	0.02%	0.17%	0.02%	0.13%

Allowance for loan losses as a
percentage of period-end total loans	0.77%	0.84%	1.01%	1.12%	1.15%

As of December 31, 2016, the allowance for loan losses was $3.7 million, a net increase of $121,000 from $3.6 million at December 31, 2015. Management’s estimates for the allowance for loan losses resulted in the Company’s allowance to total loans outstanding ratio to be 0.77% at December 31, 2016, compared to 0.84% at December 31, 2015 and 1.01% at December 31, 2014. The decreased balance in the allowance relative to total loans compared to the prior periods is reflective of the lower net charge-offs during the prior three year period.

During 2016, there were $37,000 in loan balances charged off, with a total of $47,000 in recoveries of previously charged-off balances, resulting in net recovery of $10,000. There were $141,000 in loan balances charged off during 2015, with a total of $81,000 in recoveries of previously charged-off balances, resulting in net charge-offs of $60,000 during 2015. There were loan balances of $551,000 charged off during 2014, with a total of $49,000 in recoveries of previously charged-off balances. This resulted in net charge-offs of $502,000 during 2014. The ratio of net charge-offs to average loans remained strong at 0.00% for 2016, compared to 0.02% for 2015 and 0.17% for 2014.

The table below provides an allocation of year-end allowance for loan losses by loan type; however, allocation of a portion of the allowance to one loan category does not preclude its availability to absorb losses in other categories.

Allocation of the Allowance for Loan Losses

(dollars in thousands)

	December 31, 2016
		Percentage of loans in each
	Allowance	category to total loans
Commercial loans	$824	13.73%
Real estate construction	127	3.25%
Real estate mortgages	2,506	64.64%
Consumer	231	18.38%
Total	$3,688	100.00%

	December 31, 2015
		Percentage of loans in each
	Allowance	category to total loans
Commercial loans	$797	16.73%
Real estate construction	159	4.46%
Real estate mortgages	2,592	63.59%
Consumer	19	15.22%
Total	$3,567	100.00%

	December 31, 2014
		Percentage of loans in each
	Allowance	category to total loans
Commercial loans	$674	19.45%
Real estate construction	102	3.80%
Real estate mortgages	2,360	72.47%
Consumer	28	4.28%
Total	$3,164	100.00%

	December 31, 2013
		Percentage of loans in each
	Allowance	category to total loans
Commercial loans	$340	16.03%
Real estate construction	198	6.14%
Real estate mortgages	2,788	73.30%
Consumer	34	4.53%
Total	$3,360	100.00%

	December 31, 2012
		Percentage of loans in each
	Allowance	category to total loans
Commercial loans	$303	15.93%
Real estate construction	168	4.98%
Real estate mortgages	2,750	74.89%
Consumer	46	4.20%
Total	$3,267	100.00%

Deposits

Depository accounts represent the Company’s primary source of funding and are comprised of demand deposits, interest-bearing checking accounts, money market deposit accounts and time deposits. These deposits have been provided predominantly by individuals, businesses and charitable organizations in the Charlottesville/Albemarle area, the Orange County area, and the Winchester area.

Depository accounts held by the Company as of December 31, 2016, totaled $524.7 million, an increase of $38.2 million or 7.9% compared to the December 31, 2015 total of $486.5 million.

At December 31, 2016, the balances of non-interest bearing demand deposits were $176.1 million or 33.6% of total deposits, a 4.6% decrease from $184.6 million at December 31, 2015. Interest-bearing transaction and money market accounts totaled $233.5 million at December 31, 2016, an increase of $40.2 million compared to $193.3 million at December 31, 2015. The Company’s low-cost deposit accounts, which include both non-interest and interest bearing checking accounts as well as money market accounts, represented 78.1% of total deposit account balances at December 31, 2016 and compares favorably to the 77.7% of total deposit account balances at December 31, 2015.

Certificates of deposit and other time deposit balances increased $6.4 million to $115.0 million at December 31, 2016 from the balance of $108.6 million at December 31, 2015. Included in this deposit total were brokered deposits totaling $24.9 million and $17.2 million at December 31, 2016 and 2015, respectively, which were reciprocal relationships under the Certificate of Deposit Account Registry Service (CDARS™), whereby depositors can obtain FDIC insurance on deposits up to $50 million.

The aggregate amount of total certificates of deposit with a minimum balance of $100,000 was $89.0 million at December 31, 2016. Approximately 97.5% of this total is scheduled to mature within the next twelve months. Included in this total are deposits of $38.4 million with balances of $250,000 or more.

Deposits

(dollars in thousands)

Average Balances and Rates Paid
	Years Ended December 31
	2016		2015		2014
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest-bearing demand deposits	$170,909		$176,256		$144,964
Interest-bearing deposits:
Interest checking	90,490	0.05%	82,641	0.05%	81,881	0.05%
Money market deposits	109,840	0.21%	99,918	0.21%	89,061	0.18%
Time deposits	113,123	0.55%	115,092	0.59%	122,659	0.56%
Total interest-bearing deposits	$313,453	0.29%	$297,651	0.31%	$293,601	0.30%
Total deposits	$484,362		$473,907		$438,565

Maturities of CD's of $100,000 and Over
	December 31, 2016
	Amount	Percentage
Three months or less	$64,353	72.27%
Over three months to six months	13,388	15.03%
Over six months to one year	9,117	10.24%
Over one year	2,191	2.46%
Totals	$89,049	100.00%

Securities Sold Under Agreements to Repurchase

The Company offers commercial customers the opportunity to invest excess deposit balances into overnight repurchase agreements. Under the agreements to repurchase, invested funds are fully collateralized by securities having high investment grade credit ratings of A or better that are pledged on behalf of customers utilizing this product.

(dollars in thousands)	2016	2015	2014
Period-end balance	$19,700	$23,156	$17,995
Maximum amount at any month-end during the year	$20,512	$23,156	$17,995
Annual average balance outstanding	$18,588	$20,076	$15,480
Annual average interest rate paid	0.23%	0.24%	0.24%

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

Gap Interest Sensitivity Analysis

As of December 31, 2016

(dollars in thousands)

	Within	90 to 365	1 to 4	Over	Nonrate
	90 days	days	years	4 years	Sensitive	Total
Assets
Loans	$154,796	$72,232	$213,502	$40,610	$995	$482,135
Investment securities	4,154	7,178	21,126	27,031	(1,118)	58,371
Interest bearing deposits	-	1,000	-	-	-	1,000
Federal funds sold	28,453	-	-	-	-	28,453
Non-interest-earning assets and
allowance for loan losses	-	-	-	-	35,071	35,071
Total assets	$187,403	$80,410	$234,628	$67,641	$34,948	$605,030

Liabilities and Shareholders' Equity
Interest checking	$3,419	$10,257	$41,028	$42,165	$-	$96,869
Money market deposits	4,823	14,469	57,879	59,487	-	136,658
Time deposits	81,593	28,584	3,879	970	-	115,026
Repurchase agreements	19,700	-	-	-	-	19,700
Non-interest bearing liabilities and
shareholders' equity	-	-	-	-	236,777	236,777
Total liabilities and shareholders' equity	$109,535	$53,310	$102,786	$102,622	$236,777	$605,030

Period gap	$77,868	$27,100	$131,842	$(34,981)	N/A	$201,829
Cumulative gap	$77,868	$104,968	$236,810	$201,829	N/A	$201,829
Ratio of cumulative gap to
cumulative earning assets	41.55%	39.19%	47.13%	35.40%

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

In simulating the effects of upward and downward changes in market rates to net interest income over a rolling two-year horizon, the model utilizes a “static” balance sheet approach where balance sheet composition or mix as of the measurement date is maintained over the two-year horizon. Similarly, the base case simulation performed assumes interest rates on the measurement date are unchanged for the next 24 months. Then the simulation assumes all rate indices are instantaneously shocked upward and downward by 100 basis points to 400 basis points, in 100 basis point increments. Due to the low level of interest rates, the shock down analysis where the rates fall 200 basis points or more are not considered meaningful and are therefore not shown in the results below as of December 31, 2016.

(dollars in thousands)	Change in Net Interest Income
Change in Yield Curve	Percentage	Amount
+400 basis points	17.24%	$7,107
+300 basis points	14.97%	6,171
+200 basis points	11.71%	4,829
+100 basis points	7.80%	3,217
Base case	0.00%	-
-100 basis points	-8.10%	(3,339)

The shape of the yield curve can cause downward pressure on net interest income. In general, if and to the extent that the yield curve is flatter (i.e., the differences between interest rates for different maturities are relatively smaller) than previously anticipated, then the yield on the Company’s interest earning assets and its cash flows will tend to be lower. Management believes that a relatively flat yield curve could continue to affect adversely the Company’s results in 2017.

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

Borrowing Lines
As of December 31, 2016
(dollars in thousands)

Correspondent Banks	$31,000
Federal Home Loan Bank of Atlanta	42,259
Total Available	$73,259

As of December 31, 2016, there were no outstanding balances for any borrowing lines.

Any excess funds are sold on a daily basis in the federal funds market. The Company maintained an average of $26.8 million outstanding in federal funds sold during 2016. On December 31, 2016, the Company sold $28.5 million in the overnight federal funds market. The Company intends to maintain sufficient liquidity at all times to meet its funding commitments.

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

Beginning January 1, 2016 a capital conservation buffer requirement began to be phased in over a four-year period, beginning at 0.625% of risk-weighted assets and increasing annually to 2.5% at January 1, 2019. Therefore, for the calendar year 2016, this initial 0.625% buffer effectively results in the minimum (i) common equity Tier 1 capital ratio of 5.125% of risk-weighted assets; (ii) Tier 1 capital ratio of 6.625% of risk-weighted assets; and (iii) total capital ratio of 8.625% of risk-weighted assets. The minimum leverage ratio remains at 4.00%.

The new Basel III capital regulations are discussed in greater detail under the caption “Supervision and Regulation,” found earlier in this report under “Item 1. Business.” In addition, information regarding the Company’s risk-based capital at December 31, 2016 and December 31, 2015 is presented in Note 13 – Capital Requirements of the notes to consolidated financial statements, contained in Item 8. Financial Statements and Supplementary Data. Using the new capital requirements, the Company’s capital ratios remain well above the levels designated by bank regulators as "well capitalized" at December 31, 2016.

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

Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit and standby letters of credit. Additional information concerning the Company’s off-balance sheet arrangements is contained in Note 11 of the notes to consolidated financial statements, found in Item 8. Financial Statements and Supplementary Data.

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

Following is a schedule of future minimum rental payments under non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2016:

(dollars in thousands)	1 year or less	1-3 years	3-5 years	After 5 years	Total
Operating lease obligations	$735	$1,273	$1,209	$2,059	$5,276

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting company.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Virginia National Bankshares Corporation
Charlottesville, Virginia

We have audited the accompanying consolidated balance sheets of Virginia National Bankshares Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Virginia National Bankshares Corporation and subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 27, 2017

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$10,047	$14,200
Federal funds sold	28,453	29,327
Securities:
Available for sale, at fair value	56,662	74,801
Restricted securities, at cost	1,709	1,681
Total securities	58,371	76,482

Total loans	482,135	423,664
Allowance for loan losses	(3,688)	(3,567)
Total loans, net	478,447	420,097

Premises and equipment, net	8,046	8,668
Bank owned life insurance	13,917	13,476
Goodwill	372	-
Other intangible assets, net	680	-
Accrued interest receivable and other assets	6,697	5,241
Total assets	$605,030	$567,491

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest-bearing	$176,098	$184,574
Interest-bearing	96,869	90,100
Money market deposit accounts	136,658	103,175
Certificates of deposit and other time deposits	115,026	108,618
Total deposits	524,651	486,467
Securities sold under agreements to repurchase	19,700	23,156
Accrued interest payable and other liabilities	1,625	1,571
Total liabilities	545,976	511,194

Commitments and contingencies

Shareholders' equity:
Preferred stock, $2.50 par value, 2,000,000
shares authorized, no shares outstanding	-	-

Common stock, $2.50 par value, 10,000,000 shares
authorized; 2,368,777 and 2,412,589 shares
issued and outstanding in 2016 and 2015,
respectively	5,922	6,031
Capital surplus	21,152	22,214
Retained earnings	32,759	28,170
Accumulated other comprehensive loss	(779)	(118)
Total shareholders' equity	59,054	56,297
Total liabilities and shareholders' equity	$605,030	$567,491

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	For the years ended
	December 31, 2016	December 31, 2015
Interest and dividend income:
Loans, including fees	$17,691	$14,754
Federal funds sold	129	58
Investment securities:
Taxable	978	1,931
Tax exempt	313	435
Dividends	89	83
Other	11	21
Total interest and dividend income	19,211	17,282

Interest expense:
Demand and savings deposits	275	251
Certificates and other time deposits	619	674
Federal funds purchased and
securities sold under agreements to repurchase	43	49
Total interest expense	937	974
Net interest income	18,274	16,308
Provision for loan losses	111	463
Net interest income after provision for loan losses	18,163	15,845

Noninterest income:
Trust income	1,969	1,710
Brokerage and insurance income	389	29
Royalty income	40	140
Customer service fees	923	956
Debit/credit card and ATM fees	874	825
Earnings/increase in value of bank owned life insurance	441	442
Fees on mortgage sales	230	217
Gains on sales and calls of securities	197	104
Losses on sales of assets	(19)	-
Other	439	448
Total noninterest income	5,483	4,871

Noninterest expense:
Salaries and employee benefits	7,814	8,869
Net occupancy	1,872	1,940
Equipment	558	550
Other	5,052	5,039
Total noninterest expense	15,296	16,398
Income before income taxes	8,350	4,318
Provision for income taxes	2,602	1,197
Net income	$5,748	$3,121

Net income per common share, basic	$2.43	$1.23
Net income per common share, diluted	$2.41	$1.23

See Notes to the Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	For the years ended
	December 31, 2016	December 31, 2015
Net income	$5,748	$3,121

Other comprehensive loss

Unrealized losses on securities,
net of tax of ($274) and ($48)	(531)	(93)

Reclassification adjustment
for realized gains on sales
and calls of securities,
net of tax of ($67) and ($35)	(130)	(69)

Total other comprehensive loss	(661)	(162)

Total comprehensive income	$5,087	$2,959

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2014	$6,721	$27,889	$25,978	$44	$60,632
Stock options exercised	3	19	-	-	22
Deferred tax adjustment for stock options expired	-	(75)	-	-	(75)
Stock purchased under stock repurchase plan	(693)	(5,649)	-	-	(6,342)
Stock option/grant expense	-	30	-	-	30
Cash dividend ($0.375 per share)	-	-	(929)	-	(929)
Net income	-	-	3,121	-	3,121
Other comprehensive loss	-	-	-	(162)	(162)
Balance, December 31, 2015	$6,031	$22,214	$28,170	($118)	$56,297

Stock options exercised	28	151	-	-	179
Deferred tax adjustment for stock options expired	-	(118)	-	-	(118)
Stock purchased under stock repurchase plan	(137)	(1,123)	-	-	(1,260)
Stock option/grant expense	-	28	-	-	28
Cash dividend ($0.49 per share)	-	-	(1,159)	-	(1,159)
Net income	-	-	5,748	-	5,748
Other comprehensive loss	-	-	-	(661)	(661)
Balance, December 31, 2016	$5,922	$21,152	$32,759	($779)	$59,054

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the years ended
	December 31, 2016	December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,748	$3,121
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	111	463
Net amortization and accretion of securities	442	723
Gains on sales and calls of securities	(197)	(104)
Earnings/increase in value of bank owned life insurance	(441)	(442)
Amortization of intangible assets	93	-
Depreciation and other amortization	1,180	1,164
Net loss on sale of assets	19	-
Deferred tax expense	77	373
Stock option/stock grant expense	28	30
Writedown of other real estate owned	-	192
(Increase) decrease in accrued interest receivable and other assets	(1,310)	194
Decrease in accrued interest payable and other liabilities	(458)	(174)
Net cash provided by operating activities	5,292	5,540

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(18,981)	(26,770)
Net increase in restricted investments	(28)	(116)
Proceeds from maturities, calls and principal payments of available for sale securities	23,479	46,461
Proceeds from sale of available for sale securities	12,394	46,459
Net increase in organic loans	(36,212)	(65,977)
Net increase in purchased loans	(22,249)	(44,493)
Purchase of wealth management book of business	(700)	-
Proceeds from sale of other real estate owned	-	985
Proceeds from sale of bank premises and equipment	8	-
Purchase of bank premises and equipment	(585)	(367)
Net cash used in investing activities	(42,874)	(43,818)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, and money market accounts	31,776	38,224
Net increase (decrease) in certificates of deposit and other time deposits	6,408	(8,476)
Net (decrease) increase in securities sold under agreements to repurchase	(3,456)	5,161
Common stock repurchased	(1,260)	(6,342)
Proceeds from stock options exercised	179	22
Cash dividends paid	(1,092)	(891)
Net cash provided by financing activities	32,555	27,698
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(5,027)	$(10,580)

CASH AND CASH EQUIVALENTS:
Beginning of period	$43,527	$54,107
End of period	$38,500	$43,527

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$936	$985
Taxes	$2,689	$904

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized loss on available for sale securities	$(1,002)	$(246)

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Note 1 – Summary of Significant Accounting Policies

Organization

Virginia National Bankshares Corporation (the “Company”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The Company is authorized to issue 10,000,000 shares of common stock with a par value of $2.50 per share. Additionally, the Company is authorized to issue 2,000,000 shares of preferred stock at a par value $2.50 per share. There is currently no preferred stock outstanding. The holding company is regulated under the Bank Holding Company Act of 1956, as amended and is subject to inspection, examination, and supervision by the Federal Reserve Board.

On September 22, 2014, the Company announced the approval by its Board of Directors of a stock repurchase program authorizing repurchase of up to 400,000 shares of the Company's common shares through the open market or in privately negotiated transactions. The Company announced on September 21, 2015 that its Board of Directors extended the program for another year. The extended repurchase program expired on September 18, 2016. A total of 343,559 shares were purchased during the life of this program.

Virginia National Bank (the “Bank”) is a wholly-owned subsidiary of the bank holding company and was organized in 1998 under federal law as a national banking association to engage in a general commercial and retail banking business. The Bank is headquartered in Charlottesville, Virginia and primarily serves the Virginia communities in and around the cities of Charlottesville, Winchester, and Harrisonburg and the counties of Albemarle, Frederick, and Orange. As a national bank, the Bank is subject to the supervision, examination and regulation of the Office of the Comptroller of the Currency (“OCC”).

On May 1, 2007, the OCC granted conditional approval to the Bank’s application to establish a new national trust bank with the title VNBTrust, National Association which now trades under the name VNB Wealth Management (“VNBTrust”, “VNB Wealth” or “VNB Wealth Management”). VNBTrust is a wholly-owned subsidiary of the Bank.

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

Principles of consolidation – The consolidated financial statements include the accounts of the Company, its subsidiary the Bank, and the Bank’s subsidiary VNBTrust (together, “subsidiaries”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Restricted securities – As members of the Federal Reserve Bank of Richmond (“FRB”) and the Federal Home Loan Bank of Atlanta (“FHLB”), the Company is required to maintain certain minimum investments in the common stock of the FRB and FHLB. Required levels of investments are based upon the Bank’s capital and a percentage of qualifying assets. Additionally, the Company has purchased common stock in CBB Financial Corp. (“CBBFC”), the holding company for Community Bankers Bank. Shares of common stock from the FRB, FHLB and CBBFC are classified as restricted securities which are carried at cost

Loans – Loans are reported at the principal balance outstanding net of unearned discounts and of the allowance for loan losses. Interest income on loans is reported on the level-yield method and includes amortization of deferred loan fees and costs over the loan term. Purchased performing loans are accounted for in the same manner as the rest of the loan portfolio. Further information regarding the Company’s accounting policies related to past due loans, non-accrual loans, impaired loans and troubled-debt restructurings is presented in Note 3 - Loans.

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

Intangible Assets – Goodwill is determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually, or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. Intangible assets with definite useful lives are amortized over their estimated useful lives, which range from 3 to 10 years, to their estimated residual values. Goodwill is the only intangible asset with an indefinite life included on the Company’s Consolidated Balance Sheets. Management has concluded that no circumstances indicating an impairment of these assets existed as of the balance sheet date.

Bank owned life insurance – The Company has purchased life insurance on certain key employees. These policies are recorded at their cash surrender value on the Consolidated Balance Sheets. Income generated from polices is recorded as noninterest income.

Fair value measurements – ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon internally developed models that primarily use, as inputs, observable market-based parameters. Any such valuation adjustments are applied consistently over time. Additional information on fair value measurements is presented in Note 15 – Fair Value Measurements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

The Company is required to estimate forfeitures when recognizing compensation expense, and this estimate of forfeitures must be adjusted over the requisite service period or vesting schedule based on the extent to which actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also will impact the amount of estimated unamortized compensation expense to be recognized in future periods. Further information on stock-based compensation is presented in Note 18 – Stock Incentive Plans.

Earnings per common share – Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. Additional information on earnings per share is presented in Note 19 – Earnings per Share.

Comprehensive income – Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Further information on the Company’s other comprehensive income is presented in Note 20 – Other Comprehensive Income.

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

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of income. Further information on the Company’s accounting policies for income taxes is presented in Note 9 – Income Taxes.

VNBTrust – Securities and other property held by VNBTrust in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements.

Reclassifications – Certain reclassifications have been made to the prior year financial statements to conform to current year presentation. The results of the reclassifications are not considered material.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, “Revenue from Contracts with Customers.” The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

During March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendments in this ASU simplify several aspects of the accounting for share-based payment award transactions including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not expect the adoption of ASU 2016-09 to have a material impact on its consolidated financial statements.

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

During January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business – inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. The amendments in this ASU provide a screen to determine when a set is not a business. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output, and (2) remove the evaluation of whether a market participant could replace missing elements. The ASU provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in this ASU should be applied prospectively on or after the effective date. No disclosures are required at transition. The Company does not expect the adoption of ASU 2017-01 to have a material impact on its consolidated financial statements.

During January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Public business entities that are SEC filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Note 2 – Securities

The amortized cost and fair values of securities available for sale as of December 31, 2016 and December 31, 2015 are as follows:

December 31, 2016	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$14,998	$-	$(497)	$14,501
Corporate bonds	2,017	-	(7)	2,010
Mortgage-backed securities/CMOs	25,470	27	(515)	24,982
Municipal bonds	15,357	30	(218)	15,169
	$57,842	$57	$(1,237)	$56,662

December 31, 2015	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$11,260	$137	$(19)	$11,378
Corporate bonds	6,027	-	(63)	5,964
Mortgage-backed securities/CMOs	37,077	60	(450)	36,687
Municipal bonds	20,615	250	(93)	20,772
	$74,979	$447	$(625)	$74,801

All mortgage-backed securities included in the above tables were issued by U.S. government agencies and corporations. At December 31, 2016, the securities issued by political subdivisions or agencies were highly rated with 89% of the municipal bonds having AA or higher ratings. Approximately 66% of the municipal bonds are general obligation bonds with issuers that are geographically diverse.

There were no securities classified as held to maturity as of December 31, 2016 or December 31, 2015.

Restricted securities are securities with limited marketability and consist of stock in the FRB, FHLB and CBBFC totaling $1.7 million as of December 31, 2016 and December 31, 2015. These restricted securities are carried at cost as they are not permitted to be traded.

For the year ended December 31, 2016, proceeds from the sales of securities amounted to $12.4 million, and gross realized gains on these securities were $51,000. An additional $10.7 million in calls of securities accounted for the additional gross realized gains of $146,000. For the year ended December 31, 2015, proceeds from the sales of securities amounted to $46.5 million, and gross realized gains on these securities were $44,000. An additional $25.8 million in calls of securities accounted for the additional gross realized gains of $60,000 for the year ended December 31, 2015.

Securities pledged to secure deposits, and for other purposes required by law, had carrying values of $34.2 million at December 31, 2016 and $42.2 million at December 31, 2015. The decrease in the amount of pledged securities during 2016 resulted from decreased balances in the overnight repurchase agreement program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Year-end securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, were as follows:

December 31, 2016
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$14,501	$(497)	$-	$-	$14,501	$(497)
Corporate bonds	2,010	(7)	-	-	2,010	(7)
Mortgage-backed/CMOs	18,980	(441)	2,629	(74)	21,609	(515)
Municipal bonds	10,382	(218)	-	-	10,382	(218)
	$45,873	$(1,163)	$2,629	$(74)	$48,502	$(1,237)

December 31, 2015
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$-	$-	$980	$(19)	$980	$(19)
Corporate bonds	5,964	(63)	-	-	5,964	(63)
Mortgage-backed/CMOs	21,003	(212)	9,504	(238)	30,507	(450)
Municipal bonds	2,788	(31)	1,908	(62)	4,696	(93)
	$29,755	$(306)	$12,392	$(319)	$42,147	$(625)

As of December 31, 2016, there were $48.5 million, or fifty-six issues, of individual securities in a loss position. These securities have an unrealized loss of $1.2 million and consisted of twenty-six mortgage-backed/CMOs, twenty-two municipal bonds, six Agency notes, and two corporate bonds.

The Company’s securities portfolio is primarily made up of fixed rate bonds, whose prices move inversely with interest rates. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality. Accordingly, as of December 31, 2016, management believes the impairments detailed in the table above are temporary, and no impairment loss has been realized in the Company’s consolidated income statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

The amortized cost and fair value of available for sale securities at December 31, 2016 are presented below based upon contractual maturities, by major investment categories. Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

	Amortized Cost	Fair Value
U.S. Government agencies
After one year to five years	$4,998	$4,923
After five years to ten years	10,000	9,578
	$14,998	$14,501
Corporate bonds
After one year to five years	$2,017	$2,010
	$2,017	$2,010
Mortgage-backed securities/CMOs
After one year to five years	$1,062	$1,052
After five years to ten years	6,776	6,696
Ten years or more	17,632	17,234
	$25,470	$24,982
Municipal bonds
One year or less	$1,012	$1,015
After one year to five years	3,887	3,879
After five years to ten years	6,407	6,287
Ten years or more	4,051	3,988
	$15,357	$15,169
Total Securities Available for Sale	$57,842	$56,662

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Note 3 – Loans

The composition of the loan portfolio by loan classification appears below.

	December 31,	December 31,
	2016	2015
Commercial
Commercial and industrial - organic	$41,560	$47,215
Commercial and industrial - government guaranteed	5,550	-
Commercial and industrial - syndicated	19,107	23,653
Total commercial and industrial	66,217	70,868
Real estate construction and land
Residential construction	395	2,178
Commercial construction	4,422	6,214
Land and land development	10,865	10,519
Total construction and land	15,682	18,911
Real estate mortgages
1-4 family residential, first lien, investment	37,538	31,128
1-4 family residential, first lien, owner occupied	16,629	20,883
1-4 family residential, junior lien	2,871	3,770
Home equity lines of credit, first lien	7,912	11,930
Home equity lines of credit, junior lien	14,022	15,670
Farm	11,253	7,762
Multifamily	31,052	20,209
Commercial owner occupied	83,296	66,244
Commercial non-owner occupied	107,062	91,805
Total real estate mortgage	311,635	269,401
Consumer
Consumer revolving credit	20,373	17,174
Consumer all other credit	11,328	11,655
Student loans purchased	56,900	35,655
Total consumer	88,601	64,484
Total loans	482,135	423,664
Less: Allowance for loan losses	(3,688)	(3,567)
Net loans	$478,447	$420,097

The balances in the table above include unamortized premiums and net deferred loan costs and fees. As of December 31, 2016, unamortized premiums on loans purchased during 2016 were $700,000, with no premiums recorded as of December 31, 2015. Net deferred loan costs (fees) totaled $344,000 and $311,000 as of December 31, 2016 and 2015, respectively.

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

Commercial and industrial loans are reported in three classes. Organic loans are originated by the Bank’s commercial lenders. Syndicated loans, also referred to as Shared National Credits, are purchased from national lending correspondents. Government guaranteed loan balances represent the guaranteed portion of loans which the Company purchased that are 100% guaranteed by either the Small Business Administration (“SBA”) or the United States Department of Agriculture (“USDA”); the originating institution holds the unguaranteed portion of the loan and services it. These loans are typically purchased at a premium. In the event of early prepayment, the Bank may need to write off any unamortized premium.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Both organic and syndicated loans are underwritten according to the Bank’s loan policies. The Company has developed policies to limit overall credit exposure to the syndicated market as a whole and to each borrower.

Organic commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Management examines current and projected cash flows to determine the ability of borrowers to repay their obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected, and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable, inventory or marketable securities and may incorporate personal guarantees; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

The Bank’s loan policies for underwriting syndicated loans are based on the “Interagency Guidance on Leveraged Lending” applicable to national banks supervised by the OCC.

Real estate construction and land loans consist primarily of loans for the purchase or refinance of unimproved lots or raw land. Additionally, the Company finances the construction of real estate projects typically where the permanent mortgage will remain with the Company. Specific underwriting guidelines are delineated in the Bank’s loan policies.

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

Residential mortgages include consumer purpose 1-to-4 family residential properties and home equity loans as well as investor-owned residential real estate. Consumer purpose loans have underwriting standards that are heavily influenced by statutory requirements, which include, but are not limited to, documentation requirements, limits on maximum loan-to-value percentages, and collection remedies. Loans to finance 1-4 family investment properties are primarily dependent upon rental income generated from the property and secondarily supported by the borrower’s personal income. The Company typically originates residential mortgages with the intention of retaining in its portfolio adjustable-rate mortgages and shorter-term, fixed-rate loans. The Company also originates longer-term, fixed rate loans, which are sold to secondary mortgage market correspondents.

Consumer loans are generally small loans spread across many borrowers and are underwritten after determining the ability of the consumer borrower to repay their obligations as agreed. The underwriting standards are heavily influenced by statutory requirements, which include, but are not limited to, documentation requirements and collection remedies. Consumer loans may be secured or unsecured and are comprised of revolving lines, installment loans and other consumer loans. Included in consumer loans are three packages of student loans that were purchased in 2015 and 2016. Along with the purchase of these student loans, the Company purchased surety bonds that fully insure this portion of the Company’s consumer portfolio. Deposit account overdrafts are included in the consumer loan balances and totaled $26,000 and $38,000 at December 31, 2016 and 2015, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Concentrations of credit. Most of the Company’s lending activity occurs within the Commonwealth of Virginia, primarily in the Company’s primary markets and surrounding areas. The majority of the Company’s loan portfolio consists of commercial real estate loans. The Company manages this risk by using specific underwriting policies and procedures for these types of loans and by avoiding excessive concentrations to any one business or industry.

Related party loans. In the ordinary course of business, the Company has granted loans to certain directors, principal officers and their affiliates (collectively referred to as “related party loans”). Activity in related party loans during 2016 and 2015 is presented in the following table.

	2016	2015
Balance outstanding at beginning of year	$11,556	$10,841
Principal additions	5,126	10,445
Principal reductions	(4,104)	(9,730)
Balance outstanding at end of year	$12,578	$11,556

Past due, non-accrual and charged-off loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Student loans purchased are not placed in non-accrual as they are fully insured by surety bonds, and the Company expects to recover all principal and interest once a claim is processed. Smaller, unsecured consumer loans are typically charged-off when management judges such loans to be uncollectible or the borrowers file for bankruptcy; these loans are generally not placed in non-accrual status prior to charge-off. In determining whether or not a borrower may be unable to meet payment obligations for each class of loans, the Company considers the borrower’s debt service capacity through the analysis of current financial information, if available, and/or current information with regards to the Company’s collateral position.

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

Non-accrual loans are shown below by class:

	December 31, 2016	December 31, 2015
Land and land development	$51	$59
1-4 family residential mortgages, first lien, owner occupied	116	132
Total nonaccrual loans	$167	$191

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

The following tables show the aging of past due loans as of December 31, 2016 and December 31, 2015. Also included are loans that are 90 or more days past due but still accruing, because they are well secured and in the process of collection. As of December 31, 2016, the Company had $208,000 in loans that were 90 days or more past due and still accruing. As of December 31, 2015, the Company had no loans that were 90 days or more past due and still accruing.

Past Due Aging as of							90 Days
December 31, 2016	30-59	60-89	90 Days or				Past Due
	Days Past	Days Past	More Past	Total Past		Total	and Still
	Due	Due	Due	Due	Current	Loans	Accruing
Commercial loans
Commercial and industrial - organic	$65	$61	$-	$126	$41,434	$41,560	$-
Commercial and industrial - government guaranteed	-	-	-	-	5,550	5,550	-
Commercial and industrial - syndicated	-	-	-	-	19,107	19,107	-
Real estate construction and land
Residential construction	-	-	-	-	395	395	-
Commercial construction	-	-	-	-	4,422	4,422	-
Land and land development	-	-	22	22	10,843	10,865	-
Real estate mortgages
1-4 family residential, first lien, investment	125	-	-	125	37,413	37,538	-
1-4 family residential, first lien, owner occupied	-	-	20	20	16,609	16,629	20
1-4 family residential, junior lien	-	-	-	-	2,871	2,871	-
Home equity lines of credit, first lien	-	-	-	-	7,912	7,912	-
Home equity lines of credit, junior lien	36	-	-	36	13,986	14,022	-
Farm	-	-	-	-	11,253	11,253	-
Multifamily	-	-	-	-	31,052	31,052	-
Commercial owner occupied	-	-	-	-	83,296	83,296	-
Commercial non-owner occupied	-	-	-	-	107,062	107,062	-
Consumer loans
Consumer revolving credit	-	-	-	-	20,373	20,373	-
Consumer all other credit	1	48	-	49	11,279	11,328	-
Student loans purchased	1,316	139	188	1,643	55,257	56,900	188
Total Loans	$1,543	$248	$230	$2,021	$480,114	$482,135	$208

Past Due Aging as of							90 Days
December 31, 2015	30-59	60-89	90 Days or				Past Due
	Days Past	Days Past	More Past	Total Past		Total	and Still
	Due	Due	Due	Due	Current	Loans	Accruing
Commercial loans
Commercial and industrial - organic	$211	$40	$-	$251	$46,964	$47,215	$-
Commercial and industrial - syndicated	-	-	-	-	23,653	23,653	-
Real estate construction and land
Residential construction	-	-	-	-	2,178	2,178	-
Commercial construction	-	-	-	-	6,214	6,214	-
Land and land development	7	-	-	7	10,512	10,519	-
Real estate mortgages
1-4 family residential, first lien, investment	-	-	-	-	31,128	31,128	-
1-4 family residential, first lien, owner occupied	93	-	-	93	20,790	20,883	-
1-4 family residential, junior lien	63	36	-	99	3,671	3,770	-
Home equity lines of credit, first lien	-	-	-	-	11,930	11,930	-
Home equity lines of credit, junior lien	-	-	-	-	15,670	15,670	-
Farm	-	-	-	-	7,762	7,762	-
Multifamily	-	-	-	-	20,209	20,209	-
Commercial owner occupied	-	-	-	-	66,244	66,244	-
Commercial non-owner occupied	-	-	-	-	91,805	91,805	-
Consumer loans
Consumer revolving credit	-	-	-	-	17,174	17,174	-
Consumer all other credit	58	1	-	59	11,596	11,655	-
Student loans purchased	813	1	-	814	34,841	35,655	-
Total Loans	$1,245	$78	$-	$1,323	$422,341	$423,664	$-

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

Regulatory guidelines require the Company to re-evaluate the fair value of collateral supporting impaired collateral dependent loans on at least an annual basis.

The following tables provide a breakdown by class of the loans classified as impaired loans as of December 31, 2016 and December 31, 2015. These loans are reported at their recorded investment, which is the carrying amount of the loan as reflected on the Company’s balance sheet, net of charge-offs and other amounts applied to reduce the net book balance. Average recorded investment in impaired loans is computed using an average of month-end balances for these loans for the twelve months ended December 31, 2016 and December 31, 2015. Interest income recognized is for the years ended December 31, 2016 and December 31, 2015.

December 31, 2016		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Land and land development	$51	$100	$-	$55	$-
1-4 family residential mortgages, first lien, owner occupied	116	147	-	123	-
1-4 family residential mortgages, junior lien	354	354		360	16
Commercial non-owner occupied real estate	1,012	1,012	-	1,036	45
Student loans purchased	889	889	-	498	55
Impaired loans with a valuation allowance	-	-	-	-	-
Total impaired loans	$2,422	$2,502	$-	$2,072	$116

December 31, 2015		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Commercial and industrial - organic	$-	$-	$-	$4	$-
Land and land development	59	103	-	64	-
1-4 family residential mortgage, first lien, owner occupied	132	157	-	200	2
1-4 family residential mortgage, junior lien	367	367		485	21
Commercial non-owner occupied real estate	1,061	1,061	-	1,080	47
Impaired loans with a valuation allowance	-	-	-	-	-
Total impaired loans	$1,619	$1,688	$-	$1,833	$70

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

Based on newly issued regulatory guidance on Student Lending, the Company has classified 50 of its student loans purchased as TDRs for a total of $889,000 as of December 31, 2016. These borrowers that should have been in repayment have requested and been granted payment extensions or reductions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered restructurings. Student loan borrowers are allowed in-school deferments, plus an automatic six month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance. As all student loans purchased are fully insured, the Company does not expect to experience a loss on these loans and interest continues to accrue on these TDRs during any deferment and forbearance periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

The following provides a summary, by class, of modified loans that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and modified loans that have been placed in non-accrual status, which are considered to be nonperforming.

Troubled debt restructuring (TDRs)	December 31, 2016		December 31, 2015
	No. of	Recorded	No. of	Recorded
	Loans	Investment	Loans	Investment
Performing TDRs
1-4 family residential mortgages, junior lien	2	$354	2	$367
Commercial non-owner occupied real estate	1	1,012	1	1,061
Student loans purchased	50	889	-	-
Total performing TDRs	53	$2,255	3	$1,428

Nonperforming TDRs
Land and land development	1	$29	1	$34
Total TDRs	54	$2,284	4	$1,462

A summary of loans shown above that were modified as TDRs during the year ended December 31, 2016 is shown below by class. None of the loans shown above were modified as TDRs during 2015. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported. The Post-Modification Recorded Balance reflects any interest or fees from the original loan which may have been added to the principal balance on the new note as a condition of the TDR. Additionally, the Post-Modification Recorded Balance is reported below at the period end balances, inclusive of all partial principal pay downs and principal charge-offs since the modification date.

	During year ended
	December 31, 2016
		Pre-	Post-
		Modification	Modification
	Number	Recorded	Recorded
	of Loans	Balance	Balance
Student loans purchased	50	$847	$889
Total loans modified during the period	50	$847	$889

There were no loans modified as TDRs that subsequently defaulted during the years ended December 31, 2016 and 2015 and were modified as TDRs during the twelve months prior to default.

There were no loans secured by 1-4 family residential property that were in the process of foreclosure at either December 31, 2016 or December 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Note 4 – Allowance for Loan Losses

A summary of the transactions in the allowance for loan losses for the years ended December 31, 2016 and 2015 appears below:

	2016	2015
Balance, beginning of period	$3,567	$3,164
Loans charged off	(37)	(141)
Recoveries	47	81
Net recoveries (charge-offs)	10	(60)
Provision for loan losses	111	463
Balance, December 31	$3,688	$3,567

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

Loan Classes by Segments
Commercial loan segment:
Commercial and industrial - organic
Commercial and industrial - government guaranteed
Commercial and industrial - syndicated

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

The migration analysis loss method is used for all loan classes except for the following:

●	Student loans purchased are fully insured for loss by surety bonds that the Company purchased at the same time that each package of loans was acquired in 2016 and 2015, and the Company has not experienced losses in this class to date. In addition to the insurance, the Company holds a deposit reserve account to offset any losses resulting from the breach of any representations or warranties by the seller. Qualitative factors are applied, and the calculated reserve is net of any deposit reserve accounts.

●	Prior to the quarter ended September 30, 2016, there was not an established loss history in the commercial and industrial syndicated loans. The S&P credit and recovery ratings on the credit facilities were utilized to calculate a three-year weighted average historical default rate. During the third quarter of 2016, there was a small loss in the commercial and industrial syndicated loans; therefore, the Company utilized a combination of the migration analysis loss method and the S&P credit and recovery ratings.

●	Commercial and industrial government guaranteed loans require no reserve as these are 100% guaranteed by either the Small Business Administration (“SBA”) or the United States Department of Agriculture (“USDA”).

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

The following table represents the effect of the changes in methodology from that used in prior periods on the provision for loan losses through the twelve months ended December 31, 2016:

		Provision
	Provision	(Recovery)
	(Recovery)	Based on
	Based on New	Prior
	Methodology	Methodology	Difference
Commercial loans	$20	$(90)	$110
Real estate construction and land	(32)	(23)	(9)
Real estate mortgages	(77)	52	(129)
Consumer loans	200	131	69
Total provision for loan losses	$111	$70	$41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

The Company’s internal creditworthiness grading system is based on experiences with similarly graded loans. The Company performs regular credit reviews of the loan portfolio to monitor the credit quality and adherence to its underwriting standards. Additionally, external reviews of credits are conducted on a semi-annual basis.

Loans that trend upward toward more positive risk ratings generally have a lower risk factor associated. Conversely, loans that migrate toward more negative ratings generally will result in a higher risk factor being applied to those related loan balances.

Risk Ratings and Historical Loss Factor Assigned

Excellent

0% historical loss factor applied, as these loans are secured by cash or fully guaranteed by a U.S. government agency and represent a minimal risk. The Company has never experienced a loss within this category.

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

Doubtful

Loans with this rating have significant deterioration in the sound worth and paying capacity of the borrower and/or the value of any collateral pledged, making collection or liquidation of the loan in full highly questionable. These loans would be considered impaired and are evaluated on an individual basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

The following represents the loan portfolio designated by the internal risk ratings assigned to each credit at year-end:

					Special	Sub-
December 31, 2016	Excellent	Good	Pass	Watch	Mention	standard	TOTAL
Commercial
Commercial and industrial - organic	$816	$24,225	$15,840	$259	$236	$184	$41,560
Commercial and industrial - government guaranteed	5,550	-	-	-	-	-	5,550
Commercial and industrial - syndicated	-	-	16,175	-	-	2,932	19,107
Real estate construction
Residential construction	-	-	395	-	-	-	395
Commercial construction	-	-	4,422	-	-	-	4,422
Land and land development	-	-	10,271	5	-	589	10,865
Real estate mortgages
1-4 family residential, first lien, investment	-	-	35,102	1,724	229	483	37,538
1-4 family residential, first lien, owner occupied	-	-	15,207	325	-	1,097	16,629
1-4 family residential, junior lien	-	-	2,214	326	189	142	2,871
Home equity lines of credit, first lien	-	-	7,872	40	-	-	7,912
Home equity lines of credit, junior lien	-	-	13,911	-	-	111	14,022
Farm	-	-	11,253	-	-	-	11,253
Multifamily	-	-	31,052	-	-	-	31,052
Commercial owner occupied	-	695	81,582	1,019	-	-	83,296
Commercial non-owner occupied	-	-	104,963	1,012	-	1,087	107,062
Consumer
Consumer revolving credit	65	19,766	539	-	-	3	20,373
Consumer all other credit	284	9,977	1,027	4	-	36	11,328
Student loans purchased	-	-	56,011	889	-	-	56,900
Total Loans	$6,715	$54,663	$407,836	$5,603	$654	$6,664	$482,135

					Special	Sub-
December 31, 2015	Excellent	Good	Pass	Watch	Mention	standard	TOTAL
Commercial
Commercial and industrial - organic	$1,238	$30,221	$15,599	$101	$25	$31	$47,215
Commercial and industrial - syndicated	-	-	20,691	-	-	2,962	23,653
Real estate construction
Residential construction	-	-	2,178	-	-	-	2,178
Commercial construction	-	-	6,214	-	-	-	6,214
Land and land development	-	-	9,369	8	515	627	10,519
Real estate mortgages
1-4 family residential, first lien, investment	-	-	28,832	1,885	232	179	31,128
1-4 family residential, first lien, owner occupied	-	1,500	18,796	335	-	252	20,883
1-4 family residential, junior lien	-	-	3,060	130	418	162	3,770
Home equity lines of credit, first lien	-	-	11,890	40	-	-	11,930
Home equity lines of credit, junior lien	-	-	15,588	-	-	82	15,670
Farm	-	-	7,762	-	-	-	7,762
Multifamily	-	-	20,209	-	-	-	20,209
Commercial owner occupied	-	-	61,803	3,694	-	747	66,244
Commercial non-owner occupied	-	-	89,619	-	1,061	1,125	91,805
Consumer
Consumer revolving credit	104	16,524	540	-	-	6	17,174
Consumer all other credit	232	10,063	1,317	2	-	41	11,655
Student loans purchased	-	-	35,655	-	-	-	35,655
Total Loans	$1,574	$58,308	$349,122	$6,195	$2,251	$6,214	$423,664

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

●

Commercial loans purchased from the syndicated loan market generally represent shared national credits, which are participations in loans or loan commitments that are shared by three or more banks. Included in the Company’s shared national credit portfolio are purchased participations and assignments in leveraged lending transactions. Leveraged lending transactions are generally used to support a merger- or acquisition-related transaction, to back a recapitalization of a company's balance sheet or to refinance debt. When considering a participation in the leveraged lending market, the Company participates only in first lien senior secured term loans. To further minimize risk, the Company has developed policies to limit overall credit exposure to the syndicated market as a whole, as well as limits by industry and borrower.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Impaired loans are individually evaluated and, if deemed appropriate, a specific allocation is made for these loans. In reviewing the loans classified as impaired totaling $2.4 million at December 31, 2016, there was no valuation allowance on any of these loans after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the customer.

Allowance for Loan Losses Rollforward by Portfolio Segment
As of and for the year ended December 31, 2016

		Real Estate
	Commercial	Construction	Real Estate	Consumer
	Loans	and Land	Mortgages	Loans	Total
Allowance for Loan Losses:
Balance as of January 1, 2016	$797	$159	$2,592	$19	$3,567
Charge-offs	(25)	-	(12)	-	(37)
Recoveries	32	-	3	12	47

Provision for (recovery of) loan losses	20	(32)	(77)	200	111
Ending Balance	$824	$127	$2,506	$231	$3,688

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	824	127	2,506	231	3,688

Loans:
Individually evaluated for impairment	$-	$51	$1,482	$889	$2,422
Collectively evaluated for impairment	66,217	15,631	310,153	87,712	479,713
Ending Balance	$66,217	$15,682	$311,635	$88,601	$482,135

As of and for the year ended December 31, 2015

		Real Estate
	Commercial	Construction	Real Estate	Consumer
	Loans	and Land	Mortgages	Loans	Total
Allowance for Loan Losses:
Balance as of January 1, 2015	$674	$102	$2,360	$28	$3,164
Charge-offs	(126)	-	(12)	(3)	(141)
Recoveries	35	-	46	-	81

Provision for (recovery of) loan losses	214	57	198	(6)	463
Ending Balance	$797	$159	$2,592	$19	$3,567

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	797	159	2,592	19	3,567

Loans:
Individually evaluated for impairment	$-	$59	$1,560	$-	$1,619
Collectively evaluated for impairment	70,868	18,852	267,841	64,484	422,045
Ending Balance	$70,868	$18,911	$269,401	$64,484	$423,664

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Note 5 – Other Real Estate Owned (OREO)

As of December 31, 2016 and December 31, 2015, the Company had no OREO property. At December 31, 2014, OREO was carried at $1.2 million and was comprised of one residential property which was sold in 2015.

During 2016, there was no OREO activity. Changes in the balance for OREO for the year ended December 31, 2015 are as follows:

December 31, 2015
Balance at beginning of year, gross	$2,114
Previously recognized impairment losses on disposition	(1,129)
Sales proceeds	(985)
Balance at end of year	$-

Changes in the valuation allowance for OREO for the year ended December 31, 2015 are as follows:

December 31, 2015
Balance at beginning of year	$937
Valuation allowance	192
Charge-offs	(1,129)
Balance at end of year	$-

Expenses applicable to OREO, other than the valuation allowance and net losses on sale, were $39,000 for the year ended December 31, 2015. There were no OREO expenses for the year ended December 31, 2016.

Note 6 – Premises and Equipment

Premises and equipment are summarized as follows:

	December 31, 2016	December 31, 2015
Leasehold improvements	$14,549	$15,307
Building and land	1,215	1,215
Construction and fixed assets in progress	-	14
Furniture and equipment	6,205	5,941
Computer software	2,101	1,996
	$24,070	$24,473
Less: accumulated depreciation
and amortization	16,024	15,805
	$8,046	$8,668

At December 31, 2016, the Company had leased certain of its banking and operations offices under operating lease agreements on terms ranging from 1 to 20 years with renewal options. Rent expense charged to operations under operating lease agreements totaled $925,000 in 2016 and $961,000 in 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

The following is a schedule of future minimum rental payments required under non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2016:

2017	$735
2018	677
2019	596
2020	600
2021	609
Thereafter	2,059
$5,276

Note 7 – Intangible Assets

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Through the twelve months ended December 31, 2016, the Company recognized $93,000 in amortization expense from these identified intangible assets with a finite life. The net carrying value of $680,000 will be recognized as amortization expense in future reporting periods through 2026. The following shows the gross and net balance of these intangible assets as of December 31, 2016.

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Identified Intangible Assets
Non-Compete Agreement	$103	$32	$71
Customer Relationships Intangible	670	61	$609
Total Identified Intangible Assets	$773	$93	$680

As of December 31, 2016, the Company carried a contingent liability of $445,000, representing the net of the fair value of the purchase price, less the initial payment made on the Effective Date to the Seller. The remaining four annual payments as delineated in the Purchase Agreement will be paid from this liability.

Note 8 – Deposits

At December 31, 2016, the scheduled maturities of time deposits are as follows:

2017	$110,184
2018	1,634
2019	1,471
2020	775
2021	962
$115,026

The aggregate amount of time deposits with a minimum balance of $250,000 was $38.4 million at December 31, 2016 and $35.3 million at December 31, 2015.

Brokered deposits totaled $24.9 million and $17.2 million at December 31, 2016 and 2015, respectively. These brokered deposits represent reciprocal relationships established under the Certificate of Deposit Account Registry Service (CDARS™), whereby depositors can obtain FDIC insurance on deposits up to at least $50 million.

Deposit account overdrafts reported as loans totaled $26,000 and $38,000 at December 31, 2016 and December 31, 2015, respectively.

The Company has entered into deposit transactions with certain directors, principal officers and their affiliates (collectively referred to as “related party deposits”), all of which are under the same terms as other customers. The aggregate amount of these related party deposits was $3.3 million as of December 31, 2016.

Note 9 – Income Taxes

The Company files tax returns in the U.S. federal jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal tax examinations by tax authorities for years prior to 2013.

The Commonwealth of Virginia assesses a Bank Franchise Tax on banks instead of a state income tax. The Bank Franchise Tax expense is reported in noninterest expense, and the calculation of that tax is unrelated to taxable income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Net deferred tax assets consist of the following components as of year-end:

	2016	2015
Deferred tax assets:
Allowance for loan losses	$1,207	$1,130
Non-accrual loan interest	11	8
Stock option/grant expense	122	240
Start-up expenses	51	56
Home equity closing costs	58	63
Deferred compensation expense	16	14
Goodwill and other intangible assets	6	-
Securities available for sale unrealized loss	401	61
Depreciation	584	610
	$2,456	$2,182
Deferred tax liabilities:
Deferred loan costs	117	106
	117	106

Net deferred tax assets	$2,339	$2,076

The provision for income taxes charged to operations for years ended December 31, 2016 and 2015 consists of the following:

	2016	2015
Current tax expense	$2,525	$824
Deferred tax expense	77	373
Provision for income taxes	$2,602	$1,197

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2016 and 2015 due to the following:

	2016	2015
Federal statutory rate	34%	34%
Computed statutory tax expense	$2,839	$1,468
Increase (decrease) in tax resulting from:
Tax-exempt interest income	(113)	(148)
Tax-exempt income from Bank
Owned Life Insurance (BOLI)	(150)	(150)
Stock option expense	9	10
Other	17	17
Provision for income taxes	$2,602	$1,197

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Note 10 – Commitments and Contingent Liabilities

In the normal course of business, there are various outstanding commitments and contingent liabilities, which are not reflected in the accompanying consolidated financial statements. The Company does not anticipate any material loss as a result of these transactions.

As a member of the Federal Reserve System, the Company is required to maintain certain average clearing balances. Those balances include amounts on deposit with the Federal Reserve. For the final weekly reporting period in the years ended December 31, 2016 and December 31, 2015, no daily average required balances were required for either year.

Note 11 – Financial Instruments with Off-Balance Sheet Risk and Credit Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit and standby letters of credit. In addition to the amounts shown below, the Company has extended commitment letters at December 31, 2016 in the amount of $7.5 million to various borrowers. At December 31, 2015, commitment letters totaled $21.5 million. Commitment letters are done in the normal course of business and typically expire after 120 days. All of these off-balance-sheet instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet, although material losses are not anticipated. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The totals for financial instruments whose contract amount represents credit risk are shown below:

	Notional Amount
	December 31, 2016	December 31, 2015
Unfunded lines-of-credit	$96,685	$106,389
ACH	14,854	15,219
Letters of credit	6,328	6,493
Total	$117,867	$128,101

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

The Company has approximately $341,000 in deposits in other financial institutions in excess of amounts insured by the FDIC at December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Note 12 – Related Party Transactions

From time to time, the Company and its subsidiaries have business dealings with companies owned by directors and beneficial shareholders of the Company. Payments made to these companies that exceeded the disclosure threshold of $120,000 in 2016 are reported below.

In 2016, rental expenditures of $475,000 (including reimbursements for taxes, insurance, and other expenses) were paid to an entity indirectly owned by a director of the Company.

Note 13 – Capital Requirements

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

In July 2013, the federal bank regulatory agencies issued final rules and requirements for banking organizations to implement the Basel III regulatory capital reforms and certain provisions of the Dodd-Frank Act. Effective January 1, 2015, the final rules require the Company and the Bank to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6% of risk-weighted assets (increased from the prior requirement of 4%); (iii) a total capital ratio of 8% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4% of total assets (unchanged from the prior requirement). Beginning January 1, 2016 a capital conservation buffer requirement for each of the capital ratios began to be phased in over a four-year period, beginning at 0.625% of risk-weighted assets and increasing to 2.5% at January 1, 2019.

With respect to the Bank, the rules also revised the “prompt corrective action” regulations pursuant to Section 38 of the FDIA. In addition, the new capital requirements for the Company and the Bank include changes in the risk weights of assets to better reflect credit risk and other risk exposures.

The Bank’s capital ratios remain well above the levels designated by bank regulators as “well capitalized” at December 31, 2016. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that management believes have changed the institution’s category.

Beginning January 1, 2015, the Company calculates its regulatory capital under the Basel III regulatory capital framework. The Company calculated regulatory capital measures for periods prior to 2015 under previous regulatory requirements. The table below summarizes the Company’s regulatory capital and related ratios for the periods presented:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

December 31, 2016

					Minimum
					To Be Well Capitalized
			Minimum Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk Weighted Assets)
Consolidated	$62,741	12.66%	$42,748	8.63%	N/A	N/A
Bank	$61,528	12.41%	$42,756	8.63%	$49,572	10.00%

Common Equity Tier 1 Capital
(To Risk Weighted Assets)
Consolidated	$59,053	11.91%	$25,401	5.13%	N/A	N/A
Bank	$57,840	11.67%	$25,406	5.13%	$32,222	6.50%

Tier 1 Capital
(To Risk Weighted Assets)
Consolidated	$59,053	11.91%	$32,835	6.63%	N/A	N/A
Bank	$57,840	11.67%	$32,842	6.63%	$39,658	8.00%

Tier 1 Capital
(To Average Assets)
Consolidated	$59,053	10.31%	$22,921	4.00%	N/A	N/A
Bank	$57,840	10.10%	$22,905	4.00%	$28,631	5.00%

December 31, 2015

					Minimum
					To Be Well Capitalized
			Minimum Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk Weighted Assets)
Consolidated	$59,982	13.39%	$35,824	8.00%	N/A	N/A
Bank	$58,606	13.10%	$35,779	8.00%	$44,724	10.00%

Common Equity Tier 1 Capital
(To Risk Weighted Assets)
Consolidated	$56,415	12.60%	$20,151	4.50%	N/A	N/A
Bank	$55,039	12.31%	$20,126	4.50%	$29,071	6.50%

Tier 1 Capital
(To Risk Weighted Assets)
Consolidated	$56,415	12.60%	$26,868	6.00%	N/A	N/A
Bank	$55,039	12.31%	$26,835	6.00%	$35,779	8.00%

Tier 1 Capital
(To Average Assets)
Consolidated	$56,415	10.05%	$22,462	4.00%	N/A	N/A
Bank	$55,039	9.81%	$22,439	4.00%	$28,048	5.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Note 14 – Dividend Restrictions

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

At December 31, 2016, the maximum amount of retained earnings available to the Bank for cash dividends to the Company was $7,472,000.

Note 15 – Fair Value Measurements

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

The following tables present the balances measured at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2016 Using:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$14,501	$-	$14,501	$-
Corporate bonds	2,010	-	2,010	-
Mortgage-backed securities/CMOs	24,982	-	24,982	-
Municipal bonds	15,169	-	15,169	-
Total securities available for sale	$56,662	$-	$56,662	$-

		Fair Value Measurements at December 31, 2015 Using:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$11,378	$-	$11,378	$-
Corporate bonds	5,964	-	5,964	-
Mortgage-backed securities/CMOs	36,687	-	36,687	-
Municipal bonds	20,772	-	20,772	-
Total securities available for sale	$74,801	$-	$74,801	$-

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or writedowns of individual assets.

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Other real estate owned

Other real estate owned is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company (Level 2). If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the Allowance for Loan Losses. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the Consolidated Statements of Income. The Company had no OREO at December 31, 2016 or December 31, 2015.

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

The value of business equipment is based upon an outside appraisal if deemed significant (Level 2) or the net book value on the applicable business’ financial statements if not considered significant (Level 3). Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3).

Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses in the Consolidated Statements of Income. The Company had $2.4 million and $1.6 million in impaired loans as of December 31, 2016 and December 31, 2015, respectively. None of these impaired loans required a valuation allowance after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the customer.

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

Accrued interest

The carrying amounts of accrued interest approximate fair value. The accrued interest receivable for loans and securities and the accrued interest payable for deposits and short-term borrowings are reported in the same valuation level as the balances in the corresponding financial instruments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

		Fair Value Measurement at December 31, 2016 using:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$38,500	$38,500	$-	$-	$38,500
Available for sale securities	56,662	-	56,662	-	56,662
Loans, net	478,447	-	-	476,438	476,438
Bank owned life insurance	13,917	-	13,917	-	13,917
Accrued interest receivable	1,662	-	272	1,390	1,662

Liabilities
Demand deposits and
interest-bearing transaction
and money market accounts	$409,625	$-	$409,625	$-	$409,625
Certificates of deposit	115,026	-	114,979	-	114,979
Securities sold under
agreements to repurchase	19,700	-	19,700	-	19,700
Accrued interest payable	107	-	107	-	107

		Fair Value Measurement at December 31, 2015 using:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$43,527	$43,527	$-	$-	$43,527
Available for sale securities	74,801	-	74,801	-	74,801
Loans, net	420,097	-	-	418,774	418,774
Bank owned life insurance	13,476	-	13,476	-	13,476
Accrued interest receivable	1,611	-	369	1,242	1,611

Liabilities
Demand deposits and
interest-bearing transaction
and money market accounts	$377,849	$-	$377,849	$-	$377,849
Certificates of deposit	108,618	-	108,578	-	108,578
Securities sold under
agreements to repurchase	23,156	-	23,156	-	23,156
Accrued interest payable	106	-	106	-	106

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

Note 16 – Other Noninterest Expenses

The Company had the following other noninterest expenses as of the dates indicated:

	December 31, 2016	December 31, 2015
ATM, debit and credit card	$305	$301
Bank franchise tax	432	381
Computer software	385	332
Data processing	1,168	1,049
FDIC deposit insurance assessment	241	351
Marketing, advertising and promotion	389	505
Net OREO write downs and expenses	-	231
Professional fees	499	544
Other	1,633	1,345
	$5,052	$5,039

Note 17 – Employee Benefit Plans

The Company has a 401(k) plan available to all employees who are at least 18 years of age. Employees are able to elect the amount to contribute, not to exceed a maximum amount as determined by Internal Revenue Service regulation. The company matches 100% of the first 6% of employee contributions.

“Vesting” refers to the rights of ownership to the assets in the 401(k) accounts. Matching contributions as well as employee contributions are fully vested immediately.

The Company contributed $314,000 to the 401(k) plan in 2016 and $308,000 in 2015. This expense represents the matching contribution by the Company.

Note 18 – Stock Incentive Plans

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

A summary of the shares issued and available under each of the Company’s stock incentive plans (the “Plans”) is shown below as of December 31, 2016. Although the 2003 Plan and 2005 Plan have expired and no new grants will be issued under these plans, there were shares issued before the plans expired which are still outstanding as shown below.

	2003 Plan	2005 Plan	2014 Plan
Aggregate shares issuable	128,369	230,000	250,000
Options issued, net of forfeited and
expired options	(108,054)	(82,572)	-
Cancelled due to Plan expiration	(20,315)	(147,428)	-
Remaining available for grant	-	-	250,000

Grants issued and outstanding:
Total vested and unvested shares	24,464	74,429	-
Fully vested shares	24,464	70,679	-

Exercise price range	$18.26 to	$11.74 to	N/A
	$18.26	$33.91

The Company accounts for all of its stock incentive plans under recognition and measurement accounting principles which require that the compensation cost relating to stock-based payment transactions be recognized in financial statements. Stock-based compensation arrangements include stock options and restricted stock. All stock-based payments to employees are required to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. For the years ended December 31, 2016 and December 31, 2015, the Company recognized $28,000 and $30,000, respectively, in compensation expense for stock options. As of December 31, 2016, there was $8,000 in unamortized compensation expense remaining to be recognized in future reporting periods through 2017.

Stock Options

Changes in the stock options outstanding related to the Plans are summarized as follows:

	December 31, 2016
		Weighted Average	Aggregate
	Number of Options	Exercise Price	Intrinsic Value
Outstanding at January 1, 2016	152,118	$25.36	$354
Exercised	(11,250)	15.96
Expired	(41,975)	33.82
Forfeited	-	-
Outstanding at December 31, 2016	98,893	$22.83	$592

Options exercisable at December 31, 2016	95,143	$23.06	$549

There was an intrinsic value of $95,000 for the options exercised during the year ended December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

The fair value of any grant is estimated at the grant date using the Black-Scholes pricing model. There were no stock option grants during the years ended December 31, 2016 and 2015.

Summary information pertaining to options outstanding at December 31, 2016 is as follows:

		Weighted-Average	Weighted		Weighted-
		Remaining	Average Exercise		Average Exercise
Exercise Price	Options Outstanding	Contractual Life	Price	Options Exercisable	Price
$11.74 to 20.00	34,514	3.3 Years	$17.57	30,764	$17.63
$20.01 to 30.00	58,514	1.2 Years	24.83	58,514	24.83
$30.01 to 33.91	5,865	0.2 Years	33.91	5,865	33.91
Total	98,893	1.8 Years	$22.83	95,143	$23.06

Restricted Stock

There were no restricted stock grants outstanding throughout 2016 or 2015. No restricted stock grants were awarded during the twelve months of 2016 or 2015.

Note 19 – Earnings per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock has no effect on income available to common shareholders.

	December 31, 2016			December 31, 2015
		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic earnings per share	$5,748	2,369,331	$2.43	$3,121	2,531,964	$1.23
Effect of dilutive stock options		14,700	(0.02)		12,427	-
Diluted earnings per share	$5,748	2,384,031	$2.41	$3,121	2,544,391	$1.23

In 2016, stock options representing 34,960 average shares were not included in the calculation of earnings per share, as their effect would have been antidilutive. Stock options representing 82,110 average shares were similarly not included in 2015.

Note 20 – Other Comprehensive Income

A component of the Company’s comprehensive income, in addition to net income from operations, is the recognition of the realized gains and losses on AFS securities, net of income taxes. Reclassifications of unrealized gains and losses on AFS securities are reported in the income statement as “Gains on sales and calls of securities” with the corresponding income tax effect reflected as a component of income tax expense. Amounts reclassified out of accumulated other comprehensive income (loss) are presented below:

	December 31,	December 31,
	2016	2015
Available-for-sale securities
Realized gains on sales and
calls of securities	$197	$104
Tax effect	(67)	(35)
Realized gains, net of tax	$130	$69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Note 21 – Segment Reporting

Virginia National Bankshares Corporation has two reportable segments, the Bank and VNB Wealth.

The Bank’s commercial banking activities involve making loans and generating deposits from individuals, businesses and charitable organizations. Loan fee income, service charges from deposit accounts, and other non-interest-related revenue such as fees for debit cards and ATM usage and fees for treasury management services generate additional income for this segment.

The VNB Wealth segment includes investment management, wealth advisory and trust and estate services offered by VNBTrust. Income from the VNB Wealth segment is primarily derived from two forms of fee income: management fees and performance fees.

A management fee for administrative and technology support services provided by the Bank is charged to VNB Wealth. For the years ended December 31, 2016 and December 31, 2015, management fees of $100,000 and $135,000, respectively, were charged to VNB Wealth and eliminated in consolidated totals. The VNB Wealth total assets as shown in the following tables represent the assets of VNB Wealth and should not be confused with client assets under management.

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

Segment information as of, and for the years ended, December 31, 2016 and 2015, is shown in the following tables:

2016	Bank	VNB Wealth	Consolidated
Net interest income	$18,228	$46	$18,274
Provision for loan losses	111	-	111
Non-interest income	3,106	2,377	5,483
Non-interest expense	12,874	2,422	15,296
Income before income taxes	8,349	1	8,350
Provision for income taxes	2,601	1	2,602
Net income	$5,748	$-	$5,748

Total assets	$595,129	$9,901	$605,030

2015	Bank	VNB Wealth	Consolidated
Net interest income	$16,281	$27	$16,308
Provision for loan losses	463	-	463
Non-interest income	3,015	1,856	4,871
Non-interest expense	13,463	2,935	16,398
Income (loss) before income taxes	5,370	(1,052)	4,318
Provision for (benefit of) income taxes	1,550	(353)	1,197
Net income (loss)	$3,820	$(699)	$3,121

Total assets	$557,685	$9,806	$567,491

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Note 22 – Condensed Parent Company Financial Statements

Condensed financial statements pertaining only to the Parent Company are presented below. The investment in subsidiary is accounted for using the equity method of accounting.

A quarterly cash dividend payment has been authorized by the Bank’s Board of Directors and paid to the Parent Company each quarter in 2016 and 2015, for a total of $1.2 million and $1.0 million, respectively. In 2016, the Bank paid dividends of an additional $1.2 million to provide the Parent Company with cash for the repurchase of stock as authorized under the Stock Repurchase Program.

The payment of dividends by the subsidiary is restricted by various regulatory limitations. Banking regulations also prohibit extensions of credit to the parent company unless appropriately secured by assets. For more detail on dividends, see Note 14 – Dividend Restrictions.

Condensed Parent Company Only

BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$1,161	$1,099
Investment securities	64	64
Investments in subsidiary	57,841	54,921
Other assets	328	488
Total assets	$59,394	$56,572

LIABILITIES & SHAREHOLDERS' EQUITY
Other liabilities	$340	$275
Stockholders' equity	59,054	56,297
Total liabilities and stockholders' equity	$59,394	$56,572

STATEMENTS OF INCOME

	For the years ended
	December 31, 2016	December 31, 2015
Dividends from subsidiary	$2,430	$965
Noninterest expense	384	558
Income before income taxes	$2,046	$407
Income tax (benefit)	(121)	(180)
Income before equity in undistributed
earnings of subsidiary	$2,167	$587
Equity in undistributed earnings
of subsidiary	3,581	2,534
Net income	$5,748	$3,121

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share data)

Condensed Parent Company Only

STATEMENTS OF CASH FLOWS

	For the years ended
	December 31, 2016	December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,748	$3,121
Adjustments to reconcile net income to
net cash provided by operating activities:
Equity in undistributed earnings
of subsidiary	(3,581)	(2,534)
Deferred tax expense (benefit)	(122)	(79)
Stock option & stock grant expense	28	30
Decrease in other assets	164	57
Decrease (increase) in other liabilities	(2)	2
Net cash provided from operating activities	2,235	597

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised or expired	179	22
Stock purchased under stock repurchase plan	(1,260)	(6,342)
Dividends paid	(1,092)	(891)
Net cash used in financing activities	(2,173)	(7,211)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	62	(6,614)

CASH AND CASH EQUIVALENTS
Beginning of period	1,099	7,713
End of period	$1,161	$1,099

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. This assessment was based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) on May 14, 2013.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the internal control over financial reporting was effective. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Information is incorporated by reference to the information that appears under the headings “Proposal 1 – Election of Directors,” “Executive Compensation – Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Information about the Board of Directors and Board Committees” contained in the Company’s Definitive Proxy Statement for the Company’s 2017 Annual Meeting of Shareholders to be held May 17, 2017 (“Definitive Proxy Statement”) to be filed by May 1, 2017.

Item 11. EXECUTIVE COMPENSATION.

Information is incorporated by reference to the information that appears under the headings “Executive Compensation – Executive Officers” and “Information about the Board of Directors and Board Committees – Compensation of Directors” contained in of the Company’s Definitive Proxy Statement to be filed by May 1, 2017.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Other than as set forth below, this information is incorporated by reference from Note 18, “Stock Incentive Plans,” in the notes to consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data of this Form 10-K and from the “Beneficial Ownership of Company Common Stock” section of the Company’s Definitive Proxy Statement to be filed by May 1, 2017.

The following table summarizes information, as of December 31, 2016, relating to the Company’s Stock Incentive Plans:

Number of securities
remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under equity
	issued upon exercise of	price of outstanding	compensation plans
	outstanding options,	options, warrants and	(excluding securities
	warrants and rights	rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by security holders	98,893	$22.83	250,000
Equity compensation plans not
approved by security holders	--	--	--
Total	98,893	$22.83	250,000

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information is incorporated by reference from the “Information about the Board of Directors and Board Committees” and “Transactions with Related Persons” sections of the Company’s Definitive Proxy Statement to be filed by May 1, 2017. For further information, see Note 12 of the notes to consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data in this Form 10-K.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

This information is incorporated by reference from the “Independent Auditors” section of the Company’s Definitive Proxy Statement to be filed by May 1, 2017.

Part IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are files as part of this report:

(a)(1) Financial Statements

The following consolidated financial statements and reports of independent registered public accountants of the Company are in Part II, Item 8. Financial Statements and Supplementary Data:

(i)	Consolidated Balance Sheets – December 31, 2016 and December 31, 2015
(ii)	Consolidated Statements of Income – Years ended December 31, 2016 and December 31, 2015
(iii)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2016 and December 31, 2015
(iv)	Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2016 and December 31, 2015
(v)	Consolidated Statements of Cash Flows – Years ended December 31, 2016 and December 31, 2015
(vi)	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated statements or notes thereto.

(a)(3) Exhibit Index:

Exhibit Number	Description of Exhibit
2.0	Reorganization Agreement and Plan of Share Exchange, dated as of March 6, 2013, between Virginia National Bank and Virginia National Bankshares Corporation [a]

3.1	Articles of Incorporation of Virginia National Bankshares Corporation, as amended and restated [b]

3.2	Bylaws of Virginia National Bankshares Corporation [c]

10.1	Virginia National Bank 2003 Stock Incentive Plan [d]

10.2	Virginia National Bank Amended and Restated 2005 Stock Incentive Plan [e]

10.3	Virginia National Bankshares Corporation 2014 Stock Incentive Plan [f]

10.4	Form of Management Continuity Agreement executed March 2, 2017 between Virginia National Bankshares Corporation and each of Glenn W. Rust, Virginia R. Bayes, Tara Y. Harrison and Donna G. Shewmake [g]

10.5	Non-Disclosure, Non-Solicitation and Non-Competition Agreement dated March 2, 2017 between Virginia National Bank and Glenn W. Rust [h]

10.6	Form of Non-Disclosure, Non-Solicitation and Non-Competition Agreement dated March 2, 2017 between Virginia National Bank and each of Virginia R. Bayes, Tara Y. Harrison and Donna G. Shewmake [i]

10.7	Stock Purchase Agreement, dated as of May 18, 2015, by and between Virginia National Bankshares Corporation and Swift Run Capital, L.P. [j]

10.8	Stock Purchase Agreement, dated as of December 8, 2015, by and between Virginia National Bankshares Corporation and Nancy L. Brody & her spouse [k]

21.0	Subsidiaries of the Registrant [l]

31.1	302 Certification of Principal Executive Officer

Exhibit
Number	Description of Exhibit
31.2	302 Certification of Principal Financial Officer

32.1	906 Certification

101.0	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Income for the years ended December 31, 2016 and December 31, 2015, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2016 and December 31, 2015, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for years ended December 31, 2016 and December 31, 2015, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2016 and December 31, 2015, and (vi) the Notes to Consolidated Financial Statements (furnished herewith).

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

g Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 3, 2017.

h Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 3, 2017.

i Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on March 3, 2017.

j Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 20, 2015.

k Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 11, 2015.

l Refer to Item 1. Business, beginning on page 3 of this Form 10-K Report for a discussion of Virginia National Bankshares Corporation’s direct and indirect subsidiaries.

Item 16. Form 10-K Summary.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

VIRGINIA NATIONAL BANKSHARES CORPORATION

/s/ Tara Y. Harrison
Tara Y. Harrison
Executive Vice President and Chief Financial Officer

Date:    March 27, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 27, 2017.

Signatures	Title

Director
H. K. Benham

/s/ Steven W. Blaine	Director
Steven W. Blaine

/s/ William D. Dittmar, Jr.	Chairman of the Board
William D. Dittmar, Jr.

/s/ Tara Y. Harrison	Executive Vice President & Chief Financial Officer
Tara Y. Harrison	(principal financial and accounting officer)

/s/ James T. Holland	Director
James T. Holland

/s/ Susan King Payne	Director
Susan King Payne

/s/ Glenn W. Rust	President & Chief Executive Officer and Director
Glenn W. Rust	(principal executive officer)

/s/ Gregory L. Wells	Director
Gregory L. Wells

/s/ Bryan D. Wright	Director
Bryan D. Wright