Form 10-Q
period 2017-03-31
Virginia National Bankshares Corp
filed 2017-05-12
CIK 1572334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

___________

FORM 10-Q
___________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 10, 2017:

Class of Stock	Shares Outstanding
Common Stock, Par Value $2.50	2,388,561

VIRGINIA NATIONAL BANKSHARES CORPORATION

FORM 10-Q

TABLE OF CONTENTS

Part I. Financial Information

Item 1 Financial Statements
Consolidated Balance Sheets (unaudited)	Page 3
Consolidated Statements of Income (unaudited)	Page 4
Consolidated Statements of Comprehensive Income (unaudited)	Page 5
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)	Page 6
Consolidated Statements of Cash Flows (unaudited)	Page 7
Notes to Consolidated Financial Statements (unaudited)	Page 8

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 29
Application of Critical Accounting Policies and Estimates	Page 30
Financial Condition	Page 30
Results of Operations	Page 35

Item 3 Quantitative and Qualitative Disclosures About Market Risk	Page 40

Item 4 Controls and Procedures	Page 40

Part II. Other Information
Item 1 Legal Proceedings	Page 40
Item 1A Risk Factors	Page 40
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	Page 41
Item 3 Defaults Upon Senior Securities	Page 41
Item 4 Mine Safety Disclosures	Page 41
Item 5 Other Information	Page 41
Item 6 Exhibits	Page 42

Signatures	Page 43

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	March 31, 2017	December 31, 2016 *
ASSETS	(UNAUDITED)
Cash and due from banks	$10,139	$10,047
Federal funds sold	45,525	28,453
Securities:
Available for sale, at fair value	67,771	56,662
Restricted securities, at cost	1,743	1,709
Total securities	69,514	58,371
Loans	487,494	482,135
Allowance for loan losses	(3,633)	(3,688)
Loans, net	483,861	478,447
Premises and equipment, net	7,781	8,046
Bank owned life insurance	14,022	13,917
Goodwill	372	372
Other intangible assets, net	655	680
Accrued interest receivable and other assets	6,939	6,697
Total assets	$638,808	$605,030
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest-bearing	$182,102	$176,098
Interest-bearing	98,788	96,869
Money market deposit accounts	155,608	136,658
Certificates of deposit and other time deposits	126,153	115,026
Total deposits	562,651	524,651
Securities sold under agreements to repurchase	12,958	19,700
Accrued interest payable and other liabilities	2,173	1,625
Total liabilities	577,782	545,976

Shareholders' equity:
Preferred stock, $2.50 par value, 2,000,000
shares authorized, no shares outstanding	-	-
Common stock, $2.50 par value, 10,000,000
shares authorized; 2,381,909 and 2,368,777
issued and outstanding at March 31, 2017
and December 31, 2016, respectively	5,955	5,922
Capital surplus	21,395	21,152
Retained earnings	34,185	32,759
Accumulated other comprehensive loss	(509)	(779)
Total shareholders' equity	61,026	59,054
Total liabilities and shareholders' equity	$638,808	$605,030

*Derived from audited Consolidated Financial Statements

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(UNAUDITED)

	For the three months ended
	March 31, 2017	March 31, 2016
Interest and dividend income:
Loans, including fees	$4,965	$4,333
Federal funds sold	73	31
Investment securities:
Taxable	206	280
Tax exempt	60	84
Dividends	23	21
Other	3	4
Total interest and dividend income	5,330	4,753

Interest expense:
Demand and savings deposits	110	67
Certificates and other time deposits	156	160
Federal funds purchased and securities sold
under agreements to repurchase	10	12
Total interest expense	276	239
Net interest income	5,054	4,514
Recovery of provision for loan losses	(70)	(120)
Net interest income after recovery of
provision for loan losses	5,124	4,634

Noninterest income:
Trust income	392	388
Advisory and brokerage income	127	87
Royalty income	68	-
Customer service fees	230	219
Debit/credit card and ATM fees	212	198
Earnings/increase in value of bank owned
life insurance	105	109
Fees on mortgage sales	17	48
Gains on sales of securities	4	8
Losses on sales of other assets	-	(25)
Other	94	92
Total noninterest income	1,249	1,124

Noninterest expense:
Salaries and employee benefits	1,901	1,918
Net occupancy	471	476
Equipment	146	135
Other	1,307	1,268
Total noninterest expense	3,825	3,797

Income before income taxes	2,548	1,961
Provision for income taxes	813	606
Net income	$1,735	$1,355

Net income per common share, basic	$0.73	$0.57
Net income per common share, diluted	$0.72	$0.57

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(Unaudited)

	For the three months ended
	March 31, 2017	March 31, 2016
Net income	$1,735	$1,355

Other comprehensive income

Unrealized gain on securities,
net of tax of $139 and $205
for the three months ended
March 31, 2017 and 2016	273	399

Reclassification adjustment
for realized gains on sales
of securities, net of tax of ($1)
and ($3) for the three months
ended March 31, 2017 and
2016	(3)	(5)

Total other comprehensive income	270	394

Total comprehensive income	$2,005	$1,749

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(dollars in thousands, except per share data)
(unaudited)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2015	$6,031	$22,214	$28,170	$(118)	$56,297
Stock options exercised	3	19	-	-	22
Stock purchased under stock
repurchase plan	(137)	(1,123)	-	-	(1,260)
Stock option expense	-	7	-	-	7
Cash dividend declared
($0.10 per share)	-	-	(236)	-	(236)
Net income	-	-	1,355	-	1,355
Other comprehensive income	-	-	-	394	394
Balance, March 31, 2016	$5,897	$21,117	$29,289	$276	$56,579

Balance, December 31, 2016	$5,922	$21,152	$32,759	$(779)	$59,054
Stock options exercised	33	240	-	-	273
Stock option expense	-	3	-	-	3
Cash dividend declared
($0.13 per share)	-	-	(309)	-	(309)
Net income	-	-	1,735	-	1,735
Other comprehensive income	-	-	-	270	270
Balance, March 31, 2017	$5,955	$21,395	$34,185	$(509)	$61,026

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the three months ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,735	$1,355
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of provision for loan losses	(70)	(120)
Net amortization and accretion of securities	99	117
Net gains on sales of securities	(4)	(8)
Net losses on sales of assets	-	25
Earnings on bank owned life insurance	(105)	(109)
Amortization of intangible assets	36	17
Depreciation and other amortization	299	290
Stock option/stock grant expense	3	7
(Increase) decrease in accrued interest receivable and other assets	(379)	315
Increase (decrease) in accrued interest payable and other liabilities	835	(85)
Net cash provided by operating activities	2,449	1,804

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(13,166)	(6,982)
Net increase in restricted investments	(34)	(27)
Proceeds from maturities, calls and principal payments of
available for sale securities	1,717	8,804
Proceeds from sales of available for sale securities	653	2,030
Net increase in organic loans	(2,233)	(4,709)
Net (increase) decrease in purchased loans	(3,111)	3,778
Cash payment for wealth management book of business	(300)	(700)
Purchase of bank premises and equipment	(34)	(92)
Net cash (used in) provided by investing activities	(16,508)	2,102

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW accounts,
and money market accounts	26,873	(14,907)
Net increase in certificates of deposit and other time deposits	11,127	7,233
Net decrease in securities sold under agreements to repurchase	(6,742)	(4,637)
Common stock repurchased	-	(1,260)
Proceeds from stock options exercised	273	22
Cash dividends	(308)	(241)
Net cash provided by (used in) financing activities	31,223	(13,790)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$17,164	$(9,884)

CASH AND CASH EQUIVALENTS:
Beginning of period	$38,500	$43,527
End of period	$55,664	$33,643

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$266	$235
Taxes	$750	$454

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain on available for sale securities	$408	$596

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

March 31, 2017

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

The preparation of financial statements in conformity with GAAP and the reporting guidelines prescribed by regulatory authorities require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets. Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2016. If needed, certain previously reported amounts have been reclassified to conform to current period presentation. No such reclassifications were significant.

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01, among other things: 1) require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 3) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and 4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that ASU 2016-01 will have on its consolidated financial statements.

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

During March 2017, the FASB issued ASU 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.” The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company is currently assessing the impact that ASU 2017-08 will have on its consolidated financial statements.

Note 2. Securities

The amortized cost and fair values of securities available for sale as of March 31, 2017 and December 31, 2016 were as follows (dollars in thousands):

March 31, 2017	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$16,998	$-	$(388)	$16,610
Corporate bonds	2,016	2	-	2,018
Mortgage-backed securities/CMOs	34,859	23	(345)	34,537
Municipal bonds	14,670	46	(110)	14,606
	$68,543	$71	$(843)	$67,771

December 31, 2016	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$14,998	$-	$(497)	$14,501
Corporate bonds	2,017	-	(7)	2,010
Mortgage-backed securities/CMOs	25,470	27	(515)	24,982
Municipal bonds	15,357	30	(218)	15,169
	$57,842	$57	$(1,237)	$56,662

As of March 31, 2017, there were $50.6 million, or 51 issues of individual securities, in a loss position. These securities have an unrealized loss of $843 thousand and consisted of 8 agency bonds, 26 mortgage-backed/CMOs, and 17 municipal bonds. The following table summarizes all securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, at March 31, 2017 and December 31, 2016 (dollars in thousands):

March 31, 2017
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$16,610	$(388)	$-	$-	$16,610	$(388)
Mortgage-backed/CMOs	23,170	(285)	2,428	(60)	25,598	(345)
Municipal bonds	8,387	(110)	-	-	8,387	(110)
	$48,167	$(783)	$2,428	$(60)	$50,595	$(843)

December 31, 2016
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$14,501	$(497)	$-	$-	$14,501	$(497)
Corporate bonds	2,010	(7)	-	-	2,010	(7)
Mortgage-backed/CMOs	18,980	(441)	2,629	(74)	21,609	(515)
Municipal bonds	10,382	(218)	-	-	10,382	(218)
	$45,873	$(1,163)	$2,629	$(74)	$48,502	$(1,237)

The Company’s securities portfolio is primarily made up of fixed rate bonds, whose prices move inversely with interest rates. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality. Accordingly, as of March 31, 2017, management believes the impairments detailed in the table above are temporary, and no impairment loss has been realized in the Company’s consolidated income statement.

An “other-than-temporary impairment” (“OTTI”) is considered to exist if either of the following conditions are met: it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or the Company does not expect to recover the security’s entire amortized cost basis (even if the Company does not intend to sell). In the event that a security would suffer impairment for a reason that was “other than temporary,” the Company would be expected to write down the security’s value to its new fair value, and the amount of the write down would be included in earnings as a realized loss. As of March 31, 2017, management has concluded that none of its investment securities have an OTTI based upon the information available. Additionally, management has the ability to hold any security with an unrealized loss until maturity or until such time as the value of the security has recovered from its unrealized loss position.

Securities having carrying values of $33.3 million at March 31, 2017 were pledged as collateral to secure public deposits and securities sold under agreements to repurchase. At December 31, 2016, securities having carrying values of $34.2 million were similarly pledged.

For the three months ended March 31, 2017, proceeds from the sales of securities amounted to $653 thousand, with realized gains on these securities of $4 thousand. For the three months ended March 31, 2016, proceeds from the sales of securities amounted to $2.0 million, and realized gains on these securities were $8 thousand.

Restricted securities are securities with limited marketability and consist of stock in the Federal Reserve Bank of Richmond (“FRB”), the Federal Home Loan Bank of Atlanta (“FHLB”), and CBB Financial Corporation (“CBBFC”), the holding company for Community Bankers Bank. These restricted securities, totaling $1.7 million as of March 31, 2017 and December 31, 2016, are carried at cost.

Note 3. Loans

The composition of the loan portfolio by loan classification at March 31, 2017 and December 31, 2016 appears below (dollars in thousands).

	March 31,	December 31,
	2017	2016
Commercial
Commercial and industrial - organic	$42,396	$41,560
Commercial and industrial - government guaranteed	13,514	5,550
Commercial and industrial - syndicated	17,705	19,107
Total commercial and industrial	73,615	66,217
Real estate construction and land
Residential construction	837	395
Commercial construction	6,256	4,422
Land and land development	10,963	10,865
Total construction and land	18,056	15,682
Real estate mortgages
1-4 family residential, first lien, investment	36,562	37,538
1-4 family residential, first lien, owner occupied	17,269	16,629
1-4 family residential, junior lien	3,485	2,871
Home equity lines of credit, first lien	8,426	7,912
Home equity lines of credit, junior lien	13,977	14,022
Farm	11,244	11,253
Multifamily	29,483	31,052
Commercial owner occupied	80,060	83,296
Commercial non-owner occupied	108,335	107,062
Total real estate mortgage	308,841	311,635
Consumer
Consumer revolving credit	21,212	20,373
Consumer all other credit	10,821	11,328
Student loans purchased	54,949	56,900
Total consumer	86,982	88,601
Total loans	487,494	482,135
Less: Allowance for loan losses	(3,633)	(3,688)
Net loans	$483,861	$478,447

The balances in the table above include unamortized premiums and net deferred loan costs and fees. As of March 31, 2017, unamortized premiums on loans purchased were $1.5 million, with $700 thousand in unamortized premiums recorded as of December 31, 2016. Net deferred loan costs (fees) totaled $252 thousand and $344 thousand as of March 31, 2017 and December 31, 2016, respectively.

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

Following is a breakdown by class of the loans classified as impaired loans as of March 31, 2017 and December 31, 2016. These loans are reported at their recorded investment, which is the carrying amount of the loan as reflected on the Company’s balance sheet, net of charge-offs and other amounts applied to reduce the net book balance. Average recorded investment in impaired loans is computed using an average of month-end balances for these loans for either the three months ended March 31, 2017 or the twelve months ended December 31, 2016. Interest income recognized is for the three months ended March 31, 2017 or the twelve months ended December 31, 2016. (Dollars below reported in thousands.)

March 31, 2017		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Land and land development	$49	$99	$-	$50	$-
1-4 family residential mortgages, first lien, owner occupied	111	145	-	113	-
1-4 family residential mortgages, junior lien	351	351		352	4
Commercial non-owner occupied real estate	1,004	1,004	-	1,008	11
Student loans purchased	912	912	-	912	14
Impaired loans with a valuation allowance	-	-	-	-	-
Total impaired loans	$2,427	$2,511	$-	$2,435	$29

December 31, 2016		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Land and land development	$51	$100	$-	$55	$-
1-4 family residential mortgages, first lien, owner occupied	116	147	-	123	-
1-4 family residential mortgages, junior lien	354	354		360	16
Commercial non-owner occupied real estate	1,012	1,012	-	1,036	45
Student loans purchased	889	889	-	498	55
Impaired loans with a valuation allowance	-	-	-	-	-
Total impaired loans	$2,422	$2,502	$-	$2,072	$116

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

	March 31, 2017	December 31, 2016
Land and land development	$49	$51
1-4 family residential mortgage, first lien, owner occupied	111	116
Total nonaccrual loans	$160	$167

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

Based on regulatory guidance on Student Lending issued in May, 2016, the Company has classified 53 of its student loans purchased as TDRs for a total of $912 thousand as of March 31, 2017. These borrowers that should have been in repayment have requested and been granted payment extensions or reductions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered restructurings. Student loan borrowers are allowed in-school deferments, plus an automatic six-month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance. As all student loans purchased are fully insured, the Company does not expect to experience a loss on these loans and interest continues to accrue on these TDRs during any deferment and forbearance periods.

The following provides a summary, by class, of TDRs that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and TDRs that have been placed in non-accrual status, which are considered to be nonperforming (dollars in thousands).

Troubled debt restructuring (TDRs)	March 31, 2017		December 31, 2016
	No. of	Recorded	No. of	Recorded
	Loans	Investment	Loans	Investment
Performing TDRs
1-4 family residential mortgages, junior lien	2	$351	2	$354
Commercial non-owner occupied real estate	1	1,004	1	1,012
Student loans purchased	53	912	50	889
Total performing TDRs	56	$2,267	53	$2,255
Nonperforming TDRs
Land and land development	1	$28	1	$29
Total TDRs	57	$2,295	54	$2,284

A summary of loans shown above that were modified under the terms of a TDR during the three months ended March 31, 2017 and 2016 is shown below by class (dollars in thousands). The Post-Modification Recorded Balance reflects the period end balances, inclusive of any interest capitalized to principal, partial principal paydowns, and principal charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

	For three months ended			For three months ended
	March 31, 2017			March 31, 2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Balance	Balance	of Loans	Balance	Balance
Student loans purchased	4	$38	$38	0	$-	$-
Total loans modified during the period	4	$38	$38	0	$-	$-

There were no loans modified as TDRs that subsequently defaulted during the three months ended March 31, 2017 or the twelve months ended December 31, 2016 that were modified as TDRs during the twelve months prior to default.

There were no loans secured by 1-4 family residential property that were in the process of foreclosure at either March 31, 2017 or December 31, 2016.

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

The migration analysis loss method is used for all loan classes except for the following:

●

Student loans purchased are fully insured for loss by surety bonds that the Company purchased at the same time that each package of student loans was acquired, and the Company has not experienced any losses in this class to date. In addition to the insurance, the Company holds deposit reserve accounts to offset any losses resulting from the breach of any representations or warranties by the sellers. Qualitative factors are applied, and the calculated reserve is net of any deposit reserve accounts.

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

In addition to the movement to the migration analysis method, the following other changes were implemented beginning with the quarter ended June 30, 2016:

●	The number of classes increased from twelve to seventeen to provide greater loan level detail.
●	The “Watch” risk rating was separated to account for the higher level of risk associated with this risk rating. Previously the risk rating “Watch” was included in the “Pass” pool.
●

A minimum qualitative loss factor has been applied to the “Good” risk ratings in an abundance of caution. Previously a loan loss reserve had not been applied to loans risk rated “Good”; however, management deemed a nominal reserve as prudent.

The Company’s internal creditworthiness grading system is based on experiences with similarly graded loans. The Company performs regular credit reviews of the loan portfolio to review the credit quality and adherence to its underwriting standards. Additionally, external reviews of credits are conducted on a semi-annual basis.

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

Watch

These loans have an acceptable risk but require more attention than normal servicing. A historical loss factor for loans rated “Watch” is applied to current balances of like-rated loans pooled by class.

Special Mention

These potential problem loans are currently protected but are potentially weak. A historical loss factor for loans rated “Special Mention” is applied to current balances of like-rated loans pooled by class.

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

The following represents the loan portfolio designated by the internal risk ratings assigned to each credit as of March 31, 2017 and December 31, 2016 (dollars in thousands). There were no loans rated “Doubtful” as of either period.

					Special	Sub-
March 31, 2017	Excellent	Good	Pass	Watch	Mention	standard	TOTAL
Commercial
Commercial and industrial - organic	$3,189	$20,536	$18,009	$257	$230	$175	$42,396
Commercial and industrial - government guaranteed	13,514	-	-	-	-	-	13,514
Commercial and industrial - syndicated	-	-	14,780	-	-	2,925	17,705
Real estate construction
Residential construction	-	-	837	-	-	-	837
Commercial construction	-	-	6,256	-	-	-	6,256
Land and land development	-	-	10,382	4	-	577	10,963
Real estate mortgages
1-4 family residential, first lien, investment	-	-	34,150	1,713	228	471	36,562
1-4 family residential, first lien, owner occupied	-	-	15,858	323	-	1,088	17,269
1-4 family residential, junior lien	-	-	2,838	321	186	140	3,485
Home equity lines of credit, first lien	-	-	8,386	40	-	-	8,426
Home equity lines of credit, junior lien	-	-	13,866	-	-	111	13,977
Farm	-	-	11,244	-	-	-	11,244
Multifamily	-	-	29,483	-	-	-	29,483
Commercial owner occupied	-	688	78,366	1,006	-	-	80,060
Commercial non-owner occupied	-	-	106,258	1,004	-	1,073	108,335
Consumer
Consumer revolving credit	63	20,612	534	-	-	3	21,212
Consumer all other credit	331	9,426	1,025	4	-	35	10,821
Student loans purchased	-	-	54,037	912	-	-	54,949
Total Loans	$17,097	$51,262	$406,309	$5,584	$644	$6,598	$487,494

					Special	Sub-
December 31, 2016	Excellent	Good	Pass	Watch	Mention	standard	TOTAL
Commercial
Commercial and industrial - organic	$816	$24,225	$15,840	$259	$236	$184	$41,560
Commercial and industrial - government guaranteed	5,550	-	-	-	-	-	5,550
Commercial and industrial - syndicated	-	-	16,175	-	-	2,932	19,107
Real estate construction
Residential construction	-	-	395	-	-	-	395
Commercial construction	-	-	4,422	-	-	-	4,422
Land and land development	-	-	10,271	5	-	589	10,865
Real estate mortgages
1-4 family residential, first lien, investment	-	-	35,102	1,724	229	483	37,538
1-4 family residential, first lien, owner occupied	-	-	15,207	325	-	1,097	16,629
1-4 family residential, junior lien	-	-	2,214	326	189	142	2,871
Home equity lines of credit, first lien	-	-	7,872	40	-	-	7,912
Home equity lines of credit, junior lien	-	-	13,911	-	-	111	14,022
Farm	-	-	11,253	-	-	-	11,253
Multifamily	-	-	31,052	-	-	-	31,052
Commercial owner occupied	-	695	81,582	1,019	-	-	83,296
Commercial non-owner occupied	-	-	104,963	1,012	-	1,087	107,062
Consumer
Consumer revolving credit	65	19,766	539	-	-	3	20,373
Consumer all other credit	284	9,977	1,027	4	-	36	11,328
Student loans purchased	-	-	56,011	889	-	-	56,900
Total Loans	$6,715	$54,663	$407,836	$5,603	$654	$6,664	$482,135

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

Impaired loans are individually evaluated and, if deemed appropriate, a specific allocation is made for these loans. In reviewing the loans classified as impaired loans totaling $2.4 million at March 31, 2017, there was no specific valuation allowance on any of these loans after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the borrower.

A summary of the transactions in the Allowance for Loan Losses by loan portfolio segment for the three months ended March 31, 2017 and the year ended December 31, 2016 appears below (dollars in thousands):

Allowance for Loan Losses Rollforward by Portfolio Segment
As of and for the period ended March 31, 2017

		Real Estate
	Commercial	Construction	Real Estate	Consumer
	Loans	and Land	Mortgages	Loans	Total
Allowance for Loan Losses:
Balance as of January 1, 2017	$824	$127	$2,506	$231	$3,688
Charge-offs	-	-	-	-	-
Recoveries	10	-	1	4	15
Provision for (recovery of) loan losses	(32)	15	(56)	3	(70)
Ending Balance	$802	$142	$2,451	$238	$3,633

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	802	142	2,451	238	3,633

Loans:
Individually evaluated for impairment	$-	$49	$1,466	$912	$2,427
Collectively evaluated for impairment	73,615	18,007	307,375	86,070	485,067
Ending Balance	$73,615	$18,056	$308,841	$86,982	$487,494

As of and for the year ended December 31, 2016

		Real Estate
	Commercial	Construction	Real Estate	Consumer
	Loans	and Land	Mortgages	Loans	Total
Allowance for Loan Losses:
Balance as of January 1, 2016	$797	$159	$2,592	$19	$3,567
Charge-offs	(25)	-	(12)	-	(37)
Recoveries	32	-	3	12	47
Provision for (recovery of) loan losses	20	(32)	(77)	200	111
Ending Balance	$824	$127	$2,506	$231	$3,688

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	824	127	2,506	231	3,688

Loans:
Individually evaluated for impairment	$-	$51	$1,482	$889	$2,422
Collectively evaluated for impairment	66,217	15,631	310,153	87,712	479,713
Ending Balance	$66,217	$15,682	$311,635	$88,601	$482,135

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

The following tables show the aging of past due loans as of March 31, 2017 and December 31, 2016. Also included are loans that are 90 or more days past due but still accruing, because they are well secured and in the process of collection. (Dollars below reported in thousands.)

Past Due Aging as of							90 Days
March 31, 2017	30-59	60-89	90 Days or				Past Due
	Days Past	Days Past	More Past	Total Past		Total	and Still
	Due	Due	Due	Due	Current	Loans	Accruing
Commercial loans
Commercial and industrial - organic	$79	$-	$-	$79	$42,317	$42,396	$-
Commercial and industrial - government guaranteed	-	-	-	-	13,514	13,514	-
Commercial and industrial - syndicated	-	-	-	-	17,705	17,705	-
Real estate construction and land
Residential construction	-	-	-	-	837	837	-
Commercial construction	-	-	-	-	6,256	6,256	-
Land and land development	-	-	21	21	10,942	10,963	-
Real estate mortgages
1-4 family residential, first lien, investment	-	-	-	-	36,562	36,562	-
1-4 family residential, first lien, owner occupied	19	-	-	19	17,250	17,269	-
1-4 family residential, junior lien	44	-	-	44	3,441	3,485	-
Home equity lines of credit, first lien	150	-	-	150	8,276	8,426	-
Home equity lines of credit, junior lien	-	-	-	-	13,977	13,977	-
Farm	-	-	-	-	11,244	11,244	-
Multifamily	-	-	-	-	29,483	29,483	-
Commercial owner occupied	14	-	-	14	80,046	80,060	-
Commercial non-owner occupied	-	-	-	-	108,335	108,335	-
Consumer loans
Consumer revolving credit	1	-	-	1	21,211	21,212	-
Consumer all other credit	59	-	-	59	10,762	10,821	-
Student loans purchased	396	144	188	728	54,221	54,949	188
Total Loans	$762	$144	$209	$1,115	$486,379	$487,494	$188

Past Due Aging as of							90 Days
December 31, 2016	30-59	60-89	90 Days or				Past Due
	Days Past	Days Past	More Past	Total Past		Total	and Still
	Due	Due	Due	Due	Current	Loans	Accruing
Commercial loans
Commercial and industrial - organic	$65	$61	$-	$126	$41,434	$41,560	$-
Commercial and industrial - government guaranteed	-	-	-	-	5,550	5,550	-
Commercial and industrial - syndicated	-	-	-	-	19,107	19,107	-
Real estate construction and land
Residential construction	-	-	-	-	395	395	-
Commercial construction	-	-	-	-	4,422	4,422	-
Land and land development	-	-	22	22	10,843	10,865	-
Real estate mortgages
1-4 family residential, first lien, investment	125	-	-	125	37,413	37,538	-
1-4 family residential, first lien, owner occupied	-	-	20	20	16,609	16,629	20
1-4 family residential, junior lien	-	-	-	-	2,871	2,871	-
Home equity lines of credit, first lien	-	-	-	-	7,912	7,912	-
Home equity lines of credit, junior lien	36	-	-	36	13,986	14,022	-
Farm	-	-	-	-	11,253	11,253	-
Multifamily	-	-	-	-	31,052	31,052	-
Commercial owner occupied	-	-	-	-	83,296	83,296	-
Commercial non-owner occupied	-	-	-	-	107,062	107,062	-
Consumer loans
Consumer revolving credit	-	-	-	-	20,373	20,373	-
Consumer all other credit	1	48	-	49	11,279	11,328	-
Student loans purchased	1,316	139	188	1,643	55,257	56,900	188
Total Loans	$1,543	$248	$230	$2,021	$480,114	$482,135	$208

Note 5. Intangible Assets

On February 1, 2016 (the “Effective Date”), VNB Wealth purchased the book of business, including interest in the client relationships (“Purchased Relationships”), from a current officer (the “Seller”) of VNB Wealth pursuant to an employment and asset purchase agreement (the “Purchase Agreement”). Prior to becoming an employee of VNB Wealth and until the Effective Date of the sale, the Seller provided services to these Purchased Relationships as a sole proprietor. As of January 15, 2016, the fair value of the assets under management associated with the Purchased Relationships totaled $31.5 million. Under the terms of the Purchase Agreement, the Company will receive all future revenue for investment management, advisory, brokerage, insurance, consulting, trust and related services performed for the Purchased Relationships.

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

Through the three months ended March 31, 2017 and 2016, the Company recognized $36 thousand and $17 thousand, respectively, in amortization expense from these identified intangible assets with a finite life. The net carrying value of $655 thousand will be recognized as amortization expense in future reporting periods through 2026. The following shows the gross and net balance of these intangible assets as of March 31, 2017. (Dollars below reported in thousands.)

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Identified Intangible Assets
Non-Compete Agreement	$103	$40	$63
Customer Relationships Intangible	670	78	$592
Total Identified Intangible Assets	$773	$118	$655

As of March 31, 2017, the Company carried a contingent liability of $156 thousand, representing the net of the fair value of the purchase price, less the initial two annual payments made to the Seller. The remaining three annual payments as delineated in the Purchase Agreement will be paid from this liability.

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

The following shows the weighted average number of shares used in computing net income per common share and the effect on the weighted average number of shares of diluted potential common stock for the three months ended March 31, 2017 and 2016. Potential dilutive common stock equivalents have no effect on net income available to common shareholders. (Dollars below reported in thousands except per share data.)

Three Months Ended	March 31, 2017			March 31, 2016
		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic earnings per share	$1,735	2,375,798	$0.73	$1,355	2,382,951	$0.57
Effect of dilutive stock options	-	19,145	-	-	14,088	-
Diluted earnings per share	$1,735	2,394,943	$0.72	$1,355	2,397,039	$0.57

For the periods ended March 31, 2017 and March 31, 2016, option shares totaling 2,000 and 59,110, respectively, were considered anti-dilutive and were excluded from this calculation.

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

A summary of the shares issued and available under each of the Plans is shown below as of March 31, 2017. Although the 2003 Plan and 2005 Plan have expired and no new grants will be issued under these plans, there were options issued before the plans expired which are still outstanding as shown below.

	2003 Plan	2005 Plan	2014 Plan
Aggregate shares issuable	128,369	230,000	250,000
Options issued, net of forfeited
and expired options	(108,054)	(72,107)	(2,000)
Cancelled due to Plan expiration	(20,315)	(157,893)	-
Remaining available for grant	-	-	248,000

Grants issued and outstanding:
Total vested and unvested shares	22,240	53,056	2,000
Fully vested shares	22,240	51,806	-
Exercise price range	$18.26 to	$11.74 to	$30.20 to
	$18.26	$26.96	$30.20

The Company accounts for all of its stock incentive plans under recognition and measurement accounting principles which require that the compensation cost relating to stock-based payment transactions be recognized in the financial statements. Stock-based compensation arrangements include stock options and restricted stock. All stock-based payments to employees are required to be valued at a fair value on the date of grant and expensed based on that fair value over the applicable vesting period. For the three months ended March 31, 2017 and 2016, the Company recognized $4 thousand and $7 thousand, respectively, in compensation expense for stock options. As of March 31, 2017, there was $14 thousand in unamortized compensation expense remaining to be recognized in future reporting periods through 2021.

Stock Options

Changes in the stock options outstanding related to all of the Plans are summarized as follows (dollars in thousands except per share data):

	March 31, 2017
		Weighted Average	Aggregate
	Number of Options	Exercise Price	Intrinsic Value
Outstanding at January 1, 2017	98,893	$22.83	$592
Issued	2,000	$30.20
Exercised	(13,132)	$18.51
Forfeited	(4,600)	$26.96
Expired	(5,865)	33.91
Outstanding at March 31, 2017	77,296	$22.67	$702
Options exercisable at March 31, 2017	74,046	$22.55	$681

The fair value of any grant is estimated at the grant date using the Black-Scholes pricing model. There were no stock option grants during the twelve months ended December 31, 2016. During the first three months of 2017, a stock option grant of 2,000 shares was issued, and the fair value on the grant issued was estimated based on the assumptions noted in the following table:

For the three months ended
March 31, 2017
Expected volatility[1]	17.90%
Expected dividends[2]	1.72%
Expected term (in years)[3]	6.25
Risk-free rate[4]	2.00%

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

Summary information pertaining to options outstanding at March 31, 2017 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
	Number of	Average	Average	Number of	Average
	Options	Remaining	Exercise	Options	Exercise
Exercise Price	Outstanding	Contractual Life	Price	Exercisable	Price
$11.74 to 20.00	25,790	2.5 Years	$17.95	24,540	$17.94
$20.01 to 30.00	49,506	0.9 Years	24.83	49,506	24.83
$30.01 to 36.74	2,000	10 Years	30.20	0	-
Total	77,296	1.7 Years	$22.67	74,046	$22.55

Restricted Stock

There were no restricted stock grants outstanding throughout 2016 or as of March 31, 2017. No restricted stock grants were awarded during 2016 or the first three months of 2017.

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

The following tables present the balances measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (dollars in thousands):

		Fair Value Measurements at March 31, 2017 Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$16,610	$-	$16,610	$-
Corporate bonds	2,018	-	2,018	-
Mortgage-backed securities/CMOs	34,537	-	34,537	-
Municipal bonds	14,606	-	14,606	-
Total securities available for sale	$67,771	$-	$67,771	$-

		Fair Value Measurements at December 31, 2016 Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$14,501	$-	$14,501	$-
Corporate bonds	2,010	-	2,010	-
Mortgage-backed securities/CMOs	24,982	-	24,982	-
Municipal bonds	15,169	-	15,169	-
Total securities available for sale	$56,662	$-	$56,662	$-

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

Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. The Company had $2.4 million in impaired loans as of March 31, 2017 and December 31, 2016. None of these impaired loans required a valuation allowance after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the customer.

Other Real Estate Owned

Other real estate owned (“OREO”) is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the Allowance for Loan Losses. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the Consolidated Statements of Income. As of March 31, 2017 and December 31, 2016, the Company had no OREO property.

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

The carrying values and estimated fair values of the Company's financial instruments as of March 31, 2017 and December 31, 2016 are as follows (dollars in thousands):

		Fair Value Measurement at March 31, 2017 using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$55,664	$55,664	$-	$-	$55,664
Available for sale securities	67,771	-	67,771	-	67,771
Loans, net	483,861	-	-	482,360	482,360
Bank owned life insurance	14,022	-	14,022	-	14,022
Accrued interest receivable	1,667	-	145	1,522	1,667

Liabilities
Demand deposits and
interest-bearing transaction
and money market accounts	$436,498	$-	$436,498	$-	$436,498
Certificates of deposit	126,153	-	126,102	-	126,102
Securities sold under
agreements to repurchase	12,958	-	12,958	-	12,958
Accrued interest payable	117	-	117	-	117

		Fair Value Measurement at December 31, 2016 using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$38,500	$38,500	$-	$-	$38,500
Available for sale securities	56,662	-	56,662	-	56,662
Loans, net	478,447	-	-	476,438	476,438
Bank owned life insurance	13,917	-	13,917	-	13,917
Accrued interest receivable	1,662	-	272	1,390	1,662

Liabilities
Demand deposits and
interest-bearing transaction
and money market accounts	$409,625	$-	$409,625	$-	$409,625
Certificates of deposit	115,026	-	114,979	-	114,979
Securities sold under
agreements to repurchase	19,700	-	19,700	-	19,700
Accrued interest payable	107	-	107	-	107

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

Note 9. Other Comprehensive Income

A component of the Company’s other comprehensive income, in addition to net income from operations, is the recognition of the unrealized gains and losses on available for sale securities, net of income taxes. Reclassifications of realized gains and losses on available for sale securities are reported in the income statement as “Gains on sales of securities” with the corresponding income tax effect reflected as a component of income tax expense. Amounts reclassified out of accumulated other comprehensive income are presented below for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Available for sale securities
Realized gains on sales of securities	$4	$8
Tax effect	(1)	(3)
Realized gains, net of tax	$3	$5

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

The VNB Wealth segment includes (a) trust income from the investment management, wealth advisory and trust and estate services offered by VNBTrust, comprised of both management fees and performance fees, (b) advisory and brokerage income from investment advisory, retail brokerage, annuity and insurance services offered under the name of VNB Investment Services and (c) royalty income from the sale of Swift Run Capital Management, LLC in 2013. More information on royalty income and the related sale can be found under Summary of Significant Accounting Policies in Note 1 of the notes to consolidated financial statements, which is found in Item 8. Financial Statements and Supplementary Data, in the Company's Form 10-K Report for December 31, 2016.

A management fee for administrative and technology support services provided by the Bank is charged to VNB Wealth. For both the three months ended March 31, 2017 and 2016, management fees of $25 thousand were charged to VNB Wealth and eliminated in consolidated totals.

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

Segment information for the three months ended March 31, 2017 and 2016 is shown in the following tables (dollars in thousands). The VNB Wealth total assets as shown in the following tables represent the assets of VNB Wealth and should not be confused with client assets under management.

Three months ended March 31, 2017	Bank	VNB Wealth	Consolidated
Net interest income	$5,037	$17	$5,054
Recovery of provision for loan losses	(70)	-	(70)
Noninterest income	662	587	1,249
Noninterest expense	3,301	524	3,825
Income before income taxes	2,468	80	2,548
Provision for income taxes	785	28	813
Net income	$1,683	$52	$1,735
Total assets	$629,317	$9,491	$638,808

Three months ended March 31, 2016	Bank	VNB Wealth	Consolidated
Net interest income	$4,502	$12	$4,514
Recovery of provision for loan losses	(120)	-	(120)
Noninterest income	679	445	1,124
Noninterest expense	3,184	613	3,797
Income (loss) before income taxes	2,117	(156)	1,961
Provision for (benefit of) income taxes	659	(53)	606
Net income (loss)	$1,458	$(103)	$1,355
Total assets	$546,171	$9,671	$555,842

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Virginia National Bankshares Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2016, included in the Company’s 2016 Form 10-K. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results for the year ending December 31, 2017 or any future period.

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

For additional information regarding critical accounting policies, refer to the Application of Critical Accounting Policies and Critical Accounting Estimates section under Item 7 in the 2016 Form 10-K. There have been no significant changes in the Company’s application of critical accounting policies since December 31, 2016.

FINANCIAL CONDITION

Total assets

The total assets of the Company as of March 31, 2017 were $638.8 million. This is a $33.8 million increase from the $605.0 million total assets reported at December 31, 2016 and an $83.0 million increase from the $555.8 million reported at March 31, 2016. The year-over-year net growth in assets was funded largely by expansion in deposits totaling $83.9 million, while repurchase agreement sweep balances contracted by $5.6 million over that period. Total deposits and repurchase agreement sweep balances totaled $575.6 million at March 31, 2017, an increase of $78.3 million from the $497.3 million at March 31, 2016.

Federal funds sold

The Company had overnight federal funds sold of $45.5 million at March 31, 2017, compared to $28.5 million at December 31, 2016. At March 31, 2016, the Company had overnight federal funds sold of $23.9 million. Any excess funds are sold on a daily basis in the federal funds market. The Company intends to maintain sufficient liquidity at all times to meet its funding commitments.

The Company continues to participate in the Federal Reserve Bank of Richmond’s Excess Balance Account (“EBA”). The EBA is a limited-purpose account at the Federal Reserve Bank for the maintenance of excess cash balances held by financial institutions. The EBA eliminates the potential of concentration risk that comes with depositing excess balances with one or multiple correspondent banks.

Securities

The Company’s investment securities portfolio as of March 31, 2017 totaled $69.5 million, an increase of $11.1 million from the $58.4 million reported at December 31, 2016 and a decrease of $3.6 million from the $73.1 million reported at March 31, 2016. Management continues to focus on maximizing the earning capacity of the Company. Since loan funding needs increased significantly in the fourth quarter of 2016, lower earning securities were sold in order to deploy these funds to higher earning loans. However, as deposits increased significantly in the first quarter of 2017 and loan balances increased only modestly in that same quarter, $13.2 million in securities were purchased to increase the yield on earning assets. We re-invested primarily in mortgage-backed securities, which we expect to provide a consistent stream of cash flow and liquidity that can be diverted to fund growth in the loan portfolio as needs arise, or to re-invest in higher yielding securities if interest rates rise. At March 31, 2017, the investment securities holdings represented 10.9% of the Company’s total assets, compared to 9.7% and 13.2% of total assets at December 31, 2016 and March 31, 2016, respectively.

The Company’s investment securities portfolio included restricted securities totaling $1.7 million as of March 31, 2017 and December 31, 2016. These securities represent stock in the Federal Reserve Bank of Richmond (“FRB-R”), the Federal Home Loan Bank of Atlanta (“FHLB-A”), and CBB Financial Corporation (“CBBFC”), the holding company for Community Bankers Bank. The level of FRB-R and FHLB-A stock that the Company is required to hold is determined in accordance with membership guidelines provided by the Federal Reserve Bank Board of Governors or the Federal Home Loan Bank of Atlanta. Stock ownership in the bank holding company for Community Bankers’ Bank provides the Bank with several benefits that are not available to non-shareholder correspondent banks. None of these restricted securities are traded on the open market and can only be redeemed by the respective issuer.

At March 31, 2017, the unrestricted securities portfolio totaled $67.8 million. The following table summarizes the Company's available for sale securities by type as of March 31, 2017, December 31, 2016, and March 31, 2016 (dollars in thousands):

	March 31, 2017	Percent	December 31, 2016	Percent	March 31, 2016	Percent
	Balance	of Total	Balance	of Total	Balance	of Total
U.S. Government agencies	$16,610	24.5%	$14,501	25.7%	$11,370	15.9%
Corporate bonds	2,018	2.9%	2,010	3.5%	6,056	8.5%
Mortgage-backed securities/CMOs	34,537	51.0%	24,782	43.9%	35,270	49.4%
Municipal bonds	14,606	21.6%	15,169	26.9%	18,740	26.2%
Total available for sale securities	$67,771	100.0%	$56,462	100.0%	$71,436	100.0%

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

As of March 31, 2017, total loans were $487.5 million, compared to the balance of $482.1 million as of December 31, 2016 and $424.6 million at March 31, 2016. Loans as a percentage of total assets at March 31, 2017 were 76.3%, fairly level compared to 76.4% as of March 31, 2016. Loans as a percentage of deposits at March 31, 2017 were 86.6%, a 2.1 percentage point decline over the 88.7% ratio as of March 31, 2016, primarily due to the strong deposit growth in the first quarter of 2017.

The following table summarizes the Company's loan portfolio by type of loan as of March 31, 2017, December 31, 2016, and March 31, 2016 (dollars in thousands):

	March 31, 2017	Percent	December 31, 2016	Percent	March 31, 2016	Percent
	Balance	of Total	Balance	of Total	Balance	of Total
Commercial and industrial	$73,615	15.1%	$66,214	13.7%	$67,818	16.0%
Real estate - commercial	217,878	44.7%	221,410	45.9%	180,745	42.6%
Real estate - residential mortgage	90,963	18.7%	90,225	18.7%	93,977	22.1%
Real estate - construction	18,056	3.7%	15,682	3.3%	18,363	4.3%
Consumer loans	86,982	17.8%	88,601	18.4%	63,685	15.0%
Total loans	$487,494	100.0%	$482,132	100.0%	$424,588	100.0%

From the $424.6 million outstanding at March 31, 2016, gross loans have increased $62.9 million, or 14.8%. Over the one year period, the significant loan growth was attributable to approximately $33.7 million in net organic loan growth, supplemented by purchases of loans. The purchase of loans is considered a secondary strategy, which allows the Company to supplement organic loan growth and enhance earnings. Balances outstanding in purchased loans totaled $86.1 million as of March 31, 2017 and were comprised of:

●

Syndicated loans totaling $17.7 million. Syndicated loans represent shared national credits in leveraged lending transactions and are included in the commercial and industrial portfolio. The Company has developed policies to limit overall credit exposure to the syndicated market, as well as limits by industry and amount per borrower.

●

Loans guaranteed by a U.S. government agency (“government guaranteed”) totaling $13.5 million, inclusive of premium. During the fourth quarter of 2016, the Company began augmenting the commercial and industrial portfolio with government guaranteed loans which represent the portion of loans that are 100% guaranteed by either the Small Business Administration (“SBA”) or the United States Department of Agriculture (“USDA”); the originating institution holds the unguaranteed portion of the loan and services it. These government guaranteed portion of loans are typically purchased at a premium. In the event of early prepayment, the Bank may need to write off any unamortized premium.

●

Student loans totaling $54.9 million. The Company purchased two student loan packages in 2015. In the fourth quarter of 2016, a third tranche was closed for an additional $24.8 million, inclusive of premium. Along with the purchase of these three packages of student loans, the Company purchased surety bonds that fully insure this portion of the Company’s consumer portfolio.

Management will continue to evaluate loan purchase transactions as needed to supplement organic loan growth, as part of its strategy to strengthen earnings and normalize the loan-to-deposit ratio.

While the increase in loan balances slowed to a modest $7.2 million during the first quarter of 2017, compared to December 31, 2016, the Company experienced significant loan growth in the fourth quarter of 2016 and each of the five quarters ending December 31, 2015. The positive impact to earnings from this loan growth should continue throughout 2017.

Loan quality

Non-accrual loans remained low and totaled $160 thousand at March 31, 2017, compared to the $167 thousand and $185 thousand reported at December 31, 2016 and March 31, 2016, respectively. Additionally, the amount of loans that were past due ninety or more days remains low. At March 31, 2017, the Company had loans in its portfolio that were ninety or more days past due totaling $209 thousand, of which $188 thousand or 90% were still accruing interest as the Company deems them to be collectible.

At March 31, 2017 and December 31, 2016, the Company had loans in the amount of $2.4 million classified as impaired loans, of which $2.3 million were Troubled Debt Restructurings (TDRs) that are still accruing interest. At March 31, 2016, the Company had loans in the amount of $1.6 million classified as impaired loans, of which $1.4 million were TDRs that were still accruing interest. Based on regulatory guidance on Student Lending issued in May, 2016, the Company has classified 53 of its purchased student loans as TDRs for a total of $912 thousand as of March 31, 2017. These borrowers that should have been in repayment have requested and been granted payment extensions or reductions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered restructurings. Student loan borrowers are allowed in-school deferments, plus an automatic six-month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance. As all student loans purchased are fully insured, the Company does not expect to experience a loss on these loans and interest continues to accrue on these TDRs during any deferment and forbearance periods.

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

The relationship of the allowance for loan losses to total loans at March 31, 2017, December 31, 2016, and March 31, 2016 appears below (dollars in thousands):

	March 31	December 31,	March 31
	2017	2016	2016
Loans held for investment at period-end	$487,494	$482,135	$424,588
Allowance for loan losses	$3,633	$3,688	$3,440
Allowance as a percent of period-end loans	0.75%	0.77%	0.81%

The allowance for loan losses as a percentage of total loans at March 31, 2017 of 0.75% was 6 basis points lower than the 0.81% at March 31, 2016 and is reflective of lower net charge-offs during the prior twelve quarters.

A recovery of provision for loan losses totaling $70 thousand was recorded in the first three months of 2017, while a recovery of $120 thousand was recognized for the first three months of 2016. The following is a summary of the changes in the allowance for loan losses for the three months ended March 31, 2017 and March 31, 2016 (dollars in thousands):

	2017	2016
Allowance for loan losses, January 1	$3,688	$3,567
Charge-offs	-	(12)
Recoveries	15	5
Recovery of provision for loan losses	(70)	(120)
Allowance for loan losses, March 31	$3,633	$3,440

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

Management reviews the adequacy of the Allowance for Loan Losses on a quarterly basis to ensure it is adequate based upon the calculated potential losses inherent in the portfolio. Management believes the allowance for loan losses was adequately provided for as of March 31, 2017.

Premises and equipment

The Company’s premises and equipment, net of depreciation, as of March 31, 2017 totaled $7.8 million compared to the $8.0 million and $8.4 million as of December 31, 2016 and March 31, 2016, respectively. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method based on the estimated useful lives of assets. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, assets and related accumulated depreciation are removed from the books, and any resulting gain or loss is charged to income.

As of March 31, 2017, the Company and its subsidiaries occupied six full-service banking facilities in the cities of Charlottesville and Winchester, as well as the counties of Albemarle and Orange in Virginia. The Company’s lease for the Loudoun Mall banking office located at 186 North Loudoun Street, Winchester, Virginia expired, and the Company permanently closed that office on October 28, 2016. The Company is continuing to search for at least one new branch office location in Winchester. Any new offices that the Company decides to add are expected to be small commercial spaces.

The multi-story office building at 404 People Place, Charlottesville, Virginia, located in Albemarle County, also serves as the Company’s corporate headquarters and operations center, as well as the principal offices of VNB Wealth.

Both the Arlington Boulevard facility in Charlottesville and the People Place facility also contain office space that is currently under lease to tenants.

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

As previously discussed, the Company experienced strong deposit growth in the first quarter of 2017. Total deposits as of March 31, 2017 were $562.7 million, up $38.0 million compared to the balances of $524.7 million at December 31, 2016 and $83.9 million higher than the $478.8 million total as of March 31, 2016. The increase was realized in all major deposit categories, but predominately in money market accounts.

Deposit accounts

(dollars in thousands)	March 31, 2017		December 31, 2016		March 31, 2016
		% of Total		% of Total		% of Total
	Balance	Deposits	Balance	Deposits	Balance	Deposits
No cost and low cost deposits:
Noninterest demand deposits	$182,102	32.4%	$176,098	33.5%	$172,431	36.0%
Interest checking accounts	98,788	17.5%	96,869	18.5%	87,402	18.3%
Money market deposit accounts	155,608	27.7%	136,658	26.0%	103,109	21.5%
Total noninterest and low
cost deposit accounts	436,498	77.6%	409,625	78.0%	362,942	75.8%

Time deposit accounts:
Certificates of deposit	100,372	17.8%	90,084	17.2%	98,736	20.6%
CDARS deposits	25,781	4.6%	24,942	4.8%	17,115	3.6%
Total certificates of deposit
and other time deposits	126,153	22.4%	115,026	22.0%	115,851	24.2%

Total deposit account balances	$562,651	100.0%	$524,651	100.0%	$478,793	100.0%

Securities sold under agreements to repurchase

(dollars in thousands)	March 31, 2017		December 31, 2016		March 31, 2016
	Balance		Balance		Balance
Securities sold under
agreements to repurchase		$12,958		$19,700		$18,519

Noninterest-bearing demand deposits on March 31, 2017 were $182.1 million, representing 32.4% of total deposits. Interest-bearing transaction and money market accounts totaled $254.4 million, and represented 45.2% of total deposits at March 31, 2017. Collectively, noninterest-bearing and interest-bearing transaction and money market accounts represented 77.6% of total deposit accounts at March 31, 2017. These account types are an excellent source of low-cost funding for the Company.

The remaining 22.4% of total deposits consisted of certificates of deposit and other time deposit accounts totaling $126.2 million at March 31, 2017 and $115.0 million at December 31, 2016. Included in this deposit total are Certificate of Deposit Account Registry Service CDs, known as CDARSTM, whereby depositors can obtain FDIC deposit insurance on account balances of up to $50 million. CDARS deposits totaled $25.8 million as of March 31, 2017.

Securities sold under agreement to repurchase are an additional source of funding for the Company and are available to non-individual accountholders on an overnight term through the Company’s investment sweep product. Under the agreements to repurchase, invested funds are fully collateralized by security instruments that are pledged on behalf of customers utilizing this product. Total balances in securities sold under agreement to repurchase as of March 31, 2017 were $13.0 million.

Shareholders' equity and regulatory capital ratios

The following table displays the changes in shareholders' equity for the Company from December 31, 2016 to March 31, 2017 (dollars in thousands):

Equity, December 31, 2016	$59,054
Net income	1,735
Other comprehensive income	270
Cash dividends declared	(309)
Stock options exercised	273
Equity increase due to expensing of stock options	3
Equity, March 31, 2017	$61,026

The Basel III regulatory capital rules effective January 1, 2015 required the Company and its subsidiaries to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.50% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6% of risk-weighted assets (increased from the prior requirement of 4.00%); (iii) a total capital ratio of 8.00% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.00% of total assets (unchanged from the prior requirement). These were the initial capital requirements.

Beginning January 1, 2016 a capital conservation buffer requirement began to be phased in over a four-year period, beginning at 0.625% of risk-weighted assets and increasing annually to 2.50% at January 1, 2019. Therefore, for the calendar year 2017, this 1.25% buffer effectively results in the minimum (i) common equity Tier 1 capital ratio of 5.75% of risk-weighted assets; (ii) Tier 1 capital ratio of 7.25% of risk-weighted assets; and (iii) total capital ratio of 9.25% of risk-weighted assets. The minimum leverage ratio remains at 4.00%. For additional information regarding the new capital requirements, refer to the Supervision and Regulation section, under Item 1. Business, found in the Company’s Form 10-K Report for December 31, 2016.

Using the new capital requirements, the Company’s capital ratios remain well above the levels designated by bank regulators as "well capitalized" at March 31, 2017. Under the current risk-based capital guidelines of federal regulatory authorities, the Company’s common equity Tier 1 capital ratio and Tier 1 capital ratio are both at 12.24% of its risk-weighted assets and are well in excess of the minimum capital requirements of 6.50% and 8.00%, respectively. Additionally, the Company has a total capital ratio of 12.98% of its risk-weighted assets and leverage ratio of 9.84% of total assets, which are both well in excess of the minimum 10.00% and 5.00% level designated by bank regulators under “well capitalized” capital guidelines.

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

Net interest income is discussed in Management’s Discussion and Analysis on a GAAP basis, unless noted as “FTE”; and the reconcilement below shows the fully taxable-equivalent adjustment to net interest income to aid the reader in understanding the computations of net interest margin and the efficiency ratio on a non-GAAP basis (dollars in thousands):

Reconcilement of Non-GAAP Measures:	For the three months ended
	March 31, 2017	March 31, 2016
Net interest income	$5,054	$4,514
Fully taxable-equivalent adjustment	31	43
Net interest income (FTE)	$5,085	$4,557

Efficiency ratio	60.7%	67.3%
Impact of FTE adjustment	-0.3%	-0.5%
Efficiency ratio (FTE)	60.4%	66.8%

Net interest margin	3.52%	3.45%
Fully tax-equivalent adjustment	0.02%	0.03%
Net interest margin (FTE)	3.54%	3.48%

Net income

Net income for the three months ended March 31, 2017 was $1.7 million, a 28% increase compared to the $1.4 million reported for the three months ended March 31, 2016. Net income per diluted share was $0.72 for the quarter ended March 31, 2017 compared to $0.57 per diluted share for the same quarter in the prior year. The $380 thousand increase in net income for the first quarter of 2017 when compared to the same period of 2016 is attributable to an increase in net interest income of $540 thousand and an increase in noninterest income of $125 thousand,. Partially offsetting these increases were an increase of $207 thousand in the provision for income taxes, a reduction of $50 thousand in the recovery of loan losses, and an increase in noninterest expenses of $28 thousand.

Net interest income

Net interest income for the three months ended March 31, 2017 was $5.1 million, a $540 thousand increase compared to net interest income of $4.5 million for the three months ended March 31, 2016. Net interest income was positively impacted by an improved mix in earning assets as average loans for the first quarter of 2017 were $59.7 million higher than the average loans for the first quarter of 2016, while the quarterly average balances in lower yielding investments and fed funds decreased $3.8 million in the year-over-year comparison.

Net interest margin (FTE) is the ratio of net interest income (FTE) to average earning assets for the period. The level of interest rates, together with the volume and mix of earning assets and interest-bearing liabilities, impact net interest income (FTE) and net interest margin (FTE). The net interest margin (FTE) of 3.54% for the three months ended March 31, 2017 was 6 basis points higher than the 3.48% for the quarter ended March 31, 2016. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP Presentations section for a reconcilement of GAAP to non-GAAP net interest margin.

Total interest income (FTE) was $565 thousand higher than the prior year, accounting for the year-to-date increase in net interest income (FTE). The increased loan volume was the major contributor in the increased interest income. This shift resulted in an earning asset yield, as computed on a tax-equivalent basis, of 3.73% on average earning asset balances of $582.6 million for the three months ended March 31, 2017. The earning asset yield, as computed on a tax-equivalent basis, was 3.66% on average earning asset balances of $526.6 million for the three months ended March 31, 2016

The Company’s net interest income continues to benefit from having one of the lowest cost of funds among community banks in the country. A table showing the mix of no cost and low cost deposit accounts is shown under “Financial Condition - Deposits and securities sold under agreement to repurchase” earlier in this report. Interest expense as a percentage of average earning assets was 0.19% for the three months ended March 31, 2017 and 0.18% for the three months ended March 31, 2016.

The following tables detail the average balance sheet, including an analysis of net interest income (FTE) for earning assets and interest bearing liabilities, for the three months ended March 31, 2017 and 2016. These tables also include a rate/volume analysis for these same periods (dollars in thousands).

Consolidated Average Balance Sheet And Analysis of Net Interest Income

	For the three months ended
	March 31, 2017			March 31, 2016			Change in Interest Income / Expense
		Interest	Average		Interest	Average			Total
	Average	Income	Yield/	Average	Income	Yield/	Change Due to: [4]		Increase/
(dollars in thousands)	Balance	Expense	Cost	Balance	Expense	Cost	Volume	Rate	(Decrease)
ASSETS
Interest Earning Assets:
Securities
Taxable Securities	$51,127	$229	1.79%	$63,074	$302	1.92%	$(54)	$(19)	$(73)
Tax Exempt Securities [1]	11,027	91	3.30%	14,945	127	3.40%	(32)	(4)	(36)
Total Securities [1]	62,154	320	2.06%	78,019	429	2.20%	(86)	(23)	(109)
Total Loans	481,217	4,965	4.18%	421,477	4,333	4.13%	616	16	632
Fed Funds Sold	38,259	73	0.77%	25,905	30	0.47%	18	25	43
Other Interest Bearing Deposits	1,000	3	1.22%	1,249	4	1.29%	(1)	-	(1)
Total Earning Assets	582,630	5,361	3.73%	526,650	4,796	3.66%	547	18	565
Less: Allowance for Loan Losses	(3,706)			(3,563)
Total Non-Earning Assets	37,529			37,420
Total Assets	$616,453			$560,507

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$96,965	$12	0.05%	$91,809	$11	0.05%	$1	$-	$1
Money Market Deposits	143,149	98	0.28%	105,988	56	0.21%	23	19	42
Time Deposits	125,069	156	0.51%	116,460	160	0.55%	11	(15)	(4)
Total Interest-Bearing Deposits	365,183	266	0.30%	314,257	227	0.29%	35	4	39
Securities Sold Under Agreement
to Repurchase	18,328	10	0.22%	21,476	12	0.22%	(2)	-	(2)
Total Interest-Bearing Liabilities	383,511	276	0.29%	335,733	239	0.29%	33	4	37
Non-Interest-Bearing Liabilities:
Demand deposits	171,073			166,441
Other liabilities	1,548			1,616
Total Liabilities	556,132			503,790
Shareholders' Equity	60,321			56,717
Total Liabilities & Shareholders' Equity	$616,453			$560,507
Net Interest Income (FTE)		$5,085			$4,557		$514	$14	$528
Interest Rate Spread [2]			3.44%			3.37%
Interest Expense as a Percentage
of Average Earning Assets			0.19%			0.18%
Net Interest Margin (FTE) [3]			3.54%			3.48%

(1)	Tax-exempt income for investment securities has been adjusted to a fully tax-equivalent basis (FTE), using a Federal income tax rate of 34%. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP Presentations section for a reconcilement of GAAP to non-GAAP net interest income and net interest margin.

(2)	Interest spread is the average yield earned on earning assets less the average rate paid on interest-bearing liabilities.

(3)	Net interest margin (FTE) is net interest income expressed as a percentage of average earning assets.

(4)	The impact on the net interest income (FTE) resulting from changes in average balances and average rates is shown for the period indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for loan losses

A recovery of provision for loan losses of $70 thousand was recorded in the first quarter of 2017, while a recovery of $120 thousand was recognized for the first quarter of 2016. The 2017 recovery of provision for loan loss is reflective of lower net charge-offs during the prior twelve quarters and modest loan growth for the quarter. As discussed earlier, beginning with the second quarter of 2016, the Company moved from a historical loss rate method to a loss migration model. Further discussion of management’s assessment of the allowance for loan losses is provided earlier in the report and in Note 4 – Allowance for Loan Losses, found in the Notes to the Consolidated Financial Statements. In management’s opinion, the allowance was adequately provided for at March 31, 2017.

Noninterest income

Noninterest income for the quarter ended March 31, 2017 of $1.2 million was $125 thousand higher compared with the $1.1 million recorded for the quarter ended March 31, 2016.

The components of noninterest income for the three months are shown below (dollars in thousands):

	For the three months ended		Variance
	March 31, 2017	March 31, 2016	$	%
Noninterest income:
Trust income	$392	$388	$4	1.0%
Advisory and brokerage income	127	87	40	46.0%
Royalty income	68	-	68	N/A
Customer service fees	230	219	11	5.0%
Debit/credit card and ATM fees	212	198	14	7.1%
Earnings/increase in value of
bank owned life insurance	105	109	(4)	-3.7%
Fees on mortgage sales	17	48	(31)	-64.6%
Gains on sales of securities	4	8	(4)	-50.0%
Losses on sales of assets	-	(25)	25	100.0%
Other	94	92	2	2.2%
Total noninterest income	$1,249	$1,124	$125	11.1%

Improvements in royalty income of $68 thousand and advisory and brokerage income of $40 thousand contributed to the year-over-year increase. The purchase of the wealth management book of business early in 2016, as discussed earlier under Note 5 – Intangible Assets, accounts for the increased advisory and brokerage income during both periods As a point of reference, for the full year of 2015, Wealth Management recognized $29 thousand in advisory and brokerage income.

Noninterest expense

Noninterest expense for the first quarter of 2017 was $3.8 million, fairly level with the quarter ended March 31, 2016. Management continues to evaluate expenses for potential containments and reductions that would have a positive impact on net income on an ongoing basis.

The components of noninterest expense for the three months are shown below (dollars in thousands):

	For the three months ended		Variance
	March 31, 2017	March 31, 2016	$	%
Noninterest expense:
Salaries and employee benefits	$1,901	$1,918	$(17)	-0.9%
Net occupancy	471	476	(5)	-1.1%
Equipment	146	135	11	8.1%
ATM, debit and credit card	75	71	4	5.6%
Bank franchise tax	120	106	14	13.2%
Computer software	98	87	11	12.6%
Data processing	279	289	(10)	-3.5%
FDIC deposit insurance assessment	53	84	(31)	-36.9%
Marketing, advertising and promotion	116	137	(21)	-15.3%
Professional fees	130	111	19	17.1%
Other	436	383	53	13.8%
Total noninterest expense	$3,825	$3,797	$28	0.7%

The efficiency ratio (FTE) of 60.4% for the first quarter of 2017 reflected an improvement of 6.4 percentage points compared to the efficiency ratio (FTE) of 66.8% for the same quarter of 2016. The improved asset mix from the loan growth experienced the last three years, together with additional noninterest income prospects, should add to the revenue stream, while cost containment and reduction strategies should control expenses. This combination is expected to continue to support a low efficiency ratio. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP Presentations section for a reconcilement of GAAP to non-GAAP efficiency ratio.

Provision for Income Taxes

For the three months ended March 31, 2017, the Company provided $813 thousand for Federal income taxes, respectively, resulting in an effective income tax rate of 31.9%. For the three months ended March 31, 2016, the Company provided $606 thousand, resulting in an effective income tax rate of 30.9%. The effective income tax rates differed from the U.S. statutory rate of 34% during the comparable periods primarily due to the effect of tax-exempt income from municipal bonds and life insurance policies. The tax benefits from the tax-exempt income in the first three months of 2017 and 2016 of $58 thousand and $66 thousand, respectively, remained fairly constant over the two periods. However, the higher effective tax rate for 2017 compared to the prior year was a result of significantly higher net income before taxes that was taxable at the full statutory rate.

OTHER SIGNIFICANT EVENTS

None

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

(a) Required 8-K disclosures.

None

(b) Changes in procedures for director nominations by security holders.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
2.0	Reorganization Agreement and Plan of Share Exchange, dated as of March 6, 2013, between Virginia National Bank and Virginia National Bankshares Corporation [a]

3.1	Articles of Incorporation of Virginia National Bankshares Corporation, as amended and restated [b]

3.2	Bylaws of Virginia National Bankshares Corporation [c]

10.1	Virginia National Bank 2003 Stock Incentive Plan [d]

10.2	Virginia National Bank Amended and Restated 2005 Stock Incentive Plan [e]

10.3	Virginia National Bankshares Corporation 2014 Stock Incentive Plan [f]

10.4	Form of Management Continuity Agreement executed March 2, 2017 between Virginia National Bankshares Corporation and each of Glenn W. Rust, Virginia R. Bayes, Tara Y. Harrison and Donna G. Shewmake [g]

10.5	Non-Disclosure, Non-Solicitation and Non-Competition Agreement dated March 2, 2017 between Virginia National Bank and Glenn W. Rust [h]

10.6	Form of Non-Disclosure, Non-Solicitation and Non-Competition Agreement dated March 2, 2017 between Virginia National Bank and each of Virginia R. Bayes, Tara Y. Harrison and Donna G. Shewmake [i]

31.1	302 Certification of Principal Executive Officer

31.2	302 Certification of Principal Financial Officer

32.1	906 Certification

101.0	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Income for the three months ended March 31, 2017 and March 31, 2016, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and March 31, 2016, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2017 and March 31, 2016, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and March 31, 2016 and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

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

VIRGINIA NATIONAL BANKSHARES CORPORATION
(Registrant)

By:	/s/ Glenn W. Rust
Glenn W. Rust President and Chief Executive Officer

Date:	May 12, 2017

By:	/s/ Tara Y. Harrison
Tara Y. Harrison
Executive Vice President and Chief Financial Officer

Date:	May 12, 2017