Form 10-Q
period 2017-06-30
Virginia National Bankshares Corp
filed 2017-08-11
CIK 1572334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

___________

FORM 10-Q
___________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 7, 2017:

Class of Stock	Shares Outstanding
Common Stock, Par Value $2.50	2,392,011

VIRGINIA NATIONAL BANKSHARES CORPORATION

FORM 10-Q

TABLE OF CONTENTS

Part I. Financial Information
Item 1 Financial Statements
Consolidated Balance Sheets (unaudited)	Page 3
Consolidated Statements of Income (unaudited)	Page 4
Consolidated Statements of Comprehensive Income (unaudited)	Page 5
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)	Page 6
Consolidated Statements of Cash Flows (unaudited)	Page 7
Notes to Consolidated Financial Statements (unaudited)	Page 8

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 31
Application of Critical Accounting Policies and Estimates	Page 31
Financial Condition	Page 32
Results of Operations	Page 37

Item 3 Quantitative and Qualitative Disclosures About Market Risk	Page 44

Item 4 Controls and Procedures	Page 44

Part II. Other Information
Item 1 Legal Proceedings	Page 44
Item 1A Risk Factors	Page 44
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	Page 44
Item 3 Defaults Upon Senior Securities	Page 44
Item 4 Mine Safety Disclosures	Page 44
Item 5 Other Information	Page 44
Item 6 Exhibits	Page 45

Signatures	Page 46

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	June 30, 2017	December 31, 2016 *
ASSETS	(Unaudited)
Cash and due from banks	$9,596	$10,047
Federal funds sold	-	28,453
Securities:
Available for sale, at fair value	85,355	56,662
Restricted securities, at cost	1,743	1,709
Total securities	87,098	58,371
Loans	492,802	482,135
Allowance for loan losses	(3,701)	(3,688)
Loans, net	489,101	478,447
Premises and equipment, net	7,558	8,046
Bank owned life insurance	14,126	13,917
Goodwill	372	372
Other intangible assets, net	629	680
Accrued interest receivable and other assets	6,045	6,697
Total assets	$614,525	$605,030
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest-bearing	$171,875	$176,098
Interest-bearing	96,295	96,869
Money market deposit accounts	137,310	136,658
Certificates of deposit and other time deposits	124,929	115,026
Total deposits	530,409	524,651
Federal funds purchased and securities sold under agreements to repurchase	19,942	19,700
Accrued interest payable and other liabilities	1,016	1,625
Total liabilities	551,367	545,976

Shareholders' equity:
Preferred stock, $2.50 par value, 2,000,000 shares authorized, no shares outstanding	-	-
Common stock, $2.50 par value, 10,000,000 shares authorized; 2,392,011 and 2,368,777 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	5,980	5,922
Capital surplus	21,596	21,152
Retained earnings	35,723	32,759
Accumulated other comprehensive loss	(141)	(779)
Total shareholders' equity	63,158	59,054
Total liabilities and shareholders' equity	$614,525	$605,030

*Derived from audited Consolidated Financial Statements

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest and dividend income:
Loans, including fees	$5,141	$4,294	$10,106	$8,627
Federal funds sold	105	25	178	56
Investment securities:
Taxable	304	245	510	525
Tax exempt	65	80	125	164
Dividends	23	23	46	44
Other	3	-	6	4
Total interest and dividend income	5,641	4,667	10,971	9,420

Interest expense:
Demand and savings deposits	123	68	233	135
Certificates and other time deposits	181	157	337	317
Federal funds purchased and securities sold under agreements to repurchase	10	12	20	24
Total interest expense	314	237	590	476
Net interest income	5,327	4,430	10,381	8,944
Provision for (recovery of) loan losses	115	(275)	45	(395)
Net interest income after provision for (recovery of) loan losses	5,212	4,705	10,336	9,339

Noninterest income:
Trust income	385	398	777	786
Advisory and brokerage income	128	94	255	181
Royalty income	108	9	176	9
Customer service fees	223	227	453	446
Debit/credit card and ATM fees	232	232	444	430
Earnings/increase in value of bank owned life insurance	104	111	209	220
Fees on mortgage sales	32	67	49	115
Gains on sales of securities	-	-	4	8
Losses on sales of other assets	-	(2)	-	(27)
Other	115	114	209	206
Total noninterest income	1,327	1,250	2,576	2,374

Noninterest expense:
Salaries and employee benefits	1,871	1,847	3,772	3,765
Net occupancy	458	472	929	948
Equipment	128	132	274	267
Other	1,256	1,308	2,563	2,576
Total noninterest expense	3,713	3,759	7,538	7,556

Income before income taxes	2,826	2,196	5,374	4,157
Provision for income taxes	906	686	1,719	1,292
Net income	$1,920	$1,510	$3,655	$2,865

Net income per common share, basic	$0.80	$0.64	$1.53	$1.21
Net income per common share, diluted	$0.80	$0.63	$1.52	$1.20

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income	$1,920	$1,510	$3,655	$2,865

Other comprehensive income (loss)

Unrealized gain on securities, net of tax of $189 and $328 for the three and six months ended June 30, 2017; and net of tax of $130 and $335 for the three and six months ended June 30, 2016	368	252	641	651

Reclassification adjustment net of tax of ($0) and ($1) for the three and six months ended June 30, 2017; and net of tax of ($0) and ($3) for the three and six months ended June 30, 2016	-	-	(3)	(5)

Total other comprehensive income	368	252	638	646

Total comprehensive income	$2,288	$1,762	$4,293	$3,511

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(dollars in thousands, except per share data)
(Unaudited)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2015	$6,031	$22,214	$28,170	$(118)	$56,297
Stock options exercised	6	35	-	-	41
Stock purchased under stock repurchase plan	(137)	(1,123)	-	-	(1,260)
Stock option expense	-	14	-	-	14
Cash dividend declared ($0.23 per share)	-	-	(542)	-	(542)
Net income	-	-	2,865	-	2,865
Other comprehensive income	-	-	-	646	646
Balance, June 30, 2016	$5,900	$21,140	$30,493	$528	$58,061

Balance, December 31, 2016	$5,922	$21,152	$32,759	$(779)	$59,054
Stock options exercised	58	438	-	-	496
Stock option expense	-	6	-	-	6
Cash dividend declared ($0.29 per share)	-	-	(691)	-	(691)
Net income	-	-	3,655	-	3,655
Other comprehensive income	-	-	-	638	638
Balance, June 30, 2017	$5,980	$21,596	$35,723	$(141)	$63,158

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the six months ended
	June 30, 2017	June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,655	$2,865
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	45	(395)
Net amortization and accretion of securities	214	224
Net gains on sales of securities	(4)	(8)
Net losses on sales of assets	-	27
Earnings on bank owned life insurance	(209)	(220)
Amortization of intangible assets	62	42
Depreciation and other amortization	588	582
Stock option/stock grant expense	6	14
Decrease in accrued interest receivable and other assets	325	98
Decrease in accrued interest payable and other liabilities	(394)	(604)
Net cash provided by operating activities	4,288	2,625

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(32,836)	(9,481)
Net increase in restricted investments	(34)	(27)
Proceeds from maturities, calls and principal payments of available for sale securities	4,245	13,470
Proceeds from sales of available for sale securities	653	2,030
Net increase in organic loans	(3,930)	(6,029)
Net (increase) decrease in purchased loans	(6,769)	5,114
Cash payment for wealth management book of business	(300)	(700)
Purchase of bank premises and equipment	(100)	(235)
Net cash (used in) provided by investing activities	(39,071)	4,142

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand deposits, NOW accounts, and money market accounts	(4,145)	(19,826)
Net increase in certificates of deposit and other time deposits	9,903	3,779
Net increase in federal funds purchased	2,371	-
Net decrease in securities sold under agreements to repurchase	(2,129)	(7,437)
Common stock repurchased	-	(1,260)
Proceeds from stock options exercised	496	41
Cash dividends paid	(617)	(477)
Net cash provided by (used in) financing activities	5,879	(25,180)
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(28,904)	$(18,413)

CASH AND CASH EQUIVALENTS:
Beginning of period	$38,500	$43,527
End of period	$9,596	$25,114

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$569	$477
Taxes	$1,950	$1,354

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain on available for sale securities	$965	$978

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2017

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

The preparation of financial statements in conformity with GAAP and the reporting guidelines prescribed by regulatory authorities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets. Operating results for the three-month and six-month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2016. If needed, certain previously reported amounts have been reclassified to conform to current period presentation. No such reclassifications were significant.

Adoption of New Accounting Standard

Accounting Standards Update (ASU) 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employer Share-Based Payment Accounting” became effective with the quarter ended March 31, 2017. This ASU simplifies several aspects of the accounting for share-based payment award transactions, one of which is the recognition of excess tax benefits and deficiencies related to share-based payments. Prior to the adoption of ASU 2016-09, such tax consequences were recognized as components of additional paid-in capital. With the adoption of this ASU, tax benefits and deficiencies are recognized within income tax expense. In accordance with the adoption provisions of ASU 2016-09, the Company has prospectively applied the requirement to present excess tax benefits as an operating activity on the statement of cash flows. Further, the Company continues to estimate the number of award forfeitures in recording costs for share-based awards. The adoption did not have a material impact on our financial statements for the first two quarters ended June 30, 2017.

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

During May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The amendments are effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not]yet been issued. The Company is currently assessing the impact that ASU 2017-09 will have on its consolidated financial statements.

Note 2. Securities

The amortized cost and fair values of securities available for sale as of June 30, 2017 and December 31, 2016 were as follows (dollars in thousands):

June 30, 2017	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$24,498	$2	$(277)	$24,223
Corporate bonds	2,014	8	-	2,022
Mortgage-backed securities/CMOs	40,539	82	(201)	40,420
Municipal bonds	18,519	196	(25)	18,690
	$85,570	$288	$(503)	$85,355

December 31, 2016	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$14,998	$-	$(497)	$14,501
Corporate bonds	2,017	-	(7)	2,010
Mortgage-backed securities/CMOs	25,470	27	(515)	24,982
Municipal bonds	15,357	30	(218)	15,169
	$57,842	$57	$(1,237)	$56,662

As of June 30, 2017, there were $45.0 million, or 39 issues of individual securities, in a loss position. These securities have an unrealized loss of $503 thousand and consisted of 23 mortgage-backed/CMOs, 7 agency bonds, and 9 municipal bonds. The following table summarizes all securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, at June 30, 2017 and December 31, 2016 (dollars in thousands):

June 30, 2017
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$16,722	$(277)	$-	$-	$16,722	$(277)
Mortgage-backed/CMOs	20,941	(153)	2,279	(48)	23,220	(201)
Municipal bonds	5,057	(25)	-	-	5,057	(25)
	$42,720	$(455)	$2,279	$(48)	$44,999	$(503)

December 31, 2016
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$14,501	$(497)	$-	$-	$14,501	$(497)
Corporate bonds	2,010	(7)	-	-	2,010	(7)
Mortgage-backed/CMOs	18,980	(441)	2,629	(74)	21,609	(515)
Municipal bonds	10,382	(218)	-	-	10,382	(218)
	$45,873	$(1,163)	$2,629	$(74)	$48,502	$(1,237)

The Company’s securities portfolio is primarily made up of fixed rate bonds, whose prices move inversely with interest rates. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality. Accordingly, as of June 30, 2017, management believes the impairments detailed in the table above are temporary, and no impairment loss has been realized in the Company’s consolidated income statement.

An “other-than-temporary impairment” (“OTTI”) is considered to exist if either of the following conditions are met: it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or the Company does not expect to recover the security’s entire amortized cost basis (even if the Company does not intend to sell). In the event that a security would suffer impairment for a reason that was “other than temporary,” the Company would be expected to write down the security’s value to its new fair value, and the amount of the write down would be included in earnings as a realized loss. As of June 30, 2017, management has concluded that none of its investment securities have an OTTI based upon the information available. Additionally, management has the ability to hold any security with an unrealized loss until maturity or until such time as the value of the security has recovered from its unrealized loss position.

Securities having carrying values of $34.0 million at June 30, 2017 were pledged as collateral to secure public deposits and securities sold under agreements to repurchase. At December 31, 2016, securities having carrying values of $34.2 million were similarly pledged.

For the six months ended June 30, 2017, proceeds from the sales of securities amounted to $653 thousand, with gross realized gains on these securities of $4 thousand. For the six months ended June 30, 2016, proceeds from the sales of securities amounted to $2.0 million, and gross realized gains on these securities were $8 thousand.

Restricted securities are securities with limited marketability and consist of stock in the Federal Reserve Bank of Richmond (“FRB”), the Federal Home Loan Bank of Atlanta (“FHLB”), and CBB Financial Corporation (“CBBFC”), the holding company for Community Bankers Bank. These restricted securities, totaling $1.7 million as of June 30, 2017 and December 31, 2016, are carried at cost.

Note 3. Loans

The composition of the loan portfolio by loan classification at June 30, 2017 and December 31, 2016 appears below (dollars in thousands).

	June 30,	December 31,
	2017	2016
Commercial
Commercial and industrial - organic	$43,511	$41,560
Commercial and industrial - government guaranteed	17,553	5,550
Commercial and industrial - syndicated	17,642	19,107
Total commercial and industrial	78,706	66,217
Real estate construction and land
Residential construction	1,822	395
Commercial construction	10,235	4,422
Land and land development	10,274	10,865
Total construction and land	22,331	15,682
Real estate mortgages
1-4 family residential, first lien, investment	38,178	37,538
1-4 family residential, first lien, owner occupied	17,165	16,629
1-4 family residential, junior lien	3,447	2,871
Home equity lines of credit, first lien	8,474	7,912
Home equity lines of credit, junior lien	14,381	14,022
Farm	10,659	11,253
Multifamily	29,202	31,052
Commercial owner occupied	78,574	83,296
Commercial non-owner occupied	108,936	107,062
Total real estate mortgage	309,016	311,635
Consumer
Consumer revolving credit	19,317	20,373
Consumer all other credit	10,301	11,328
Student loans purchased	53,131	56,900
Total consumer	82,749	88,601
Total loans	492,802	482,135
Less: Allowance for loan losses	(3,701)	(3,688)
Net loans	$489,101	$478,447

The balances in the table above include unamortized premiums and net deferred loan costs and fees. As of June 30, 2017, unamortized premiums on loans purchased were $1.8 million, with $700 thousand in unamortized premiums recorded as of December 31, 2016. Net deferred loan costs (fees) totaled $261 thousand and $344 thousand as of June 30, 2017 and December 31, 2016, respectively.

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

Following is a breakdown by class of the loans classified as impaired loans as of June 30, 2017 and December 31, 2016. These loans are reported at their recorded investment, which is the carrying amount of the loan as reflected on the Company’s balance sheet, net of charge-offs and other amounts applied to reduce the net book balance. Average recorded investment in impaired loans is computed using an average of month-end balances for these loans for either the six months ended June 30, 2017 or the twelve months ended December 31, 2016. Interest income recognized is for the six months ended June 30, 2017 or the twelve months ended December 31, 2016. (Dollars below reported in thousands.)

June 30, 2017		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Land and land development	$46	$97	$-	$48	$-
1-4 family residential mortgages, first lien, owner occupied	107	142	-	111	-
1-4 family residential mortgages, junior lien	348	348		350	8
Commercial non-owner occupied real estate	993	993	-	1,003	22
Student loans purchased	904	904	-	908	25
Impaired loans with a valuation allowance	-	-	-	-	-
Total impaired loans	$2,398	$2,484	$-	$2,420	$55

December 31, 2016		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Land and land development	$51	$100	$-	$55	$-
1-4 family residential mortgages, first lien, owner occupied	116	147	-	123	-
1-4 family residential mortgages, junior lien	354	354		360	16
Commercial non-owner occupied real estate	1,012	1,012	-	1,036	45
Student loans purchased	889	889	-	498	55
Impaired loans with a valuation allowance	-	-	-	-	-
Total impaired loans	$2,422	$2,502	$-	$2,072	$116

Included in the impaired loans above are non-accrual loans. Generally, loans are placed on non-accrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other non-accrual loans is recognized only to the extent of interest payments received. The recorded investment in non-accrual loans is shown below by class (dollars in thousands):

	June 30, 2017	December 31, 2016
Land and land development	$46	$51
1-4 family residential mortgage, first lien, owner occupied	107	116
Total nonaccrual loans	$153	$167

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

Based on regulatory guidance on Student Lending issued in May, 2016, the Company has classified 55 of its student loans purchased as TDRs for a total of $904 thousand as of June 30, 2017. These borrowers that should have been in repayment have requested and been granted payment extensions or reductions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered restructurings. Student loan borrowers are allowed in-school deferments, plus an automatic six-month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance. As all student loans purchased are fully insured, the Company does not expect to experience a loss on these loans and interest continues to accrue on these TDRs during any deferment and forbearance periods.

The following provides a summary, by class, of TDRs that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and TDRs that have been placed in non-accrual status, which are considered to be nonperforming (dollars in thousands).

Troubled debt restructuring (TDRs)	June 30, 2017		December 31, 2016
	No. of	Recorded	No. of	Recorded
	Loans	Investment	Loans	Investment
Performing TDRs
1-4 family residential mortgages, junior lien	2	$348	2	$354
Commercial non-owner occupied real estate	1	993	1	1,012
Student loans purchased	55	904	50	889
Total performing TDRs	58	$2,245	53	$2,255

Nonperforming TDRs
Land and land development	1	$27	1	$29
Total TDRs	59	$2,272	54	$2,284

A summary of loans shown above that were modified under the terms of a TDR during the three and six months ended June 30, 2017 and 2016 is shown below by class (dollars in thousands). The Post-Modification Recorded Balance reflects the period end balances, inclusive of any interest capitalized to principal, partial principal paydowns, and principal charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

	For three months ended			For three months ended
	June 30, 2017			June 30, 2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Balance	Balance	of Loans	Balance	Balance
Student loans purchased	5	$51	$51	38	$713	$713
Total loans modified during the period	5	$51	$51	38	$713	$713

	For six months ended			For six months ended
	June 30, 2017			June 30, 2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Balance	Balance	of Loans	Balance	Balance
Student loans purchased	9	$89	$90	38	$713	$713
Total loans modified during the period	9	$89	$90	38	$713	$713

There were no loans modified as TDRs that subsequently defaulted during the six months ended June 30, 2017 or the twelve months ended December 31, 2016 that were modified as TDRs during the twelve months prior to default.

There were no loans secured by 1-4 family residential property that were in the process of foreclosure at either June 30, 2017 or December 31, 2016.

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
Multifamily
Commercial owner occupied
Commercial non-owner occupied

Consumer loan segment:
Consumer revolving credit
Consumer all other credit
Student loans purchased

Beginning with the quarter ended June 30, 2016, management enhanced its methodology for determining the quantitative risk assigned to unimpaired loans in order to capture historical loss information at the loan level, track loss migration through risk grade deterioration, and increase efficiencies related to performing the calculations. Prior to June 30, 2016, under the Company’s allowance model, each loan class was assigned a quantitative loss factor that was primarily based on a rolling twelve-quarter look-back at historical losses for that class. Under the new methodology, the quantitative risk factor for each loan class primarily utilizes a migration analysis loss method based on loss history for the prior twelve quarters.

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

The following represents the loan portfolio designated by the internal risk ratings assigned to each credit as of June 30, 2017 and December 31, 2016 (dollars in thousands). There were no loans rated “Doubtful” as of either period.

					Special	Sub-
June 30, 2017	Excellent	Good	Pass	Watch	Mention	standard	TOTAL
Commercial
Commercial and industrial - organic	$3,139	$19,555	$19,744	$131	$288	$654	$43,511
Commercial and industrial - government guaranteed	17,553	-	-	-	-	-	17,553
Commercial and industrial - syndicated	-	-	14,725	-	-	2,917	17,642
Real estate construction
Residential construction	-	-	1,822	-	-	-	1,822
Commercial construction	-	-	10,235	-	-	-	10,235
Land and land development	-	-	9,705	4	-	565	10,274
Real estate mortgages
1-4 family residential, first lien, investment	-	-	35,561	1,703	227	687	38,178
1-4 family residential, first lien, owner occupied	-	-	15,953	133	-	1,079	17,165
1-4 family residential, junior lien	-	-	2,792	273	199	183	3,447
Home equity lines of credit, first lien	-	-	8,236	238	-	-	8,474
Home equity lines of credit, junior lien	-	-	14,270	-	-	111	14,381
Farm	-	-	10,659	-	-	-	10,659
Multifamily	-	-	29,202	-	-	-	29,202
Commercial owner occupied	-	682	77,606	286	-	-	78,574
Commercial non-owner occupied	-	-	106,898	993	-	1,045	108,936
Consumer
Consumer revolving credit	60	18,581	676	-	-	-	19,317
Consumer all other credit	358	9,118	787	3	-	35	10,301
Student loans purchased	-	-	52,227	904	-	-	53,131
Total Loans	$21,110	$47,936	$411,098	$4,668	$714	$7,276	$492,802

					Special	Sub-
December 31, 2016	Excellent	Good	Pass	Watch	Mention	standard	TOTAL
Commercial
Commercial and industrial - organic	$816	$24,225	$15,840	$259	$236	$184	$41,560
Commercial and industrial - government guaranteed	5,550	-	-	-	-	-	5,550
Commercial and industrial - syndicated	-	-	16,175	-	-	2,932	19,107
Real estate construction
Residential construction	-	-	395	-	-	-	395
Commercial construction	-	-	4,422	-	-	-	4,422
Land and land development	-	-	10,271	5	-	589	10,865
Real estate mortgages
1-4 family residential, first lien, investment	-	-	35,102	1,724	229	483	37,538
1-4 family residential, first lien, owner occupied	-	-	15,207	325	-	1,097	16,629
1-4 family residential, junior lien	-	-	2,214	326	189	142	2,871
Home equity lines of credit, first lien	-	-	7,872	40	-	-	7,912
Home equity lines of credit, junior lien	-	-	13,911	-	-	111	14,022
Farm	-	-	11,253	-	-	-	11,253
Multifamily	-	-	31,052	-	-	-	31,052
Commercial owner occupied	-	695	81,582	1,019	-	-	83,296
Commercial non-owner occupied	-	-	104,963	1,012	-	1,087	107,062
Consumer
Consumer revolving credit	65	19,766	539	-	-	3	20,373
Consumer all other credit	284	9,977	1,027	4	-	36	11,328
Student loans purchased	-	-	56,011	889	-	-	56,900
Total Loans	$6,715	$54,663	$407,836	$5,603	$654	$6,664	$482,135

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

For each segment and class of loans, management must exercise significant judgment to determine the estimation method that fits the credit risk characteristics of its various segments. Although this evaluation is inherently subjective, qualified management utilizes its significant knowledge and experience related to both the Company’s market and the history of the Company’s loan losses.

Impaired loans are individually evaluated and, if deemed appropriate, a specific allocation is made for these loans. In reviewing the loans classified as impaired loans totaling $2.4 million at June 30, 2017, there was no specific valuation allowance on any of these loans after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the borrower.

A summary of the transactions in the Allowance for Loan Losses by loan portfolio segment for the six months ended June 30, 2017 and the year ended December 31, 2016 appears below (dollars in thousands):

Allowance for Loan Losses Rollforward by Portfolio Segment
As of and for the period ended June 30, 2017

		Real Estate
	Commercial	Construction	Real Estate	Consumer
	Loans	and Land	Mortgages	Loans	Total
Allowance for Loan Losses:
Balance as of January 1, 2017	$824	$127	$2,506	$231	$3,688
Charge-offs	(58)	-	-	-	(58)
Recoveries	18	-	1	7	26
Provision for (recovery of) loan losses	88	48	(56)	(35)	45
Ending Balance	$872	$175	$2,451	$203	$3,701

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	872	175	2,451	203	3,701

Loans:
Individually evaluated for impairment	$-	$46	$1,448	$904	$2,398
Collectively evaluated for impairment	78,706	22,285	307,568	81,845	490,404
Ending Balance	$78,706	$22,331	$309,016	$82,749	$492,802

As of and for the year ended December 31, 2016

		Real Estate
	Commercial	Construction	Real Estate	Consumer
	Loans	and Land	Mortgages	Loans	Total
Allowance for Loan Losses:
Balance as of January 1, 2016	$797	$159	$2,592	$19	$3,567
Charge-offs	(25)	-	(12)	-	(37)
Recoveries	32	-	3	12	47
Provision for (recovery of) loan losses	20	(32)	(77)	200	111
Ending Balance	$824	$127	$2,506	$231	$3,688

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	824	127	2,506	231	3,688

Loans:
Individually evaluated for impairment	$-	$51	$1,482	$889	$2,422
Collectively evaluated for impairment	66,217	15,631	310,153	87,712	479,713
Ending Balance	$66,217	$15,682	$311,635	$88,601	$482,135

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

The following tables show the aging of past due loans as of June 30, 2017 and December 31, 2016. Also included are loans that are 90 or more days past due but still accruing, because they are well secured and in the process of collection. (Dollars below reported in thousands.)

Past Due Aging as of							90 Days
June 30, 2017	30-59	60-89	90 Days or				Past Due
	Days Past	Days Past	More Past	Total Past		Total	and Still
	Due	Due	Due	Due	Current	Loans	Accruing
Commercial loans
Commercial and industrial - organic	$25	$-	$-	$25	$43,486	$43,511	$-
Commercial and industrial - government guaranteed	-	-	-	-	17,553	17,553	-
Commercial and industrial - syndicated	-	-	-	-	17,642	17,642	-
Real estate construction and land
Residential construction	-	-	-	-	1,822	1,822	-
Commercial construction	-	-	-	-	10,235	10,235	-
Land and land development	-	19	-	19	10,255	10,274	-
Real estate mortgages
1-4 family residential, first lien, investment	119	-	44	163	38,015	38,178	44
1-4 family residential, first lien, owner occupied	-	-	19	19	17,146	17,165	19
1-4 family residential, junior lien	-	-	-	-	3,447	3,447	-
Home equity lines of credit, first lien	-	-	-	-	8,474	8,474	-
Home equity lines of credit, junior lien	-	-	-	-	14,381	14,381	-
Farm	-	-	-	-	10,659	10,659	-
Multifamily	-	-	-	-	29,202	29,202	-
Commercial owner occupied	-	-	-	-	78,574	78,574	-
Commercial non-owner occupied	-	-	-	-	108,936	108,936	-
Consumer loans
Consumer revolving credit	-	-	-	-	19,317	19,317	-
Consumer all other credit	-	-	-	-	10,301	10,301	-
Student loans purchased	528	347	214	1,089	52,042	53,131	214
Total Loans	$672	$366	$277	$1,315	$491,487	$492,802	$277

Past Due Aging as of							90 Days
December 31, 2016	30-59	60-89	90 Days or				Past Due
	Days Past	Days Past	More Past	Total Past		Total	and Still
	Due	Due	Due	Due	Current	Loans	Accruing
Commercial loans
Commercial and industrial - organic	$65	$61	$-	$126	$41,434	$41,560	$-
Commercial and industrial - government guaranteed	-	-	-	-	5,550	5,550	-
Commercial and industrial - syndicated	-	-	-	-	19,107	19,107	-
Real estate construction and land
Residential construction	-	-	-	-	395	395	-
Commercial construction	-	-	-	-	4,422	4,422	-
Land and land development	-	-	22	22	10,843	10,865	-
Real estate mortgages
1-4 family residential, first lien, investment	125	-	-	125	37,413	37,538	-
1-4 family residential, first lien, owner occupied	-	-	20	20	16,609	16,629	20
1-4 family residential, junior lien	-	-	-	-	2,871	2,871	-
Home equity lines of credit, first lien	-	-	-	-	7,912	7,912	-
Home equity lines of credit, junior lien	36	-	-	36	13,986	14,022	-
Farm	-	-	-	-	11,253	11,253	-
Multifamily	-	-	-	-	31,052	31,052	-
Commercial owner occupied	-	-	-	-	83,296	83,296	-
Commercial non-owner occupied	-	-	-	-	107,062	107,062	-
Consumer loans
Consumer revolving credit	-	-	-	-	20,373	20,373	-
Consumer all other credit	1	48	-	49	11,279	11,328	-
Student loans purchased	1,316	139	188	1,643	55,257	56,900	188
Total Loans	$1,543	$248	$230	$2,021	$480,114	$482,135	$208

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

The purchase price of $1.2 million is payable over a five year period. During the first quarter of 2016, the Company recognized goodwill and other intangible assets arising from this purchase. As required under ASC Topic 805, “Business Combinations,” using the acquisition method of accounting, below is a summary of the net asset values, as determined by an independent third party, based on the fair value measurements and the purchase price. The intangible assets identified below will be amortized using a straight line method over the estimated useful life, and the amortized cost will be shown as noninterest expense. In accordance with ASC 350, “Intangibles-Goodwill and Other,” the Company will review the carrying value of indefinite lived goodwill at least annually or more frequently if certain impairment indicators exist. (Dollars below reported in thousands.)

			Estimated
		% of Total	Economic Useful
	Fair Value	Intangible Assets	Life
Identified Intangible Assets
Non-Compete Agreement	$103	9.0%	3 years
Customer Relationships Intangible	670	58.5%	10 years
Total Identified Intangible Assets	$773	67.5%

Goodwill	$372	32.5%	Indefinite
Total Intangible Assets	$1,145	100.0%

Through the six months ended June 2017 and 2016, the Company recognized $62 thousand and $42 thousand, respectively, in amortization expense from these identified intangible assets with a finite life. The net carrying value of $629 thousand will be recognized as amortization expense in future reporting periods through 2026. The following shows the gross and net balance of these intangible assets as of June 30, 2017. (Dollars below reported in thousands.)

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Identified Intangible Assets
Non-Compete Agreement	$103	$49	$54
Customer Relationships Intangible	670	95	$575
Total Identified Intangible Assets	$773	$144	$629

As of June 30, 2017, the Company carried a contingent liability of $156 thousand, representing the net of the fair value of the purchase price, less the initial two annual payments made to the Seller. The remaining three annual payments as delineated in the Purchase Agreement will be paid from this liability.

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

The following shows the weighted average number of shares used in computing net income per common share and the effect on the weighted average number of shares of diluted potential common stock for the three and six months ended June 30, 2017 and 2016. Potential dilutive common stock equivalents have no effect on net income available to common shareholders. (Dollars below reported in thousands except per share data.)

Three Months Ended	June 30, 2017			June 30, 2016
		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic net income per share	$1,920	2,386,721	$0.80	$1,510	2,359,101	$0.64
Effect of dilutive stock options	-	22,689	-	-	15,139	-
Diluted net income per share	$1,920	2,409,410	$0.80	$1,510	2,374,240	$0.63

Six Months Ended	June 30, 2017			June 30, 2016
		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic net income per share	$3,655	2,381,290	$1.53	$2,865	2,371,026	$1.21
Effect of dilutive stock options	-	21,800	-	-	14,635	-
Diluted net income per share	$3,655	2,403,090	$1.52	$2,865	2,385,661	$1.20

For the periods ended June 30, 2017 and June 30, 2016, option shares totaling 2,000 and 59,110, respectively, were considered anti-dilutive and were excluded from this calculation.

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

A summary of the shares issued and available under each of the Plans is shown below as of June 30, 2017. Although the 2003 Plan and 2005 Plan have expired and no new grants will be issued under these plans, there were options issued before the plans expired which are still outstanding as shown below.

	2003 Plan	2005 Plan	2014 Plan
Aggregate shares issuable	128,369	230,000	250,000
Options issued, net of forfeited and expired options	(108,054)	(72,107)	(2,000)
Cancelled due to Plan expiration	(20,315)	(157,893)	-
Remaining available for grant	-	-	248,000

Grants issued and outstanding:
Total vested and unvested shares	17,792	47,402	2,000
Fully vested shares	17,792	46,152	-
Exercise price range	$18.26 to	$11.74 to	$30.20 to
	$18.26	$26.96	$30.20

The Company accounts for all of its stock incentive plans under recognition and measurement accounting principles which require that the compensation cost relating to stock-based payment transactions be recognized in the financial statements. Stock-based compensation arrangements include stock options and restricted stock. All stock-based payments to employees are required to be valued at a fair value on the date of grant and expensed based on that fair value over the applicable vesting period. For the six months ended June 30, 2017 and 2016, the Company recognized $6 thousand and $14 thousand, respectively, in compensation expense for stock options. As of June 30, 2017, there was $12 thousand in unamortized compensation expense remaining to be recognized in future reporting periods through 2021.

Stock Options

Changes in the stock options outstanding related to all of the Plans are summarized as follows (dollars in thousands except per share data):

	June 30, 2017
		Weighted Average	Aggregate
	Number of Options	Exercise Price	Intrinsic Value
Outstanding at January 1, 2017	98,893	$22.83	$592
Issued	2,000	30.20
Exercised	(23,234)	20.11
Forfeited	(4,600)	26.96
Expired	(5,865)	33.91
Outstanding at June 30, 2017	67,194	$22.75	$938

Options exercisable at June 30, 2017	63,944	$22.60	$901

The fair value of any grant is estimated at the grant date using the Black-Scholes pricing model. There were no stock option grants during the twelve months ended December 31, 2016. During the first six months of 2017, a stock option grant of 2,000 shares was issued, and the fair value on the grant issued was estimated based on the assumptions noted in the following table:

For the six months ended
June 30, 2017
Expected volatility[1]	17.90%
Expected dividends[2]	1.72%
Expected term (in years)[3]	6.25
Risk-free rate[4]	2.00%

[1]	Based on the monthly historical volatility of the Company’s stock price over the expected life of the options.
[2]	Calculated as the ratio of historical dividends paid per share of common stock to the stock price on the date of grant.
[3]	Based on the average of the contractual life and vesting period for the respective option.
[4]	Based upon an interpolated US Treasury yield curve interest rate that corresponds to the contractual life of the option, in effect at the time of the grant.

Summary information pertaining to options outstanding at June 30, 2017 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
	Number of	Average	Average	Number of	Average
	Options	Remaining	Exercise	Options	Exercise
Exercise Price	Outstanding	Contractual Life	Price	Exercisable	Price
$11.74 to 20.00	21,342	2.3 Years	$17.89	20,092	$17.87
$20.01 to 30.00	43,852	0.7 Years	24.77	43,852	24.77
$30.01 to 36.74	2,000	9.7 Years	30.20	0	-
Total	67,194	1.5 Years	$22.75	63,944	$22.60

Restricted Stock

There were no restricted stock grants outstanding throughout 2016 or as of June 30, 2017. No restricted stock grants were awarded during 2016 or the first six months of 2017.

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

The following tables present the balances measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (dollars in thousands):

		Fair Value Measurements at June 30, 2017 Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$24,223	$-	$24,223	$-
Corporate bonds	2,022	-	2,022	-
Mortgage-backed securities/CMOs	40,420	-	40,420	-
Municipal bonds	18,690	-	18,690	-
Total securities available for sale	$85,355	$-	$85,355	$-

		Fair Value Measurements at December 31, 2016 Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$14,501	$-	$14,501	$-
Corporate bonds	2,010	-	2,010	-
Mortgage-backed securities/CMOs	24,982	-	24,982	-
Municipal bonds	15,169	-	15,169	-
Total securities available for sale	$56,662	$-	$56,662	$-

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

Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. The Company had $2.4 million in impaired loans as of June 30, 2017 and December 31, 2016. None of these impaired loans required a valuation allowance after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the customer.

Other Real Estate Owned

Other real estate owned (“OREO”) is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the Allowance for Loan Losses. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the Consolidated Statements of Income. As of June 30, 2017 and December 31, 2016, the Company had no OREO property.

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

Federal funds purchased and securities sold under agreements to repurchase

The carrying amounts of federal funds purchased and securities sold under agreements to repurchase approximate fair value.

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

The carrying values and estimated fair values of the Company's financial instruments as of June 30, 2017 and December 31, 2016 are as follows (dollars in thousands):

		Fair Value Measurement at June 30, 2017 using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$9,596	$9,596	$-	$-	$9,596
Available for sale securities	85,355	-	85,355	-	85,355
Loans, net	489,101	-	-	485,340	485,340
Bank owned life insurance	14,126	-	14,126	-	14,126
Accrued interest receivable	1,784	-	373	1,411	1,784

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$405,480	$-	$405,480	$-	$405,480
Certificates of deposit	124,929	-	124,892	-	124,892
Federal funds purchased and securities sold under agreements to repurchase	19,942	-	19,942	-	19,942
Accrued interest payable	128	-	128	-	128

		Fair Value Measurement at December 31, 2016 using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$38,500	$38,500	$-	$-	$38,500
Available for sale securities	56,662	-	56,662	-	56,662
Loans, net	478,447	-	-	476,438	476,438
Bank owned life insurance	13,917	-	13,917	-	13,917
Accrued interest receivable	1,662	-	272	1,390	1,662

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$409,625	$-	$409,625	$-	$409,625
Certificates of deposit	115,026	-	114,979	-	114,979
Securities sold under agreements to repurchase	19,700	-	19,700	-	19,700
Accrued interest payable	107	-	107	-	107

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

Note 9. Other Comprehensive Income

A component of the Company’s other comprehensive income, in addition to net income from operations, is the recognition of the unrealized gains and losses on available for sale securities, net of income taxes. Reclassifications of realized gains and losses on available for sale securities are reported in the income statement as “Gains on sales of securities” with the corresponding income tax effect reflected as a component of income tax expense. Amounts reclassified out of accumulated other comprehensive income are presented below for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Available for sale securities
Realized gains on sales of securities	$-	$-	$4	$8
Tax effect	-	-	(1)	(3)
Realized gains, net of tax	$-	$-	$3	$5

Note 10. Segment Reporting

Virginia National Bankshares Corporation has two reportable segments, the Bank and VNB Wealth.

The Company’s commercial banking segment involves making loans and generating deposits from individuals, businesses and charitable organizations. Loan fee income, service charges from deposit accounts, and other non-interest-related fees such as fees for debit cards and ATM usage and fees for treasury management services generate additional income for this segment.

The VNB Wealth segment includes (a) trust income from the investment management, wealth advisory and trust and estate services offered by VNBTrust, comprised of both management fees and performance fees, (b) advisory and brokerage income from investment advisory, retail brokerage, annuity and insurance services offered under the name of VNB Investment Services and (c) royalty income from the sale of Swift Run Capital Management, LLC in 2013. More information on royalty income and the related sale can be found under Summary of Significant Accounting Policies in Note 1 of the notes to consolidated financial statements, which is found in Item 8. Financial Statements and Supplementary Data, in the Company’s Form 10-K Report for December 31, 2016 (the “Company’s 2016 Form 10-K”).

A management fee for administrative and technology support services provided by the Bank is charged to VNB Wealth. For both the six months ended June 30, 2017 and 2016, management fees of $50 thousand were charged to VNB Wealth and eliminated in consolidated totals.

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

Segment information for the three and six months ended June 30, 2017 and 2016 is shown in the following tables (dollars in thousands). The VNB Wealth total assets as shown in the following tables represent the assets of VNB Wealth and should not be confused with client assets under management.

Three months ended June 30, 2017	Bank	VNB Wealth	Consolidated
Net interest income	$5,304	$23	$5,327
Provision for loan losses	115	-	115
Noninterest income	705	622	1,327
Noninterest expense	3,177	536	3,713
Income before income taxes	2,717	109	2,826
Provision for income taxes	869	37	906
Net income	$1,848	$72	$1,920
Total assets	$604,946	$9,579	$614,525

Three months ended June 30, 2016	Bank	VNB Wealth	Consolidated
Net interest income	$4,419	$11	$4,430
Provision for (recovery of) loan losses	(275)	-	(275)
Noninterest income	744	506	1,250
Noninterest expense	3,170	589	3,759
Income (loss) before income taxes	2,268	(72)	2,196
Provision for (benefit of) income taxes	710	(24)	686
Net income (loss)	$1,558	$(48)	$1,510
Total assets	$536,061	$9,617	$545,678

Six months ended June 30, 2017	Bank	VNB Wealth	Consolidated
Net interest income	$10,341	$40	$10,381
Provision for loan losses	45	-	45
Noninterest income	1,367	1,209	2,576
Noninterest expense	6,478	1,060	7,538
Income before income taxes	5,185	189	5,374
Provision for income taxes	1,654	65	1,719
Net income	$3,531	$124	$3,655

Six months ended June 30, 2016	Bank	VNB Wealth	Consolidated
Net interest income	$8,921	$23	$8,944
Provision for (recovery of) loan losses	(395)	-	(395)
Noninterest income	1,422	952	2,374
Noninterest expense	6,353	1,203	7,556
Income (loss) before income taxes	4,385	(228)	4,157
Provision for (benefit of) income taxes	1,369	(77)	1,292
Net income (loss)	$3,016	$(151)	$2,865

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Virginia National Bankshares Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2016, included in the Company’s 2016 Form 10-K. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017 or any future period.

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

For additional information regarding critical accounting policies, refer to the Application of Critical Accounting Policies and Critical Accounting Estimates section under Item 7 in the Company’s 2016 Form 10-K. There have been no significant changes in the Company’s application of critical accounting policies since December 31, 2016.

FINANCIAL CONDITION

Total assets

The total assets of the Company as of June 30, 2017 were $614.5 million. This is a $9.5 million increase from the $605.0 million total assets reported at December 31, 2016 and a $68.8 million increase from the $545.7 million reported at June 30, 2016. The year-over-year net growth in assets was funded largely by a $60.0 million expansion in deposits, which increased to $530.4 million at June 30, 2017 compared to $470.4 million at June 30, 2016.

Federal funds sold

Although the balance in federal funds sold for the first six months of 2017 averaged $40.2 million, the Company had no balances in federal funds sold at the end of the period. At December 31, 2016 and June 30, 2016, the Company had overnight federal funds sold of $28.5 million and $13.4 million, respectively. Any excess funds are sold on a daily basis in the federal funds market. The Company intends to maintain sufficient liquidity at all times to meet its funding commitments.

The Company continues to participate in the Federal Reserve Bank of Richmond’s Excess Balance Account (“EBA”). The EBA is a limited-purpose account at the Federal Reserve Bank for the maintenance of excess cash balances held by financial institutions. The EBA eliminates the potential of concentration risk that comes with depositing excess balances with one or multiple correspondent banks.

Securities

The Company’s investment securities portfolio as of June 30, 2017 totaled $87.1 million, an increase of $28.7 million from the $58.4 million reported at December 31, 2016 and an increase of $15.8 million from the $71.3 million reported at June 30, 2016. Management continues to strive for an effective mix of earning assets and low cost of funds to maximize the earning capacity of the Company. Since loan funding needs increased significantly in the fourth quarter of 2016, lower earning securities were sold in order to deploy these funds to higher earning loans. However, as deposits increased during the first half of 2017 and loan balances increased only modestly in that same period, $32.9 million in securities were purchased to increase the yield on earning assets over the rate that was being earned on federal funds sold. At June 30, 2017, the investment securities holdings represented 14.2% of the Company’s total assets, compared to 9.7% and 13.1% of total assets at December 31, 2016 and June 30, 2016, respectively.

The Company’s investment securities portfolio included restricted securities totaling $1.7 million as of June 30, 2017 and December 31, 2016. These securities represent stock in the Federal Reserve Bank of Richmond (“FRB-R”), the Federal Home Loan Bank of Atlanta (“FHLB-A”), and CBB Financial Corporation (“CBBFC”), the holding company for Community Bankers Bank. The level of FRB-R and FHLB-A stock that the Company is required to hold is determined in accordance with membership guidelines provided by the Federal Reserve Bank Board of Governors or the Federal Home Loan Bank of Atlanta. Stock ownership in the bank holding company for Community Bankers’ Bank provides the Bank with several benefits that are not available to non-shareholder correspondent banks. None of these restricted securities are traded on the open market and can only be redeemed by the respective issuer.

At June 30, 2017, the unrestricted securities portfolio totaled $85.4 million. The following table summarizes the Company's available for sale securities by type as of June 30, 2017, December 31, 2016, and June 30, 2016 (dollars in thousands):

	June 30, 2017	Percent	December 31, 2016	Percent	June 30, 2016	Percent
	Balance	of Total	Balance	of Total	Balance	of Total
U.S. Government agencies	$24,223	28.4%	$14,501	25.7%	$11,391	16.4%
Corporate bonds	2,022	2.3%	2,010	3.5%	6,109	8.8%
Mortgage-backed securities/CMOs	40,420	47.4%	24,782	43.9%	33,503	48.2%
Municipal bonds	18,690	21.9%	15,169	26.9%	18,542	26.6%
Total available for sale securities	$85,355	100.0%	$56,462	100.0%	$69,545	100.0%

Loan portfolio

A management objective is to grow loan balances while maintaining the asset quality of the loan portfolio. The Company seeks to achieve this objective by maintaining rigorous underwriting standards coupled with regular evaluation of the creditworthiness of, and the designation of lending limits for, each borrower. The portfolio strategies include seeking industry, loan size, and loan type diversification in order to minimize credit exposure and originating loans in markets with which the Company is familiar. The predominant market area for loans includes Charlottesville, Albemarle County, Orange County, Harrisonburg, Winchester, Frederick County and areas in the Commonwealth of Virginia that are within a 75 mile radius of any Virginia National Bank office.

As of June 30, 2017, total loans were $492.8 million, compared to the balance of $482.1 million as of December 31, 2016 and $424.6 million at June 30, 2016. Loans as a percentage of total assets at June 30, 2017 were 80.2%, compared to 77.8% as of June 30, 2016. Loans as a percentage of deposits at June 30, 2017 were 92.9% compared to 90.3% as of June 30, 2016.

The following table summarizes the Company's loan portfolio by type of loan as of June 30, 2017, December 31, 2016, and June 30, 2016 (dollars in thousands):

	June 30, 2017	Percent	December 31, 2016	Percent	June 30, 2016	Percent
	Balance	of Total	Balance	of Total	Balance	of Total
Commercial and industrial	$78,706	16.0%	$66,214	13.7%	$63,638	15.0%
Real estate - commercial	216,712	44.0%	221,410	45.9%	188,551	44.4%
Real estate - residential mortgage	92,304	18.7%	90,225	18.7%	90,604	21.3%
Real estate - construction	22,331	4.5%	15,682	3.3%	18,544	4.4%
Consumer loans	82,749	16.8%	88,601	18.4%	63,256	14.9%
Total loans	$492,802	100.0%	$482,132	100.0%	$424,593	100.0%

From the $424.6 million outstanding at June 30, 2016, gross loans have increased $68.2 million, or 16.1%. Over the one-year period, the significant loan growth was attributable to approximately $34.1 million in net organic loan growth, supplemented by purchases of loans. The purchase of loans is considered a secondary strategy, which allows the Company to supplement organic loan growth and enhance earnings. Balances outstanding in purchased loans totaled $88.3 million as of June 30, 2017 and were comprised of:

●	Syndicated loans totaling $17.6 million. Syndicated loans represent shared national credits in leveraged lending transactions and are included in the commercial and industrial portfolio. The Company has developed policies to limit overall credit exposure to the syndicated market, as well as limits by industry and amount per borrower.

●	Loans guaranteed by a U.S. government agency (“government guaranteed”) totaling $17.6 million, inclusive of premium. During the fourth quarter of 2016, the Company began augmenting the commercial and industrial portfolio with government guaranteed loans which represent the portion of loans that are 100% guaranteed by either the United States Department of Agriculture (“USDA”) or the Small Business Administration (“SBA”); the originating institution holds the unguaranteed portion of the loan and services it. These government guaranteed portion of loans are typically purchased at a premium. In the event of early prepayment, the Company may need to write off any unamortized premium.

●	Student loans totaling $53.1 million. The Company purchased two student loan packages in 2015. In the fourth quarter of 2016, a third tranche was closed for an additional $24.8 million, inclusive of premium. Along with the purchase of these three packages of student loans, the Company purchased surety bonds that fully insure this portion of the Company’s consumer portfolio.

Management will continue to evaluate loan purchase transactions as needed to supplement organic loan growth, as part of its strategy to strengthen earnings and normalize the loan-to-deposit ratio.

While the increase in loan balances slowed to a modest $10.7 million during the first two quarters of 2017, compared to December 31, 2016, the Company experienced significant loan growth in the fourth quarter of 2016 and each of the five quarters ending December 31, 2015. The positive impact to earnings from that significant loan growth should continue throughout 2017.

Loan quality

Non-accrual loans remained low and totaled $153 thousand at June 30, 2017, compared to the $167 thousand and $179 thousand reported at December 31, 2016 and June 30, 2016, respectively. Additionally, the amount of loans that were past due ninety or more days remains low. At June 30, 2017, the Company had loans in its portfolio that were ninety or more days past due totaling $277 thousand, which were all still accruing interest as the Company deems them to be collectible.

At June 30, 2017 and December 31, 2016, the Company had loans in the amount of $2.4 million classified as impaired loans, of which $2.2 million were Troubled Debt Restructurings (TDRs) that are still accruing interest. At June 30, 2016, the Company had loans in the amount of $2.3 million classified as impaired loans, of which $2.1 million were TDRs that were still accruing interest. Based on regulatory guidance on Student Lending issued in May, 2016, the Company has classified 55 of its purchased student loans as TDRs for a total of $904 thousand as of June 30, 2017. These borrowers that should have been in repayment have requested and been granted payment extensions or reductions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered restructurings. Student loan borrowers are allowed in-school deferments, plus an automatic six-month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance. As all student loans purchased are fully insured, the Company does not expect to experience a loss on these loans and interest continues to accrue on these TDRs during any deferment and forbearance periods.

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

The relationship of the allowance for loan losses to total loans at June 30, 2017, December 31, 2016, and June 30, 2016 appears below (dollars in thousands):

	June 30,	December 31,	June 30,
	2017	2016	2016
Loans held for investment at period-end	$492,802	$482,135	$424,593
Allowance for loan losses	$3,701	$3,688	$3,186
Allowance as a percent of period-end loans	0.75%	0.77%	0.75%

A provision for loan losses totaling $45 thousand was recorded in the first six months of 2017, while a recovery of $395 thousand was recognized for the first six months of 2016. The following is a summary of the changes in the allowance for loan losses for the six months ended June 30, 2017 and June 30, 2016 (dollars in thousands):

	2017	2016
Allowance for loan losses, January 1	$3,688	$3,567
Charge-offs	(58)	(12)
Recoveries	26	26
Recovery of provision for loan losses	45	(395)
Allowance for loan losses, June 30	$3,701	$3,186

For additional insight into management’s approach and methodology in estimating the allowance for loan losses, please refer to the earlier discussion of “Allowance for Loan Losses” in Note 4 of the Notes to Consolidated Financial Statements. In addition, Note 4 includes details regarding the rollforward of the allowance by loan portfolio segments. The rollforward tables indicate the activity for loans that are charged-off, amounts received from borrowers as recoveries of previously charged-off loan balances, and the allocation by loan portfolio segment of the provision made during the period. The events that can positively impact the amount of allowance in a given loan segment include any one or all of the following: the recovery of a previously charged-off loan balance; the decline in the amount of classified or delinquent loans in a loan segment from the previous period, which most commonly occurs when these loans are repaid or are foreclosed; or when there are improvements in the ratios used to estimate the probability of loan losses. Improvements to the ratios could include lower historical loss rates, improvements to any of the qualitative factors mentioned above, or reduced loss expectations for individually-classified loans.

Management reviews the adequacy of the Allowance for Loan Losses on a quarterly basis to ensure it is adequate based upon the calculated potential losses inherent in the portfolio. Management believes the allowance for loan losses was adequately provided for as of June 30, 2017.

Premises and equipment

The Company’s premises and equipment, net of depreciation, as of June 30, 2017 totaled $7.6 million compared to the $8.0 million and $8.3 million as of December 31, 2016 and June 30, 2016, respectively. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method based on the estimated useful lives of assets. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, assets and related accumulated depreciation are removed from the books, and any resulting gain or loss is charged to income.

As of June 30, 2017, the Company and its subsidiaries occupied six full-service banking facilities in the cities of Charlottesville and Winchester, as well as the counties of Albemarle and Orange in Virginia. The Company’s lease for the Loudoun Mall banking office located at 186 North Loudoun Street, Winchester, Virginia expired, and the Company permanently closed that office on October 28, 2016. The Company is continuing to search for at least one new branch office location in Winchester. Any new offices that the Company decides to add are expected to be small commercial spaces.

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

Total deposits as of June 30, 2017 were $530.4 million, up $5.8 million compared to the balances of $524.7 million at December 31, 2016 and $60.0 million higher than the $470.4 million total as of June 30, 2016. The year-over-year increase was realized in all major deposit categories, but predominately in money market accounts.

Deposit accounts

(dollars in thousands)	June 30, 2017		December 31, 2016		June 30, 2016
		% of Total		% of Total		% of Total
	Balance	Deposits	Balance	Deposits	Balance	Deposits
No cost and low cost deposits:
Noninterest demand deposits	$171,875	32.4%	$176,098	33.5%	$168,402	35.8%
Interest checking accounts	96,295	18.1%	96,869	18.5%	87,147	18.5%
Money market deposit accounts	137,310	25.9%	136,658	26.0%	102,474	21.8%
Total noninterest and low cost deposit accounts	405,480	76.4%	409,625	78.0%	358,023	76.1%

Time deposit accounts:
Certificates of deposit	103,965	19.6%	90,084	17.2%	94,636	20.1%
CDARS deposits	20,964	4.0%	24,942	4.8%	17,761	3.8%
Total certificates of deposit and other time deposits	124,929	23.6%	115,026	22.0%	112,397	23.9%
Total deposit account balances	$530,409	100.0%	$524,651	100.0%	$470,420	100.0%

Noninterest-bearing demand deposits on June 30, 2017 were $171.9 million, representing 32.4% of total deposits. Interest-bearing transaction and money market accounts totaled $233.6 million, and represented 44.0% of total deposits at June 30, 2017. Collectively, noninterest-bearing and interest-bearing transaction and money market accounts represented 76.4% of total deposit accounts at June 30, 2017. These account types are an excellent source of low-cost funding for the Company.

The remaining 23.6% of total deposits consisted of certificates of deposit and other time deposit accounts totaling $124.9 million at June 30, 2017. Included in this deposit total are Certificate of Deposit Account Registry Service CDs, known as CDARSTM, whereby depositors can obtain FDIC deposit insurance on account balances of up to $50 million. CDARS deposits totaled $21.0 million as of June 30, 2017.

Federal funds purchased and securities sold under agreements to repurchase

Short-term borrowings, consisting primarily of federal funds purchased and securities sold under agreements to repurchase, are additional sources of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company's ability to earn a favorable spread on the funds obtained.

The Company had borrowed overnight federal funds in the amount of $2.4 million as of June 30, 2017, yet only averaged $94 thousand for the first six months of the year. The Company had no balances in federal funds purchased as of December 31, 2016 or June 30, 2016.

Securities sold under agreement to repurchase are available to non-individual accountholders on an overnight term through the Company’s investment sweep product. Under the agreements to repurchase, invested funds are fully collateralized by security instruments that are pledged on behalf of customers utilizing this product. Total balances in securities sold under agreement to repurchase as of June 30, 2017 were $17.5 million.

Shareholders' equity and regulatory capital ratios

The following table displays the changes in shareholders' equity for the Company from December 31, 2016 to June 30, 2017 (dollars in thousands):

Equity, December 31, 2016	$59,054
Net income	3,655
Other comprehensive income	638
Cash dividends declared	(691)
Stock options exercised	496
Equity increase due to expensing of stock options	6
Equity, June 30, 2017	$63,158

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

Using the new capital requirements, the Company’s capital ratios remain well above the levels designated by bank regulators as "well capitalized" at June 30, 2017. Under the current risk-based capital guidelines of federal regulatory authorities, the Company’s common equity Tier 1 capital ratio and Tier 1 capital ratio are both at 12.35% of its risk-weighted assets and are well in excess of the minimum capital requirements of 6.50% and 8.00%, respectively. Additionally, the Company has a total capital ratio of 13.09% of its risk-weighted assets and leverage ratio of 9.65% of total assets, which are both well in excess of the minimum 10.00% and 5.00% level designated by bank regulators under “well capitalized” capital guidelines.

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

Net interest income is discussed in Management’s Discussion and Analysis on a GAAP basis, unless noted as “FTE”; and the reconcilement below shows the fully taxable-equivalent adjustment to net interest income to aid the reader in understanding the computations of net interest margin and the efficiency ratio on a non-GAAP basis (dollars in thousands):

Reconcilement of Non-GAAP Measures:	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net interest income	$5,327	$4,430	$10,381	$8,945
Fully taxable-equivalent adjustment	33	43	64	84
Net interest income (FTE)	$5,360	$4,473	$10,445	$9,029

Efficiency ratio	55.8%	66.7%	58.2%	66.8%
Impact of FTE adjustment	-0.3%	-0.5%	-0.3%	-0.5%
Efficiency ratio (FTE)	55.5%	66.2%	57.9%	66.3%

Net interest margin	3.48%	3.47%	3.50%	3.46%
Fully tax-equivalent adjustment	0.02%	0.03%	0.02%	0.03%
Net interest margin (FTE)	3.50%	3.50%	3.52%	3.49%

Net income

Net income for the three months ended June 30, 2017 was $1.9 million, a 27.2% increase compared to the $1.5 million reported for the three months ended June 30, 2016. Net income per diluted share was $0.80 for the quarter ended June 30, 2017 compared to $0.63 per diluted share for the same quarter in the prior year. The $410 thousand increase in net income for the second quarter of 2017, when compared to the same period of 2016, is attributable to an increase in net interest income of $897 thousand, an increase in noninterest income of $77 thousand, and a reduction in noninterest expenses of $46 thousand. Partially offsetting these increases were an increase of $220 thousand in the provision for income taxes and an increase of $390 thousand in the provision for loan losses.

Net income for the first six months of 2017 was $3.7 million, or 27.6% higher than the reported net income of $2.9 million during the same period in 2016. Net income per diluted share for the first half of 2017 was $1.52, or $0.32 higher than the $1.20 per diluted share reported in the first half of 2016. The $790 thousand increase in net income during the first six months of 2017 from the first six months of 2016 is attributable to several positive factors, including an increase of $1.4 million in net interest income, an increase of $202 thousand in noninterest income and a decrease of $18 thousand in noninterest expense. Partially offsetting the net increase was an increase of $440 thousand in the provision for loan losses and an increase of $427 thousand in provision for income taxes.

Net interest income

Net interest income for the three months ended June 30, 2017 was $5.3 million, an $897 thousand increase compared to net interest income of $4.4 million for the three months ended June 30, 2016. Net interest income was positively impacted by an increase in earning assets of $99.8 million. Most of this additional funding was deployed in higher yielding loans and resulted in average loans for the second quarter of 2017 being $70.4 million higher than the average loans for the second quarter of 2016. For the six months ended June 30, 2017, the Company recorded $10.4 million in net interest income, or 16.1% more than the $8.9 million recorded for the same six months a year ago.

Net interest margin (FTE) is the ratio of net interest income (FTE) to average earning assets for the period. The level of interest rates, together with the volume and mix of earning assets and interest-bearing liabilities, impact net interest income (FTE) and net interest margin (FTE). The net interest margin (FTE) of 3.50% for the three months ended June 30, 2017 remained consistent with the quarter ended June 30, 2016. The net interest margin (FTE) for the first six months of 2017 was 3.52% or 3 basis points higher than the 3.49% reported for the same period in 2016. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP Presentations section for a reconcilement of GAAP to non-GAAP net interest margin.

Total interest income (FTE) for the six months ended June 30, 2017 was $1.5 million higher than the prior year, accounting for the year-to-date increase in net interest income (FTE). The increased loan volume was the major contributor in the increased interest income. This shift resulted in an earning asset yield, as computed on a tax-equivalent basis, of 3.72% on average earning asset balances of $598.3 million for the six months ended June 30, 2017. The earning asset yield, as computed on a tax-equivalent basis, was 3.67% on average earning asset balances of $520.4 million for the six months ended June 30, 2016.

The Company’s net interest income continues to benefit from having one of the lowest cost of funds among community banks in the country. A table showing the mix of no cost and low cost deposit accounts is shown under “Financial Condition - Deposits” earlier in this report. Interest expense as a percentage of average earning assets was 0.20% for the six months ended June 30, 2017 and 0.18% for the six months ended June 30, 2016.

The following tables detail the average balance sheet, including an analysis of net interest income (FTE) for earning assets and interest bearing liabilities, for the three and six months ended June 30, 2017 and 2016. These tables also include a rate/volume analysis for these same periods (dollars in thousands).

Consolidated Average Balance Sheet And Analysis of Net Interest Income

	For the three months ended
	June 30, 2017			June 30 , 2016			Change in Interest Income/Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to: [4]		Total
	Balance	Income/	Yield/	Balance	Income/	Yield/			Increase/
(dollars in thousands)		Expense	Cost		Expense	Cost	Volume	Rate	(Decrease)
ASSETS
Interest Earning Assets:
Securities
Taxable Securities	$69,173	$327	1.89%	$57,850	$268	1.85%	$53	$6	$59
Tax Exempt Securities [1]	11,803	98	3.32%	14,310	121	3.38%	(21)	(2)	(23)
Total Securities [1]	80,976	425	2.10%	72,160	389	2.16%	32	4	36
Total Loans	489,806	5,141	4.21%	419,429	4,294	4.12%	736	111	847
Fed Funds Sold	42,210	105	1.00%	21,425	25	0.47%	37	43	80
Other Interest Bearing Deposits	1,000	3	1.20%	1,148	-	0.00%	-	3	3
Total Earning Assets	613,992	5,674	3.71%	514,162	4,708	3.68%	805	161	966
Less: Allowance for Loan Losses	(3,646)			(3,411)
Total Non-Earning Assets	36,827			37,523
Total Assets	$647,173			$548,274

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$104,071	$13	0.05%	$86,673	$11	0.05%	$2	$-	$2
Money Market Deposits	149,999	110	0.29%	108,917	57	0.21%	26	27	53
Time Deposits	133,057	181	0.55%	112,772	156	0.56%	28	(3)	25
Total Interest-Bearing Deposits	387,127	304	0.31%	308,362	224	0.29%	56	24	80
Securities Sold Under Agreement to Repurchase	15,808	9	0.23%	19,260	11	0.23%	(2)	-	(2)
Federal Funds Purchased	187	1	1.72%	-	-	N/A	-	1	1
Total Interest-Bearing Liabilities	403,122	314	0.31%	327,622	235	0.29%	54	25	79
Non-Interest-Bearing Liabilities:
Demand deposits	180,286			161,583
Other liabilities	1,331			1,626
Total Liabilities	584,739			490,831
Shareholders' Equity	62,434			57,443
Total Liabilities & Shareholders' Equity	$647,173			$548,274
Net Interest Income (FTE)		$5,360			$4,473		$751	$136	$887
Interest Rate Spread [2]			3.40%			3.39%
Interest Expense as a Percentage of Average Earning Assets			0.20%			0.18%
Net Interest Margin (FTE) [3]			3.50%			3.50%

(1)	Tax-exempt income for investment securities has been adjusted to a fully tax-equivalent basis (FTE), using a Federal income tax rate of 34%. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP Presentations section for a reconcilement of GAAP to non-GAAP net interest income and net interest margin.
(2)	Interest spread is the average yield earned on earning assets less the average rate paid on interest-bearing liabilities.
(3)	Net interest margin (FTE) is net interest income (FTE) expressed as a percentage of average earning assets.
(4)	The impact on the net interest income (FTE) resulting from changes in average balances and average rates is shown for the period indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Consolidated Average Balance Sheet And Analysis of Net Interest Income

	For the six months ended
	June 30 , 2017			June 30, 2016			Change in Interest Income/ Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to: [4]		Total
	Balance	Income/	Yield/	Balance	Income/	Yield/			Increase/
(dollars in thousands)		Expense	Cost		Expense	Cost	Volume	Rate	(Decrease)
ASSETS
Interest Earning Assets:
Securities
Taxable Securities	$60,095	$556	1.85%	$60,146	$569	1.89%	$-	$(13)	$(13)
Tax Exempt Securities (1)	11,460	189	3.30%	14,943	248	3.32%	(58)	(1)	(59)
Total Securities (1)	71,555	745	2.08%	75,089	817	2.18%	(58)	(14)	(72)
Total Loans	485,517	10,106	4.20%	420,446	8,627	4.13%	1,353	126	1,479
Fed Funds Sold	40,245	178	0.89%	23,665	56	0.48%	54	68	122
Other Interest Bearing Deposits	1,000	6	1.21%	1,199	4	0.67%	(1)	3	2
Total Earning Assets	598,317	11,035	3.72%	520,399	9,504	3.67%	1,348	183	1,531
Less: Allowance for Loan Losses	(3,676)			(3,487)
Total Non-Earning Assets	37,257			37,478
Total Assets	$631,898			$554,390

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$100,538	$25	0.05%	$89,241	$22	0.05%	$3	$-	$3
Money Market Deposits	146,593	208	0.29%	107,452	113	0.21%	49	46	95
Time Deposits	129,084	337	0.53%	114,616	316	0.55%	38	(17)	21
Total Interest-Bearing Deposits	376,215	570	0.31%	311,309	451	0.29%	90	29	119
Securities Sold Under Agreement to Repurchase	17,061	19	0.22%	20,368	24	0.24%	(4)	(1)	(5)
Federal Funds Purchased	94	1	1.72%	-	-	N/A	-	1	1
Total Interest-Bearing Liabilities	393,370	590	0.30%	331,677	475	0.29%	86	29	115
Non-Interest-Bearing Liabilities:
Demand deposits	175,706			164,012
Other liabilities	1,438			1,621
Total Liabilities	570,514			497,310
Shareholders' Equity	61,384			57,080
Total Liabilities & Shareholders' Equity	$631,898			$554,390
Net Interest Income (FTE)		$10,445			$9,029		$1,262	$154	$1,416
Interest Rate Spread (2)			3.42%			3.38%
Interest Expense as a Percentage of Average Earning Assets			0.20%			0.18%
Net Interest Margin (FTE) [3]			3.52%			3.49%

(1)	Tax-exempt income for investment securities has been adjusted to a fully tax-equivalent basis (FTE), using a Federal income tax rate of 34%. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP Presentations section for a reconcilement of GAAP to non-GAAP net interest income and net interest margin.
(2)	Interest spread is the average yield earned on earning assets less the average rate paid on interest-bearing liabilities.
(3)	Net interest margin (FTE) is net interest income (FTE) expressed as a percentage of average earning assets.
(4)	The impact on the net interest income (FTE) resulting from changes in average balances and average rates is shown for the period indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for loan losses

A provision for loan losses of $45 thousand was recorded in the first two quarters of 2017, while a recovery of $395 thousand was recognized for the first two quarters of 2016. This resulted in a negative impact to income of $440 thousand when comparing year-over-year. The 2017 provision for loan loss was recorded due to loan growth during the first six months of the year and to replenish the allowance for losses due to a charge-off of $58 thousand during the period. The allowance for loan losses as a percentage of total loans at June 30, 2017 of 0.75% was level with the allowance for loan losses as of the year prior. As discussed earlier, beginning with the second quarter of 2016, the Company moved from a historical loss rate method to a loss migration model. Further discussion of management’s assessment of the allowance for loan losses is provided earlier in the report and in Note 4 – Allowance for Loan Losses, found in the Notes to the Consolidated Financial Statements. In management’s opinion, the allowance was adequately provided for at June 30, 2017.

Noninterest income

The components of noninterest income for the three months ended June 30, 2017 and 2016 are shown below (dollars in thousands):

	For the three months ended		Variance
	June 30, 2017	June 30, 2016	$	%
Noninterest income:
Trust income	$385	$398	$(13)	-3.3%
Advisory and brokerage income	128	94	34	36.2%
Royalty income	108	9	99	N/A
Customer service fees	223	227	(4)	-1.8%
Debit/credit card and ATM fees	232	232	-	0.0%
Earnings/increase in value of bank owned life insurance	104	111	(7)	-6.3%
Fees on mortgage sales	32	67	(35)	-52.2%
Losses on sales of assets	-	(2)	2	100.0%
Other	115	114	1	0.9%
Total noninterest income	$1,327	$1,250	$77	6.2%

Noninterest income for the quarter ended June 30, 2017 of $1.3 million was $77 thousand higher compared with the $1.2 million recorded for the quarter ended June 30, 2016. Royalty income increased $99 thousand, $74 thousand of which related to a one-time payment in connection with a revision to our agreement with Swift Run Capital Management, LLC (“SRCM”). Advisory and brokerage income increased $34 thousand, also contributing to the year-over-year increase. Fees on mortgage sales declined $35 thousand, negatively impacting noninterest income for the quarter compared to the same quarter in 2016.

The components of noninterest income for the six months ended June 30, 2017 and 2016 are shown below (dollars in thousands):

	For the six months ended		Variance
	June 30, 2017	June 30, 2016	$	%
Noninterest income:
Trust income	$777	$786	$(9)	-1.1%
Advisory and brokerage income	255	181	74	40.9%
Royalty income	176	9	167	N/A
Customer service fees	453	446	7	1.6%
Debit/credit card and ATM fees	444	430	14	3.3%
Earnings/increase in value of bank owned life insurance	209	220	(11)	-5.0%
Fees on mortgage sales	49	115	(66)	-57.4%
Gains on sales of securities	4	8	(4)	-50.0%
Losses on sales of assets	-	(27)	27	100.0%
Other	209	206	3	1.5%
Total noninterest income	$2,576	$2,374	$202	8.5%

On a year-to-date basis, noninterest income of $2.6 million was recognized in the first six months of 2017, an increase of $208 thousand from the same period in 2016. Royalty income accounted for $167 thousand of this increase, partially as a result of a one-time payment in connection with a revision to our agreement with SRCM as noted above. Advisory and brokerage income of $255 thousand for the 2017 period was $74 thousand higher than the $181 thousand recognized for the same period in 2016. As a point of reference, for the full year of 2015, Wealth Management recognized $29 thousand in advisory and brokerage income. The purchase of the wealth management book of business early in 2016, as discussed earlier under Note 5 – Intangible Assets, accounts for the increased advisory and brokerage income during both periods.

Noninterest expense

The components of noninterest expense for the three months ended June 30, 2017 and 2016 are shown below (dollars in thousands):

	For the three months ended		Variance
	June 30, 2017	June 30, 2016	$	%
Noninterest expense:
Salaries and employee benefits	$1,871	$1,847	$24	1.3%
Net occupancy	458	472	(14)	-3.0%
Equipment	128	132	(4)	-3.0%
ATM, debit and credit card	81	79	2	2.5%
Bank franchise tax	119	109	10	9.2%
Computer software	94	94	-	0.0%
Data processing	248	298	(50)	-16.8%
FDIC deposit insurance assessment	67	71	(4)	-5.6%
Marketing, advertising and promotion	116	137	(21)	-15.3%
Professional fees	125	119	6	5.0%
Other	406	401	5	1.2%
Total noninterest expense	$3,713	$3,759	$(46)	-1.2%

Noninterest expense for the second quarter of 2017 of $3.7 million was $46 thousand lower than the quarter ended June 30, 2016. A reduction in data processing expenses of $50 thousand accounted for the major decline, mainly due to a renegotiated contract with the Company’s core data processing provider.

The components of noninterest expense for the six months ended June 30, 2017 and 2016 are shown below (dollars in thousands):

	For the six months ended		Variance
	June 30, 2017	June 30, 2016	$	%
Noninterest expense:
Salaries and employee benefits	$3,772	$3,765	$7	0.2%
Net occupancy	929	948	(19)	-2.0%
Equipment	274	267	7	2.6%
ATM, debit and credit card	156	149	7	4.7%
Bank franchise tax	239	215	24	11.2%
Computer software	192	181	11	6.1%
Data processing	527	587	(60)	-10.2%
FDIC deposit insurance assessment	119	155	(36)	-23.2%
Marketing, advertising and promotion	232	275	(43)	-15.6%
Professional fees	255	230	25	10.9%
Other	843	784	59	7.5%
Total noninterest expense	$7,538	$7,556	$(18)	-0.2%

Noninterest expense for the first six months of 2017 of $7.5 million was fairly level with the six months ended June 30, 2016. Management continues to evaluate expenses for potential containments and reductions that would have a positive impact on net income on an ongoing basis.

The efficiency ratio (FTE) fell to 55.5% for the second quarter of 2017, an improvement of 10.7 percentage points compared to the efficiency ratio (FTE) of 66.2% for the same quarter of 2016. The efficiency ratio (FTE) of 57.9% for the first six months of 2017 reflected an improvement of 8.4 percentage points compared to 66.3% for the same six months of 2016. The improved asset mix from the loan growth experienced the last three years, together with additional noninterest income prospects, should add to the revenue stream, while cost containment and reduction strategies should control expenses. This combination is expected to continue to support a low efficiency ratio. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP Presentations section for a reconcilement of GAAP to non-GAAP efficiency ratio.

Provision for Income Taxes

For the three and six months ended June 30, 2017, the Company provided $906 thousand and $1.7 million for Federal income taxes, resulting in an effective income tax rate of 32.1% and 32.0%, respectively. For the three and six months ended June 30, 2016, the Company provided $686 thousand and $1.3 million, resulting in an effective income tax rate of 31.2% and 31.0%, respectively. The effective income tax rates differed from the U.S. statutory rate of 34% during the comparable periods primarily due to the effect of tax-exempt income from life insurance policies and municipal bonds.

OTHER SIGNIFICANT EVENTS

None

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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
101.0

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2017 and June 30, 2016, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and June 30, 2016, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2017 and June 30, 2016, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and June 30, 2016 and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

a, b, c Incorporated herein by reference to Virginia National Bankshares Corporation’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 18, 2013.

d Incorporated herein by reference to Virginia National Bank’s Definitive Proxy Statement, filed with the Office of the Comptroller of the Currency on April 24, 2003. Virginia National Bankshares Corporation assumed this plan from Virginia National Bank on December 16, 2013 upon consummation of the reorganization under the agreement referenced as Exhibit 2.0.

e Incorporated herein by reference to Exhibit 99.1 to Virginia National Bankshares Corporation’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 25, 2017. Virginia National Bankshares Corporation assumed this plan from Virginia National Bank on December 16, 2013 upon consummation of the reorganization under the agreement referenced as Exhibit 2.0.

f Incorporated herein by reference to Exhibit 99.2 to Virginia National Bankshares Corporation’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 25, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA NATIONAL BANKSHARES CORPORATION
(Registrant)

By:	/s/ Glenn W. Rust
Glenn W. Rust President and Chief Executive Officer

Date:	August 11, 2017

By:	/s/ Tara Y. Harrison
Tara Y. Harrison
Executive Vice President and Chief Financial Officer

Date:	August 11, 2017