Form 10-Q
period 2017-09-30
Virginia National Bankshares Corp
filed 2017-11-09
CIK 1572334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

___________

FORM 10-Q
___________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       ☐  Yes       ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 7, 2017:

Class of Stock	Shares Outstanding
Common Stock, Par Value $2.50	2,410,680

VIRGINIA NATIONAL BANKSHARES CORPORATION

FORM 10-Q

TABLE OF CONTENTS

Part I. Financial Information
Item 1 Financial Statements
Consolidated Balance Sheets (unaudited)	Page 3
Consolidated Statements of Income (unaudited)	Page 4
Consolidated Statements of Comprehensive Income (unaudited)	Page 5
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)	Page 6
Consolidated Statements of Cash Flows (unaudited)	Page 7
Notes to Consolidated Financial Statements (unaudited)	Page 8

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 31
Application of Critical Accounting Policies and Estimates	Page 31
Financial Condition	Page 32
Results of Operations	Page 37

Item 3 Quantitative and Qualitative Disclosures About Market Risk	Page 44

Item 4 Controls and Procedures	Page 44

Part II. Other Information
Item 1 Legal Proceedings	Page 44
Item 1A Risk Factors	Page 44
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	Page 44
Item 3 Defaults Upon Senior Securities	Page 45
Item 4 Mine Safety Disclosures	Page 45
Item 5 Other Information	Page 45
Item 6 Exhibits	Page 45

Signatures	Page 46

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	September 30, 2017	December 31, 2016 *
ASSETS	(Unaudited)
Cash and due from banks	$7,143	$10,047
Federal funds sold	3,155	28,453
Securities:
Available for sale, at fair value	71,049	56,662
Restricted securities, at cost	2,709	1,709
Total securities	73,758	58,371
Loans	501,024	482,135
Allowance for loan losses	(3,824)	(3,688)
Loans, net	497,200	478,447
Premises and equipment, net	7,437	8,046
Bank owned life insurance	14,229	13,917
Goodwill	372	372
Other intangible assets, net	604	680
Accrued interest receivable and other assets	6,430	6,697
Total assets	$610,328	$605,030
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest-bearing	$166,544	$176,098
Interest-bearing	98,528	96,869
Money market deposit accounts	128,149	136,658
Certificates of deposit and other time deposits	114,049	115,026
Total deposits	507,270	524,651
Repurchase agreements and other borrowings	37,001	19,700
Accrued interest payable and other liabilities	1,208	1,625
Total liabilities	545,479	545,976

Shareholders' equity:
Preferred stock, $2.50 par value, 2,000,000 shares authorized, no shares outstanding	-	-
Common stock, $2.50 par value, 10,000,000 shares authorized; 2,410,680 and 2,368,777 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	6,027	5,922
Capital surplus	22,036	21,152
Retained earnings	37,082	32,759
Accumulated other comprehensive loss	(296)	(779)
Total shareholders' equity	64,849	59,054
Total liabilities and shareholders' equity	$610,328	$605,030

*Derived from audited Consolidated Financial Statements

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest and dividend income:
Loans, including fees	$5,348	$4,385	$15,454	$13,012
Federal funds sold	30	45	208	101
Investment securities:
Taxable	328	237	838	762
Tax exempt	78	78	203	242
Dividends	23	23	69	67
Other	1	3	7	7
Total interest and dividend income	5,808	4,771	16,779	14,191

Interest expense:
Demand and savings deposits	108	68	341	203
Certificates and other time deposits	179	157	516	474
Repurchase agreements and other borrowings	38	9	58	33
Total interest expense	325	234	915	710
Net interest income	5,483	4,537	15,864	13,481
Provision for (recovery of) loan losses	168	104	213	(291)
Net interest income after provision for (recovery of) loan losses	5,315	4,433	15,651	13,772

Noninterest income:
Trust income	394	388	1,171	1,174
Advisory and brokerage income	132	106	387	287
Royalty income	22	11	198	20
Customer service fees	225	240	678	686
Debit/credit card and ATM fees	206	223	650	653
Earnings/increase in value of bank owned life insurance	103	111	312	331
Fees on mortgage sales	55	41	104	156
Gains (losses) on sales and calls of securities	(78)	181	(74)	189
Gains (losses) on sales of other assets	-	6	-	(21)
Other	99	106	308	312
Total noninterest income	1,158	1,413	3,734	3,787

Noninterest expense:
Salaries and employee benefits	1,998	1,939	5,770	5,704
Net occupancy	461	465	1,390	1,413
Equipment	124	134	398	401
Other	1,334	1,283	3,897	3,859
Total noninterest expense	3,917	3,821	11,455	11,377

Income before income taxes	2,556	2,025	7,930	6,182
Provision for income taxes	811	629	2,530	1,921
Net income	$1,745	$1,396	$5,400	$4,261

Net income per common share, basic	$0.73	$0.59	$2.26	$1.80
Net income per common share, diluted	$0.72	$0.59	$2.24	$1.79

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income	$1,745	$1,396	$5,400	$4,261

Other comprehensive income (loss)

Unrealized gain (loss) on securities, net of tax of ($105) and $224 for the three and nine months ended September 30, 2017; and net of tax of $54 and $388 for the three and nine months ended September 30, 2016	(206)	104	434	756

Reclassification adjustment net of tax of $27 and $25 for the three and nine months ended September 30, 2017; and net of tax of ($62) and ($64) for the three and nine months ended September 30, 2016	51	(119)	49	(125)

Total other comprehensive income (loss)	(155)	(15)	483	631

Total comprehensive income	$1,590	$1,381	$5,883	$4,892

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(dollars in thousands, except per share data)
(Unaudited)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2015	$6,031	$22,214	$28,170	$(118)	$56,297
Stock options exercised	28	151	-	-	179
Stock purchased under stock repurchase plan	(137)	(1,123)	-	-	(1,260)
Stock option expense	-	20	-	-	20
Cash dividends declared ($0.36 per share)	-	-	(850)	-	(850)
Net income	-	-	4,261	-	4,261
Other comprehensive income	-	-	-	631	631
Balance, September 30, 2016	$5,922	$21,262	$31,581	$513	$59,278

Balance, December 31, 2016	$5,922	$21,152	$32,759	$(779)	$59,054
Stock options exercised	105	876	-	-	981
Stock option expense	-	8	-	-	8
Cash dividends declared ($0.45 per share)	-	-	(1,077)	-	(1,077)
Net income	-	-	5,400	-	5,400
Other comprehensive income	-	-	-	483	483
Balance, September 30, 2017	$6,027	$22,036	$37,082	$(296)	$64,849

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the nine months ended
	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,400	$4,261
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	213	(291)
Net amortization and accretion of securities	327	335
Net losses (gains) on sales and calls of securities	74	(189)
Net losses on sales of assets	-	21
Earnings on bank owned life insurance	(312)	(331)
Amortization of intangible assets	87	68
Depreciation and other amortization	858	879
Stock option/stock grant expense	8	20
Decrease in accrued interest receivable and other assets	18	302
Decrease in accrued interest payable and other liabilities	(205)	(540)
Net cash provided by operating activities	6,468	4,535

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(45,290)	(18,982)
Net increase in restricted investments	(1,000)	(28)
Proceeds from maturities, calls and principal payments of available for sale securities	7,212	21,473
Proceeds from sales of available for sale securities	24,022	2,672
Net increase in organic loans	(9,109)	(14,545)
Net (increase) decrease in purchased loans	(9,857)	7,322
Cash payment for wealth management book of business	(300)	(700)
Purchase of bank premises and equipment	(249)	(477)
Net cash used in investing activities	(34,571)	(3,265)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, NOW accounts, and money market accounts	(16,404)	4,925
Net (decrease) increase in certificates of deposit and other time deposits	(977)	3,787
Net decrease in repurchase agreements	(7,699)	(9,616)
Net increase in short term borrowings	25,000	-
Common stock repurchased	-	(1,260)
Proceeds from stock options exercised	981	179
Cash dividends paid	(1,000)	(784)
Net cash used in financing activities	(99)	(2,769)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(28,202)	$(1,499)

CASH AND CASH EQUIVALENTS:
Beginning of period	$38,500	$43,527
End of period	$10,298	$42,028

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$899	$708
Taxes	$2,900	$2,029

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain on available for sale securities	$732	$955

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2017

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

The preparation of financial statements in conformity with GAAP and the reporting guidelines prescribed by regulatory authorities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, fair value measurements, and deferred tax assets. Operating results for the three-month and nine-month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2016. If needed, certain previously reported amounts have been reclassified to conform to current period presentation. No such reclassifications were significant.

Adoption of New Accounting Standard

Accounting Standards Update (ASU) 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employer Share-Based Payment Accounting,” became effective with the quarter ended March 31, 2017. This ASU simplifies several aspects of the accounting for share-based payment award transactions, one of which is the recognition of excess tax benefits and deficiencies related to share-based payments. Prior to the adoption of ASU 2016-09, such tax consequences were recognized as components of additional paid-in capital. With the adoption of this ASU, tax benefits and deficiencies are recognized within income tax expense. In accordance with the adoption provisions of ASU 2016-09, the Company has prospectively applied the requirement to present excess tax benefits as an operating activity on the statement of cash flows. Further, the Company continues to estimate the number of award forfeitures in recording costs for share-based awards. The adoption did not have a material impact on our financial statements for the nine months ended September 30, 2017.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, “Revenue from Contracts with Customers.” The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is in the early stages of assessing the impact that ASU 2016-02 will have on its consolidated financial statements, including evaluating leases and contracts which are covered and calculating the impact on its assets and liabilities. The Company does not expect the amendment to have a material impact on its net income but does anticipate an increase in assets and liabilities due to the recognition of the required right-of-use asset and corresponding liability for all lease obligations that are currently classified as operating leases, primarily real estate leases for office space, as well as additional disclosure on all our lease obligations.

During June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. Early in 2017, the Company formed a cross-functional steering committee, including some members of senior management, to provide governance and guidance over the project plan. The steering committee has begun to address the compliance requirements, data requirements and sources, and analysis efforts which will be required to adopt these new requirements. In addition to attending seminars and webinars on this topic with regulators and other experts, the committee is working closely with the Company’s vendor to gather additional loan data which is anticipated to be needed for this calculation. The extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. Upon adoption, the impact to the allowance for credit losses (currently allowance for loan losses) will have an offsetting one-time cumulative-effect adjustment to retained earnings.

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

During March 2017, the FASB issued ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.” The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company is currently assessing the impact that ASU 2017-08 will have on its consolidated financial statements.

During May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The amendments are effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The Company is currently assessing the impact that ASU 2017-09 will have on its consolidated financial statements.

During August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments in this ASU modify the designation and measurement guidance for hedge accounting as well as provide for increased transparency regarding the presentation of economic results on both the financial statements and related footnotes. Certain aspects of hedge effectiveness assessments will also be simplified upon implementation of this update. The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The Company does not expect the adoption of ASU 2017-12 to have a material impact on its consolidated financial statements.

Note 2. Securities

The amortized cost and fair values of securities available for sale as of September 30, 2017 and December 31, 2016 were as follows (dollars in thousands):

September 30, 2017	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$19,500	$-	$(334)	$19,166
Mortgage-backed securities/CMOs	31,819	2	(197)	31,624
Municipal bonds	20,178	125	(44)	20,259
	$71,497	$127	$(575)	$71,049

December 31, 2016	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$14,998	$-	$(497)	$14,501
Corporate bonds	2,017	-	(7)	2,010
Mortgage-backed securities/CMOs	25,470	27	(515)	24,982
Municipal bonds	15,357	30	(218)	15,169
	$57,842	$57	$(1,237)	$56,662

As of September 30, 2017, there were $55.1 million, or 45 issues of individual securities, in a loss position. These securities have an unrealized loss of $575 thousand and consisted of 23 mortgage-backed/CMOs, 7 agency bonds, and 15 municipal bonds. The following table summarizes all securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, at September 30, 2017 and December 31, 2016 (dollars in thousands):

September 30, 2017
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$9,931	$(69)	$9,235	$(265)	$19,166	$(334)
Mortgage-backed/CMOs	23,918	(147)	2,145	(50)	26,063	(197)
Municipal bonds	9,279	(37)	612	(7)	9,891	(44)
	$43,128	$(253)	$11,992	$(322)	$55,120	$(575)

December 31, 2016
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$14,501	$(497)	$-	$-	$14,501	$(497)
Corporate bonds	2,010	(7)	-	-	2,010	(7)
Mortgage-backed/CMOs	18,980	(441)	2,629	(74)	21,609	(515)
Municipal bonds	10,382	(218)	-	-	10,382	(218)
	$45,873	$(1,163)	$2,629	$(74)	$48,502	$(1,237)

The Company’s securities portfolio is primarily made up of fixed rate bonds, the prices of which move inversely with interest rates. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality. Accordingly, as of September 30, 2017, management believes the impairments detailed in the table above are temporary, and no impairment loss has been realized in the Company’s consolidated income statement.

An “other-than-temporary impairment” (“OTTI”) is considered to exist if either of the following conditions are met: it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or the Company does not expect to recover the security’s entire amortized cost basis (even if the Company does not intend to sell). In the event that a security would suffer impairment for a reason that was “other than temporary,” the Company would be expected to write down the security’s value to its new fair value, and the amount of the write down would be included in earnings as a realized loss. As of September 30, 2017, management has concluded that none of its investment securities have an OTTI based upon the information available. Additionally, management has the ability to hold any security with an unrealized loss until maturity or until such time as the value of the security has recovered from its unrealized loss position.

Securities having carrying values of $27.4 million at September 30, 2017 were pledged as collateral to secure public deposits and repurchase agreements. At December 31, 2016, securities having carrying values of $34.2 million were similarly pledged.

For the nine months ended September 30, 2017, proceeds from the sales of securities amounted to $24.0 million, with gross realized losses on these securities of $74 thousand. For the nine months ended September 30, 2016, proceeds from the sales of securities amounted to $2.7 million, and gross realized gains on these securities were $44 thousand, and an additional $10.7 million in calls of securities accounted for the additional $145 thousand in realized gains.

Restricted securities are securities with limited marketability and consist of stock in the Federal Reserve Bank of Richmond (“FRB”), the Federal Home Loan Bank of Atlanta (“FHLB”), and CBB Financial Corporation (“CBBFC”), the holding company for Community Bankers Bank. These restricted securities, totaling $2.7 million as of September 30, 2017 and $1.7 million as of December 31, 2016, are carried at cost.

Note 3. Loans

The composition of the loan portfolio by loan classification at September 30, 2017 and December 31, 2016 appears below (dollars in thousands).

	September 30,	December 31,
	2017	2016
Commercial
Commercial and industrial - organic	$42,230	$41,560
Commercial and industrial - government guaranteed	22,722	5,550
Commercial and industrial - syndicated	17,262	19,107
Total commercial and industrial	82,214	66,217
Real estate construction and land
Residential construction	2,310	395
Commercial construction	12,788	4,422
Land and land development	10,049	10,865
Total construction and land	25,147	15,682
Real estate mortgages
1-4 family residential, first lien, investment	39,251	37,538
1-4 family residential, first lien, owner occupied	16,809	16,629
1-4 family residential, junior lien	3,393	2,871
Home equity lines of credit, first lien	8,968	7,912
Home equity lines of credit, junior lien	13,498	14,022
Farm	10,551	11,253
Multifamily	31,948	31,052
Commercial owner occupied	77,823	83,296
Commercial non-owner occupied	107,828	107,062
Total real estate mortgage	310,069	311,635
Consumer
Consumer revolving credit	22,459	20,373
Consumer all other credit	9,705	11,328
Student loans purchased	51,430	56,900
Total consumer	83,594	88,601
Total loans	501,024	482,135
Less: Allowance for loan losses	(3,824)	(3,688)
Net loans	$497,200	$478,447

The balances in the table above include unamortized premiums and net deferred loan costs and fees. As of September 30, 2017, unamortized premiums on loans purchased were $2.1 million, with $700 thousand in unamortized premiums recorded as of December 31, 2016. Net deferred loan costs (fees) totaled $236 thousand and $344 thousand as of September 30, 2017 and December 31, 2016, respectively.

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

Following is a breakdown by class of the loans classified as impaired loans as of September 30, 2017 and December 31, 2016. These loans are reported at their recorded investment, which is the carrying amount of the loan as reflected on the Company’s balance sheet, net of charge-offs and other amounts applied to reduce the net book balance. Average recorded investment in impaired loans is computed using an average of month-end balances for these loans for either the nine months ended September 30, 2017 or the twelve months ended December 31, 2016. Interest income recognized is for the nine months ended September 30, 2017 or the twelve months ended December 31, 2016. (Dollars below reported in thousands.)

September 30, 2017		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Land and land development	$43	$96	$-	$47	$-
1-4 family residential mortgages, first lien, owner occupied	103	139	-	109	-
1-4 family residential mortgages, junior lien	384	386		362	12
Commercial non-owner occupied real estate	983	983	-	997	35
Student loans purchased	937	937	-	918	47
Impaired loans with a valuation allowance	-	-	-	-	-
Total impaired loans	$2,450	$2,541	$-	$2,433	$94

December 31, 2016		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Land and land development	$51	$100	$-	$55	$-
1-4 family residential mortgages, first lien, owner occupied	116	147	-	123	-
1-4 family residential mortgages, junior lien	354	354		360	16
Commercial non-owner occupied real estate	1,012	1,012	-	1,036	45
Student loans purchased	889	889	-	498	55
Impaired loans with a valuation allowance	-	-	-	-	-
Total impaired loans	$2,422	$2,502	$-	$2,072	$116

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

	September 30, 2017	December 31, 2016
Land and land development	$44	$51
1-4 family residential mortgage, first lien, owner occupied	103	116
1-4 family residential mortgage, junior lien	39	-
Total nonaccrual loans	$186	$167

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

Based on regulatory guidance on Student Lending issued in May, 2016, the Company has classified 61 of its student loans purchased as TDRs for a total of $937 thousand as of September 30, 2017. These borrowers that should have been in repayment have requested and been granted payment extensions or reductions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered restructurings. Student loan borrowers are allowed in-school deferments, plus an automatic six-month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance. As all student loans purchased are fully insured, the Company does not expect to experience a loss on these loans and interest continues to accrue on these TDRs during any deferment and forbearance periods.

The following provides a summary, by class, of TDRs that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and TDRs that have been placed in non-accrual status, which are considered to be nonperforming (dollars in thousands).

Troubled debt restructurings (TDRs)	September 30, 2017		December 31, 2016
	No. of	Recorded	No. of	Recorded
	Loans	Investment	Loans	Investment
Performing TDRs
1-4 family residential mortgages, junior lien	2	$345	2	$354
Commercial non-owner occupied real estate	1	983	1	1,012
Student loans purchased	61	937	50	889
Total performing TDRs	64	$2,265	53	$2,255

Nonperforming TDRs
Land and land development	1	$25	1	$29
Total TDRs	65	$2,290	54	$2,284

A summary of loans shown above that were modified under the terms of a TDR during the three and nine months ended September 30, 2017 and 2016 is shown below by class (dollars in thousands). The Post-Modification Recorded Balance reflects the period end balances, inclusive of any interest capitalized to principal, partial principal paydowns, and principal charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

	For three months ended			For three months ended
	September 30, 2017			September 30, 2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Balance	Balance	of Loans	Balance	Balance
Student loans purchased	7	$42	$42	12	$134	$134
Total loans modified during the period	7	$42	$42	12	$134	$134

	For nine months ended			For nine months ended
	September 30, 2017			September 30, 2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Balance	Balance	of Loans	Balance	Balance
Student loans purchased	16	$133	$133	50	$847	$868
Total loans modified during the period	16	$133	$133	50	$847	$868

There were no loans modified as TDRs that subsequently defaulted during the nine months ended September 30, 2017 or the twelve months ended December 31, 2016 that were modified as TDRs during the twelve months prior to default.

There were no loans secured by 1-4 family residential property that were in the process of foreclosure at either September 30, 2017 or December 31, 2016.

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
Multifamily
Commercial owner occupied
Commercial non-owner occupied

Consumer loan segment:
Consumer revolving credit
Consumer all other credit
Student loans purchased

Management utilizes a loss migration model for determining the quantitative risk assigned to unimpaired loans in order to capture historical loss information at the loan level, track loss migration through risk grade deterioration, and increase efficiencies related to performing the calculations. The quantitative risk factor for each loan class primarily utilizes a migration analysis loss method based on loss history for the prior twelve quarters.

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

Furthermore, a nominal loss reserve is applied to loans rated “Good” in an abundance of caution.

Under the migration analysis method, average loss rates are calculated at the risk grade and class levels by dividing the twelve-quarter average net charge-off amount by the twelve-quarter average loan balances. Qualitative factors are combined with these quantitative factors to arrive at the overall general allowances.

The Company’s internal creditworthiness grading system is based on experiences with similarly graded loans. The Company performs regular credit reviews of the loan portfolio to review the credit quality and adherence to its underwriting standards. Additionally, external reviews of a portion of the credits are conducted on a semi-annual basis.

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

The following represents the loan portfolio designated by the internal risk ratings assigned to each credit as of September 30, 2017 and December 31, 2016 (dollars in thousands). There were no loans rated “Doubtful” as of either period.

					Special	Sub-
September 30, 2017	Excellent	Good	Pass	Watch	Mention	standard	TOTAL
Commercial
Commercial and industrial - organic	$3,292	$19,482	$18,349	$120	$279	$708	$42,230
Commercial and industrial - government guaranteed	22,722	-	-	-	-	-	22,722
Commercial and industrial - syndicated	-	-	14,682	-	-	2,580	17,262
Real estate construction
Residential construction	-	-	2,310	-	-	-	2,310
Commercial construction	-	-	12,788	-	-	-	12,788
Land and land development	-	-	9,493	3	-	553	10,049
Real estate mortgages
1-4 family residential, first lien, investment	-	-	36,696	1,889	226	440	39,251
1-4 family residential, first lien, owner occupied	-	-	15,946	132	-	731	16,809
1-4 family residential, junior lien	-	-	2,753	269	196	175	3,393
Home equity lines of credit, first lien	-	-	8,928	40	-	-	8,968
Home equity lines of credit, junior lien	-	-	13,387	-	-	111	13,498
Farm	-	-	9,162	-	-	1,389	10,551
Multifamily	-	-	31,948	-	-	-	31,948
Commercial owner occupied	-	676	76,685	462	-	-	77,823
Commercial non-owner occupied	-	-	104,826	983	-	2,019	107,828
Consumer
Consumer revolving credit	9	21,750	699	1	-	-	22,459
Consumer all other credit	321	7,625	1,723	2	-	34	9,705
Student loans purchased	-	-	50,493	937	-	-	51,430
Total Loans	$26,344	$49,533	$410,868	$4,838	$701	$8,740	$501,024

					Special	Sub-
December 31, 2016	Excellent	Good	Pass	Watch	Mention	standard	TOTAL
Commercial
Commercial and industrial - organic	$816	$24,225	$15,840	$259	$236	$184	$41,560
Commercial and industrial - government guaranteed	5,550	-	-	-	-	-	5,550
Commercial and industrial - syndicated	-	-	16,175	-	-	2,932	19,107
Real estate construction
Residential construction	-	-	395	-	-	-	395
Commercial construction	-	-	4,422	-	-	-	4,422
Land and land development	-	-	10,271	5	-	589	10,865
Real estate mortgages
1-4 family residential, first lien, investment	-	-	35,102	1,724	229	483	37,538
1-4 family residential, first lien, owner occupied	-	-	15,207	325	-	1,097	16,629
1-4 family residential, junior lien	-	-	2,214	326	189	142	2,871
Home equity lines of credit, first lien	-	-	7,872	40	-	-	7,912
Home equity lines of credit, junior lien	-	-	13,911	-	-	111	14,022
Farm	-	-	11,253	-	-	-	11,253
Multifamily	-	-	31,052	-	-	-	31,052
Commercial owner occupied	-	695	81,582	1,019	-	-	83,296
Commercial non-owner occupied	-	-	104,963	1,012	-	1,087	107,062
Consumer
Consumer revolving credit	65	19,766	539	-	-	3	20,373
Consumer all other credit	284	9,977	1,027	4	-	36	11,328
Student loans purchased	-	-	56,011	889	-	-	56,900
Total Loans	$6,715	$54,663	$407,836	$5,603	$654	$6,664	$482,135

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
5)	The existence and effect of any concentrations of credit and changes in the level of such concentrations
6)	Changes in lending policies and procedures, including underwriting standards
7)	Changes in the experience, ability and depth of lending management and staff
8)	Changes in the level of policy exceptions

It has been the Company’s experience that the first five factors drive losses to a much greater extent than the last three factors; therefore, the first five factors are weighted more heavily. Qualitative factors are not assessed against loans rated “Excellent” or “Good.”

For each segment and class of loans, management must exercise significant judgment to determine the estimation method that fits the credit risk characteristics of its various segments. Although this evaluation is inherently subjective, qualified management utilizes its significant knowledge and experience related to both the Company’s market and the history of the Company’s loan losses.

Impaired loans are individually evaluated and, if deemed appropriate, a specific allocation is made for these loans. In reviewing the loans classified as impaired loans totaling $2.5 million at September 30, 2017, there was no specific valuation allowance on any of these loans after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the borrower.

A summary of the transactions in the Allowance for Loan Losses by loan portfolio segment for the nine months ended September 30, 2017 and the year ended December 31, 2016 appears below (dollars in thousands):

Allowance for Loan Losses Rollforward by Portfolio Segment
As of and for the period ended September 30, 2017

		Real Estate
	Commercial	Construction	Real Estate	Consumer
	Loans	and Land	Mortgages	Loans	Total
Allowance for Loan Losses:
Balance as of January 1, 2017	$824	$127	$2,506	$231	$3,688
Charge-offs	(111)	-	-	-	(111)
Recoveries	21	-	2	11	34
Provision for (recovery of) loan losses	216	68	(30)	(41)	213
Ending Balance	$950	$195	$2,478	$201	$3,824

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	950	195	2,478	201	3,824

Loans:
Individually evaluated for impairment	$-	$43	$1,470	$937	$2,450
Collectively evaluated for impairment	82,214	25,104	308,599	82,657	498,574
Ending Balance	$82,214	$25,147	$310,069	$83,594	$501,024

As of and for the year ended December 31, 2016

		Real Estate
	Commercial	Construction	Real Estate	Consumer
	Loans	and Land	Mortgages	Loans	Total
Allowance for Loan Losses:
Balance as of January 1, 2016	$797	$159	$2,592	$19	$3,567
Charge-offs	(25)	-	(12)	-	(37)
Recoveries	32	-	3	12	47
Provision for (recovery of) loan losses	20	(32)	(77)	200	111
Ending Balance	$824	$127	$2,506	$231	$3,688

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	824	127	2,506	231	3,688

Loans:
Individually evaluated for impairment	$-	$51	$1,482	$889	$2,422
Collectively evaluated for impairment	66,217	15,631	310,153	87,712	479,713
Ending Balance	$66,217	$15,682	$311,635	$88,601	$482,135

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

The following tables show the aging of past due loans as of September 30, 2017 and December 31, 2016. Also included are loans that are 90 or more days past due but still accruing, because they are well secured and in the process of collection. (Dollars below reported in thousands.)

Past Due Aging as of September 30, 2017	30-59	60-89	90 Days or				90 Days Past Due
	Days Past	Days Past	More Past	Total Past		Total	and Still
	Due	Due	Due	Due	Current	Loans	Accruing
Commercial loans
Commercial and industrial - organic	$-	$-	$-	$-	$42,230	$42,230	$-
Commercial and industrial - government guaranteed	-	-	-	-	22,722	22,722	-
Commercial and industrial - syndicated	-	-	-	-	17,262	17,262	-
Real estate construction and land
Residential construction	-	-	-	-	2,310	2,310	-
Commercial construction	-	-	-	-	12,788	12,788	-
Land and land development	18	-	-	18	10,031	10,049	-
Real estate mortgages
1-4 family residential, first lien, investment	-	-	-	-	39,251	39,251	-
1-4 family residential, first lien, owner occupied	-	-	18	18	16,791	16,809	18
1-4 family residential, junior lien	249	-	-	249	3,144	3,393	-
Home equity lines of credit, first lien	-	-	-	-	8,968	8,968	-
Home equity lines of credit, junior lien	-	-	-	-	13,498	13,498	-
Farm	-	-	-	-	10,551	10,551	-
Multifamily	-	-	-	-	31,948	31,948	-
Commercial owner occupied	-	-	-	-	77,823	77,823	-
Commercial non-owner occupied	-	-	-	-	107,828	107,828	-
Consumer loans
Consumer revolving credit	-	-	-	-	22,459	22,459	-
Consumer all other credit	-	1	-	1	9,704	9,705	-
Student loans purchased	500	162	324	986	50,444	51,430	324
Total Loans	$767	$163	$342	$1,272	$499,752	$501,024	$342

Past Due Aging as of December 31, 2016	30-59	60-89	90 Days or				90 Days Past Due
	Days Past	Days Past	More Past	Total Past		Total	and Still
	Due	Due	Due	Due	Current	Loans	Accruing
Commercial loans
Commercial and industrial - organic	$65	$61	$-	$126	$41,434	$41,560	$-
Commercial and industrial - government guaranteed	-	-	-	-	5,550	5,550	-
Commercial and industrial - syndicated	-	-	-	-	19,107	19,107	-
Real estate construction and land
Residential construction	-	-	-	-	395	395	-
Commercial construction	-	-	-	-	4,422	4,422	-
Land and land development	-	-	22	22	10,843	10,865	-
Real estate mortgages
1-4 family residential, first lien, investment	125	-	-	125	37,413	37,538	-
1-4 family residential, first lien, owner occupied	-	-	20	20	16,609	16,629	20
1-4 family residential, junior lien	-	-	-	-	2,871	2,871	-
Home equity lines of credit, first lien	-	-	-	-	7,912	7,912	-
Home equity lines of credit, junior lien	36	-	-	36	13,986	14,022	-
Farm	-	-	-	-	11,253	11,253	-
Multifamily	-	-	-	-	31,052	31,052	-
Commercial owner occupied	-	-	-	-	83,296	83,296	-
Commercial non-owner occupied	-	-	-	-	107,062	107,062	-
Consumer loans
Consumer revolving credit	-	-	-	-	20,373	20,373	-
Consumer all other credit	1	48	-	49	11,279	11,328	-
Student loans purchased	1,316	139	188	1,643	55,257	56,900	188
Total Loans	$1,543	$248	$230	$2,021	$480,114	$482,135	$208

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

Through the nine months ended September 2017 and 2016, the Company recognized $87 thousand and $68 thousand, respectively, in amortization expense from these identified intangible assets with a finite life. The net carrying value of $604 thousand will be recognized as amortization expense in future reporting periods through 2026. The following shows the gross and net balance of these intangible assets as of September 30, 2017. (Dollars below reported in thousands.)

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Identified Intangible Assets
Non-Compete Agreement	$103	$57	$46
Customer Relationships Intangible	670	112	$558
Total Identified Intangible Assets	$773	$169	$604

As of September 30, 2017, the Company carried a contingent liability of $156 thousand, representing the net of the fair value of the purchase price, less the initial two annual payments made to the Seller. The remaining three annual payments as delineated in the Purchase Agreement will be paid from this liability.

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

The following shows the weighted average number of shares used in computing net income per common share and the effect on the weighted average number of shares of diluted potential common stock for the three and nine months ended September 30, 2017 and 2016. Potential dilutive common stock equivalents have no effect on net income available to common shareholders. (Dollars below reported in thousands except per share data.)

Three Months Ended	September 30, 2017			September 30, 2016
		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic net income per share	$1,745	2,401,083	$0.73	$1,396	2,366,530	$0.59
Effect of dilutive stock options	-	20,965	-	-	13,863	-
Diluted net income per share	$1,745	2,422,048	$0.72	$1,396	2,380,393	$0.59

Nine Months Ended	September 30, 2017			September 30, 2016
		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic net income per share	$5,400	2,387,960	$2.26	$4,261	2,369,517	$1.80
Effect of dilutive stock options	-	21,521	-	-	14,393	-
Diluted net income per share	$5,400	2,409,481	$2.24	$4,261	2,383,910	$1.79

For the nine-month period ended September 30, 2017, there were no shares considered anti-dilutive and excluded from this calculation. For the nine-month period ended September 30, 2016, option shares totaling 59,110 were considered anti-dilutive and were excluded from this calculation.

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

A summary of the shares issued and available under each of the Plans is shown below as of September 30, 2017. Although the 2003 Plan and 2005 Plan have expired and no new grants will be issued under these plans, there were options issued before the plans expired which are still outstanding as shown below.

	2003 Plan		2005 Plan		2014 Plan
Aggregate shares issuable		128,369		230,000		250,000
Options issued, net of forfeited and expired options		(108,054)		(67,507)		(2,000)
Cancelled due to Plan expiration		(20,315)		(162,493)		-
Remaining available for grant		-		-		248,000

Grants issued and outstanding:

Total vested and unvested shares		15,568		26,357		2,000

Fully vested shares		15,568		25,107		-

Exercise price range	$ $	18.26 to 18.26	$ $	11.74 to 23.26	$ $	30.20 to 30.20

The Company accounts for all of its stock incentive plans under recognition and measurement accounting principles which require that the compensation cost relating to stock-based payment transactions be recognized in the financial statements. Stock-based compensation arrangements include stock options and restricted stock. All stock-based payments to employees are required to be valued at a fair value on the date of grant and expensed based on that fair value over the applicable vesting period. For the nine months ended September 30, 2017 and 2016, the Company recognized $8 thousand and $20 thousand, respectively, in compensation expense for stock options. As of September 30, 2017, there was $10 thousand in unamortized compensation expense remaining to be recognized in future reporting periods through 2021.

Stock Options

Changes in the stock options outstanding related to all of the Plans are summarized as follows (dollars in thousands except per share data):

	September 30, 2017
		Weighted Average	Aggregate
	Number of Options	Exercise Price	Intrinsic Value
Outstanding at January 1, 2017	98,893	$22.83	$592
Issued	2,000	30.20
Exercised	(41,903)	22.70
Forfeited	(4,600)	26.96
Expired	(10,465)	30.86
Outstanding at September 30, 2017	43,925	$20.96	$656

Options exercisable at September 30, 2017	40,675	$20.59	$623

The fair value of any grant is estimated at the grant date using the Black-Scholes pricing model. There were no stock option grants during the twelve months ended December 31, 2016. During the first nine months of 2017, a stock option grant of 2,000 shares was issued, and the fair value on the grant issued was estimated based on the assumptions noted in the following table:

For the nine months ended
September 30, 2017
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

Summary information pertaining to options outstanding at September 30, 2017 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
	Number of	Average	Average	Number of	Average
	Options	Remaining	Exercise	Options	Exercise
Exercise Price	Outstanding	Contractual Life	Price	Exercisable	Price
$ 11.74 to 20.00	19,118	2.1 Years	$17.84	17,868	$17.82
$ 20.01 to 30.00	22,807	0.9 Years	22.76	22,807	22.76
$ 30.01 to 36.74	2,000	9.5 Years	30.20	0	-
Total	43,925	1.8 Years	$20.96	40,675	$20.59

Restricted Stock

There were no restricted stock grants outstanding throughout 2016 or as of September 30, 2017. No restricted stock grants were awarded during 2016 or the first nine months of 2017.

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

The following tables present the balances measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 (dollars in thousands):

Fair Value Measurements at September 30, 2017 Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$19,166	$-	$19,166	$-
Mortgage-backed securities/CMOs	31,624	-	31,624	-
Municipal bonds	20,259	-	20,259	-
Total securities available for sale	$71,049	$-	$71,049	$-

Fair Value Measurements at December 31, 2016 Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$14,501	$-	$14,501	$-
Corporate bonds	2,010	-	2,010	-
Mortgage-backed securities/CMOs	24,982	-	24,982	-
Municipal bonds	15,169	-	15,169	-
Total securities available for sale	$56,662	$-	$56,662	$-

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

Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. The Company had impaired loans of $2.5 million as of September 30, 2017 and $2.4 million as of December 31, 2016. None of these impaired loans required a valuation allowance after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the customer.

Other Real Estate Owned

Other real estate owned (“OREO”) is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the Allowance for Loan Losses. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the Consolidated Statements of Income. As of September 30, 2017 and December 31, 2016, the Company had no OREO property.

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

Repurchase agreements and other borrowings

The carrying amounts of repurchase agreements and other borrowings, including federal funds purchased and FHLB advances, approximate fair value.

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

The carrying values and estimated fair values of the Company's financial instruments as of September 30, 2017 and December 31, 2016 are as follows (dollars in thousands):

		Fair Value Measurement at September 30, 2017 using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$10,298	$10,298	$-	$-	$10,298
Available for sale securities	71,049	-	71,049	-	71,049
Loans, net	497,200	-	-	490,081	490,081
Bank owned life insurance	14,229	-	14,229	-	14,229
Accrued interest receivable	1,850	-	395	1,455	1,850

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$393,221	$-	$393,221	$-	$393,221
Certificates of deposit	114,049	-	113,992	-	113,992
Repurchase agreements and other borrowings	37,001	-	37,001	-	37,001
Accrued interest payable	123	-	123	-	123

		Fair Value Measurement at December 31, 2016 using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$38,500	$38,500	$-	$-	$38,500
Available for sale securities	56,662	-	56,662	-	56,662
Loans, net	478,447	-	-	476,438	476,438
Bank owned life insurance	13,917	-	13,917	-	13,917
Accrued interest receivable	1,662	-	272	1,390	1,662

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$409,625	$-	$409,625	$-	$409,625
Certificates of deposit	115,026	-	114,979	-	114,979
Repurchase agreements and other borrowings	19,700	-	19,700	-	19,700
Accrued interest payable	107	-	107	-	107

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. Consequently, the fair values of the Company’s financial instruments will fluctuate when interest rate levels change, and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk; however, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

Note 9. Other Comprehensive Income

A component of the Company’s other comprehensive income, in addition to net income from operations, is the recognition of the unrealized gains and losses on available for sale securities, net of income taxes. Reclassifications of realized gains and losses on available for sale securities are reported in the income statement as “Gains (losses) on sales and calls of securities” with the corresponding income tax effect reflected as a component of income tax expense. Amounts reclassified out of accumulated other comprehensive income are presented below for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Available for sale securities:
Realized gains (losses) on sales and calls of securities	$(78)	$181	$(74)	$189
Tax effect	27	(62)	25	(64)
Realized gains (losses), net of tax	$(51)	$119	$(49)	$125

Note 10. Segment Reporting

Virginia National Bankshares Corporation has two reportable segments, the Bank and VNB Wealth.

The Company’s commercial banking segment involves making loans and generating deposits from individuals, businesses and charitable organizations. Loan fee income, service charges from deposit accounts, and other non-interest-related fees, such as fees for debit cards and ATM usage and fees for treasury management services, generate additional income for this segment.

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

A management fee for administrative and technology support services provided by the Bank is charged to VNB Wealth. For both the nine months ended September 30, 2017 and 2016, management fees of $75 thousand were charged to VNB Wealth and eliminated in consolidated totals.

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

Segment information for the three and nine months ended September 30, 2017 and 2016 is shown in the following tables (dollars in thousands). The VNB Wealth total assets as shown in the following tables represent the assets of VNB Wealth and should not be confused with client assets under management.

Three months ended September 30, 2017	Bank	VNB Wealth	Consolidated
Net interest income	$5,457	$26	$5,483
Provision for loan losses	168	-	168
Noninterest income	610	548	1,158
Noninterest expense	3,380	537	3,917
Income before income taxes	2,519	37	2,556
Provision for income taxes	798	13	811
Net income	$1,721	$24	$1,745
Total assets	$600,690	$9,638	$610,328

Three months ended September 30, 2016	Bank	VNB Wealth	Consolidated
Net interest income	$4,526	$11	$4,537
Provision for loan losses	104	-	104
Noninterest income	909	504	1,413
Noninterest expense	3,291	530	3,821
Income (loss) before income taxes	2,040	(15)	2,025
Provision for (benefit of) income taxes	634	(5)	629
Net income (loss)	$1,406	$(10)	$1,396
Total assets	$559,933	$9,606	$569,539

Nine months ended September 30, 2017	Bank	VNB Wealth	Consolidated
Net interest income	$15,798	$66	$15,864
Provision for loan losses	213	-	213
Noninterest income	1,977	1,757	3,734
Noninterest expense	9,858	1,597	11,455
Income before income taxes	7,704	226	7,930
Provision for income taxes	2,452	78	2,530
Net income	$5,252	$148	$5,400

Nine months ended September 30, 2016	Bank	VNB Wealth	Consolidated
Net interest income	$13,447	$34	$13,481
Provision for (recovery of) loan losses	(291)	-	(291)
Noninterest income	2,332	1,455	3,787
Noninterest expense	9,645	1,732	11,377
Income (loss) before income taxes	6,425	(243)	6,182
Provision for (benefit of) income taxes	2,003	(82)	1,921
Net income (loss)	$4,422	$(161)	$4,261

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Virginia National Bankshares Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2016, included in the Company’s 2016 Form 10-K. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017 or any future period.

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

Factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following: inflation, interest rates, market and monetary fluctuations; geopolitical developments including acts of war and terrorism and their impact on economic conditions; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; changes, particularly declines, in economic and business conditions, both generally and in the local markets in which the Company operates; the financial condition of the Company’s borrowers; competitive pressures on loan and deposit pricing and demand; changes in technology and their impact on the marketing of new products and services and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); changes in accounting principles, policies and guidelines; the ability to retain key personnel; incorrect assumptions regarding the allowance for loan losses; risks and assumptions associated with mergers and acquisitions and other expansion activities; other risks and uncertainties described from time to time in press releases and other public filings; and the Company’s performance in managing the risks involved in any of the foregoing. The foregoing list of important factors is not exclusive, and the Company will not update any forward-looking statement, whether written or oral, that may be made from time to time.

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

FINANCIAL CONDITION

Total assets

The total assets of the Company as of September 30, 2017 were $610.3 million. This is a $5.3 million increase from the $605.0 million total assets reported at December 31, 2016 and a $40.8 million increase from the $569.5 million reported at September 30, 2016. The year-over-year net growth in assets was funded largely by a $23.5 million expansion in short-term borrowings and a $12.1 million expansion in deposits.

Federal funds sold

The Company had overnight federal funds sold of $3.2 million at September 30, 2017, compared to $28.5 million and $32.9 million as of December 31, 2016 and September 30, 2016, respectively. Any excess funds are sold on a daily basis in the federal funds market. The Company intends to maintain sufficient liquidity at all times to meet its funding commitments.

The Company continues to participate in the Federal Reserve Bank of Richmond’s Excess Balance Account (“EBA”). The EBA is a limited-purpose account at the Federal Reserve Bank for the maintenance of excess cash balances held by financial institutions. The EBA eliminates the potential of concentration risk that comes with depositing excess balances with one or multiple correspondent banks.

Securities

The Company’s investment securities portfolio as of September 30, 2017 totaled $73.8 million, an increase of $15.4 million from the $58.4 million reported at December 31, 2016 and an increase of $1.6 million from the $72.2 million reported at September 30, 2016. Management proactively manages the mix of earning assets and cost of funds to maximize the earning capacity of the Company. Throughout the third quarter of 2017, lower earning securities were sold and the proceeds were either used to purchase higher yielding securities or fund higher earning loans as the loan funding needs arose. At September 30, 2017, the investment securities holdings represented 12.1% of the Company’s total assets, compared to 9.7% and 12.7% of total assets at December 31, 2016 and September 30, 2016, respectively.

The Company’s investment securities portfolio included restricted securities totaling $2.7 million as of September 30, 2017 and $1.7 million as of December 31, 2016 and September 30, 2016. These securities represent stock in the Federal Reserve Bank of Richmond (“FRB-R”), the Federal Home Loan Bank of Atlanta (“FHLB-A”), and CBB Financial Corporation (“CBBFC”), the holding company for Community Bankers Bank. The level of FRB-R and FHLB-A stock that the Company is required to hold is determined in accordance with membership guidelines provided by the Federal Reserve Bank Board of Governors or the Federal Home Loan Bank of Atlanta. The $1.0 million increase from year-end was required by FHLB-A as a result of the Company’s short-term borrowing initiated during the third quarter of 2017. Stock ownership in the bank holding company for Community Bankers’ Bank provides the Bank with several benefits that are not available to non-shareholder correspondent banks. None of these restricted securities are traded on the open market and can only be redeemed by the respective issuer.

At September 30, 2017, the unrestricted securities portfolio totaled $71.0 million. The following table summarizes the Company's available for sale securities by type as of September 30, 2017, December 31, 2016, and September 30, 2016 (dollars in thousands):

	September 30, 2017		December 31, 2016		September 30, 2016
		Percent		Percent		Percent
	Balance	of Total	Balance	of Total	Balance	of Total
U.S.Government agencies	$19,166	27.0%	$14,501	25.6%	$14,955	21.2%
Corporate bonds	-	0.0%	2,010	3.5%	6,126	8.7%
Mortgage-backed securities/CMOs	31,624	44.5%	24,982	44.1%	31,497	44.7%
Municipal bonds	20,259	28.5%	15,169	26.8%	17,869	25.4%
Total available for sale securities	$71,049	100.0%	$56,662	100.0%	$70,447	100.0%

The securities are held primarily for earnings, liquidity, and asset/liability management purposes and reviewed quarterly for possible other-than-temporary impairments. During this review, management analyzes the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer, and the Company’s intent and ability to hold the security to recovery or maturity. These factors are analyzed for each individual security.

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

As of September 30, 2017, total loans were $501.0 million, compared to the balance of $482.1 million as of December 31, 2016 and $430.9 million at September 30, 2016. Loans as a percentage of total assets at September 30, 2017 were 82.1%, compared to 75.7% as of September 30, 2016. Loans as a percentage of deposits at September 30, 2017 were 98.8%, compared to 87.0% as of September 30, 2016.

The following table summarizes the Company's loan portfolio by type of loan as of September 30, 2017, December 31, 2016, and September 30, 2016 (dollars in thousands):

	September 30, 2017		December 31, 2016		September 30, 2016
		Percent		Percent		Percent
	Balance	of Total	Balance	of Total	Balance	of Total
Commercial and industrial	$82,214	16.4%	$66,217	13.7%	$60,884	14.1%
Real estate - commercial	217,599	43.4%	221,410	45.9%	203,670	47.3%
Real estate - residential mortgage	92,470	18.5%	90,225	18.7%	87,330	20.3%
Real estate - construction	25,147	5.0%	15,682	3.3%	19,628	4.5%
Consumer loans	83,594	16.7%	88,601	18.4%	59,377	13.8%
Total loans	$501,024	100.0%	$482,135	100.0%	$430,889	100.0%

From the $430.9 million outstanding at September 30, 2016, gross loans have increased $70.1 million, or 16.3%. Over the one-year period, the significant loan growth was attributable to approximately $30.6 million in net organic loan growth, supplemented by purchases of loans. The purchase of loans is considered a secondary strategy, which allows the Company to supplement organic loan growth and enhance earnings. Purchased loans with balances outstanding of $91.4 million as of September 30, 2017 were comprised of:

●

Student loans totaling $51.4 million. The Company purchased two student loan packages in 2015. In the fourth quarter of 2016, a third tranche was closed for an additional $24.8 million, inclusive of premium. Along with the purchase of these three packages of student loans, the Company purchased surety bonds that fully insure this portion of the Company’s consumer portfolio.

●

Loans guaranteed by a U.S. government agency (“government guaranteed”) totaling $22.7 million, inclusive of premium. During the fourth quarter of 2016, the Company began augmenting the commercial and industrial portfolio with government guaranteed loans which represent the portion of loans that are 100% guaranteed by either the United States Department of Agriculture (“USDA”) or the Small Business Administration (“SBA”); the originating institution holds the unguaranteed portion of the loan and services it. These government guaranteed portion of loans are typically purchased at a premium. In the event of early prepayment, the Company may need to write off any unamortized premium.

●

Syndicated loans totaling $17.3 million. Syndicated loans represent shared national credits in leveraged lending transactions and are included in the commercial and industrial portfolio. The Company has developed policies to limit overall credit exposure to the syndicated market, as well as limits by industry and amount per borrower.

Management will continue to evaluate loan purchase transactions as needed to supplement organic loan growth, as part of its strategy to strengthen earnings and attain an effective mix of earning assets.

While the increase in loan balances slowed to a modest $18.9 million during the first three quarters of 2017, compared to December 31, 2016, the Company experienced significant loan growth in the fourth quarter of 2016 and each of the five quarters ending December 31, 2015. The positive impact to earnings from that significant loan growth has been realized in the first nine months of 2017 and should continue throughout the remainder of the year.

Loan quality

Non-accrual loans remained low and totaled $186 thousand at September 30, 2017, compared to the $167 thousand and $173 thousand reported at December 31, 2016 and September 30, 2016, respectively. At September 30, 2017, the Company had loans in its portfolio totaling $342 thousand that were ninety or more days past due which were all still accruing interest as the Company deems them to be collectible.

At September 30, 2017, the Company had loans in the amount of $2.5 million classified as impaired loans, of which $2.3 million were Troubled Debt Restructurings (TDRs) that are still accruing interest. At December 31, 2016 and September 30, 2016, the Company had loans in the amount of $2.4 million classified as impaired loans, of which $2.3 million were Troubled Debt Restructurings (TDRs) that are still accruing interest. Based on regulatory guidance on Student Lending issued in May, 2016, the Company has classified 61 of its purchased student loans as TDRs for a total of $937 thousand as of September 30, 2017. These borrowers that should have been in repayment have requested and been granted payment extensions or reductions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered restructurings. Student loan borrowers are allowed in-school deferments, plus an automatic six-month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance. As all student loans purchased are fully insured, the Company does not expect to experience a loss on these loans and interest continues to accrue on these TDRs during any deferment and forbearance periods.

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

As discussed earlier, the Company utilizes a loss migration model. Migration analysis uses loan level attributes to track the movement of loans through various risk classifications in order to estimate the percentage of losses likely in the portfolio.

The relationship of the allowance for loan losses to total loans at September 30, 2017, December 31, 2016, and September 30, 2016 appears below (dollars in thousands):

	September 30,	December 31,	September 30,
	2017	2016	2016
Loans held for investment at period-end	$501,024	$482,135	$430,889
Allowance for loan losses	$3,824	$3,688	$3,278
Allowance as a percent of period-end loans	0.76%	0.77%	0.76%

A provision for loan losses totaling $213 thousand was recorded in the first nine months of 2017, while a recovery of $291 thousand was recognized for the first nine months of 2016. The following is a summary of the changes in the allowance for loan losses for the nine months ended September 30, 2017 and September 30, 2016 (dollars in thousands):

	2017	2016
Allowance for loan losses, January 1	$3,688	$3,567
Charge-offs	(111)	(36)
Recoveries	34	38
Provision for (recovery of) loan losses	213	(291)
Allowance for loan losses, September 30	$3,824	$3,278

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

Management reviews the Allowance for Loan Losses on a quarterly basis to ensure it is adequate based upon the calculated potential losses inherent in the portfolio. Management believes the allowance for loan losses was adequately provided for as of September 30, 2017.

Premises and equipment

The Company’s premises and equipment, net of depreciation, as of September 30, 2017 totaled $7.4 million compared to the $8.0 million and $8.2 million as of December 31, 2016 and September 30, 2016, respectively. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method based on the estimated useful lives of assets. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, assets and related accumulated depreciation are removed from the books, and any resulting gain or loss is charged to income.

As of September 30, 2017, the Company and its subsidiaries occupied six full-service banking facilities in the cities of Charlottesville and Winchester, as well as the counties of Albemarle and Orange in Virginia. The Company’s lease for the Loudoun Mall banking office located at 186 North Loudoun Street, Winchester, Virginia expired, and the Company permanently closed that office on October 28, 2016. The Company is continuing to search for at least one new branch office location in Winchester. Any new offices that the Company decides to add are expected to be small commercial spaces.

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

Total deposits as of September 30, 2017 were $507.3 million, down $17.4 million compared to the balances of $524.7 million at December 31, 2016 and up $12.1 million compared to the $495.2 million total as of September 30, 2016. The year-over-year increase was realized predominately in money market accounts.

Deposit accounts

(dollars in thousands)	September 30, 2017		December 31, 2016		September 30, 2016
	Balance	% of Total Deposits	Balance	% of Total Deposits	Balance	% of Total Deposits
No cost and low cost deposits:
Noninterest demand deposits	$166,544	32.8%	$176,098	33.5%	$176,063	35.6%
Interest checking accounts	98,528	19.4%	96,869	18.5%	91,808	18.5%
Money market deposit accounts	128,149	25.3%	136,658	26.0%	114,903	23.2%
Total noninterest and low cost deposit accounts	393,221	77.5%	409,625	78.0%	382,774	77.3%

Time deposit accounts:
Certificates of deposit	97,273	19.2%	90,084	17.2%	94,469	19.1%
CDARS deposits	16,776	3.3%	24,942	4.8%	17,936	3.6%
Total certificates of deposit and other time deposits	114,049	22.5%	115,026	22.0%	112,405	22.7%

Total deposit account balances	$507,270	100.0%	$524,651	100.0%	$495,179	100.0%

Noninterest-bearing demand deposits on September 30, 2017 were $166.5 million, representing 32.8% of total deposits. Interest-bearing transaction and money market accounts totaled $226.7 million, and represented 44.7% of total deposits at September 30, 2017. Collectively, noninterest-bearing and interest-bearing transaction and money market accounts represented 77.5% of total deposit accounts at September 30, 2017. These account types are an excellent source of low-cost funding for the Company.

The remaining 22.5% of total deposits consisted of certificates of deposit and other time deposit accounts totaling $114.0 million at September 30, 2017. Included in this deposit total are Certificate of Deposit Account Registry Service CDs, known as CDARSTM, whereby depositors can obtain FDIC deposit insurance on account balances of up to $50 million. CDARS deposits totaled $16.8 million as of September 30, 2017.

Repurchase agreements and other borrowings

Short-term borrowings, consisting primarily of FHLB Advances, repurchase agreements, and federal funds purchased are additional sources of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company's ability to earn a favorable spread on the funds obtained.

During the third quarter of 2017, the Company borrowed $25 million from the FHLB, which remained outstanding as of September 30, 2017. The Company had no outstanding borrowings from the FHLB as of December 31, 2016 or September 30, 2016. Average borrowings from the FHLB were $8.2 million during the third quarter of 2017.

Repurchase agreements, also referred to as securities sold under agreement to repurchase, are available to non-individual accountholders on an overnight term through the Company’s investment sweep product. Under the agreements to repurchase, invested funds are fully collateralized by security instruments that are pledged on behalf of customers utilizing this product. Total balances in repurchase agreements as of September 30, 2017 were $12.0 million, compared to $19.7 million and $13.5 million as of December 31, 2016 and September 30, 2016.

The Company had no balances in borrowed overnight federal funds as of September 30, 2017, yet averaged $702 thousand for the third quarter of the year. The Company had no balances in federal funds purchased as of December 31, 2016 or September 30, 2016.

Shareholders' equity and regulatory capital ratios

The following table displays the changes in shareholders' equity for the Company from December 31, 2016 to September 30, 2017 (dollars in thousands):

Equity, December 31, 2016	$59,054
Net income	5,400
Other comprehensive income	483
Cash dividends declared	(1,077)
Stock options exercised	981
Equity increase due to expensing of stock options	8
Equity, September 30, 2017	$64,849

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

Using the new capital requirements, the Company’s capital ratios remain well above the levels designated by bank regulators as "well capitalized" at September 30, 2017. Under the current risk-based capital guidelines of federal regulatory authorities, the Company’s common equity Tier 1 capital ratio and Tier 1 capital ratio are both at 12.75% of its risk-weighted assets and are well in excess of the minimum capital requirements of 6.50% and 8.00%, respectively. Additionally, the Company has a total capital ratio of 13.51% of its risk-weighted assets and leverage ratio of 10.30% of total assets, which are both well in excess of the minimum 10.00% and 5.00% level designated by bank regulators under “well capitalized” capital guidelines.

RESULTS OF OPERATIONS

Non-GAAP presentations

The Company, in referring to its net income and net interest income, is referring to income computed in accordance with GAAP, unless otherwise noted. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations also refer to various calculations that are non-GAAP presentations. They include:

●	Fully taxable-equivalent (“FTE”) adjustments – Net interest margin and efficiency ratios are presented on an FTE basis, consistent with SEC guidance in Industry Guide 3 which states that tax exempt income may be calculated on a tax equivalent basis. This is a non-GAAP presentation. The FTE basis adjusts for the tax-exempt status of net interest income from certain investments using a federal tax rate of 34%, where applicable, to increase tax-exempt interest income to a taxable-equivalent basis.

●	Net interest margin – Net interest margin (FTE) is calculated as net interest income, computed on an FTE basis, expressed as a percentage of average earning assets. The Company believes this measure to be the preferred industry measurement of net interest margin and that it enhances comparability of net interest margin among peers in the industry.

●	Efficiency ratio – One of the ratios the Company monitors in its evaluation of operations is the efficiency ratio, which measures the cost to produce one dollar of revenue. The Company computes its efficiency ratio (FTE) by dividing noninterest expense by the sum of net interest income (FTE) and noninterest income. A lower ratio is an indicator of increased operational efficiency. This non-GAAP metric is used to assist investors in understanding how management assesses its ability to generate revenues from its non-funding-related expense base, as well as to align presentation of this financial measure with peers in the industry. The Company believes this measure to be the preferred industry measurement of operational efficiency, which is consistent with Federal Deposit Insurance Corporation (“FDIC”) studies.

Net interest income is discussed in Management’s Discussion and Analysis on a GAAP basis, unless noted as “FTE”; and the reconcilement below shows the fully taxable-equivalent adjustment to net interest income to aid the reader in understanding the computations of net interest margin and the efficiency ratio on a non-GAAP basis (dollars in thousands):

Reconcilement of Non-GAAP Measures	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net interest income	$5,483	$4,537	$15,864	$13,481
Fully taxable-equivalent adjustment	40	40	104	124
Net interest income (FTE)	$5,523	$4,577	$15,968	$13,605

Efficiency ratio	59.0%	64.2%	58.4%	65.9%
Impact of FTE adjustment	-0.4%	-0.4%	-0.3%	-0.5%
Efficiency ratio (FTE)	58.6%	63.8%	58.1%	65.4%

Net interest margin	3.67%	3.38%	3.56%	3.46%
Fully tax-equivalent adjustment	0.03%	0.03%	0.02%	0.03%
Net interest margin (FTE)	3.70%	3.41%	3.58%	3.49%

Net income

Net income for the three months ended September 30, 2017 was $1.7 million, a 25.0% increase compared to the $1.4 million reported for the three months ended September 30, 2016. Net income per diluted share was $0.72 for the quarter ended September 30, 2017 compared to $0.59 per diluted share for the same quarter in the prior year. The $349 thousand increase in net income for the third quarter of 2017, when compared to the same period of 2016, was driven by an increase in net interest income of $946 thousand. Partially offsetting this improvement was a decrease in noninterest income of $255 thousand and increases of $182 thousand in the provision for income taxes, $96 thousand in noninterest expenses, and $64 thousand in the provision for loan losses.

Net income for the first nine months of 2017 was $5.4 million, or 26.7% higher than the reported net income of $4.3 million during the same period in 2016. Net income per diluted share for the first three quarters of 2017 was $2.24, or $0.45 higher than the $1.79 per diluted share reported in the first three quarters of 2016. The $1.1 million increase in net income during the first nine months of 2017 from the first nine months of 2016 was attributable to an increase of $2.4 million in net interest income. Net income was negatively impacted by an increase of $609 thousand in provision for income taxes, an increase of $504 thousand in the provision for loan losses, an increase of $78 thousand in noninterest expense, and a decrease of $53 thousand in noninterest income.

Net interest income

Net interest income for the three months ended September 30, 2017 was $5.5 million, a $946 thousand increase compared to net interest income of $4.5 million for the three months ended September 30, 2016. Net interest income was positively impacted by an increase in average earning assets of $58.1 million. Most of this growth was in higher yielding loans and resulted in average loans for the third quarter of 2017 being $74.4 million higher than the average loans for the third quarter of 2016. For the nine months ended September 30, 2017, the Company recorded $15.9 million in net interest income, or 17.7% more than the $13.5 million recorded for the same nine months a year ago.

Net interest margin (FTE) is the ratio of net interest income (FTE) to average earning assets for the period. The level of interest rates, together with the volume and mix of earning assets and interest-bearing liabilities, impact net interest income (FTE) and net interest margin (FTE). The net interest margin (FTE) of 3.70% for the three months ended September 30, 2017 was 29 basis points higher than the 3.41% for the quarter ended September 30, 2016. The net interest margin (FTE) for the first nine months of 2017 was 3.58% or 12 basis points higher than the 3.46% reported for the same period in 2016. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP net interest margin.

Total interest income (FTE) for the nine months ended September 30, 2017 was $2.6 million higher than the same period in the prior year, accounting for the year-to-date increase in net interest income (FTE). The increased loan volume was the major contributor to the increased interest income. This shift resulted in an earning asset yield, as computed on a tax-equivalent basis, of 3.79% on average earning asset balances of $596.2 million for the nine months ended September 30, 2017. The earning asset yield, as computed on a tax-equivalent basis, was 3.64% on average earning asset balances of $524.9 million for the nine months ended September 30, 2016

The Company’s net interest income continues to benefit from having one of the lowest cost of funds among community banks in the country. A table showing the mix of no cost and low cost deposit accounts is shown under “Financial Condition - Deposits” earlier in this report. Interest expense as a percentage of average earning assets was 0.21% for the nine months ended September 30, 2017 and 0.18% for the nine months ended September 30, 2016.

The following tables detail the average balance sheet, including an analysis of net interest income (FTE) for earning assets and interest bearing liabilities, for the three and nine months ended September 30, 2017 and 2016. These tables also include a rate/volume analysis for these same periods (dollars in thousands).

Consolidated Average Balance Sheet And Analysis of Net Interest Income

	For the three months ended
	September 30, 2017			September 30, 2016			Change in Interest Income/Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to: [4]		Total
	Balance	Income	Yield/	Balance	Income	Yield/			Increase/
(dollars in thousands)		Expense	Cost		Expense	Cost	Volume	Rate	(Decrease)
ASSETS
Interest Earning Assets:
Securities
Taxable Securities	$71,208	$351	1.97%	$59,087	$260	1.76%	$57	$34	$91
Tax Exempt Securities [1]	13,557	118	3.48%	13,835	118	3.41%	(2)	2	-
Total Securities [1]	84,765	469	2.21%	72,922	378	2.07%	55	36	91
Total Loans	496,983	5,348	4.27%	422,567	4,385	4.13%	796	167	963
Fed Funds Sold	9,698	30	1.23%	37,310	45	0.48%	(50)	35	(15)
Other Interest Bearing Deposits	462	1	0.86%	1,000	3	1.19%	(1)	(1)	(2)
Total Earning Assets	591,908	5,848	3.92%	533,799	4,811	3.59%	800	237	1,037
Less: Allowance for Loan Losses	(3,721)			(3,186)
Total Non-Earning Assets	36,502			37,321
Total Assets	$624,689			$567,934

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$95,542	$12	0.05%	$93,390	$11	0.05%	$-	$1	$1
Money Market Deposits	135,113	96	0.28%	109,535	57	0.21%	15	24	39
Time Deposits	122,586	179	0.58%	113,261	157	0.55%	13	9	22
Total Interest-Bearing Deposits	353,241	287	0.32%	316,186	225	0.28%	28	34	62
Short Term Borrowings	26,013	38	0.58%	16,992	9	0.21%	7	22	29
Total Interest-Bearing Liabilities	379,254	325	0.34%	333,178	234	0.28%	35	56	91
Non-Interest-Bearing Liabilities:
Demand deposits	179,964			173,745
Other liabilities	1,062			1,827
Total Liabilities	560,280			508,750
Shareholders' Equity	64,409			59,184
Total Liabilities & Shareholders' Equity	$624,689			$567,934
Net Interest Income (FTE)		$5,523			$4,577		$765	$181	$946
Interest Rate Spread [2]			3.58%			3.31%
Interest Expense as a Percentage of Average Earning Assets			0.22%			0.17%
Net Interest Margin (FTE) [3]			3.70%			3.41%

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

Consolidated Average Balance Sheet And Analysis of Net Interest Income

	For the nine months ended
	September 30, 2017			September 30, 2016			Change in Interest Income/Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to: [4]		Total
	Balance	Income	Yield/	Balance	Income	Yield/			Increase/
(dollars in thousands)		Expense	Cost		Expense	Cost	Volume	Rate	(Decrease)
ASSETS
Interest Earning Assets:
Securities
Taxable Securities	$63,884	$907	1.89%	$59,949	$829	1.84%	$55	$23	$78
Tax Exempt Securities (1)	12,167	307	3.36%	14,371	366	3.40%	(56)	(3)	(59)
Total Securities (1)	76,051	1,214	2.13%	74,320	1,195	2.14%	(1)	20	19
Total Loans	489,375	15,454	4.22%	421,156	13,012	4.13%	2,149	293	2,442
Fed Funds Sold	29,951	208	0.93%	28,246	101	0.48%	6	101	107
Other Interest Bearing Deposits	819	7	1.14%	1,132	7	0.83%	(2)	2	-
Total Earning Assets	596,196	16,883	3.79%	524,854	14,315	3.64%	2,152	416	2,568
Less: Allowance for Loan Losses	(3,691)			(3,387)
Total Non-Earning Assets	36,964			37,471
Total Assets	$629,469			$558,938

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$98,854	$37	0.05%	$90,634	$34	0.05%	$3	$-	$3
Money Market Deposits	142,724	304	0.28%	108,152	169	0.21%	63	72	135
Time Deposits	126,895	516	0.54%	114,161	474	0.55%	52	(10)	42
Total Interest-Bearing Deposits	368,473	857	0.31%	312,947	677	0.29%	118	62	180
Short Term Borrowings	20,140	58	0.39%	19,235	33	0.23%	2	23	25
Total Interest-Bearing Liabilities	388,613	915	0.31%	332,182	710	0.29%	120	85	205
Non-Interest-Bearing Liabilities:
Demand deposits	177,142			167,387
Other liabilities	1,310			1,583
Total Liabilities	567,065			501,152
Shareholders' Equity	62,404			57,786
Total Liabilities & Shareholders' Equity	$629,469			$558,938
Net Interest Income (FTE)		$15,968			$13,605		$2,032	$331	$2,363
Interest Rate Spread (2)			3.48%			3.35%
Interest Expense as a Percentage of Average Earning Assets			0.21%			0.18%
Net Interest Margin (FTE) [3]			3.58%			3.46%

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

Provision for loan losses

A provision for loan losses of $168 thousand was recorded in the third quarter of 2017, compared to a provision for loan losses of $104 thousand for the same quarter in 2016. On a year-to-date basis, a provision for loan losses of $213 thousand was recorded in 2017, while a recovery of $291 thousand was recognized for the first three quarters of 2016. This resulted in a negative impact to income of $504 thousand when comparing year-over-year. The 2017 provision for loan losses was recorded due to loan growth during the first nine months of the year and to replenish the allowance for losses due to net charge-offs of $77 thousand during the period. The allowance for loan losses as a percentage of total loans at September 30, 2017 of 0.76% was level with September 30, 2016. As discussed earlier, the Company utilizes a loss migration model. Further discussion of management’s assessment of the allowance for loan losses is provided earlier in the report and in Note 4 – Allowance for Loan Losses, found in the Notes to the Consolidated Financial Statements. In management’s opinion, the allowance was adequately provided for at September 30, 2017.

Noninterest income

The components of noninterest income for the three months ended September 30, 2017 and 2016 are shown below (dollars in thousands):

	For the three months ended		Variance
	September 30, 2017	September 30, 2016	$	%
Noninterest income:
Trust income	$394	$388	$6	1.5%
Advisory and brokerage income	132	106	26	24.5%
Royalty income	22	11	11	100.0%
Customer service fees	225	240	(15)	-6.3%
Debit/credit card and ATM fees	206	223	(17)	-7.6%
Earnings/increase in value of bank owned life insurance	103	111	(8)	-7.2%
Fees on mortgage sales	55	41	14	34.1%
Gains (losses) on sales & calls of securities	(78)	181	(259)	N/A
Gains (losses) on sales of other assets	-	6	(6)	-100.0%
Other	99	106	(7)	-6.6%
Total noninterest income	$1,158	$1,413	$(255)	-18.0%

Noninterest income for the quarter ended September 30, 2017 of $1.2 million was $255 thousand lower compared with the $1.4 million recorded for the quarter ended September 30, 2016. Losses on sales of securities of $78 thousand in the third quarter of 2017 compared to a gain of $181 thousand for sale of securities in the same quarter of 2016 accounted for a $259 thousand reduction. As discussed earlier in this Management Discussion and Analysis section under “Securities,” the Company restructured a portion of the investment portfolio to achieve higher yields, resulting in the realized losses during the quarter ended September 30, 2017.

The components of noninterest income for the nine months ended September 30, 2017 and 2016 are shown below (dollars in thousands):

	For the nine months ended		Variance
	September 30, 2017	September 30, 2016	$	%
Noninterest income:
Trust income	$1,171	$1,174	$(3)	-0.3%
Advisory and brokerage income	387	287	100	34.8%
Royalty income	198	20	178	N/A
Customer service fees	678	686	(8)	-1.2%
Debit/credit card and ATM fees	650	653	(3)	-0.5%
Earnings/increase in value of bank owned life insurance	312	331	(19)	-5.7%
Fees on mortgage sales	104	156	(52)	-33.3%
Gains (losses) on sales and calls of securities	(74)	189	(263)	N/A
Gains (losses) on sales of other assets	-	(21)	21	100.0%
Other	308	312	(4)	-1.3%
Total noninterest income	$3,734	$3,787	$(53)	-1.4%

On a year-to-date basis, noninterest income of $3.7 million was recognized in the first nine months of 2017, a slight decrease of $53 thousand from the same period in 2016. The restructuring of a portion of the investment portfolio during the quarter ended September 30, 2017, as discussed above, resulted in realized losses on sales of securities of $74 thousand for the first three quarters of 2017, compared to gains on sales and calls of $189 thousand recognized in the same period of 2016. This $263 thousand variance was the major cause for the contraction in noninterest income.

Wealth Management contributed positively to income in two areas. Royalty income was $178 thousand higher in the nine months ended September 30, 2017, partially as a result of a one-time payment received in the second quarter in connection with a revision to our agreement with Swift Run Capital Management, LLC (“SRCM”). Advisory and brokerage income of $387 thousand for the 2017 period was $100 thousand higher than the $287 thousand recognized for the same period in 2016. As a point of reference, for the full year of 2015, Wealth Management recognized $29 thousand in advisory and brokerage income. The purchase of the wealth management book of business early in 2016, as discussed earlier under Note 5 – Intangible Assets, accounts for the increased advisory and brokerage income during both periods.

Noninterest expense

The components of noninterest expense for the three months ended September 30, 2017 and 2016 are shown below (dollars in thousands):

	For the three months ended		Variance
	September 30, 2017	September 30, 2016	$	%
Noninterest expense:
Salaries and employee benefits	$1,998	$1,939	$59	3.0%
Net occupancy	461	465	(4)	-0.9%
Equipment	124	134	(10)	-7.5%
ATM, debit and credit card	90	86	4	4.7%
Bank franchise tax	119	109	10	9.2%
Computer software	91	100	(9)	-9.0%
Data processing	236	297	(61)	-20.5%
FDIC deposit insurance assessment	87	52	35	67.3%
Marketing, advertising and promotion	126	137	(11)	-8.0%
Professional fees	153	115	38	33.0%
Other	432	387	45	11.6%
Total noninterest expense	$3,917	$3,821	$96	2.5%

Noninterest expense for the third quarter of 2017 of $3.9 million was $96 thousand higher than the quarter ended September 30, 2016. The $59 thousand increase in salaries and employee benefits was partially due to the expenses associated with hiring experienced loan officers. A reduction in data processing expenses of $61 thousand was mainly due to a renegotiated contract with the Company’s core data processing provider.

The components of noninterest expense for the nine months ended September 30, 2017 and 2016 are shown below (dollars in thousands):

	For the nine months ended		Variance
	September 30, 2017	September 30, 2016	$	%
Noninterest expense:
Salaries and employee benefits	$5,770	$5,704	$66	1.2%
Net occupancy	1,390	1,413	(23)	-1.6%
Equipment	398	401	(3)	-0.7%
ATM, debit and credit card	247	235	12	5.1%
Bank franchise tax	357	324	33	10.2%
Computer software	283	281	2	0.7%
Data processing	763	884	(121)	-13.7%
FDIC deposit insurance assessment	206	208	(2)	-1.0%
Marketing, advertising and promotion	359	412	(53)	-12.9%
Professional fees	408	345	63	18.3%
Other	1,274	1,170	104	8.9%
Total noninterest expense	$11,455	$11,377	$78	0.7%

Noninterest expense for the first nine months of 2017 of $11.5 million was fairly level with the nine months ended September 30, 2016. Management continues to evaluate expenses for potential containments and reductions that would have a positive impact on net income on an ongoing basis.

The efficiency ratio (FTE) fell to 58.6% for the third quarter of 2017, an improvement of 5.2 percentage points compared to the efficiency ratio (FTE) of 63.8% for the same quarter of 2016. The efficiency ratio (FTE) of 58.1% for the first nine months of 2017 reflected an improvement of 7.3 percentage points compared to 65.4% for the same nine months of 2016. The improved asset mix from the loan growth experienced the last three years, together with the restructuring of the securities portfolio during the past quarter, should continue to enhance net interest income. Further, additional noninterest income prospects should add to the revenue stream, while cost containment and reduction strategies should control expenses. This combination is expected to continue to support a low efficiency ratio. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP efficiency ratio.

Provision for Income Taxes

For the three months ended September 30, 2017 and September 30, 2016, the Company provided $811 thousand and $629 thousand for Federal income taxes, respectively, resulting in an effective income tax rate of 31.7% and 31.1%, respectively. For the nine months of 2017 and 2016, the Company provided $2.5 million and $1.9 million, respectively, resulting in an effective income tax rate of 31.9% and 31.1%, respectively. The effective income tax rates differed from the U.S. statutory rate of 34% during the comparable periods primarily due to the effect of tax-exempt income from life insurance policies and municipal bonds.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

(a) Required 8-K disclosures.

None

(b) Changes in procedures for director nominations by security holders.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
2.0	Reorganization Agreement and Plan of Share Exchange, dated as of March 6, 2013, between Virginia National Bank and Virginia National Bankshares Corporation (incorporated by reference to Virginia National Bankshares Corporation’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 18, 2013).

3.1	Articles of Incorporation of Virginia National Bankshares Corporation, as amended and restated (incorporated by reference to Virginia National Bankshares Corporation’s Current Report on Form 8- K, filed with the Securities and Exchange Commission on December 18, 2013).

3.2	Bylaws of Virginia National Bankshares Corporation (incorporated by reference to Virginia National Bankshares Corporation’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 18, 2013).

10.1	Virginia National Bank 2003 Stock Incentive Plan (originally filed in paper form as Exhibit A to Virginia National Bank’s Definitive Proxy Statement, filed with the Office of the Comptroller of the Currency on April 24, 2003. Virginia National Bankshares Corporation assumed this plan from Virginia National Bank on December 16, 2013 upon consummation of the reorganization under the agreement referenced as Exhibit 2.0).

10.2	Virginia National Bank Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Virginia National Bankshares Corporation’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 25, 2017. Virginia National Bankshares Corporation assumed this plan from Virginia National Bank on December 16, 2013 upon consummation of the reorganization under the agreement referenced as Exhibit 2.0).

10.3	Virginia National Bankshares Corporation 2014 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to Virginia National Bankshares Corporation’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 25, 2017).

31.1	302 Certification of Principal Executive Officer

31.2	302 Certification of Principal Financial Officer

32.1	906 Certification

101.0

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2017 and September 30, 2016, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and September 30, 2016, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2017 and September 30, 2016, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and September 30, 2016 and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA NATIONAL BANKSHARES CORPORATION
(Registrant)

By:	/s/ Glenn W. Rust
Glenn W. Rust
President and Chief Executive Officer

Date:	November 9, 2017

By:	/s/ Tara Y. Harrison
Tara Y. Harrison
Executive Vice President and Chief Financial Officer

Date:	November 9, 2017