Form 10-K
period 2017-12-31
Virginia National Bankshares Corp
filed 2018-03-27
CIK 1572334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017           Commission File Number: 000-55117

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes X     No _

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes X     No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☒	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes _    No X

On June 30, 2017, the aggregate market value of the common equity held by non-affiliates of the registrant was $74,539,699.

The registrant has one class of common stock, of which 2,416,584 shares were outstanding as of close of business March 20, 2018.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are hereby incorporated into Part I and Part III of this Form 10-K by reference: the Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2018.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT COULD AFFECT FUTURE RESULTS

Certain statements contained or incorporated by reference in this annual report on Form 10-K are “forward-looking statements” as defined in the Securities Exchange Act of 1934, including but not limited to, statements concerning future results of operations or financial position, borrowing capacity and future liquidity, future investment results, future credit exposure, future loan losses and plans and objectives for future operations, change in laws and regulations applicable to the Company and its subsidiaries, adequacy of funding sources, actuarial expected benefit payment, valuation of foreclosed assets, regulatory requirements, economic environment and other statements contained herein regarding matters that are not historical facts. Such statements are often characterized by use of qualified words such as “expect,” “believe,” “estimate,” “project,” “anticipate,” “intend,” “will,” “should,” or words of similar meaning or other statements concerning the opinions or judgment of the Company and its management about future events. These statements are not historical facts but instead are subject to numerous assumptions, risks and uncertainties, and represent only management’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside management’s control. Any forward-looking statements made by the Company speak only as of the date on which such statements are made. The Company’s actual results and financial position may differ materially from the anticipated results and financial condition indicated in or implied by these forward-looking statements. The Company makes no commitment to update or revise forward-looking statements in order to reflect new information or subsequent events or changes in expectations.

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

Virginia National Bank, the principal operating subsidiary of the Company, was organized in 1998 under federal law as a national banking association to engage in a general commercial and retail banking business. The Bank received its charter from the Office of the Comptroller of the Currency (the “OCC”) and commenced operations on July 29, 1998. The Bank is headquartered in Charlottesville, Virginia. The Bank’s deposits are insured up to the maximum amount provided by the Federal Deposit Insurance Act by the Federal Deposit Insurance Corporation (“FDIC”). The Bank has one wholly owned subsidiary, VNBTrust, National Association, a national trust bank formed in 2007, which also uses the trade name VNB Wealth Management. VNBTrust, National Association is referred to herein as “VNBTrust,” “VNB Wealth Management” or “VNB Wealth”. See discussion below in “Products and Services” regarding anticipated changes to VNB Wealth. The Bank and VNBTrust are subject to the supervision, examination and regulations of the OCC.

References to the Company’s subsidiaries in this document include both the Bank and VNBTrust.

As of December 31, 2017, the Company and its subsidiaries occupied six full-service banking facilities in the cities of Charlottesville and Winchester, as well as the counties of Albemarle and Orange in Virginia. Refer to Item 2. Properties for additional information regarding locations.

The multi-story office building at 404 People Place, Charlottesville, Virginia, also serves as the Company’s corporate headquarters and operations center, as well as the principal offices of VNB Wealth Management. Additionally, the Company has a loan production office in Harrisonburg, Virginia.

Products and Services

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

Investment management, wealth advisory and trust and estate services administration are offered through VNB Wealth. The flagship product for managed accounts employs a value-based, catalyst-driven investment strategy. The financial instruments used include common and preferred stock, corporate bonds, bank loans and other debt securities, convertible securities, Exchange Traded Funds (“EFTs”), options, warrants and cash equivalents. More information on VNB Wealth Management is available at www.vnbwealth.com.

Investment advisory, brokerage, annuity and insurance services and products are offered under the name of VNB Investment Services pursuant to networking agreements with a registered broker/dealer and a registered investment adviser to provide services through representatives who are also employees of the Company.

The Company is in the process of changing the structure of its VNB Wealth lines of business. The Company intends to form a registered investment adviser (the “RIA”) to offer investment advisory and management services to clients through separately managed accounts and through one or more private investment fund(s). The Company believes the formation of the RIA will allow the Company to offer its investment strategy to a wider range of clients. The Company also plans to merge VNBTrust into the Bank. Following that merger, the Bank will continue to offer investment management and trust and estate administration services, as well as VNB Investment Services. The Company expects these changes to occur during the second quarter of 2018, subject to regulatory approvals.

The Bank serves the Virginia communities in and around the City of Charlottesville, Albemarle County, Orange County and the City of Winchester. The Bank also has a loan production office in Harrisonburg, Virginia. The Bank’s office locations are well-positioned in attractive markets. Within its market area, there are various types of industry including higher education, medical and professional services, research and development companies and retail. The Bank announced that it will close the Orange, Virginia office effective April 13, 2018; expanded messenger service will continue to be available to the customers within and surrounding Orange, Virginia.

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

Supervision and Regulation

The Company and the Bank are extensively regulated under both federal and state laws. The following description briefly addresses certain historic and current provisions of federal and state laws and certain regulations, proposed regulations and the potential impacts on the Company and the Bank. To the extent statutory or regulatory provisions or proposals are described in this Report, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

The Company

General. As a bank holding company registered under the BHC Act, the Company is subject to supervision, regulation, and examination by the Federal Reserve. The Company is also registered under the bank holding company laws of Virginia and is subject to supervision, regulation, and examination by the Virginia State Corporation Commission (the “SCC”).

Permitted Activities. The permitted activities of a bank holding company are limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits include greater convenience, increased competition, and gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any activity or to terminate ownership or control of any subsidiary when the Federal Reserve has reasonable cause to believe that a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company may result from such an activity.

Banking Acquisitions; Changes in Control. The BHC Act and related regulations require, among other things, the prior approval of the Federal Reserve in any case where a bank holding company proposes to (i) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless it already owns a majority of such voting shares), (ii) acquire all or substantially all of the assets of another bank or bank holding company, or (iii) merge or consolidate with any other bank holding company. In determining whether to approve a proposed bank acquisition, the Federal Reserve will consider, among other factors, the following: the effect of the acquisition on competition; the public benefits expected to be received from the acquisition; any outstanding regulatory compliance issues of any institution that is a party to the transaction; the projected capital ratios and levels on a post-acquisition basis; the financial condition of each institution that is a party to the transaction and of the combined institution after the transaction; the parties’ managerial resources, as well as risk management and governance processes and systems; the parties’ compliance with the Bank Secrecy Act and anti-money laundering requirements; and the acquiring institution’s performance under the Community Reinvestment Act of 1977 and its compliance with fair housing and other consumer protection laws.

Subject to certain exceptions, the BHC Act and the Change in Bank Control Act, together with applicable regulations, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company’s acquiring “control” of a bank or bank holding company. A conclusive presumption of control exists if an individual or company acquires the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution. A rebuttable presumption of control exists if a person or company acquires 10% or more but less than 25% of any class of voting securities of an insured depository institution and either the institution has registered its securities with the SEC under Section 12 of the Exchange Act or no other person will own a greater percentage of that class of voting securities immediately after the acquisition. The Company’s common stock is registered under Section 12 of the Exchange Act.

In addition, Virginia law requires the prior approval of the SCC for (i) the acquisition by a Virginia bank holding company of more than 5% of the voting shares of a Virginia bank or a Virginia bank holding company, or (ii) the acquisition by any other person of control of a Virginia bank holding company or a Virginia bank.

Source of Strength. Federal Reserve policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) codified this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources to support the Bank, including times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

Under the Federal Deposit Insurance Act (“FDIA”), the federal bank regulatory agencies have adopted guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to capital management, internal controls and information systems, internal audit systems, information systems, data security, loan documentation, credit underwriting, interest rate exposure and risk management, vendor management, corporate governance, and asset growth, as well as compensation, fees, and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines.

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

The Bank

General. The Bank is supervised and regularly examined by the OCC. The various laws and regulations administered by the bank regulatory agencies affect corporate practices, such as the payment of dividends, incurrence of debt, and acquisition of financial institutions and other companies; they also affect business practices, such as the payment of interest on deposits, the charging of interest on loans, types of business conducted and location of offices. Certain of these law and regulations are referenced above under “The Company.”

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

Under these updated risk-based capital requirements of the Federal Reserve and the OCC, the Company and the Bank are required to maintain: (i) a minimum ratio of Tier 1 capital (which consists principally of common and certain qualifying preferred shareholders’ equity, including grandfathered trust preferred securities, as well as retained earnings, less certain intangibles and other adjustments) to risk-weighted assets of at least 6.0% (increased from the prior requirement of 4.0%); (ii) a minimum ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5% (a new requirement); and (iii) a minimum ratio of total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 8.0% (unchanged from the prior requirement). These rules provide that “Tier 2” capital consists of cumulative preferred stock, long-term perpetual preferred stock, a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), and a limited amount of the general loan loss allowance. The Tier 1, common equity Tier 1, and total capital to risk-weighted asset ratios of the Company were 12.23%, 12.23% and 12.99%, respectively, as of December 31, 2017, thus exceeding the minimum requirements for “well capitalized” status. The Tier 1, common equity Tier 1, and total capital to risk-weighted asset ratios of the Bank were 12.02%, 12.02 and 12.78%, respectively, as of December 31, 2017, also exceeding the minimum requirements for “well capitalized” status.

Each of the federal bank regulatory agencies also has established a minimum leverage capital ratio of Tier 1 capital to average adjusted assets (“Tier 1 leverage ratio”). The guidelines require a minimum Tier 1 leverage ratio of 3.0% for advanced approach banking organizations; all other banking organizations are required to maintain a minimum Tier 1 leverage ratio of 4.0%. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 leverage ratio must be at least 5.0%. Banking organizations that have experienced internal growth or made acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. No bank regulatory agency has advised the Company or the Bank of any specific minimum leverage ratio applicable to either entity. As of December 31, 2017, the Tier 1 leverage ratios of the Company and the Bank were 10.58% and 10.40%, respectively, well above the minimum requirements.

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

With respect to the Bank, the final rules also revised the “prompt corrective action” regulations pursuant to Section 38 of the FDIA by (i) introducing a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well-capitalized status being 8.0% (compared to the prior ratio of 6.0%); and (iii) eliminating the provision that provided that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well-capitalized. These new thresholds were effective for the Bank as of January 1, 2015. The minimum total capital to risk-weighted assets ratio (10.0%) and minimum leverage ratio (5.0%) for well-capitalized status were unchanged by the final rules.

The final rules also include changes in the risk weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and nonresidential mortgage loans that are 90 days past due or otherwise on non-accrual status, a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital, and increased risk-weights (from 0% to up to 600%) for equity exposures.

Deposit Insurance. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments based on average total assets minus average tangible equity to maintain the DIF.

As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment structure; set a target “designated reserve ratio” of 2 percent for the DIF, in lieu of dividends; and provided for a lower assessment rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. An institution's assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three year period, which considers the institution’s weighted average CAMELS component rating, and is subject to further adjustments including related to levels of unsecured debt and brokered deposits (not applicable to banks with less than $10 billion in assets). At December 31, 2017, total base assessment rates institutions that have been insured for at least five years range from 1.5 to 40 basis points, with rates of 1.5 to 30 basis points applying to banks with less than $10 billion in assets. In 2017 and 2016, the Company expensed $247,000 and $213,000, respectively, in regular deposit insurance assessments.

In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately one basis point of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019. In 2017 and 2016, the Company paid a Financing Corporation assessment of $29,000 and $28,000, respectively.

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

Prompt Corrective Action. Federal banking regulators are authorized and, under certain circumstances, required to take certain actions against banks that fail to meet their capital requirements. The federal bank regulatory agencies have additional enforcement authority with respect to undercapitalized depository institutions. “Well capitalized” institutions may generally operate without additional supervisory restriction. With respect to “adequately capitalized” institutions, such banks (i) cannot normally pay dividends or make any capital contributions that would leave it undercapitalized, (ii) cannot pay a management fee to a controlling person if, after paying the fee, it would be undercapitalized, and (iii) cannot accept, renew, or roll over any brokered deposit unless the bank has applied for and been granted a waiver by the FDIC.

Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (a) requiring the institution to raise additional capital; (b) restricting transactions with affiliates; (c) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (d) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank met the definition of being “well capitalized” as of December 31, 2017.

As described above in “The Bank – Capital Requirements,” the capital requirement rules issued by the OCC incorporate new requirements into the prompt corrective action framework.

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

Required Disclosure of Customer Information. The Company and the Bank are also subject to various laws and regulations that attempt to combat money laundering and terrorist financing. The Bank Secrecy Act requires all financial institutions to, among other things, create a system of controls designed to prevent money laundering and the financing of terrorism, and also imposes recordkeeping and reporting requirements. The USA Patriot Act (i) added further regulations to facilitate information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering, (ii) imposed standards for verifying customer identification at account opening, and (iii) required financial institutions to establish anti-money laundering programs. The Office of Foreign Assets Control (“OFAC”), which is a division of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. If the Bank finds a name of an “enemy” of the United States on any transaction, account, or wire transfer that is on an OFAC list, it must freeze such account or place transferred funds into a blocked account, and report it to OFAC.

Volcker Rule. The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of 3% of Tier 1 capital in private equity and hedge funds (known as the “Volcker Rule”). On December 10, 2013, the federal bank regulatory agencies adopted final rules implementing the Volcker Rule. These final rules prohibit banking entities from (i) engaging in short-term proprietary trading for their own accounts and (ii) having certain ownership interests in and relationships with hedge funds or private equity funds. The final rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The final rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Although the final rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company and the Bank. The final rules were effective April 1, 2014, with full compliance being phased in over a period that ended on July 21, 2016. The final rules did not have a material impact on the Company's financial position in 2017 and 2016.

Consumer Financial Protection. The Bank is subject to a number of other federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Servicemembers’ Civil Relief Act, Secure and Fair Enforcement for Mortgage Licensing Act, laws governing flood insurance, federal and state laws prohibiting unfair and deceptive business practices, foreclosure laws, and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. If the Bank fails to comply with these laws and regulations, it may be subject to various penalties. Failure to comply with consumer protection requirements may also result in failure to obtain any required bank regulatory approval for merger or acquisition transactions the Bank may wish to pursue or being prohibited from engaging in such transactions even if approval is not required.

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

Mortgage Banking Regulation. In connection with making mortgage loans, the Company and the Bank are subject to rules and regulations that, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers, in some cases restrict certain loan features and fix maximum interest rates and fees, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered, and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level. The Company and the Bank are also subject to rules and regulations that require the collection and reporting of significant amounts of information with respect to mortgage loans and borrowers.

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

In 2016, the SEC and the federal banking agencies proposed rules that prohibit covered financial institutions (including bank holding companies and banks) from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons (consisting of senior executive officers and significant risk takers, as defined in the rules) with excessive compensation, fees, or benefits that could lead to material financial loss to the financial institution. The proposed rules (i) outline factors to be considered when analyzing whether compensation is excessive and whether an incentive-based compensation arrangement encourages inappropriate risks that could lead to material loss to the covered financial institution and (ii) establishes minimum requirements that incentive-based compensation arrangements must meet to be considered to not encourage inappropriate risks and to appropriately balance risk and reward. The proposed rules also impose additional corporate governance requirements on the boards of directors of covered financial institutions and impose additional record-keeping requirements. The comment period for these proposed rules has closed, and final rules have not yet been published.

Cybersecurity. The federal bank regulatory agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a financial institution’s board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. The federal bank regulatory agencies expect financial institutions to establish lines of defense and to ensure that their risk management processes address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption and maintenance of the institution’s operations after a cyberattack. If the Company or the Bank fails to meet the expectations set forth in this regulatory guidance, the Company or the Bank could be subject to various regulatory actions, including financial penalties. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats and the expanding use of technology-based products and services. The Company is, however, taking measures to combat these types of threats and manage risk to the Company and its customers.

In October 2016, the federal bank regulatory agencies issued proposed rules on enhanced cybersecurity risk-management and resilience standards that would apply to very large financial institutions and to services provided by third parties to these institutions. The comment period for these proposed rules has closed, and final rules have not been published. Although the proposed rules would apply only to bank holding companies and banks with $50 billion or more in total consolidated assets, these rules could influence the federal bank regulatory agencies’ expectations and supervisory requirements for information security standards and cybersecurity programs of financial institutions with less than $50 billion in total consolidated assets.

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

Reporting Obligations under Securities Laws; Availability of Information

The Company is subject to the periodic and other reporting requirements of the Exchange Act, including the filing of annual, quarterly and other reports with the SEC. Prior to the Reorganization, the Bank filed the periodic and annual reports required under the Exchange Act with the OCC. Annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, plus any amendments to these reports, are available, free of charge, at www.vnbcorp.com. The Company’s SEC filings are posted and available as soon as reasonably practicable after the reports are filed electronically with the SEC. The information on the Company’s website is not incorporated into this report or any other filing the Company makes with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Employees

At December 31, 2017, the Company had 81 full time equivalent employees. None of its employees are represented by any collective bargaining unit. The Company considers relations with its employees to be good.

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

Item 1A. RISK FACTORS.

Not required

Item 1B. UNRESOLVED STAFF COMMENTS.

None

Item 2. PROPERTIES.

The Company and its subsidiaries currently occupy six full-service banking facilities in Charlottesville, Winchester, and Albemarle and Orange Counties. The Company’s main office and a full-service banking facility are located at 404 People Place, Charlottesville, Virginia. Full-service banking facilities are also located at 222 East Main Street, Charlottesville, Virginia; 1580 Seminole Trail, Charlottesville, Virginia; 1900 Arlington Boulevard, Charlottesville, Virginia; 102 East Main Street, Orange, Virginia; and 3119 Valley Avenue, #102, Winchester, Virginia. The Company plans to close its operations at the Orange, Virginia location effective April 13, 2018.

The Company’s lease for the Loudoun Mall banking office located at 186 North Loudoun Street, Winchester, Virginia expired, and the Company permanently closed that office on October 28, 2016. The Company is continuing to search for at least one new branch office location in Winchester. Any new offices that the Company decides to add are expected to be small commercial spaces.

The Company’s lease for the Orange office located at 102 East Main Street, Orange, Virginia, expires June 30, 2018, and the Company announced in January 2018 that it will permanently close that office on April 13, 2018. The Bank has applied for messenger services associated with one or more of its branches located in the Charlottesville/Albemarle County area in Virginia to provide messenger services to customers currently serviced through the Orange Office.

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

The property located at 1580 Seminole Trail, Charlottesville, Virginia has been fully owned by the Company since 2012. As of December 31, 2017, all of the other locations were leased from parties other than related parties. The banking facility located at 1900 Arlington Boulevard, Charlottesville, Virginia, was constructed by the Bank on a pad site which is leased by the Company; this facility has additional space not occupied by the banking facility that has been leased to tenants.

See Note 5 – Premises and Equipment in the notes to consolidated financial statements in Item 8. Financial Statements and Supplementary Data for information with respect to the amounts at which the Company’s premises and equipment are carried and commitments under long-term leases.

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

Common Stock Performance and Dividends

Virginia National Bankshares Corporation’s common stock is quoted on the OTC Markets Group’s OTCQX tier (“OTCQX”) under the symbol VABK. As of December 31, 2017, the Company had issued and outstanding 2,410,680 shares of common stock. These shares were held by approximately 475 shareholders of record, not including beneficial holders of securities held in street name at a brokerage or other firm.

The payment of dividends is at the discretion of the Company’s Board of Directors and is subject to various federal and state regulatory limitations. As a bank holding company, the ability to pay dividends is dependent upon the overall performance and capital requirements of the Bank.

The data in the table below represents the high bid and low bid quotations that occurred for the periods shown, as reported by the OTCQX, for the years ended December 31, 2017 and December 31, 2016. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Additionally, the table shows the dividends declared per quarter in 2017 and 2016.

	Bid Quotations				Dividends Declared
	2017		2016		2017	2016
	High	Low	High	Low
First Quarter	$31.75	$27.12	$24.20	$22.80	$0.130	$0.100
Second Quarter	$38.00	$31.00	$24.50	$22.95	$0.160	$0.130
Third Quarter	$36.05	$33.75	$25.01	$23.72	$0.160	$0.130
Fourth Quarter	$40.00	$35.95	$28.00	$24.28	$0.190	$0.130
Total					$0.640	$0.490

American Stock Transfer and Trust Company is the Company’s stock transfer agent and registrar.

Stock Repurchase Program

On September 22, 2014, the Company announced the approval by its Board of Directors of a stock repurchase program authorizing repurchase of up to 400,000 shares of the Company's common shares through the open market or in privately negotiated transactions. The Company announced on September 21, 2015 that its Board of Directors extended the program for another year. A total of 343,559 shares were purchased during the life of this program. A total of 55,062 shares were purchased during 2016, all during the first quarter. The repurchase program expired in September 2016.

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

Following are the accounting policies and estimates that the Company considers as critical:

●

Allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that are inherent in the loan portfolio. Accounting policies related to the allowance for loan losses are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. The Company’s allowance for loan loss methodology includes allowance allocations calculated in accordance with Accounting Standards Codification (“ASC”) Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” The level of the allowance reflects management’s continuing evaluation of: industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion and Note 3 – Loans and Note 4 – Allowance for Loan Losses in the notes to consolidated financial statements, included in Item 8. Financial Statements and Supplementary Data, elsewhere in this report for further details of the risk factors considered by management in estimating the necessary level of the allowance for loan losses.

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

●

Intangible Asset accounting policies require that goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually, or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. Intangible assets with definite useful lives are amortized over their estimated useful lives, which range from 3 to 10 years, to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company’s Consolidated Balance Sheets. See Note 1 – Summary of Significant Accounting Policies and Note 6 – Intangible Assets, in the notes to consolidated financial statements, for further detail on the accounting policies for intangible assets.

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Act”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its Consolidated Financial Statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

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

○

Net interest income is discussed in Management’s Discussion and Analysis on a GAAP basis unless noted as “FTE,” and the reconcilement below shows the fully taxable-equivalent adjustment to net interest income to aid the reader in understanding the computations of net interest margin and the efficiency ratio on a non-GAAP basis.

○

Net interest margin – Net interest margin (FTE) is calculated as net interest income, computed on an FTE basis, expressed as a percentage of average earning assets. The Company believes this measure to be the preferred industry measurement of net interest margin and that it enhances comparability of net interest margin among peers in the industry.

○

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

●

Operating income and performance measures exclude nonrecurring tax expenses, which occurred as a result of the enactment of the Tax Act in December 2017. For additional information on the effects of the Tax Act, see Provision for Income Tax below. The Company believes these measures are useful to assess the impact of the Tax Act and assist the reader in comparing the economic results of operations for 2017 to the prior years presented. Net income is discussed in Management’s Discussion and Analysis on a GAAP basis unless noted as “non-GAAP.”

The reconcilement below shows how these non-GAAP measures are computed from their respective GAAP measures (dollars in thousands, except per share amounts):

Reconcilement of Non-GAAP Measures:	For the twelve months ended
	December 31, 2017	December 31, 2016
Fully taxable-equivalent (FTE) measures
Net interest income	$21,377	$18,274
Fully taxable-equivalent adjustment	148	162
Net interest income (FTE)	$21,525	$18,436

Efficiency ratio	58.3%	64.4%
Impact of FTE adjustment	-0.3%	-0.5%
Efficiency ratio (FTE)	58.0%	63.9%

Net interest margin	3.61%	3.46%
Fully tax-equivalent adjustment	0.02%	0.03%
Net interest margin (FTE)	3.63%	3.49%

Operating income and performance measures
Net income	$6,554	$5,748
Plus nonrecurring tax expense	963	-
Net operating income (non-GAAP)	$7,517	$5,748

Net income per share, diluted	$2.71	$2.41
Impact of nonrecurring tax expense	$0.40	$-
Net operating income per share, diluted (non-GAAP)	$3.11	$2.41

Return on average assets	1.05%	1.02%
Impact of nonrecurring tax expense	0.15%	0.00%
Operating return on average assets (non-GAAP)	1.20%	1.02%

Return on average equity	10.36%	9.86%
Impact of nonrecurring tax expense	1.52%	0.00%
Operating return on average equity (non-GAAP)	11.88%	9.86%

Results of Operations

Consolidated Return on Assets and Equity and Other Key Ratios

The annualized ratio of net income to average total assets and average shareholders' equity and certain other ratios for the periods indicated are as follows:

	2017	2016	2015
Return on average assets	1.05%	1.02%	0.56%

Operating return on average asset (non-GAAP)	1.20%	1.02%	0.56%

Return on average equity	10.36%	9.86%	5.34%

Operating return on average equity (non-GAAP)	11.88%	9.86%	5.34%

Average equity to average assets	10.11%	10.36%	10.55%

Cash dividend payout ratio	23.62%	20.33%	30.49%

Efficiency ratio (FTE)	57.95%	63.95%	76.60%

Net income for the year ended December 31, 2017 was $6.6 million, or $2.71 per diluted share, a 14.0% increase compared to $5.7 million, or $2.41 per diluted share, for the year ended December 31, 2016. This $806,000 increase was positively impacted by an increase of $3.1 million in net interest income and an increase of $397,000 in noninterest income. Negatively affecting net income for 2017 compared to 2016 was an increase of $1.8 million in the provision for income taxes, an increase of $586,000 in noninterest expense, and an increase of $307,000 in the provision for loan loss.

The provision for income tax, and thus the Company’s net income, was impacted by a one-time, non-cash tax charge of $963 thousand due to the re-measurement of, and adjustment to, deferred tax assets (“DTA”) as a result of the enactment of the Tax Act in December 2017. This DTA adjustment represents the impact of reducing the federal tax rate applicable to the Company’s DTAs to 21% from 34% previously, which the Company was required to take in 2017 when the Tax Act was enacted. Excluding the impact of Tax Act, the Company would have recorded a year-over-year increase of 31% in net income (nonGAAP), which would have risen to $7.5 million, or $3.11 per diluted share. Refer to the Reconcilement of NonGAAP Measures table within the Non-GAAP Presentations section earlier in Item 7. For additional information on the effects of the Tax Act, see Provision for Income Taxes below.

The efficiency ratio (FTE) for 2017 compared favorably to 2016 as a result of increased net interest and noninterest income. The efficiency ratio (FTE) was 58.0% for the year ended December 31, 2017 compared to 63.9% for the same period of 2016.

The Company has two reportable segments, the Bank and VNB Wealth. The Bank’s commercial banking activities involve making loans, taking deposits and offering related services to individuals, businesses and charitable organizations. Loan fee income, service charges from deposit accounts, and other non-interest-related revenue, such as fees for debit cards and ATM usage and fees for treasury management services, generate additional income for this segment. The VNB Wealth segment includes (i) trust income from the investment management, wealth advisory and trust and estate services offered by VNBTrust, comprised of both management fees and performance fees, and (ii) advisory, brokerage and insurance income from retail investment advisory, brokerage, annuity and insurance services offered under the name of VNB Investment Services.

During February 2016, VNB Wealth purchased the book of business, including interest in the client relationships, (“Purchased Relationships”), from a current officer (the “Seller”) of VNB Wealth pursuant to an employment and asset purchase agreement (the “Purchase Agreement”). Prior to becoming an employee of VNB Wealth and until the Effective Date of the sale, the Seller provided services to the Purchased Relationships as a sole proprietor. Under the terms of the Purchase Agreement, the Company will receive all future revenue for investment management, advisory, brokerage, insurance, consulting, trust and related services performed for the Purchased Relationships. More information on this purchase can be found under Intangible Assets in Note 6 of the notes to consolidated financial statements, which is found in Item 8. Financial Statements and Supplementary Data, later in this report.

The Bank segment, after the DTA adjustment as noted above, earned net income of $6.1 million in 2017, a $311,000 increase over the $5.7 million netted in 2016. VNB Wealth segment recorded net income of $495,000 in 2017, an improvement from a breakeven level of net income in 2016.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is computed as the difference between the interest income on earning assets and the interest expense on deposits and other interest bearing liabilities. Net interest income represents the principal source of revenue for the Company and accounted for 78.4% of the total revenue in 2017. Net interest margin (FTE) is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income (FTE) and net interest margin (FTE).

The following table details the average balance sheet, including an analysis of net interest income (FTE) for earning assets and interest bearing liabilities, for the years ended December 31, 2017, 2016, and 2015.

Consolidated Average Balance Sheet and Analysis of Net Interest Income (FTE)

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
		Interest	Average		Interest	Average		Interest	Average
	Average	Income	Yield/	Average	Income	Yield/	Average	Income	Yield/
(dollars in thousands)	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost
ASSETS
Interest earning assets:
Securities
Taxable securities	$62,207	$1,211	1.95%	$58,516	$1,066	1.82%	$109,337	$2,014	1.84%
Tax exempt securities [1]	12,627	436	3.45%	14,023	476	3.39%	18,858	660	3.50%
Total securities [1]	74,834	1,647	2.20%	72,539	1,542	2.13%	128,195	2,674	2.09%
Loans:
Real estate	332,936	13,955	4.19%	301,513	12,646	4.19%	264,369	11,219	4.24%
Commercial	75,863	2,761	3.64%	64,263	2,280	3.55%	73,131	2,545	3.48%
Consumer	83,134	4,148	4.99%	62,510	2,765	4.42%	27,115	990	3.65%
Total Loans	491,933	20,864	4.24%	428,286	17,691	4.13%	364,615	14,754	4.05%
Fed funds sold	24,982	241	0.96%	26,813	129	0.48%	24,347	58	0.24%
Other interest bearing deposits	612	7	1.14%	1,099	11	1.00%	1,751	21	1.20%

Total earning assets	592,361	22,759	3.84%	528,737	19,373	3.66%	518,908	17,507	3.37%
Less: Allowance for loan losses	(3,726)			(3,385)			(3,438)
Total non-earning assets	37,469			37,382			38,278
Total assets	$626,104			$562,734			$553,748

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest bearing liabilities:
Interest bearing deposits:
Interest checking	$98,902	$49	0.05%	$90,490	$45	0.05%	$82,641	$41	0.05%
Money market deposits	141,805	418	0.29%	109,840	230	0.21%	99,918	210	0.21%
Time deposits	121,974	663	0.54%	113,123	619	0.55%	115,092	674	0.59%

Total interest-bearing deposits	362,681	1,130	0.31%	313,453	894	0.29%	297,651	925	0.31%

Repurchase agreements and other borrowed funds	21,842	104	0.48%	18,588	43	0.23%	20,171	49	0.24%

Total interest-bearing liabilities	384,523	1,234	0.32%	332,041	937	0.28%	317,822	974	0.31%

Non-Interest-Bearing Liabilities:
Demand deposits	177,073			170,909			176,256
Other liabilities	1,241			1,510			1,233
Total liabilities	562,837			504,460			495,311
Shareholders' equity	63,267			58,274			58,437

Total liabilities & shareholders' equity	$626,104			$562,734			$553,748

Net interest income (FTE)		$21,525			$18,436			$16,533
Interest rate spread [2]			3.52%			3.38%			3.06%
Interest expense as a percentage of average earning assets			0.21%			0.18%			0.19%
Net interest margin (FTE) [3]			3.63%			3.49%			3.19%

(1)

Tax-exempt income for investment securities has been adjusted to a fully tax-equivalent basis (FTE), using a Federal income tax rate of 34%. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP Presentations earlier in this section.

(2)	Interest spread is the average yield earned on earning assets less the average rate paid on interest-bearing liabilities.
(3)	Net interest margin (FTE) is net interest income expressed as a percentage of average earning assets.

The purpose of the volume and rate analysis below is to describe the impact on the net interest income (FTE) of the Company resulting from changes in average balances and average interest rates for the periods indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. Interest income is reported on a tax-equivalent basis.

Volume and Rate Analysis

2017 compared to 2016
(dollars in thousands)

	Change due to:		Increase/
	Volume	Rate	(Decrease)
Asset
Securities	$50	$55	$105
Loans:
Real estate	1,317	(8)	1,309
Commercial	421	60	481
Consumer	996	387	1,383
Total loans	2,734	439	3,173
Federal funds sold	(9)	121	112
Other interest bearing deposits	(5)	1	(4)
Total earning assets	$2,770	$616	$3,386
Liabilities and Shareholders' equity:
Interest-bearing deposits:
Interest checking	$4	$-	$4
Money market	78	110	188
Time deposits	48	(4)	44
Total interest-bearing deposits	130	106	236
Repurchase agreements and other borrowings	9	52	61
Total interest-bearing liabilities	139	158	297
Change in net interest income	$2,631	$458	$3,089

2016 compared to 2015
(dollars in thousands)
	Change due to:		Increase/
	Volume	Rate	(Decrease)
Asset
Securities	$(1,182)	$50	$(1,132)
Loans:
Real estate	1,559	(132)	1,427
Commercial	(314)	49	(265)
Consumer	1,528	247	1,775
Total loans	2,773	164	2,937
Federal funds sold	6	65	71
Other interest bearing deposits	(7)	(3)	(10)
Total earning assets	$1,590	$276	$1,866
Liabilities and Shareholders' equity:
Interest-bearing deposits:
Interest checking	$4	$-	$4
Money market	21	(1)	20
Time deposits	(11)	(44)	(55)
Total interest-bearing deposits	14	(45)	(31)
Repurchase agreements and other borrowings	(4)	(2)	(6)
Total interest-bearing liabilities	10	(47)	(37)
Change in net interest income	$1,580	$323	$1,903

For the twelve months of 2017, net interest income (FTE) of $21.5 million was recognized, an improvement of $3.1 million or 16.8% over the same period in 2016. Net interest income (FTE) for 2016 totaled $18.4 million and was $1.9 million higher than the 2015 total of $16.5 million. Average earning assets increased $63.6 million or 12.0% in 2017 compared to 2016 and increased $9.8 million in 2016 compared to 2015. The increase in volume, along with an improved mix in earning assets, combined with an increase in yields on most earning assets, contributed to the significant rise in revenue over the two year period. The average balance for loans as a percentage of earnings assets for 2017 improved to 83.0%, compared to 81.0% and 70.3% in 2016 and 2015, respectively.

The 2017 net interest margin (FTE) improved 14 basis points to 3.63% from 3.49% for the year ended December 31, 2016. The 2016 net interest margin (FTE) improved 30 basis points from 3.19% for the year ended December 31, 2015. The tax-equivalent yield on average earning assets for 2017 of 3.84% was 18 basis points higher than the 2016 yield of 3.66% and was 47 basis points higher than the 2015 yield of 3.37%, resulting in the margin improvement. Loan yields for 2017 were 4.24%, a positive trend compared to the loan yields of 4.13% and 4.05% for 2016 and 2015, respectively. Additionally, the significant increase in average loans and the resultant shift in the earning asset mix contributed to the overall yield increase on earning assets. Average loans for 2017 of $491.9 million were $63.6 million higher than the 2016 average of $428.3 million, and 2016’s average was $63.7 million higher than the prior year’s average of $364.6 million.

Interest expense as a percentage of average earning assets remained low compared to peers at 21 basis points for 2017 compared to 18 and 19 basis points for 2016 and 2015, respectively. A continuing primary driver of the Company’s low cost of funds compared to peers is the Company’s level of non-interest bearing demand deposits and low-cost deposit accounts.

Net interest margin will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. Below is a table illustrating the average balances of these accounts as a percentage of total deposit account balances.

Non-interest and low-cost deposit account analysis
(dollars in thousands)	2017		2016		2014
	Average	% of Total	Average	% of Total	Average	% of Total
	Balance	Deposits	Balance	Deposits	Balance	Deposits
Non-interest demand deposits	$177,073	32.8%	$170,909	35.2%	$144,964	33.0%
Interest checking accounts	98,902	18.3%	90,490	18.7%	81,881	18.7%
Money market deposit accounts	141,805	26.3%	109,840	22.7%	89,061	20.3%
Total non-interest and low-cost deposit accounts	$417,780	77.4%	$371,239	76.6%	$315,906	72.0%
Total deposit account balances	$539,754		$484,362		$438,565

Provision for Loan Losses

The level of the allowance reflects changes in the size of the portfolio or in any of its components, as well as management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, and economic, political and regulatory conditions. Additional information concerning management’s methodology in determining the adequacy of the allowance for loan losses is contained later in this section under Allowance for Loan Losses, in addition to Note 1 and Note 4 of the notes to consolidated financial statements, found in Item 8. Financial Statements and Supplementary Data, later in this report.

Based on management’s continuing evaluation of the loan portfolio in 2017, the Company recorded a provision for loan losses of $418,000, compared to a provision of $111,000 in 2016. The allowance for loan losses as a percentage of total loans was 0.76% at December 31, 2017 compared to 0.77% at December 31, 2016. The increased balance in the allowance, compared to the prior year, is primarily due to loan growth.

The following is a summary of the changes in the allowance for loan losses for the years ended December 31, 2017, 2016, and 2015:

(dollars in thousands)	2017	2016	2015
Allowance for loan losses, January 1	$3,688	$3,567	$3,164
Charge-offs	(111)	(37)	(141)
Recoveries	48	47	81
Provision for loan losses	418	111	463
Allowance for loan losses, December 31	$4,043	$3,688	$3,567

Allowance for loan losses as a percentage of period-end total loans	0.76%	0.77%	0.84%

Noninterest Income

The major components of noninterest income are detailed below. Year-to-year variances are shown for each noninterest income category.

	For the year ended December 31		Variance
(dollars in thousands)	2017	2016	$	%
Noninterest income:
Trust income	$2,407	$1,969	$438	22.2%
Advisory and brokerage income	520	389	131	33.7%
Royalty income	230	40	190	475.0%
Customer service fees	927	923	4	0.4%
Debit/credit card and ATM fees	864	874	(10)	-1.1%
Earnings/increase in value of bank owned life insurance	427	441	(14)	-3.2%
Fees on mortgage sales	138	230	(92)	-40.0%
Gains (losses) on sales of securities	(75)	197	(272)	-138.1%
Losses on sales of assets	-	(19)	19	-100.0%
Other	442	439	3	0.7%
Total noninterest income	$5,880	$5,483	$397	7.2%

Noninterest income of $5.9 million for the year ended December 31, 2017 increased over the prior year by $397,000. Wealth Management contributed positively to this increase in noninterest income in three areas:

●	Trust performance fees, if any, are generally realized in the fourth quarter each year as they are contingent and variable based upon the performance on a year-over-year basis of the accounts that VNB Wealth Management actively manages. Performance fees of $825,000 were recognized during 2017, compared to performance fees of $403,000 recognized during 2016, and were the major factor in the $438,000 increase in trust income.

●	Royalty income was $190,000 higher in 2017, partially as a result of a one-time payment received in the second quarter in connection with a revision to our agreement with Swift Run Capital Management, LLC (“SRCM”).

●

Advisory and brokerage income of $520,000 in 2017 was $131,000 higher than the $389,000 recognized in 2016. The increase from 2016 to 2017 was partially due to the growth of the business as well as a full year of operations of the purchased wealth management book of business in 2017. The purchase of the wealth management book of business early in 2016 accounted for the significant increase in the brokerage and insurance revenue as compared to 2015. More information on this purchase can be found under Intangible Assets in Note 6 of the notes to consolidated financial statements, which is found in Item 8. Financial Statements and Supplementary Data, later in this report. As a point of reference, for the full year of 2015, Wealth Management recognized $29 thousand in advisory and brokerage income.

Noninterest income was negatively impacted in a year-over-year comparison by contractions of $92,000 in fees on mortgage sales and a shift in gains and losses on sales of securities. The Company restructured a portion of the investment portfolio, resulting in realized losses on sales of securities of $75,000 for 2017, compared to gains on sales and calls of $197,000 recognized in 2016. Management proactively manages the mix of earning assets and cost of funds to maximize the earning capacity of the Company, and throughout 2017, lower earning securities were sold, resulting in the loss, and the proceeds were either used to purchase higher yielding securities or fund higher earning loans as the loan funding needs arose.

Noninterest Expense

Noninterest expense of $15.9 million reported for the twelve months of 2017 was up $586,000 or 3.8% from the $15.3 million for the same period of 2016. The major components of noninterest expense are detailed below. Year-to-year variances are shown for each noninterest expense category.

	For the year ended December 31		Variance
(dollars in thousands)	2017	2016	$	%
Noninterest expense:
Salaries and employee benefits	$8,281	$7,814	$467	6.0%
Net occupancy	1,860	1,872	(12)	-0.6%
Equipment	541	558	(17)	-3.0%
ATM, debit and credit card	283	305	(22)	-7.2%
Bank franchise tax	476	432	44	10.2%
Computer software	397	385	12	3.1%
Data processing	1,031	1,168	(137)	-11.7%
FDIC deposit insurance assessment	276	241	35	14.5%
Marketing, advertising and promotion	472	404	68	16.8%
Professional fees	565	499	66	13.2%
Other	1,700	1,618	82	5.1%
Total noninterest expense	$15, 882	$15,296	$586	3.8%

Salaries and employee benefits accounted for $467,000 of the increase. This increase was predominately due to incentive compensation paid to Wealth Management personnel, based on previously defined parameters and is directly related to the increased revenue earned. At December 31, 2017, the Company had 81 full time equivalent employees compared to 85 at year-end 2016. A concerted effort to utilize technology more efficiently and to reassess the headcounts needed in departments and offices led to the headcount decrease.

A reduction in data processing expenses of $137,000 was mainly due to a renegotiated contract with the Company’s core data processing provider. Management continues to evaluate expense categories for potential reductions that would have a positive impact on net income on an ongoing basis.

Provision for Income Taxes

The provision for income taxes is based upon the results of operations, adjusted for the effect of certain tax-exempt income and non-deductible expenses. In addition, certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate.

On December 22, 2017, the Tax Act was signed into law. Among other things, the Tax Act permanently reduced the corporate tax rate to 21% from the prior maximum rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate tax rate to 21%, companies were required to revalue their deferred tax assets and liabilities as of the date of enactment, with the resulting tax effects accounted for in the fourth quarter of 2017. During the fourth quarter of 2017, the Company recorded $963,000 in additional tax expense based on the Company's preliminary analysis of the impact of the Tax Act.

The Company continues to evaluate the impact on its 2017 tax expense of the revaluation required by the lower corporate tax rate implemented by the Tax Act. The Company's preliminary estimate of the impact of the Tax Act is based on currently available information and interpretation of its provisions. The actual results may differ from the current estimate due to, among other things, further guidance that may be issued by U.S. tax authorities or regulatory bodies and/or changes in interpretations and assumptions that the Company has preliminarily made. The Company's evaluation of the impact of the Tax Act is subject to refinement for up to one year after enactment per the guidance under ASC 740, “Accounting for Uncertainty in Income Taxes,” and SAB 118.

In 2017, the Company provided $4.4 million for Federal income taxes, resulting in an effective income tax rate of 40.2%. For 2016, the Company provided $2.6 million for Federal income taxes, resulting in an effective income tax rate of 31.2%. The effective income tax rate for 2016 was lower than the U.S. statutory rate of 34% primarily due to the effect of tax-exempt income from municipal bonds and life insurance policies. The tax benefits from the tax-exempt income in 2017 and 2016 of $249,000 and $263,000, respectively, remained fairly constant over the two periods. However, the higher effective tax rate for 2017 compared to the prior year and the statutory rate was primarily related to the impact of the Tax Act.

More information on income taxes, including net deferred taxes can be found in Note 8 – Income Taxes of the notes to consolidated financial statements which is found in Item 8. Financial Statements and Supplementary Data, later in this report.

BALANCE SHEET ANALYSIS

Securities

The investment securities portfolio has a primary role in the management of the Company’s liquidity requirements, interest rate sensitivity and in generating substantial interest income. Investment securities play a key role in diversifying the Company’s balance sheet. In addition, a portion of the investment securities portfolio is pledged as collateral for public fund deposits and for commercial customers utilizing the Bank’s overnight repurchase sweep program. Changes in deposit and other funding balances and in loan production will impact the overall level of the investment portfolio.

As of December 31, 2017, the Company’s investment portfolio totaled $69.8 million, of which obligations of U.S. government corporations and government-sponsored enterprises amounted to $51.0 million, or approximately 73% of the total. The Company’s investment portfolio totaled $58.4 million as of December 31, 2016 and $76.5 million as of December 31, 2015.

For the year ended December 31, 2017, proceeds from the sales of securities amounted to $24.4 million, and gross realized losses on these securities were $75,000. Management proactively manages the mix of earning assets and cost of funds to maximize the earning capacity of the Company, and throughout 2017, lower earning securities were sold, resulting in the loss, and the proceeds were either used to purchase higher yielding securities or fund higher earning loans as the loan funding needs arose. For the year ended December 31, 2016, proceeds from the sales and calls of securities amounted to $23.1 million, and gross realized gains on these securities were $197,000.

In accordance with ASC 320, “Investments - Debt and Equity Securities,” the Company has categorized its unrestricted securities portfolio as Available for Sale (“AFS”). Securities classified as AFS may be sold in the future, prior to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. AFS securities are carried at fair value. Net aggregate unrealized gains or losses on these securities are included, net of taxes, as a component of shareholders’ equity. All of the Company’s securities were investment grade or better as of December 31, 2017. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon market recovery or the maturity of such instruments and thus believes that any impairment in value is interest-rate-related and therefore temporary. AFS securities included gross unrealized gains of $68,000 and gross unrealized losses of $1.2 million as of December 31, 2017.

Securities Available for Sale and Restricted Securities
(dollars in thousands)

Carrying Value of Securities	As of December 31,
	2017	2016	2015
Securities Available for Sale
Fair Value:
U.S. Government Agencies	$18,962	$14,501	$11,378
Corporate Bonds	-	2,010	5,964
Mortgage-Backed Securities/CMOs	29,945	24,982	36,687
Municipal Bonds	18,593	15,169	20,772
Total Debt Securities	67,500	56,662	74,801

Marketable Equity Securities	1	-	-
Total Securities Available for Sale	$67,501	$56,662	$74,801
Restricted Securities
Cost:
Federal Reserve Bank Stock	$1,039	$1,039	$1,039
Federal Home Loan Bank Stock	1,181	606	578
CBB Financial Corporation Stock	64	64	64
Total Restricted Securities	$2,284	$1,709	$1,681

All mortgage-backed securities included in the above tables were issued by U.S. government agencies and corporations. At December 31, 2017, the securities issued by political subdivisions or agencies were highly rated with 95% of the municipal bonds having AA or higher ratings. Approximately 85% of the municipal bonds are general obligation bonds with issuers that are geographically diverse. The Company does not hold any derivative instruments. The Company held no issues that exceeded 10% of the Company’s shareholders’ equity at December 31, 2017.

The Company’s holdings of restricted securities totaled $2.3 million at December 31, 2017 and $1.7 million at December 31, 2016 and consisted of stock in Federal Reserve Bank of Richmond, Federal Home Loan Bank of Atlanta, and stock of CBB Financial Corporation, the holding company for Community Bankers’ Bank. The Bank is required to hold stock in the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Atlanta as a condition of membership with each of these correspondent banks. The amount of stock required to be held by the Bank is periodically assessed by each bank, and the Bank may be subject to purchase or put back stock held in these banks, as determined by their respective calculations. Stock ownership in the bank holding company for Community Bankers’ Bank provides the Bank with several benefits that are not available to non-shareholder correspondent banks. None of these stock issues are traded on the open market and can only be redeemed by the respective issuer. Restricted stock holdings are recorded at cost.

The table shown below details the amortized cost and fair value of available for sale debt securities at December 31, 2017 based upon contractual maturities, by major investment categories. Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations. The tax-equivalent yield is based upon a federal tax rate of 34%. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP Presentations section earlier in Item 7.

Maturity Distribution and Average Yields
(dollars in thousands)

Contractual Maturities of Debt Securities at December 31, 2017
			Yield	% of Debt
	Amortized Cost	Fair Value	(FTE)	Securities
U.S. Government-Sponsored Agencies:
After one year to five years	$19,500	$18,962	1.80%
	$19,500	$18,962	1.80%	28.4%
Mortgage-Backed Securities/CMOs
After one year to five years	$223	$220	1.03%
After five years to ten years	10,679	10,529	2.00%
After ten years	19,548	19,196	2.12%
	$30,450	$29,945	2.07%	44.4%
Municipal Bonds
After one year to five years	2,230	2,211	2.25%
After five years to ten years	7,684	7,649	3.14%
After ten years	8,754	8,733	3.74%
	$18,668	$18,593	3.32%	27.2%

Total Debt Securities Available for Sale	$68,618	$67,500	2.34%	100.0%

As stated, the above table reflects the distribution of the contractual maturities of the investment portfolio at December 31, 2017. Management’s investment portfolio strategy is to structure the portfolio so that it is a constant source of liquidity for the balance sheet. In order to achieve greater liquidity in the portfolio, securities that have a monthly flow of principal repayments become a key component. To illustrate the difference between contractual maturity and average life, consider the difference for the fixed rate mortgage-backed securities (MBS) component of this portfolio. At December 31, 2017, the weighted average maturity (WAM) of the fixed rate MBS sector was 12.7 years, and the projected average life for this group of securities is 4.5 years.

Another indication of the investment portfolio’s liquidity potential is shown by the projected annual principal cash flow from maturities, callable bonds, and monthly principal repayments. For the next three years, the principal cash flows are estimated to be $5.8 million for 2018, $11.9 million for 2019, and $6.9 million for 2020, based upon rates remaining at current levels. This represents approximately 36% of the investment portfolio’s available for sale balance at December 31, 2017 that will be available to support the future liquidity needs of the Company. Cash flow projections are subject to change based upon changes to market interest rates.

Loan Portfolio

The Company’s loan portfolio totaled $528.8 million as of December 31, 2017 or 82.1% of total assets. Loan balances increased $46.6 million or 9.7% from the balance of $482.1 million as of December 31, 2016.

Loan Portfolio
(dollars in thousands)

	As of December 31,
	2017	2016	2015	2014	2013
Commercial loans	$81,365	$66,217	$70,868	$60,940	$48,060
Real estate construction	26,858	15,682	18,911	11,912	18,461
Real estate mortgage:
Residential	70,171	68,291	63,544	60,162	54,300
Home equity loans	22,464	21,934	27,599	25,498	29,612
Commercial	230,216	221,410	178,258	141,342	135,997
Total real estate mortgage	322,851	311,635	269,401	227,002	219,909
Consumer	97,710	88,601	64,484	13,400	13,604
Total loans	528,784	482,135	423,664	313,254	300,034
Less: Allowance for loan losses	(4,043)	(3,688)	(3,567)	(3,164)	(3,360)
Net loans	$524,741	$478,447	$420,097	$310,090	$296,674

From the $313.3 million outstanding at December 31, 2014, gross loans have increased $215.5 million, or 68.8%. Over the three-year period, the significant loan growth was attributable to approximately $129.7 million in net organic loan growth, supplemented by additional purchases of loans of $85.9 million. The purchase of loans is considered a secondary strategy, which allows the Company to supplement organic loan growth and enhance earnings. Balances outstanding in purchased loans totaled $100.8 million as of December 31, 2017, and were comprised of:

●	Student loans totaling $64.6 million. The Company purchased two student loan packages in 2015 and a third in the fourth quarter of 2016. A fourth tranche was closed in December 2017 for an additional $15.0 million. Along with the purchase of these four packages of student loans, the Company purchased surety bonds that fully insure this portion of the Company’s consumer portfolio.

●	Loans guaranteed by a U.S. government agency (“government guaranteed”) totaling $23.0 million, inclusive of premium. During the fourth quarter of 2016, the Company began augmenting the commercial and industrial portfolio with government guaranteed loans which represent the portion of loans that are 100% guaranteed by either the United States Department of Agriculture (“USDA”) or the Small Business Administration (“SBA”); the originating institution holds the unguaranteed portion of the loan and services it. These government guaranteed portion of loans are typically purchased at a premium. In the event of early prepayment, the Bank may need to write off any unamortized premium.

●	Syndicated loans totaling $13.2 million. Syndicated loans represent shared national credits in leveraged lending transactions and are included in the commercial and industrial portfolio. The Company has developed policies to limit overall credit exposure to the syndicated market, as well as limits by industry and amount per borrower.

Management will continue to evaluate loan purchase transactions as needed to supplement organic loan growth, as part of its strategy to strengthen earnings and normalize the loan-to-deposit ratio.

At December 31, 2017, the loan-to-deposit ratio stood at a strong 97.4%, compared to 91.9% at December 31, 2016 and 87.1% at December 31, 2015.

The Company’s objective is to maintain the historically strong credit quality of the loan portfolio by maintaining rigorous underwriting standards. These standards coupled with regular evaluation of the creditworthiness of, and the designation of lending limits for, each borrower has helped the Company achieve this objective. The primary portfolio strategy includes seeking industry and loan size diversification in order to minimize credit exposure and originating loans in markets with which the Company is familiar. The predominant market area for loans includes Charlottesville, Albemarle County, Orange County, Harrisonburg, Winchester, Frederick County and areas in the Commonwealth of Virginia that are within a 75 mile radius of any Virginia National Bank office.

Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory and real property. The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions.

The Company’s real estate loan portfolio increased by $11.3 million to a balance of $322.9 million at December 31, 2017 from $311.6 million at December 31, 2016. This category represented 61.1% of all loans, and these loans are secured by mortgages on real property located principally in Virginia. Of this amount, approximately $92.6 million represented loans on residential properties. Commercial real estate loans totaled $230.2 million as of December 31, 2017. Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral.

As of December 31, 2017, the Company’s commercial and industrial loan portfolio totaled $81.4 million, a $15.2 million increase from the balance at year-end 2016, and experienced the largest expansion of any loan segment. This category, representing approximately 15.4% of all loans, includes loans made to individuals and small to medium-sized businesses, as well as loans purchased on the syndicated and government guaranteed markets. The balance on government guaranteed loans totaled $23.0 million and syndicated loans totaled $13.2 million, inclusive of premium. These purchased loans represented 44.5% of the commercial loan total as of the end of 2017.

Consumer loans, comprised of student loans purchased, revolving credit, and other fixed payment loans, totaled $97.7 million as of December 31, 2017 or 18.5% of all loans. Consumer loans ended 2017 with balances $9.1 million higher than the prior year-end. In the fourth quarter of 2017, a fourth student loan package was purchased for $15.0 million, inclusive of premium, and drove the increase in this segment.

Loans for construction and land development totaled $26.9 million and made up the remaining 5.1% of loans as of December 31, 2017. These loan balances expanded by $11.2 million compared to December 31, 2016.

The following table presents the maturity distribution of the Company’s loans at December 31, 2017. The table also presents the portion of loans that have fixed interest rates or variable/floating interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the Wall Street Journal prime rate, LIBOR rates, or U.S. Treasury bond indices.

Maturities and Sensitivities of Selected Loans to Changes in Interest Rates

(dollars in thousands)	As of December 31, 2017
		After One Year
	One Year	to under	After Five
	or Less	Five Years	Years	Total
Commercial loans	$31,310	$28,805	$21,250	$81,365
Real estate construction	6,232	6,931	13,695	26,858
Real estate mortgage:
Residential	7,061	16,516	46,594	70,171
Home equity loans	21,745	125	594	22,464
Commercial	10,107	63,820	156,289	230,216
Consumer	16,465	17,485	63,760	97,710
Total loans	$92,920	$133,682	$302,182	$528,784

Loans with fixed interest rates	$5,528	$87,178	$82,588	$175,294
Loans with floating interest rates	87,392	46,504	219,594	353,490
Total	$92,920	$133,682	$302,182	$528,784

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

At December 31, 2017, 2016, and 2015, the Company had loans classified as non-accrual with balances of $177,000, $167,000, and $191,000, respectively. Student loans purchased with balances of $271,000 comprised the majority of the $289,000 in loans over 90 days past due that were still accruing interest as of December 31, 2017.

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

At December 31, 2015, the Company had three loans totaling $1.4 million classified as performing TDRs. Based on regulatory guidance issued in 2016 on Student Lending, the Company classified 64 of its student loans purchased as TDRs for a total of $1.1 million as of December 31, 2017 and 50 of its student loans purchased as TDRs for a total of $889,000 as of December 31, 2016. The addition of these student loans accounted for the increase in total performing TDR balances to $2.4 million and $2.3 million as of December 31, 2017 and 2016, respectively. Likewise, the number of TDRs that are still performing significantly increased to 67 and 53 loans as of December 31, 2017 and 2016, respectively, compared to the three loans reported for December 31, 2015. As all student loans purchased are fully insured, the Company does not expect to experience a loss on these loans and interest continues to accrue on these TDRs during any deferment and forbearance periods.

Below is a summary of loans identified with these risk elements:

	(dollars in thousands)
Non-Accrual Loans
	As of December 31,
	2017	2016	2015
Total	$177	$167	$191
Number of Loans	4	3	3

Loans Past Due 90 Days or More and Still Accruing
	As of December 31,
	2017	2016	2015
Total	$289	$208	$-
Number of Loans	26	11	0

Troubled Debt Restructurings, Performing
	As of December 31,
	2017	2016	2015
Total	$2,397	$2,255	$1,427
Number of Loans	67	53	3

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

Activity for the allowance for loan losses is provided in the following table.

(dollars in thousands)
	2017	2016	2015	2014	2013
Balance, beginning of period	$3,688	$3,567	$3,164	$3,360	$3,267
Loans charged off
Real estate	-	(12)	(12)	(262)	(139)
Commercial	(111)	(25)	(126)	(286)	(22)
Consumer	-	-	(3)	(3)	-
Total	(111)	(37)	(141)	(551)	(161)

Recoveries
Real estate	2	3	46	10	48
Commercial	31	32	35	32	22
Consumer	15	12	-	7	24
Total	48	47	81	49	94

Provision for loan losses	418	111	463	306	160

Balance, December 31,	$4,043	$3,688	$3,567	$3,164	$3,360

Net charge-offs to average loans	0.01%	0.00%	0.02%	0.17%	0.02%

Allowance for loan losses as a percentage of period-end total loans	0.76%	0.77%	0.84%	1.01%	1.12%

As of December 31, 2017, the allowance for loan losses was $4.0 million, a net increase of $355,000 from $3.7 million at December 31, 2016. Management’s estimates for the allowance for loan losses resulted in the Company’s allowance to total loans outstanding ratio to be 0.76% at December 31, 2017, compared to 0.77% at December 31, 2016 and 0.84% at December 31, 2015.

There were $111,000 in loan balances charged off during 2017, with a total of $48,000 in recoveries of previously charged-off balances, resulting in net charge-offs of $63,000. During 2016, there were $37,000 in loan balances charged off, with a total of $47,000 in recoveries of previously charged-off balances, resulting in net recoveries of $10,000. The ratio of net charge-offs to average loans remained strong at 0.01% for 2017, compared to 0.00% for 2016 and 0.02% for 2015.

The table below provides an allocation of year-end allowance for loan losses by loan type; however, allocation of a portion of the allowance to one loan category does not preclude its availability to absorb losses in other categories.

Allocation of the Allowance for Loan Losses
(dollars in thousands)

	December 31, 2017
		Percentage of loans in each
	Allowance	category to total loans
Commercial loans	$885	15.39%
Real estate construction	222	5.08%
Real estate mortgages	2,730	61.05%
Consumer	206	18.48%
Total	$4,043	100.00%

	December 31, 2016
		Percentage of loans in each
	Allowance	category to total loans
Commercial loans	$824	13.73%
Real estate construction	127	3.25%
Real estate mortgages	2,506	64.64%
Consumer	231	18.38%
Total	$3,688	100.00%

	December 31, 2015
		Percentage of loans in each
	Allowance	category to total loans
Commercial loans	$797	16.73%
Real estate construction	159	4.46%
Real estate mortgages	2,592	63.59%
Consumer	19	15.22%
Total	$3,567	100.00%

	December 31, 2014
		Percentage of loans in each
	Allowance	category to total loans
Commercial loans	$674	19.45%
Real estate construction	102	3.80%
Real estate mortgages	2,360	72.47%
Consumer	28	4.28%
Total	$3,164	100.00%

	December 31, 2013
		Percentage of loans in each
	Allowance	category to total loans
Commercial loans	$340	16.03%
Real estate construction	198	6.14%
Real estate mortgages	2,788	73.30%
Consumer	34	4.53%
Total	$3,360	100.00%

Deposits

Depository accounts represent the Company’s primary source of funding and are comprised of demand deposits, interest-bearing checking accounts, money market deposit accounts and time deposits. These deposits have been provided predominantly by individuals, businesses and charitable organizations in the Charlottesville/Albemarle area, the Orange County area, and the Winchester area.

Depository accounts held by the Company as of December 31, 2017, totaled $543.0 million, an increase of $18.3 million or 3.5% compared to the December 31, 2016 total of $524.7 million.

At December 31, 2017, the balances of non-interest bearing demand deposits were $193.1 million or 35.6% of total deposits, a 9.6% increase from $176.1 million at December 31, 2016. Interest-bearing transaction and money market accounts totaled $240.6 million at December 31, 2017, an increase of $7.1 million compared to $233.5 million at December 31, 2016. The Company’s low-cost deposit accounts, which include both non-interest and interest bearing checking accounts as well as money market accounts, represented 79.9% of total deposit account balances at December 31, 2017 and compares favorably to the 78.1% of total deposit account balances at December 31, 2016.

Certificates of deposit and other time deposit balances decreased $5.8 million to $109.2 million at December 31, 2017 from the balance of $115.0 million at December 31, 2016. Included in this deposit total were brokered deposits totaling $32.5 million and $24.9 million at December 31, 2017 and 2016, respectively, which were reciprocal relationships under the Certificate of Deposit Account Registry Service (CDARS™), whereby depositors can obtain FDIC insurance on deposits up to $50 million.

The aggregate amount of total certificates of deposit with a minimum balance of $100,000 was $84.0 million at December 31, 2017. Approximately 97.4% of this total is scheduled to mature within the next twelve months. Included in this total are deposits of $28.2 million with balances of $250,000 or more.

Deposits
(dollars in thousands)

Average Balances and Rates Paid
	Years Ended December 31
	2017		2016		2015
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest-bearing demand deposits	$177,073		$170,909		$176,256
Interest-bearing deposits:
Interest checking	98,902	0.05%	90,490	0.05%	82,641	0.05%
Money market deposits	141,805	0.29%	109,840	0.21%	99,918	0.21
Time deposits	121,974	0.54%	113,123	0.55%	115,092	0.59
Total interest-bearing deposits	$362,681	0.31%	$313,453	0.29%	$297,651	0.31%
Total deposits	$539,754		$484,362		$473,907

Maturities of CD's of $100,000 and Over
	December 31, 2017
	Amount	Percentage
Three months or less	$50,945	60.67%
Over three months to six months	24,878	29.63%
Over six months to one year	5,966	7.10%
Over one year	2,182	2.60%
Totals	$83,971	100.00%

Repurchase Agreements and Other Short-Term Borrowings

Short-term borrowings, consisting primarily of repurchase agreements, Federal Home Loan Bank (FHLB) Advances, and federal funds purchased, are additional sources of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company's ability to earn a favorable spread on the funds obtained.

Repurchase agreements, also referred to as securities sold under agreement to repurchase, are available to non-individual accountholders on an overnight term through the Company’s investment sweep product. Under the agreements to repurchase, invested funds are fully collateralized by security instruments that are pledged on behalf of customers utilizing this product. Total balances in repurchase agreements as of December 31, 2017 were $19.1 million, fairly level with the balance of $19.7 million as of December 31, 2016.

The Company has a collateral dependent line of credit with the FHLB of Atlanta. As of December 31, 2017, the Company had an outstanding balance of $15.0 million from a FHLB advance. The Company had no outstanding borrowings from the FHLB as of December 31, 2016.

Additional borrowing arrangements maintained by the Bank include formal federal funds lines with four major regional correspondent banks. The Company had no outstanding balances in overnight federal funds purchased as of December 31, 2017 or December 31, 2016.

Total short-term borrowings consist of the following as of December 31, 2017, 2016 and 2015:

(dollars in thousands)	2017	2016	2015
Repurchase agreements	$19,092	$19,700	$23,156
FHLB advances	15,000	-	-
Federal funds purchased	-	-	-
Total short-term borrowings	$34,092	$19,700	$23,156
Maximum amount at any month-end during the year	$37,001	$20,512	$23,156
Annual average balance outstanding	$21,842	$18,588	$20,076
Annual average interest rate paid	0.48%	0.23%	0.24%
Annual interest rate at end of period	0.66%	0.22%	0.24%

Details on available borrowing lines can be found later under Liquidity in the Asset/Liability Management section that follows.

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

A traditional gap analysis is prepared based on the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities for selected time bands. The mismatch between repricings or maturities within a time band is commonly referred to as the “gap” for that period. A positive gap (asset sensitive) where interest rate sensitive assets exceed interest rate sensitive liabilities generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite result on the net interest margin. The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of rate-sensitive assets and rate-sensitive liabilities repricing or maturing within one year, as shown in the Gap Interest Sensitivity Analysis table below.

	Gap Interest Sensitivity Analysis
	As of December 31, 2017
	(dollars in thousands)
	Within	90 to 365	1 to 4	Over	Nonrate
	90 days	days	years	4 years	Sensitive	Total
Assets
Loans	$161,169	$88,694	$225,828	$50,063	$3,030	$528,784
Investment securities	6,744	7,955	18,919	37,219	(1,052)	69,785
Federal funds sold	6,887	-	-	-	-	6,887
Non-interest-earning assets and allowance for loan losses	-	-	-	-	38,430	38,430
Total assets	$174,800	$96,649	$244,747	$87,282	$40,408	$643,886

Liabilities and Shareholders' Equity
Interest checking	$3,621	$10,863	$43,446	$44,653	$-	$102,583
Money market deposits	4,873	14,619	58,476	60,097	-	138,065
Time deposits	67,998	36,537	3,686	1,012	-	109,233
Repurchase agreements and other borrowed funds	34,092	-	-	-	-	34,092
Non-interest bearing liabilities and shareholders' equity	-	-	-	-	259,913	259,913
Total liabilities and shareholders' equity	$110,584	$62,019	$105,608	$105,762	$259,913	$643,886

Period gap	$64,216	$34,630	$139,139	$(18,480)	N/A	$219,505
Cumulative gap	$64,216	$98,846	$237,985	$219,505	N/A	$219,505
Ratio of cumulative gap to cumulative earning assets	36.74%	36.41%	46.10%	36.37%

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

In simulating the effects of upward and downward changes in market rates to net interest income over a rolling two-year horizon, the model utilizes a “static” balance sheet approach where balance sheet composition or mix as of the measurement date is maintained over the two-year horizon. Similarly, the base case simulation performed assumes interest rates on the measurement date are unchanged for the next 24 months. Then the simulation assumes all rate indices are instantaneously shocked upward and downward by 100 basis points to 400 basis points, in 100 basis point increments. Due to the low level of interest rates, the shock down analysis where the rates fall 300 basis points or more are not considered meaningful and are therefore not shown in the results below as of December 31, 2017.

(dollars in thousands)	Change in Net Interest Income
Change in Yield Curve	Percentage	Amount
+400 basis points	14.42%	$7,016
+300 basis points	11.72%	5,704
+200 basis points	8.00%	3,891
+100 basis points	3.30%	1,605
Base case	0.00%	-
-100 basis points	-7.16%	(3,483)
-200 basis points	-13.44%	(6,539)

In addition to monitoring the effects to interest income, the model computes the effects to the economic value of equity using the same “static” balance sheet with immediate and parallel rate changes for the same rate change horizons. The Asset/Liability Committee monitors the results compared to policy limits that have been established.

As individual rate indices have not historically moved to the same degree, non-parallel rate shocks are also performed to add a degree of sophistication over the parallel rate shocks. In these analyses, the effects to net interest income and market value of equity are computed using eight different scenarios. Changing slopes and twists of the yield curve are achieved by incorporating both likely and unlikely change across different tenors. Since Federal funds rates may not change to the same degree or direction that longer term Treasury bonds may move, the different scenarios are analyzed so that management and the Asset/Liability Committee can monitor risks as they more severely stress the Company’s balance sheet.

The shape of the yield curve can cause downward pressure on net interest income. In general, if and to the extent that the yield curve is flatter (i.e., the differences between interest rates for different maturities are relatively smaller) than previously anticipated, then the yield on the Company’s interest earning assets and its cash flows will tend to be lower. Management believes that a relatively flat yield curve could continue to affect adversely the Company’s net interest income in 2018.

Liquidity

Liquidity represents the Company’s ability to provide funds to meet customer demand for loan and deposit withdrawals without impairing profitability. Effective management of balance sheet liquidity is necessary to fund growth in earning assets and to pay liability maturities and depository customers’ withdrawal requirements. The Company maintains a Liquidity Management Policy that is approved by the Board of Directors. The policy sets limits in a number of areas, including limits on the amount of non-core liabilities, and funding long-term assets with non-core liabilities.

The Bank’s customer base has provided a stable and steadily increasing source of funds and liquidity. Limits contained within the Bank’s Investment Policy also provides for appropriate levels of liquidity through maturities and cash flows within the securities portfolio. Other sources of balance sheet liquidity are obtained from the repayment of loan proceeds and overnight investments. The Bank has numerous secondary sources of liquidity including access to borrowing arrangements from a number of correspondent banks. Available borrowing arrangements maintained by the Bank include formal federal funds lines with four major regional correspondent banks, access to advances from the Federal Home Loan Bank of Atlanta and access to the discount window at the Federal Reserve Bank of Richmond.

Borrowing Lines
As of December 31, 2017
(dollars in thousands)

Correspondent Banks	$41,000
Federal Home Loan Bank of Atlanta (FHLB-A)	23,413
Total Available	$64,413

As of December 31, 2017, a short-term FHLB-A advance of $15.0 million was outstanding.

Any excess funds are sold on a daily basis in the federal funds market. The Company maintained an average of $25.0 million outstanding in federal funds sold during 2017. On December 31, 2017, the Company sold $6.9 million in the overnight federal funds market. The Company intends to maintain sufficient liquidity at all times to meet its funding commitments.

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

Beginning January 1, 2016, a capital conservation buffer requirement began to be phased in over a four-year period, beginning at 0.625% of risk-weighted assets and increasing annually to 2.5% at January 1, 2019. Therefore, for the calendar year 2017, the buffer of 1.250% effectively results in the minimum (i) common equity Tier 1 capital ratio of 5.75% of risk-weighted assets; (ii) Tier 1 capital ratio of 7.25% of risk-weighted assets; and (iii) total capital ratio of 9.25% of risk-weighted assets. The minimum leverage ratio remains at 4.00%.

The new Basel III capital regulations are discussed in greater detail under the caption “Supervision and Regulation,” found earlier in this report under “Item 1. Business.” In addition, information regarding the Company’s risk-based capital at December 31, 2017 and December 31, 2016 is presented in Note 12 – Capital Requirements of the notes to consolidated financial statements, contained in Item 8. Financial Statements and Supplementary Data. Using the new capital requirements, the Company’s capital ratios remain well above the levels designated by bank regulators as "well capitalized" at December 31, 2017.

Impact of Inflation and Changing Prices

The Company’s financial statements included herein have been prepared in accordance with GAAP, which requires the financial position and operating results to be measured principally in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. Inflation affects the Company’s results of operations mainly through increased operating costs, but since nearly all of the Company’s assets and liabilities are monetary in nature, changes in interest rates affect the financial condition of the Company to a greater degree than changes in the rate of inflation. Although interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. The Company’s management reviews pricing of its products and services, in light of current and expected costs due to inflation, to mitigate the inflationary impact on financial performance.

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

Following is a schedule of future minimum rental payments under non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2017:

(dollars in thousands)	1 year or less	1-3 years	3-5 years	After 5 years	Total
Operating lease obligations	$737	$1,316	$1,307	$1,441	$4,801

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting company.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Virginia National Bankshares Corporation
Charlottesville, Virginia

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Virginia National Bankshares Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United Statements of America.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company's auditor since 1998.

Winchester, Virginia
March 27, 2018

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$11,390	$10,047
Federal funds sold	6,887	28,453
Securities:
Available for sale, at fair value	67,501	56,662
Restricted securities, at cost	2,284	1,709
Total securities	69,785	58,371

Loans	528,784	482,135
Allowance for loan losses	(4,043)	(3,688)
Loans, net	524,741	478,447

Premises and equipment, net	7,371	8,046
Bank owned life insurance	16,344	13,917
Goodwill	372	372
Other intangible assets, net	579	680
Accrued interest receivable and other assets	6,417	6,697
Total assets	$643,886	$605,030

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest-bearing	$193,081	$176,098
Interest-bearing	102,583	96,869
Money market deposit accounts	138,065	136,658
Certificates of deposit and other time deposits	109,233	115,026
Total deposits	542,962	524,651
Repurchase agreements and other borrowings	34,092	19,700
Accrued interest payable and other liabilities	1,727	1,625
Total liabilities	578,781	545,976

Commitments and contingencies

Shareholders' equity:
Preferred stock, $2.50 par value, 2,000,000 shares authorized, no shares outstanding	-	-

Common stock, $2.50 par value, 10,000,000 shares authorized; 2,410,680 and 2,368,777 shares issued and outstanding in 2017 and 2016, respectively	6,027	5,922
Capital surplus	22,038	21,152
Retained earnings	37,923	32,759
Accumulated other comprehensive loss	(883)	(779)
Total shareholders' equity	65,105	59,054
Total liabilities and shareholders' equity	$643,886	$605,030

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	For the years ended
	December 31, 2017	December 31, 2016
Interest and dividend income:
Loans, including fees	$20,864	$17,691
Federal funds sold	241	129
Investment securities:
Taxable	1,115	978
Tax exempt	288	313
Dividends	96	89
Other	7	11
Total interest and dividend income	22,611	19,211

Interest expense:
Demand and savings deposits	467	275
Certificates and other time deposits	663	619
Repurchase agreements and other borrowings	104	43
Total interest expense	1,234	937
Net interest income	21,377	18,274
Provision for loan losses	418	111
Net interest income after provision for loan losses	20,959	18,163

Noninterest income:
Trust income	2,407	1,969
Advisory and brokerage income	520	389
Royalty income	230	40
Customer service fees	927	923
Debit/credit card and ATM fees	864	874
Earnings/increase in value of bank owned life insurance	427	441
Fees on mortgage sales	138	230
Gains (losses) on sales and calls of securities	(75)	197
Losses on sales of assets	-	(19)
Other	442	439
Total noninterest income	5,880	5,483

Noninterest expense:
Salaries and employee benefits	8,281	7,814
Net occupancy	1,860	1,872
Equipment	541	558
Other	5,200	5,052
Total noninterest expense	15,882	15,296
Income before income taxes	10,957	8,350
Provision for income taxes	4,403	2,602
Net income	$6,554	$5,748

Net income per common share, basic	$2.74	$2.43
Net income per common share, diluted	$2.71	$2.41

See Notes to the Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	For the years ended
	December 31, 2017	December 31, 2016
Net income	$6,554	$5,748

Other comprehensive income (loss)

Unrealized losses on securities, net of tax of ($4) and ($274)	(9)	(531)

Reclassification adjustment for realized losses (gains) on sales and calls of securities, net of tax of $25 and ($67)	50	(130)

Total other comprehensive income (loss)	41	(661)

Total comprehensive income	$6,595	$5,087

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2015	$6,031	$22,214	$28,170	($118)	$56,297
Stock options exercised	28	151	-	-	179
Deferred tax adjustment for stock options expired	-	(118)	-	-	(118)
Stock purchased under stock repurchase plan	(137)	(1,123)	-	-	(1,260)
Stock option/grant expense	-	28	-	-	28
Cash dividend declared ($0.49 per share)	-	-	(1,159)	-	(1,159)
Net income	-	-	5,748	-	5,748
Other comprehensive loss	-	-	-	(661)	(661)
Balance, December 31, 2016	$5,922	$21,152	$32,759	($779)	$59,054

Stock options exercised	105	876	-	-	981
Stock option/grant expense	-	10	-	-	10
Cash dividend declared ($0.64 per share)	-	-	(1,535)	-	(1,535)
Net income	-	-	6,554	-	6,554
Reclassification of stranded tax effects from changes in tax rate			145	(145)	-
Other comprehensive income	-	-	-	41	41
Balance, December 31, 2017	$6,027	$22,038	$37,923	($883)	$65,105

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the years ended
	December 31, 2017	December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,554	$5,748
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	418	111
Net amortization and accretion of securities	415	442
Losses (gains) on sales and calls of securities	75	(197)
Earnings/increase in value of bank owned life insurance	(427)	(441)
Amortization of intangible assets	112	93
Depreciation and other amortization	1,138	1,180
Net loss on sale of assets	-	19
Deferred tax expense	768	77
Stock option/stock grant expense	10	28
Increase in accrued interest receivable and other assets	(509)	(1,310)
Increase (decrease) in accrued interest payable and other liabilities	241	(458)
Net cash provided by operating activities	8,795	5,292

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(45,290)	(18,981)
Net increase in restricted investments	(575)	(28)
Proceeds from maturities, calls and principal payments of available for sale securities	9,599	23,479
Proceeds from sale of available for sale securities	24,424	12,394
Net increase in organic loans	(27,514)	(36,212)
Net increase in purchased loans	(19,198)	(22,249)
Purchase of wealth management book of business	(300)	(700)
Purchase of bank owned life insurance	(2,000)	-
Proceeds from sale of bank premises and equipment	-	8
Purchase of bank premises and equipment	(463)	(585)
Net cash used in investing activities	(61,317)	(42,874)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, and money market accounts	24,104	31,776
Net increase (decrease) in certificates of deposit and other time deposits	(5,793)	6,408
Net decrease in securities sold under agreements to repurchase	(608)	(3,456)
Net increase in short term borrowings	15,000	-
Common stock repurchased	-	(1,260)
Proceeds from stock options exercised	981	179
Cash dividends paid	(1,385)	(1,092)
Net cash provided by financing activities	32,299	32,555
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(20,223)	$(5,027)

CASH AND CASH EQUIVALENTS:
Beginning of period	$38,500	$43,527
End of period	$18,277	$38,500

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1,231	$936
Taxes	$3,775	$2,689

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Unrealized gain (loss) on available for sale securities	$62	$(1,002)

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

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

On May 1, 2007, the OCC granted conditional approval to the Bank’s application to establish a new national trust bank with the title VNBTrust, National Association which now trades under the name VNB Wealth Management (“VNBTrust”, “VNB Wealth” or “VNB Wealth Management”). VNBTrust is a wholly-owned subsidiary of the Bank. VNBTrust is also subject to the supervision, examination and regulation of the OCC.

Sale Agreement with SRCM Holdings LLC and Acquisition Royalty Payments Due to VNBTrust

In 2007 when VNBTrust was established, the OCC also approved the Bank’s application for VNBTrust to create a wholly owned operating subsidiary, VNB Investment Management Company, LLC, a Delaware limited liability corporation. In January 2010, VNB Investment Management Company changed its name to Swift Run Capital Management, LLC (“SRCM”). SRCM served as the general partner of Swift Run Capital, L.P. (the “Fund”), a private investment fund. On July 18, 2013 (the “Closing Date”), VNBTrust completed the sale of all of the membership interests of SRCM to SRCM Holdings LLC (“SRCM Holdings”) pursuant to a purchase and sale agreement dated June 27, 2013 (the “SRCM Sale Agreement”). A former officer of VNBTrust is the principal owner of SRCM Holdings. Under the terms of the SRCM Sale Agreement, SRCM Holdings agreed to pay VNBTrust, quarterly during the ten-year period beginning January 1, 2014 and ending December 31, 2023 (the “Term”), (i) ongoing acquisition royalty payments equal to 20% of the management and performance fee revenue received by SRCM from limited partners of the Fund as of the Closing Date and from VNBTrust clients that opened accounts with SRCM within 30 days of the Closing Date, and (ii) ongoing referral payments equal to 20% of the management and performance fee revenue received by SRCM from other clients referred by the Company and its affiliates to SRCM during the Term. A portion of the payments received from SRCM are applied to write down a contingent asset that was established to estimate the value for the sale of SRCM, with the remaining portion of the payments applied to noninterest income as royalty income.

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

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses (including impaired loans), other-than-temporary impairment of securities, intangible assets, and fair value measurements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

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

Restricted securities – As members of the Federal Reserve Bank of Richmond (“FRB”) and the Federal Home Loan Bank of Atlanta (“FHLB”), the Company is required to maintain certain minimum investments in the common stock of the FRB and FHLB. Required levels of investments are based upon the Bank’s capital and a percentage of qualifying assets. Additionally, the Company has purchased common stock in CBB Financial Corp. (“CBBFC”), the holding company for Community Bankers’ Bank. Shares of common stock from the FRB, FHLB and CBBFC are classified as restricted securities which are carried at cost.

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
(Dollar amounts in thousands, except per share data)

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

Premises and equipment – Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method based on the estimated useful lives of assets, which range from 3 to 20 years. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, the asset and related accumulated depreciation are removed from the books and any resulting gain or loss is charged to income. More information regarding premises and equipment is presented in Note 5 – Premises and Equipment.

Intangible Assets – Goodwill is determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually, or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. Intangible assets with definite useful lives are amortized over their estimated useful lives, which range from 3 to 10 years, to their estimated residual values. Goodwill is the only intangible asset with an indefinite life included on the Company’s Consolidated Balance Sheets. Management has concluded that no circumstances indicating an impairment of these assets existed as of the balance sheet date.

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

Stock-based compensation – The Company accounts for all plans under recognition and measurement accounting principles which require that the compensation cost relating to stock-based payment transactions be recognized in the financial statements. Stock-based compensation arrangements include stock options and restricted stock. For stock options, compensation is estimated at the date of grant, using the Black-Scholes option valuation model for determining fair value. The model employs the following assumptions:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The Company has elected to estimate forfeitures when recognizing compensation expense, and this estimate of forfeitures is adjusted over the requisite service period or vesting schedule based on the extent to which actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also will impact the amount of estimated unamortized compensation expense to be recognized in future periods. Further information on stock-based compensation is presented in Note 17 – Stock Incentive Plans.

Net Income per common share – Basic net income per share, commonly referred to as earnings per share, represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted net income per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. Additional information on net income per share is presented in Note 18 – Net Income per Share.

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”). The Company early adopted this new standard effective in the consolidated financial statements of December 31, 2017. ASU 2018-02 requires reclassification from AOCI to retained earnings for stranded tax effects resulting from the impact of the newly enacted federal corporate income tax rate on items included in AOCI. The amount of this reclassification in 2017 was $145,000.

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

The results for the year ended December 31, 2017 include the effect of the Tax Cuts and Jobs Act (the “Tax Act”), which was signed into law on December 22, 2017. Among other things, the Tax Act permanently lowers the federal corporate income tax rate to 21 percent from the maximum rate prior to the passage of the Tax Act of 35 percent, effective January 1, 2018. As a result of the reduction of the federal corporate tax rate, U.S. GAAP requires companies to re-measure their deferred tax assets and deferred tax liabilities, including those accounted for in accumulated other comprehensive income, as of the date of the Tax Act’s enactment and record the corresponding effects in income tax expense in the fourth quarter of 2017. As a result of the permanent reduction in the corporate income tax rate, the Company recognized a $963 thousand reduction in the value of its net deferred tax asset and recorded a corresponding incremental income tax expense of $963 thousand for the fourth quarter of 2017.

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
(Dollar amounts in thousands, except per share data)

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

Adoption of New Accounting Standard

Accounting Standards Update (ASU) 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employer Share-Based Payment Accounting,” became effective with the quarter ended March 31, 2017. This ASU simplifies several aspects of the accounting for share-based payment award transactions, one of which is the recognition of excess tax benefits and deficiencies related to share-based payments. Prior to the adoption of ASU 2016-09, such tax consequences were recognized as components of additional paid-in capital. With the adoption of this ASU, tax benefits and deficiencies are recognized within income tax expense. In accordance with the adoption provisions of ASU 2016-09, the Company has prospectively applied the requirement to present excess tax benefits as an operating activity on the statement of cash flows. Further, the Company continues to estimate the number of award forfeitures in recording costs for share-based awards. The adoption of this standard resulted in a tax benefit of $60 thousand for the twelve months ended December 31, 2017.

During February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The amendments provide financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company has elected to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act in the consolidated financial statements for the period ending December 31, 2017. The amount of this reclassification in 2017, which increased retained earnings and accumulated other comprehensive loss, was $145 thousand.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, “Revenue from Contracts with Customers.” The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is in the early stages of assessing the impact that ASU 2016-02 will have on its consolidated financial statements, including evaluating leases and contracts which are covered and calculating the impact on its assets and liabilities. The Company does not expect the amendment to have a material impact on its net income but does anticipate an increase in assets and liabilities due to the recognition of the required right-of-use asset and corresponding liability for all lease obligations that are currently classified as operating leases, primarily real estate leases for office space, as well as additional disclosure on all of the Company’s lease obligations.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. Early in 2017, the Company formed a cross-functional steering committee, including some members of senior management, to provide governance and guidance over the project plan. The steering committee has begun to address the compliance requirements, data requirements and sources, and analysis efforts which will be required to adopt these new requirements. In addition to attending seminars and webinars on this topic with regulators and other experts, the committee is working closely with the Company’s vendor to gather additional loan data which is anticipated to be needed for this calculation. The extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. Upon adoption, the impact to the allowance for credit losses (currently allowance for loan losses) will have an offsetting one-time cumulative-effect adjustment to retained earnings.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied using a retrospective transition method to each period presented. If retrospective application is impractical for some of the issues addressed by the update, the amendments for those issues would be applied prospectively as of the earliest date practicable. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Public business entities that are SEC filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.” The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company is currently assessing the impact that ASU 2017-08 will have on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The amendments are effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The Company is currently assessing the impact that ASU 2017-09 will have on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments in this ASU modify the designation and measurement guidance for hedge accounting as well as provide for increased transparency regarding the presentation of economic results on both the financial statements and related footnotes. Certain aspects of hedge effectiveness assessments will also be simplified upon implementation of this update. The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The Company does not expect the adoption of ASU 2017-12 to have a material impact on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Note 2 – Securities

The amortized cost and fair values of securities available for sale as of December 31, 2017 and December 31, 2016 are as follows:

December 31, 2017	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$19,500	$-	$(538)	$18,962
Mortgage-backed securities/CMOs	30,450	-	(505)	29,945
Municipal bonds	18,668	68	(143)	18,593
Total Debt Securities	68,618	68	(1,186)	67,500
Marketable equity securities	1	-	-	1
Total Securities Available for Sale	$68,619	$68	$(1,186)	$67,501

December 31, 2016	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$14,998	$-	$(497)	$14,501
Corporate bonds	2,017	-	(7)	2,010
Mortgage-backed securities/CMOs	25,470	27	(515)	24,982
Municipal bonds	15,357	30	(218)	15,169
Total Securities Available for Sale	$57,842	$57	$(1,237)	$56,662

All mortgage-backed securities included in the above tables were issued by U.S. government agencies and corporations. At December 31, 2017, the securities issued by political subdivisions or agencies were highly rated with 95% of the municipal bonds having AA or higher ratings. Approximately 85% of the municipal bonds are general obligation bonds with issuers that are geographically diverse.

Marketable equity securities consist of nominal investments made by the Company in equity positions of various community banks and bank holding companies.

There were no securities classified as held to maturity as of December 31, 2017 or December 31, 2016.

Restricted securities are securities with limited marketability and consist of stock in the FRB, FHLB and CBBFC totaling $2.3 million and $1.7 million as of December 31, 2017 and December 31, 2016, respectively. These restricted securities are carried at cost as they are not permitted to be traded.

For the year ended December 31, 2017, proceeds from the sales of securities amounted to $24.4 million, and gross realized losses on these securities were $75,000. For the year ended December 31, 2016, proceeds from the sales of securities amounted to $12.4 million, and gross realized gains on these securities were $51,000. An additional $10.7 million in calls of securities accounted for the additional gross realized gains of $146,000 during 2016.

Securities pledged to secure deposits, and for other purposes required by law, had carrying values of $29.0 million at December 31, 2017 and $34.2 million at December 31, 2016. The decrease in the amount of pledged securities during 2017 resulted from decreased balances in public funds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Year-end securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, were as follows:

December 31, 2017
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$7,390	$(110)	$11,572	$(428)	$18,962	$(538)
Mortgage-backed/CMOs	21,422	(260)	8,523	(245)	29,945	(505)
Municipal bonds	10,389	(132)	504	(11)	10,893	(143)
	$39,201	$(502)	$20,599	$(684)	$59,800	$(1,186)

December 31, 2016
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$14,501	$(497)	$-	$-	$14,501	$(497)
Corporate bonds	2,010	(7)	-	-	2,010	(7)
Mortgage-backed/CMOs	18,980	(441)	2,629	(74)	21,609	(515)
Municipal bonds	10,382	(218)	-	-	10,382	(218)
	$45,873	$(1,163)	$2,629	$(74)	$48,502	$(1,237)

As of December 31, 2017, there were $59.8 million, or fifty issues, of individual securities in a loss position. These securities had an unrealized loss of $1.2 million and consisted of twenty-five mortgage-backed/CMOs, eighteen municipal bonds, and seven Agency notes.

The Company’s securities portfolio is primarily made up of fixed rate bonds, whose prices move inversely with interest rates. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality. Accordingly, as of December 31, 2017, management believes the impairments detailed in the table above are temporary, and no impairment loss has been realized in the Company’s consolidated income statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The amortized cost and fair value of available for sale debt securities at December 31, 2017 are presented below based upon contractual maturities, by major investment categories. Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

	Amortized Cost	Fair Value
U.S. Government agencies
After one year to five years	$19,500	$18,962
	$19,500	$18,962
Mortgage-backed securities/CMOs
After one year to five years	$223	$220
After five years to ten years	10,679	10,529
Ten years or more	19,548	19,196
	$30,450	$29,945
Municipal bonds
After one year to five years	2,230	2,211
After five years to ten years	7,684	7,649
Ten years or more	8,754	8,733
	$18,668	$18,593
Total Debt Securities Available for Sale	$68,618	$67,500

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Note 3 – Loans

The composition of the loan portfolio by loan classification appears below.

	December 31,	December 31,
	2017	2016
Commercial
Commercial and industrial - organic	$45,254	$41,560
Commercial and industrial - government guaranteed	22,946	5,550
Commercial and industrial - syndicated	13,165	19,107
Total commercial and industrial	81,365	66,217
Real estate construction and land
Residential construction	3,812	395
Commercial construction	13,365	4,422
Land and land development	9,681	10,865
Total construction and land	26,858	15,682
Real estate mortgages
1-4 family residential, first lien, investment	40,313	37,538
1-4 family residential, first lien, owner occupied	16,448	16,629
1-4 family residential, junior lien	2,965	2,871
Home equity lines of credit, first lien	9,238	7,912
Home equity lines of credit, junior lien	13,226	14,022
Farm	10,445	11,253
Multifamily	33,356	31,052
Commercial owner occupied	80,261	83,296
Commercial non-owner occupied	116,599	107,062
Total real estate mortgage	322,851	311,635
Consumer
Consumer revolving credit	24,030	20,373
Consumer all other credit	9,036	11,328
Student loans purchased	64,644	56,900
Total consumer	97,710	88,601
Total loans	528,784	482,135
Less: Allowance for loan losses	(4,043)	(3,688)
Net loans	$524,741	$478,447

The balances in the table above include unamortized premiums and net deferred loan costs and fees. Unamortized premiums on loans purchased were $2.0 million and $700,000 as of December 31, 2017 and 2016, respectively. Net deferred loan costs (fees) totaled $199,000 and $344,000 as of December 31, 2017 and 2016, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Commercial and industrial loans are reported in three classes. Organic loans are originated by the Bank’s commercial lenders. Syndicated loans, also referred to as Shared National Credits, are purchased from national lending correspondents. Government guaranteed loan balances represent the guaranteed portion of loans which the Company purchased that are 100% guaranteed by either the United States Department of Agriculture (“USDA”) or the Small Business Administration (“SBA”); the originating institution holds the unguaranteed portion of the loan and services it. These loans are typically purchased at a premium. In the event of early prepayment, the Bank may need to write off any unamortized premium.

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

Residential mortgages include consumer purpose 1-to-4 family residential properties and home equity loans, as well as investor-owned residential real estate. Consumer purpose loans have underwriting standards that are heavily influenced by statutory requirements, which include, but are not limited to, documentation requirements, limits on maximum loan-to-value percentages, and collection remedies. Loans to finance 1-4 family investment properties are primarily dependent upon rental income generated from the property and secondarily supported by the borrower’s personal income. The Company typically originates residential mortgages with the intention of retaining in its portfolio adjustable-rate mortgages and shorter-term, fixed-rate loans. The Company also originates longer-term, fixed rate loans, which are sold to secondary mortgage market correspondents.

Consumer loans are generally small loans spread across many borrowers and are underwritten after determining the ability of the consumer borrower to repay their obligations as agreed. The underwriting standards are heavily influenced by statutory requirements, which include, but are not limited to, documentation requirements and collection remedies. Consumer loans may be secured or unsecured and are comprised of revolving lines, installment loans and other consumer loans. Included in consumer loans are packages of student loans that were purchased beginning in 2015. Along with the purchase of these student loans, the Company purchased surety bonds that fully insure this portion of the Company’s consumer portfolio. Deposit account overdrafts are included in the consumer loan balances and totaled $434,000 and $26,000 at December 31, 2017 and 2016, respectively.

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
(Dollar amounts in thousands, except per share data)

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

Related party loans. In the ordinary course of business, the Company has granted loans to certain directors, principal officers and their affiliates (collectively referred to as “related party loans”). Activity in related party loans during 2017 and 2016 is presented in the following table.

	2017	2016
Balance outstanding at beginning of year	$12,578	$11,556
Principal additions	13,818	5,126
Principal reductions	(4,953)	(4,104)
Balance outstanding at end of year	$21,443	$12,578

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

Non-accrual loans are shown below by class:

	December 31, 2017	December 31, 2016
Land and land development	$41	$51
1-4 family residential mortgages, first lien, owner occupied	99	116
1-4 family residential mortgages, junior lien	37	-
Total nonaccrual loans	$177	$167

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The following tables show the aging of past due loans as of December 31, 2017 and December 31, 2016. Also included are loans that are 90 or more days past due but still accruing, because they are well secured and in the process of collection. As of December 31, 2017, the Company had $289,000 in loans that were 90 days or more past due and still accruing. As of December 31, 2016, the Company had $208,000 in loans that were 90 days or more past due and still accruing.

Past Due Aging as of December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing
Commercial loans
Commercial and industrial - organic	$-	$-	$-	$-	$45,254	$45,254	$-
Commercial and industrial - government guaranteed	-	-	-	-	22,946	22,946	-
Commercial and industrial - syndicated	-	-	-	-	13,165	13,165	-
Real estate construction and land
Residential construction	-	-	-	-	3,812	3,812	-
Commercial construction	-	-	-	-	13,365	13,365	-
Land and land development	20	-	-	20	9,661	9,681	-
Real estate mortgages
1-4 family residential, first lien, investment	118	-	-	118	40,195	40,313	-
1-4 family residential, first lien, owner occupied	128	-	18	146	16,302	16,448	18
1-4 family residential, junior lien	-	-	-	-	2,965	2,965	-
Home equity lines of credit, first lien	100	-	-	100	9,138	9,238	-
Home equity lines of credit, junior lien	-	-	-	-	13,226	13,226	-
Farm	-	-	-	-	10,445	10,445	-
Multifamily	-	-	-	-	33,356	33,356	-
Commercial owner occupied	11	-	-	11	80,250	80,261	-
Commercial non-owner occupied	79	91	-	170	116,429	116,599	-
Consumer loans
Consumer revolving credit	1	-	-	1	24,029	24,030	-
Consumer all other credit	71	-	-	71	8,965	9,036	-
Student loans purchased	997	160	271	1,428	63,216	64,644	271
Total Loans	$1,525	$251	$289	$2,065	$526,719	$528,784	$289

Past Due Aging as of December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing
Commercial loans
Commercial and industrial - organic	$65	$61	$-	$126	$41,434	$41,560	$-
Commercial and industrial - government guaranteed	-	-	-	-	5,550	5,550	-
Commercial and industrial - syndicated	-	-	-	-	19,107	19,107	-
Real estate construction and land
Residential construction	-	-	-	-	395	395	-
Commercial construction	-	-	-	-	4,422	4,422	-
Land and land development	-	-	22	22	10,843	10,865	-
Real estate mortgages
1-4 family residential, first lien, investment	125	-	-	125	37,413	37,538	-
1-4 family residential, first lien, owner occupied	-	-	20	20	16,609	16,629	20
1-4 family residential, junior lien	-	-	-	-	2,871	2,871	-
Home equity lines of credit, first lien	-	-	-	-	7,912	7,912	-
Home equity lines of credit, junior lien	36	-	-	36	13,986	14,022	-
Farm	-	-	-	-	11,253	11,253	-
Multifamily	-	-	-	-	31,052	31,052	-
Commercial owner occupied	-	-	-	-	83,296	83,296	-
Commercial non-owner occupied	-	-	-	-	107,062	107,062	-
Consumer loans
Consumer revolving credit	-	-	-	-	20,373	20,373	-
Consumer all other credit	1	48	-	49	11,279	11,328	-
Student loans purchased	1,316	139	188	1,643	55,257	56,900	188
Total Loans	$1,543	$248	$230	$2,021	$480,114	$482,135	$208

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

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

The following tables provide a breakdown by class of the loans classified as impaired loans as of December 31, 2017 and December 31, 2016. These loans are reported at their recorded investment, which is the carrying amount of the loan as reflected on the Company’s balance sheet, net of charge-offs and other amounts applied to reduce the net book balance. Average recorded investment in impaired loans is computed using an average of month-end balances for these loans for the twelve months ended December 31, 2017 and December 31, 2016. Interest income recognized is for the years ended December 31, 2017 and December 31, 2016.

December 31, 2017		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Land and land development	$41	$94	$-	$46	$-
1-4 family residential mortgages, first lien, owner occupied	99	137	-	107	-
1-4 family residential mortgages, junior lien	379	382		367	17
Commercial non-owner occupied real estate	972	972	-	992	48
Student loans purchased	1,083	1,083	-	959	64
Impaired loans with a valuation allowance	-	-	-	-	-
Total impaired loans	$2,574	$2,668	$-	$2,471	$129

December 31, 2016		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Land and land development	$51	$100	$-	$55	$-
1-4 family residential mortgages, first lien, owner occupied	116	147	-	123	-
1-4 family residential mortgages, junior lien	354	354		360	16
Commercial non-owner occupied real estate	1,012	1,012	-	1,036	45
Student loans purchased	889	889	-	498	55
Impaired loans with a valuation allowance	-	-	-	-	-
Total impaired loans	$2,422	$2,502	$-	$2,072	$116

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

Based on regulatory guidance on Student Lending issued in May, 2016, the Company has classified 64 of its student loans purchased as TDRs for a total of $1.1 million as of December 31, 2017. The Company had classified 50 of its student loans purchased as TDRs for a total of $889,000 as of December 31, 2016. These borrowers, who should have been in repayment, requested and were granted payment extensions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered restructurings. Student loan borrowers are allowed in-school deferments, plus an automatic six month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance. As all student loans purchased are fully insured, the Company does not expect to experience a loss on these loans and interest continues to accrue on these TDRs during any deferment and forbearance periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The following provides a summary, by class, of modified loans that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and modified loans that have been placed in non-accrual status, which are considered to be nonperforming.

Troubled debt restructuring (TDRs)	December 31, 2017		December 31, 2016
	No. of	Recorded	No. of	Recorded
	Loans	Investment	Loans	Investment
Performing TDRs
1-4 family residential mortgages, junior lien	2	$342	2	$354
Commercial non-owner occupied real estate	1	972	1	1,012
Student loans purchased	64	1,083	50	889
Total performing TDRs	67	$2,397	53	$2,255

Nonperforming TDRs
Land and land development	1	$24	1	$29
Total TDRs	68	$2,421	54	$2,284

A summary of loans shown above that were modified as TDRs during the years ended December 31, 2017 and 2016 is shown below by class. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported. The Post-Modification Recorded Balance reflects any interest or fees from the original loan which may have been added to the principal balance on the new note as a condition of the TDR. Additionally, the Post-Modification Recorded Balance is reported below at the period end balances, inclusive of all partial principal pay downs and principal charge-offs since the modification date.

	During year ended			During year ended
	December 31, 2017			December 31, 2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Balance	Balance	of Loans	Balance	Balance
Student loans purchased	21	$316	$316	50	$847	$889
Total loans modified during the period	21	$316	$316	50	$847	$889

There were no loans modified as TDRs that subsequently defaulted during the years ended December 31, 2017 and 2016 and were modified as TDRs during the twelve months prior to default.

There were no loans secured by 1-4 family residential property that were in the process of foreclosure at either December 31, 2017 or December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Note 4 – Allowance for Loan Losses

A summary of the transactions in the allowance for loan losses for the years ended December 31, 2017 and 2016 appears below:

	2017	2016
Balance, beginning of period	$3,688	$3,567
Loans charged off	(111)	(37)
Recoveries	48	47
Net recoveries (charge-offs)	(63)	10
Provision for loan losses	418	111
Balance, December 31	$4,043	$3,688

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The migration analysis loss method is used for all loan classes except for the following:

●	Student loans purchased are fully insured for loss by surety bonds that the Company purchased at the same time that each package of loans was acquired, and the Company has not experienced losses in this class to date. In addition to the insurance, the Company holds a deposit reserve account to offset any losses resulting from the breach of any representations or warranties by the seller. Qualitative factors are applied, and the calculated reserve is net of any deposit reserve accounts.

●	Prior to the quarter ended September 30, 2016, there was not an established loss history in the commercial and industrial syndicated loans. The S&P credit and recovery ratings on the credit facilities were utilized to calculate a three-year weighted average historical default rate. During the third quarter of 2016, there was a small loss in the commercial and industrial syndicated loans; therefore, the Company utilized a combination of the migration analysis loss method and the S&P credit and recovery ratings.

●	Commercial and industrial government guaranteed loans require no reserve as these are 100% guaranteed by either the United States Department of Agriculture (“USDA”) or the Small Business Administration (“SBA”).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Loans that trend upward toward more positive risk ratings generally have a lower risk factor associated. Conversely, loans that migrate toward more negative ratings generally will result in a higher risk factor being applied to those related loan balances.

Risk Ratings and Historical Loss Factor Assigned

Excellent

A 0% historical loss factor is applied, as these loans are secured by cash or fully guaranteed by a U.S. government agency and represent a minimal risk. The Company has never experienced a loss within this category.

Good

A 0% historical loss factor is applied, as these loans represent a low risk and are secured by marketable collateral within margin. The Company has never experienced a loss within this category.

Pass

A historical loss factor for loans rated “Pass” is applied to current balances of like-rated loans, pooled by class. Loans with the following risk ratings are pooled by class and considered together as “Pass”:
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The following represents the loan portfolio designated by the internal risk ratings assigned to each credit at year-end:

					Special	Sub-
December 31, 2017	Excellent	Good	Pass	Watch	Mention	standard	TOTAL
Commercial
Commercial and industrial - organic	$3,000	$23,937	$17,324	$13	$269	$711	$45,254
Commercial and industrial - government guaranteed	22,946	-	-	-	-	-	22,946
Commercial and industrial - syndicated	-	-	10,590	-	-	2,575	13,165
Real estate construction
Residential construction	-	-	3,812	-	-	-	3,812
Commercial construction	-	-	13,365	-	-	-	13,365
Land and land development	-	-	9,137	3	-	541	9,681
Real estate mortgages
1-4 family residential, first lien, investment	-	-	38,003	1,875	-	435	40,313
1-4 family residential, first lien, owner occupied	-	-	15,465	260	-	723	16,448
1-4 family residential, junior lien	-	-	2,488	265	41	171	2,965
Home equity lines of credit, first lien	-	-	9,098	140	-	-	9,238
Home equity lines of credit, junior lien	-	-	13,115	-	-	111	13,226
Farm	-	-	9,065	-	-	1,380	10,445
Multifamily	-	-	33,356	-	-	-	33,356
Commercial owner occupied	-	669	79,137	455	-	-	80,261
Commercial non-owner occupied	-	-	114,610	972	-	1,017	116,599
Consumer
Consumer revolving credit	6	22,977	1,045	1	1	-	24,030
Consumer all other credit	294	8,006	701	2	-	33	9,036
Student loans purchased	-	-	63,561	1,083	-	-	64,644
Total Loans	$26,246	$55,589	$433,872	$5,069	$311	$7,697	$528,784

					Special	Sub-
December 31, 2016	Excellent	Good	Pass	Watch	Mention	standard	TOTAL
Commercial
Commercial and industrial - organic	$816	$24,225	$15,840	$259	$236	$184	$41,560
Commercial and industrial - government guaranteed	5,550	-	-	-	-	-	5,550
Commercial and industrial - syndicated	-	-	16,175	-	-	2,932	19,107
Real estate construction
Residential construction	-	-	395	-	-	-	395
Commercial construction	-	-	4,422	-	-	-	4,422
Land and land development	-	-	10,271	5	-	589	10,865
Real estate mortgages
1-4 family residential, first lien, investment	-	-	35,102	1,724	229	483	37,538
1-4 family residential, first lien, owner occupied	-	-	15,207	325	-	1,097	16,629
1-4 family residential, junior lien	-	-	2,214	326	189	142	2,871
Home equity lines of credit, first lien	-	-	7,872	40	-	-	7,912
Home equity lines of credit, junior lien	-	-	13,911	-	-	111	14,022
Farm	-	-	11,253	-	-	-	11,253
Multifamily	-	-	31,052	-	-	-	31,052
Commercial owner occupied	-	695	81,582	1,019	-	-	83,296
Commercial non-owner occupied	-	-	104,963	1,012	-	1,087	107,062
Consumer
Consumer revolving credit	65	19,766	539	-	-	3	20,373
Consumer all other credit	284	9,977	1,027	4	-	36	11,328
Student loans purchased	-	-	56,011	889	-	-	56,900
Total Loans	$6,715	$54,663	$407,836	$5,603	$654	$6,664	$482,135

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

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

It has been the Company’s experience that the first five factors drive losses to a much greater extent than the last three factors; therefore, the first five factors are weighted more heavily. Qualitative factors are not assessed against loans rated “Excellent” since these are fully collateralized by cash or are guaranteed by a U.S. government agency.

For each segment and class of loans, management must exercise significant judgment to determine the estimation method that fits the credit risk characteristics of the various segments. Although this evaluation is inherently subjective, qualified management utilizes its significant knowledge and experience related to both the market and history of the Company’s loan losses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Impaired loans are individually evaluated and, if deemed appropriate, a specific allocation is made for these loans. In reviewing the loans classified as impaired totaling $2.6 million at December 31, 2017, there was no valuation allowance on any of these loans after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the customer.

Allowance for Loan Losses Rollforward by Portfolio Segment
As of and for the year ended December 31, 2017

		Real Estate
	Commercial	Construction	Real Estate	Consumer
	Loans	and Land	Mortgages	Loans	Total
Allowance for Loan Losses:
Balance as of January 1, 2017	$824	$127	$2,506	$231	$3,688
Charge-offs	(111)	-	-	-	(111)
Recoveries	31	-	2	15	48

Provision for (recovery of) loan losses	141	79	222	(24)	418
Ending Balance	$885	$206	$2,730	$222	$4,043

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	885	206	2,730	222	4,043

Loans:
Individually evaluated for impairment	$-	$41	$1,450	$1,083	$2,574
Collectively evaluated for impairment	81,365	26,817	321,401	96,627	526,210
Ending Balance	$81,365	$26,858	$322,851	$97,710	$528,784

As of and for the year ended December 31, 2016

		Real Estate
	Commercial	Construction	Real Estate	Consumer
	Loans	and Land	Mortgages	Loans	Total
Allowance for Loan Losses:
Balance as of January 1, 2016	$797	$159	$2,592	$19	$3,567
Charge-offs	(25)	-	(12)	-	(37)
Recoveries	32	-	3	12	47

Provision for (recovery of) loan losses	20	(32)	(77)	200	111
Ending Balance	$824	$127	$2,506	$231	$3,688

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	824	127	2,506	231	3,688

Loans:
Individually evaluated for impairment	$-	$51	$1,482	$889	$2,422
Collectively evaluated for impairment	66,217	15,631	310,153	87,712	479,713
Ending Balance	$66,217	$15,682	$311,635	$88,601	$482,135

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Note 5 – Premises and Equipment

Premises and equipment are summarized as follows:

	December 31, 2017	December 31, 2016
Leasehold improvements	$14,426	$14,549
Building and land	1,216	1,215
Construction and fixed assets in progress	118	-
Furniture and equipment	6,370	6,205
Computer software	2,167	2,101
	$24,297	$24,070
Less: accumulated depreciation and amortization	16,926	16,024
	$7,371	$8,046

At December 31, 2017, the Company had leased certain of its banking and operations offices under operating lease agreements on terms ranging from 1 to 20 years with renewal options. Rent expense charged to operations under operating lease agreements totaled $879,000 in 2017 and $925,000 in 2016.

The following is a schedule of future minimum rental payments required under non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2017:

2018	$737
2019	656
2020	660
2021	669
2022	638
Thereafter	1,441
$4,801

Note 6 – Intangible Assets

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

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

Through the twelve months ended December 31, 2017, the Company recognized $112,000 in amortization expense from these identified intangible assets with a finite life. The net carrying value of $579,000 will be recognized as amortization expense in future reporting periods through 2026. The following shows the gross and net balance of these intangible assets as of December 31, 2017.

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Identified Intangible Assets
Non-Compete Agreement	$103	$66	$37
Customer Relationships Intangible	670	128	$542
Total Identified Intangible Assets	$773	$194	$579

As of December 31, 2017, the Company carried a contingent liability of $156,000, representing the net of the fair value of the purchase price, less the first two payments made to the Seller. The remaining three annual payments as delineated in the Purchase Agreement will be paid from this liability.

Note 7 – Deposits

At December 31, 2017, the scheduled maturities of time deposits are as follows:

2018	$104,534
2019	1,393
2020	2,011
2021	282
2022	1,013
$109,233

The aggregate amount of time deposits with a minimum balance of $250,000 was $28.2 million at December 31, 2017 and $38.4 million at December 31, 2016.

Brokered deposits totaled $32.5 million and $24.9 million at December 31, 2017 and 2016, respectively. These brokered deposits represent reciprocal relationships established under the Certificate of Deposit Account Registry Service (CDARS™), whereby depositors can obtain FDIC insurance on deposits up to at least $50 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Deposit account overdrafts reported as loans totaled $434,000 and $26,000 at December 31, 2017 and 2016, respectively.

The Company has entered into deposit transactions with certain directors, principal officers and their affiliates (collectively referred to as “related party deposits”), all of which are under the same terms as other customers. The aggregate amount of these related party deposits was $6.5 million as of December 31, 2017.

Note 8 – Income Taxes

The Company files tax returns in the U.S. federal jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal tax examinations by tax authorities for years prior to 2014.

The Commonwealth of Virginia assesses a Bank Franchise Tax on banks instead of a state income tax. The Bank Franchise Tax expense is reported in noninterest expense, and the calculation of that tax is unrelated to taxable income.

Net deferred tax assets consist of the following components as of year-end:

	2017	2016
Deferred tax assets:
Allowance for loan losses	$849	$1,207
Non-accrual loan interest	9	11
Stock option/grant expense	54	122
Start-up expenses	29	51
Home equity closing costs	32	58
Deferred compensation expense	9	16
Goodwill and other intangible assets	9	6
Securities available for sale unrealized loss	235	401
Depreciation	366	584
	$1,592	$2,456
Deferred tax liabilities:
Deferred loan costs	42	117
	42	117

Net deferred tax assets	$1,550	$2,339

The provision for income taxes charged to operations for years ended December 31, 2017 and 2016 consists of the following:

	2017	2016
Current tax expense	$3,635	$2,525
Deferred tax expense (benefit) before adjustment for enacted change in tax rate	(195)	77
Deferred tax asset adjustment for enacted change in tax rate	963	-
Provision for income taxes	$4,403	$2,602

Income tax expense for 2017 includes a downward adjustment of net deferred tax assets in the amount of $963,000, recorded as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017. The Act reduced the corporate Federal tax rate from 34% to 21% effective January 1, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2017 and 2016 due to the following:

	2017	2016
Federal statutory rate	34%	34%
Computed statutory tax expense	$3,727	$2,839
Increase (decrease) in tax resulting from:
Tax-exempt interest income	(104)	(113)
Tax-exempt income from Bank Owned Life Insurance (BOLI)	(145)	(150)
Stock option expense	4	9
Stock option exercise benefit	(59)	-
Deferred tax asset adjustment for enacted change in tax rate	963	-
Other expenses	17	17
Provision for income taxes	$4,403	$2,602

Note 9 – Commitments and Contingent Liabilities

In the normal course of business, there are various outstanding commitments and contingent liabilities, which are not reflected in the accompanying consolidated financial statements. The Company does not anticipate any material loss as a result of these transactions.

As a member of the Federal Reserve System, the Company is required to maintain certain average clearing balances. Those balances include amounts on deposit with the Federal Reserve. For the final weekly reporting period in the years ended December 31, 2017 and December 31, 2016, no daily average required balances were required for either year.

Note 10 – Financial Instruments with Off-Balance Sheet Risk and Credit Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit and standby letters of credit. In addition to the amounts shown below, the Company has extended commitment letters at December 31, 2017 in the amount of $34.4 million to various borrowers. At December 31, 2016, commitment letters totaled $7.5 million. Commitment letters are done in the normal course of business and typically expire after 120 days. All of these off-balance-sheet instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet, although material losses are not anticipated. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The totals for financial instruments whose contract amount represents credit risk are shown below:

	Notional Amount
	December 31, 2017	December 31, 2016
Unfunded lines-of-credit	$99,757	$96,685
ACH	17,681	14,854
Letters of credit	6,039	6,328
Total	$123,477	$117,867

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

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

The Company has approximately $107,000 in deposits in other financial institutions in excess of amounts insured by the FDIC at December 31, 2017.

Note 11 – Related Party Transactions

From time to time, the Company and its subsidiaries have business dealings with companies owned by directors and beneficial shareholders of the Company. Payments made to these companies that exceeded the disclosure threshold of $120,000 in 2017 are reported below.

In 2017, rental expenditures of $483,000 (including reimbursements for taxes, insurance, and other expenses) were paid to an entity indirectly owned by a director of the Company.

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

The Basel III regulatory capital rules effective January 1, 2015 required the Company and its subsidiaries to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.50% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.00% of risk-weighted assets (increased from the prior requirement of 4.00%); (iii) a total capital ratio of 8.00% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.00% of total assets (unchanged from the prior requirement). These were the initial capital requirements.

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

The Bank’s capital ratios remained well above the levels designated by bank regulators as “well capitalized” at December 31, 2017. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that management believes have changed the institution’s category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The Company calculates its regulatory capital under the Basel III regulatory capital framework. The table below summarizes the Company’s regulatory capital and related ratios for the periods presented:

December 31, 2017					Minimum
					To Be Well Capitalized
			Minimum Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk Weighted Assets)
Consolidated	$69,196	12.99%	$42,622	8.00%	N/A	N/A
Bank	$68,058	12.78%	$42,591	8.00%	$53,238	10.00%

Common Equity Tier 1 Capital
(To Risk Weighted Assets)
Consolidated	$65,153	12.23%	$23,975	4.50%	N/A	N/A
Bank	$64,015	12.02%	$23,957	4.50%	$34,605	6.50%

Tier 1 Capital
(To Risk Weighted Assets)
Consolidated	$65,153	12.23%	$31,967	6.00%	N/A	N/A
Bank	$64,015	12.02%	$31,943	6.00%	$42,591	8.00%

Tier 1 Capital
(To Average Assets)
Consolidated	$65,153	10.58%	$24,638	4.00%	N/A	N/A
Bank	$64,015	10.40%	$24,624	4.00%	$30,780	5.00%

December 31, 2016					Minimum
					To Be Well Capitalized
			Minimum Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk Weighted Assets)
Consolidated	$62,741	12.66%	$39,650	8.00%	N/A	N/A
Bank	$61,528	12.41%	$39,658	8.00%	$49,572	10.00%

Common Equity Tier 1 Capital
(To Risk Weighted Assets)
Consolidated	$59,053	11.91%	$22,303	4.50%	N/A	N/A
Bank	$57,840	11.67%	$22,308	4.50%	$32,222	6.50%

Tier 1 Capital
(To Risk Weighted Assets)
Consolidated	$59,053	11.91%	$29,738	6.00%	N/A	N/A
Bank	$57,840	11.67%	$29,743	6.00%	$39,658	8.00%

Tier 1 Capital
(To Average Assets)
Consolidated	$59,053	10.31%	$22,921	4.00%	N/A	N/A
Bank	$57,840	10.10%	$22,905	4.00%	$28,631	5.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

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

At December 31, 2017, the maximum amount of retained earnings available to the Bank for cash dividends to the Company was $12,199,000.

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
(Dollar amounts in thousands, except per share data)

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

The following tables present the balances measured at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2017 Using:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$18,962	$-	$18,962	$-
Mortgage-backed securities/CMOs	29,945	-	29,945	-
Municipal bonds	18,593	-	18,593	-
Marketable equity securities	1	-	1	-
Total securities available for sale	$67,501	$-	$67,501	$-

		Fair Value Measurements at December 31, 2016 Using:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$14,501	$-	$14,501	$-
Corporate bonds	2,010	-	2,010	-
Mortgage-backed securities/CMOs	24,982	-	24,982	-
Municipal bonds	15,169	-	15,169	-
Total securities available for sale	$56,662	$-	$56,662	$-

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Other real estate owned

Other real estate owned is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company (Level 2). If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the Allowance for Loan Losses. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the Consolidated Statements of Income. The Company had no OREO at December 31, 2017 or December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

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

Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses in the Consolidated Statements of Income. The Company had $2.6 million and $2.4 million in impaired loans as of December 31, 2017 and December 31, 2016, respectively. None of these impaired loans required a valuation allowance after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the customer.

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

Deposit liabilities

The fair value of demand deposits, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Repurchase agreements and other borrowings

The carrying amounts of repurchase agreements and other borrowings, including federal funds purchased and FHLB advances, approximate fair value.

Off-balance sheet financial instruments

The fair values of loan commitments and standby letters of credit are immaterial. Therefore, they have not been included in the following table.

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

		Fair Value Measurement at December 31, 2017 using:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$18,277	$18,277	$-	$-	$18,277
Available for sale securities	67,501	-	67,501	-	67,501
Loans, net	524,741	-	-	517,339	517,339
Bank owned life insurance	16,344	-	16,344	-	16,344
Accrued interest receivable	2,012	-	363	1,649	2,012

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$433,729	$-	$433,729	$-	$433,729
Certificates of deposit	109,233	-	108,936	-	108,936
Repurchase agreements and other borrowings	34,092	-	34,092	-	34,092
Accrued interest payable	110	-	110	-	110

		Fair Value Measurement at December 31, 2016 using:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$38,500	$38,500	$-	$-	$38,500
Available for sale securities	56,662	-	56,662	-	56,662
Loans, net	478,447	-	-	476,438	476,438
Bank owned life insurance	13,917	-	13,917	-	13,917
Accrued interest receivable	1,662	-	272	1,390	1,662

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$409,625	$-	$409,625	$-	$409,625
Certificates of deposit	115,026	-	114,979	-	114,979
Repurchase agreements and other borrowings	19,700	-	19,700	-	19,700
Accrued interest payable	107	-	107	-	107

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

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

Note 15 – Other Noninterest Expenses

The Company had the following other noninterest expenses as of the dates indicated:

	December 31, 2017	December 31, 2016
ATM, debit and credit card	$283	$305
Bank franchise tax	476	432
Computer software	397	385
Data processing	1,031	1,168
FDIC deposit insurance assessment	276	241
Marketing, advertising and promotion	472	404
Professional fees	565	499
Other	1,700	1,618
	$5,200	$5,052

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

The Company contributed $322,000 to the 401(k) plan in 2017 and $314,000 in 2016. These expenses represent the matching contribution by the Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

A summary of the shares issued and available under each of the Company’s stock incentive plans (the “Plans”) is shown below as of December 31, 2017. Although the 2003 Plan and 2005 Plan have expired and no new grants will be issued under these plans, there were shares issued before the plans expired which are still outstanding as shown below.

	2003 Plan	2005 Plan	2014 Plan
Aggregate shares issuable	128,369	230,000	250,000
Options issued, net of forfeited and expired options	(108,054)	(67,507)	(2,000)
Cancelled due to Plan expiration	(20,315)	(162,493)	-
Remaining available for grant	-	-	248,000

Grants issued and outstanding:
Total vested and unvested shares	15,568	26,357	2,000
Fully vested shares	15,568	25,107	-

Exercise price range	$18.26 to	$11.74 to	$30.20 to
	$18.26	$23.26	$30.20

The Company accounts for all of its stock incentive plans under recognition and measurement accounting principles which require that the compensation cost relating to stock-based payment transactions be recognized in financial statements. Stock-based compensation arrangements include stock options and restricted stock. All stock-based payments to employees are required to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. For the years ended December 31, 2017 and December 31, 2016, the Company recognized $10,000 and $28,000, respectively, in compensation expense for stock options. As of December 31, 2017, there was $8,000 in unamortized compensation expense remaining to be recognized in future reporting periods through 2021.

Stock Options

Changes in the stock options outstanding related to the Plans are summarized as follows:

	December 31, 2017
		Weighted Average	Aggregate
	Number of Options	Exercise Price	Intrinsic Value
Outstanding at January 1, 2017	98,893	$22.83	$592
Issued	2,000	30.20
Exercised	(41,903)	22.70
Expired	(10,465)	30.86
Forfeited	(4,600)	26.96
Outstanding at December 31, 2017	43,925	$20.96	$793

Options exercisable at December 31, 2017	40,675	$20.59	$749

There was an intrinsic value of $411,000 for the options exercised during the year ended December 31, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The fair value of any option grant is estimated at the grant date using the Black-Scholes pricing model. There were no stock option grants during the year ended December 31, 2016. In 2017, a stock option grant of 2,000 shares was issued, and the fair value on the grant issued was estimated based on the assumptions noted in the following table:

For the year ended
December 31, 2017
Expected volatility[1]	17.90%
Expected dividends[2]	1.72%
Expected term (in years)[3]	6.25
Risk-free rate[4]	2.00%

[1]	Based on the monthly historical volatility of the Company’s stock price over the expected life of the options.
[2]	Calculated as the ratio of historical dividends paid per share of common stock to the stock price on the date of grant.
[3]	Based on the average of the contractual life and vesting period for the respective option.
[4]	Based upon an interpolated US Treasury yield curve interest rate that corresponds to the contractual life of the option, in effect at the time of the grant.

Summary information pertaining to options outstanding at December 31, 2017 is as follows:

		Weighted-Average	Weighted		Weighted-
		Remaining	Average Exercise		Average Exercise
Exercise Price	Options Outstanding	Contractual Life	Price	Options Exercisable	Price
$11.74 to 20.00	19,118	1.9 Years	$17.84	17,868	$17.82
$20.01 to 30.00	22,807	0.7 Years	22.76	22,807	22.76
$30.01 to 33.91	2,000	9.2 Years	30.20	0	-
Total	43,925	1.6 Years	$20.96	40,675	$20.59

Restricted Stock

There were no restricted stock grants outstanding throughout 2017 or 2016. No restricted stock grants were awarded during the twelve months of 2017 or 2016.

Note 18 – Net Income per Share

The following shows the weighted average number of shares used in computing net income per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock has no effect on net income available to common shareholders.

	December 31, 2017			December 31, 2016
		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic net income per share	$6,554	2,393,687	$2.74	$5,748	2,369,331	$2.43
Effect of dilutive stock options		21,158	(0.03)		14,700	(0.02)
Diluted net income per share	$6,554	2,414,845	$2.71	$5,748	2,384,031	$2.41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

There were no stock options not included in the calculation of net income per share in 2017. In 2016, stock options representing 34,960 average shares were not included in the calculation of net income per share, as their effect would have been antidilutive.

Note 19 – Other Comprehensive Income

A component of the Company’s comprehensive income, in addition to net income from operations, is the recognition of the realized gains and losses on AFS securities, net of income taxes. Reclassifications of unrealized gains and losses on AFS securities are reported in the income statement as “Gains (losses) on sales and calls of securities” with the corresponding income tax effect reflected as a component of income tax expense. Amounts reclassified out of accumulated other comprehensive income (loss) are presented below:

	December 31,	December 31,
	2017	2016
Available-for-sale securities
Realized gains (losses) on sales and calls of securities	$(75)	$197
Tax effect	25	(67)
Realized gains (losses), net of tax	$(50)	$130

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

A management fee for administrative and technology support services provided by the Bank is charged to VNB Wealth. For both years ended December 31, 2017 and December 31, 2016, management fees of $100,000 were charged to VNB Wealth and eliminated in consolidated totals. The VNB Wealth total assets as shown in the following tables represent the assets of VNB Wealth and should not be confused with client assets under management.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Segment information as of, and for the years ended, December 31, 2017 and 2016, is shown in the following tables:

2017	Bank	VNB Wealth	Consolidated
Net interest income	$21,282	$95	$21,377
Provision for loan losses	418	-	418
Non-interest income	2,722	3,158	5,880
Non-interest expense	13,380	2,502	15,882
Income before income taxes	10,206	751	10,957
Provision for income taxes	4,147	256	4,403
Net income	$6,059	$495	$6,554

Total assets	$633,609	$10,277	$643,886

2016	Bank	VNB Wealth	Consolidated
Net interest income	$18,228	$46	$18,274
Provision for loan losses	111	-	111
Non-interest income	3,106	2,377	5,483
Non-interest expense	12,874	2,422	15,296
Income before income taxes	8,349	1	8,350
Provision for income taxes	2,601	1	2,602
Net income	$5,748	$-	$5,748

Total assets	$595,129	$9,901	$605,030

Note 21 – Condensed Parent Company Financial Statements

Condensed financial statements pertaining only to the Parent Company are presented below. The investment in subsidiary is accounted for using the equity method of accounting.

A quarterly cash dividend payment has been authorized by the Bank’s Board of Directors and paid to the Parent Company each quarter in 2017 and 2016, for a total of $720 thousand and $1.2 million, respectively. In 2016, the Bank paid dividends of an additional $1.2 million to provide the Parent Company with cash for the repurchase of stock as authorized under the Stock Repurchase Program.

The payment of dividends by the subsidiary is restricted by various regulatory limitations. Banking regulations also prohibit extensions of credit to the parent company unless appropriately secured by assets. For more detail on dividends, see Note 13 – Dividend Restrictions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Condensed Parent Company Only

BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$1,236	$1,161
Investment securities	65	64
Investments in subsidiary	63,967	57,841
Other assets	330	328
Total assets	$65,598	$59,394

LIABILITIES & SHAREHOLDERS' EQUITY
Other liabilities	$493	$340
Stockholders' equity	65,105	59,054
Total liabilities and stockholders' equity	$65,598	$59,394

STATEMENTS OF INCOME

	For the years ended
	December 31, 2017	December 31, 2016
Dividends from subsidiary	$720	$2,430
Noninterest expense	388	384
Income before income taxes	$332	$2,046
Income tax (benefit)	(137)	(121)
Income before equity in undistributed earnings of subsidiary	$469	$2,167
Equity in undistributed earnings of subsidiary	6,085	3,581
Net income	$6,554	$5,748

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Condensed Parent Company Only (Continued)

STATEMENTS OF CASH FLOWS

	For the years ended
	December 31, 2017	December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,554	$5,748
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(6,085)	(3,581)
Deferred tax expense (benefit)	91	(122)
Stock option & stock grant expense	10	28
(Increase) decrease in other assets	(93)	164
Increase (decrease) in other liabilities	3	(2)
Net cash provided from operating activities	480	2,235

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of available for sale securities	(1)	-
Net cash used in investing activities	(1)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	981	179
Stock purchased under stock repurchase plan	-	(1,260)
Dividends paid	(1,385)	(1,092)
Net cash used in financing activities	(404)	(2,173)

NET INCREASE IN CASH AND CASH EQUIVALENTS	75	62

CASH AND CASH EQUIVALENTS
Beginning of period	1,161	1,099
End of period	$1,236	$1,161

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. This assessment was based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) on May 14, 2013.

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

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Information is incorporated by reference to the information that appears under the headings “Proposal 1 – Election of Directors,” “Executive Compensation – Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Information about the Board of Directors and Board Committees” contained in the Company’s Definitive Proxy Statement for the Company’s 2018 Annual Meeting of Shareholders to be held May 18, 2018 (“Definitive Proxy Statement”) to be filed by May 1, 2018.

Item 11. EXECUTIVE COMPENSATION.

Information is incorporated by reference to the information that appears under the headings “Executive Compensation – Executive Officers” and “Information about the Board of Directors and Board Committees – Compensation of Directors” contained in of the Company’s Definitive Proxy Statement to be filed by May 1, 2018.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Other than as set forth below, this information is incorporated by reference from Note 17, “Stock Incentive Plans,” in the notes to consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data of this Form 10-K and from the “Beneficial Ownership of Company Common Stock” section of the Company’s Definitive Proxy Statement to be filed by May 1, 2018.

The following table summarizes information, as of December 31, 2017, relating to the Company’s Stock Incentive Plans:

Number of securities
remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under equity
	issued upon exercise of	price of outstanding	compensation plans
	outstanding options,	options, warrants and	(excluding securities
	warrants and rights	rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	43,925	$20.96	248,000
Equity compensation plans not approved by security holders	--	--	--
Total	43,925	$20.96	248,000

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information is incorporated by reference from the “Information about the Board of Directors and Board Committees” and “Transactions with Related Persons” sections of the Company’s Definitive Proxy Statement to be filed by May 1, 2018. For further information, see Note 11 of the notes to consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data in this Form 10-K.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

This information is incorporated by reference from the “Independent Auditors” section of the Company’s Definitive Proxy Statement to be filed by May 1, 2018.

Part IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are files as part of this report:

(a)(1) Financial Statements

The following consolidated financial statements and reports of independent registered public accountants of the Company are in Part II, Item 8. Financial Statements and Supplementary Data:

(i)	Consolidated Balance Sheets – December 31, 2017 and December 31, 2016
(ii)	Consolidated Statements of Income – Years ended December 31, 2017 and December 31, 2016
(iii)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2017 and December 31, 2016
(iv)	Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2017 and December 31, 2016
(v)	Consolidated Statements of Cash Flows – Years ended December 31, 2017 and December 31, 2016
(vi)	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated statements or notes thereto.

(a)(3) Exhibit Index:

Exhibit
Number	Description of Exhibit
2.0	Reorganization Agreement and Plan of Share Exchange, dated as of March 6, 2013, between Virginia National Bank and Virginia National Bankshares Corporation (incorporated by reference to Virginia National Bankshares Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

3.1	Articles of Incorporation of Virginia National Bankshares Corporation, as amended and restated (incorporated by reference to Virginia National Bankshares Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

3.2	Bylaws of Virginia National Bankshares Corporation (incorporated by reference to Virginia National Bankshares Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

10.1	Virginia National Bank 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Virginia National Bankshares Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2017. Virginia National Bankshares Corporation assumed this plan from Virginia National Bank on December 16, 2013 upon consummation of the reorganization under the agreement referenced as Exhibit 2.0).

10.2	Virginia National Bank Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Virginia National Bankshares Corporation’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 25, 2017. Virginia National Bankshares Corporation assumed this plan from Virginia National Bank on December 16, 2013 upon consummation of the reorganization under the agreement referenced as Exhibit 2.0).

10.3	Virginia National Bankshares Corporation 2014 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to Virginia National Bankshares Corporation’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 25, 2017).

10.4	Form of Management Continuity Agreement executed March 2, 2017 between Virginia National Bankshares Corporation and each of Glenn W. Rust, Virginia R. Bayes, Tara Y. Harrison and Donna G. Shewmake (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 3, 2017).

10.5	Non-Disclosure, Non-Solicitation and Non-Competition Agreement dated March 2, 2017 between Virginia National Bank and Glenn W. Rust (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 3, 2017).

10.6	Form of Non-Disclosure, Non-Solicitation and Non-Competition Agreement dated March 2, 2017 between Virginia National Bank and each of Virginia R. Bayes, Tara Y. Harrison and Donna G. Shewmake (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on March 3, 2017).

21.0	Subsidiaries of the Registrant (refer to Item 1. Business, beginning on page 3 of this Form 10-K Report for a discussion of Virginia National Bankshares Corporation’s direct and indirect subsidiaries).

31.1	302 Certification of Principal Executive Officer

31.2	302 Certification of Principal Financial Officer

32.1	906 Certification

101.0	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Income for the years ended December 31, 2017 and December 31, 2016, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2017 and December 31, 2016, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for years ended December 31, 2017 and December 31, 2016, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2017 and December 31, 2016, and (vi) the Notes to Consolidated Financial Statements (furnished herewith).

Item 16. Form 10-K Summary.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

VIRGINIA NATIONAL BANKSHARES CORPORATION

/s/ Tara Y. Harrison
Tara Y. Harrison
Executive Vice President and Chief Financial Officer
Date:	March 27, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 27, 2018.

Signatures	Title

Director
H. K. Benham, III

/s/ Steven W. Blaine	Director
Steven W. Blaine

/s/ William D. Dittmar, Jr.	Chairman of the Board
William D. Dittmar, Jr.

/s/ Tara Y. Harrison	Executive Vice President & Chief Financial Officer
Tara Y. Harrison	(principal financial and accounting officer)

/s/ James T. Holland	Director
James T. Holland

/s/ Linda M. Houston	Director
Linda M. Houston

/s/ Susan King Payne	Director
Susan King Payne

/s/ Glenn W. Rust	President & Chief Executive Officer and Director
Glenn W. Rust	(principal executive officer)

/s/ Gregory L. Wells	Director
Gregory L. Wells

/s/ Bryan D. Wright	Director
Bryan D. Wright