Form 10-Q
period 2018-03-31
Virginia National Bankshares Corp
filed 2018-05-15
CIK 1572334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

___________

FORM 10-Q
___________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       ☐  Yes       ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 10, 2018:

Class of Stock	Shares Outstanding
Common Stock, Par Value $2.50	2,538,278

VIRGINIA NATIONAL BANKSHARES CORPORATION

FORM 10-Q

TABLE OF CONTENTS

Part I. Financial Information
Item 1	Financial Statements
Consolidated Balance Sheets (unaudited)		Page 3
Consolidated Statements of Income (unaudited)		Page 4
Consolidated Statements of Comprehensive Income (unaudited)		Page 5
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)		Page 6
Consolidated Statements of Cash Flows (unaudited)		Page 7
Notes to Consolidated Financial Statements (unaudited)		Page 8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 28
Application of Critical Accounting Policies and Estimates		Page 29
Financial Condition		Page 29
Results of Operations		Page 34

Item 3	Quantitative and Qualitative Disclosures About Market Risk	Page 39

Item 4	Controls and Procedures	Page 39

Part II. Other Information
Item 1	Legal Proceedings	Page 39
Item 1A	Risk Factors	Page 39
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	Page 40
Item 3	Defaults Upon Senior Securities	Page 40
Item 4	Mine Safety Disclosures	Page 40
Item 5	Other Information	Page 40
Item 6	Exhibits	Page 40

Signatures		Page 41

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31, 2018	December 31, 2017 *
ASSETS	(Unaudited)
Cash and due from banks	$6,902	$11,390
Federal funds sold	-	6,887
Securities:
Available for sale, at fair value	64,930	67,501
Restricted securities, at cost	2,319	2,284
Total securities	67,249	69,785
Loans	524,729	528,784
Allowance for loan losses	(3,955)	(4,043)
Loans, net	520,774	524,741
Premises and equipment, net	7,056	7,371
Bank owned life insurance	16,453	16,344
Goodwill	372	372
Other intangible assets, net	553	579
Accrued interest receivable and other assets	6,114	6,417
Total assets	$625,473	$643,886
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest-bearing	$162,720	$193,081
Interest-bearing	94,369	102,583
Money market and savings deposit accounts	163,187	138,065
Certificates of deposit and other time deposits	104,566	109,233
Total deposits	524,842	542,962
Repurchase agreements and other borrowings	31,482	34,092
Accrued interest payable and other liabilities	2,328	1,727
Total liabilities	558,652	578,781

Shareholders' equity:
Preferred stock, $2.50 par value, 2,000,000 shares authorized, no shares outstanding	-	-
Common stock, $2.50 par value, 10,000,000 shares authorized; 2,417,084 and 2,410,680 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	6,043	6,027
Capital stock dividend distributable	301	-
Capital surplus	26,840	22,038
Retained earnings	35,263	37,923
Accumulated other comprehensive loss	(1,626)	(883)
Total shareholders' equity	66,821	65,105
Total liabilities and shareholders' equity	$625,473	$643,886

*	Derived from audited Consolidated Financial Statements

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	For the three months ended
	March 31, 2018	March 31, 2017
Interest and dividend income:
Loans, including fees	$5,714	$4,965
Federal funds sold	35	73
Investment securities:
Taxable	278	206
Tax exempt	85	60
Dividends	28	23
Other	-	3
Total interest and dividend income	6,140	5,330

Interest expense:
Demand and savings deposits	232	110
Certificates and other time deposits	140	156
Federal funds purchased and securities sold under agreements to repurchase	72	10
Total interest expense	444	276
Net interest income	5,696	5,054
Recovery of provision for loan losses	(96)	(70)
Net interest income after recovery of provision for loan losses	5,792	5,124

Noninterest income:
Trust income	414	392
Advisory and brokerage income	140	127
Royalty income	518	68
Customer service fees	247	230
Debit/credit card and ATM fees	187	212
Earnings/increase in value of bank owned life insurance	109	105
Fees on mortgage sales	36	17
Gains on sales of securities	-	4
Losses on sales of other assets	(33)	-
Other	96	94
Total noninterest income	1,714	1,249

Noninterest expense:
Salaries and employee benefits	1,991	1,901
Net occupancy	480	471
Equipment	128	146
Other	1,418	1,307
Total noninterest expense	4,017	3,825

Income before income taxes	3,489	2,548
Provision for income taxes	693	813
Net income	$2,796	$1,735

Net income per common share, basic *	$1.10	$0.70
Net income per common share, diluted *	$1.09	$0.69

*	Per share data has been retroactively adjusted to reflect a 5% stock dividend effective April 13, 2018.

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	For the three months ended
	March 31, 2018	March 31, 2017
Net income	$2,796	$1,735

Other comprehensive (loss) income

Unrealized (losses) gains on securities, net of tax of ($197) and $139 for the three months ended March 31, 2018 and 2017	(743)	273

Reclassification adjustment for realized gains on sales of securities, net of tax of $0 and ($1) for the three months ended March 31, 2018 and 2017	-	(3)

Total other comprehensive (loss) income	(743)	270

Total comprehensive income	$2,053	$2,005

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(Dollars in thousands, except per share data)
(Unaudited)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock *	Surplus *	Earnings	Income (Loss)	Total
Balance, December 31, 2016	$5,922	$21,152	$32,759	$(779)	$59,054
Stock options exercised	33	240	-	-	273
Stock option expense	-	3	-	-	3
Cash dividend declared ($0.13 per share)	-	-	(309)	-	(309)
Net income	-	-	1,735	-	1,735
Other comprehensive income	-	-	-	270	270
Balance, March 31, 2017	$5,955	$21,395	$34,185	$(509)	$61,026

Balance, December 31, 2017	$6,027	$22,038	$37,923	$(883)	65,105
Stock options exercised	16	128	-	-	144
Stock option expense	-	1	-	-	1
Stock dividend distributable	301	4,673	(4,974)	-	-
Cash dividends declared ($0.19 per share)	-	-	(482)	-	(482)
Net income	-	-	2,796	-	2,796
Other comprehensive loss	-	-	-	(743)	(743)
Balance, March 31, 2018	$6,344	$26,840	$35,263	$(1,626)	$66,821

*	Common stock and capital surplus as of March 31, 2018 includes the 5% stock dividend distributable effective April 13, 2018.

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the three months ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,796	$1,735
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of provision for loan losses	(96)	(70)
Net amortization and accretion of securities	73	99
Net gains on sales and calls of securities	-	(4)
Net losses on sales of assets	33	-
Earnings on bank owned life insurance	(109)	(105)
Amortization of intangible assets	33	36
Depreciation and other amortization	280	299
Stock option/stock grant expense	1	3
Decrease (increase) in accrued interest receivable and other assets	525	(379)
Increase in accrued interest payable and other liabilities	670	835
Net cash provided by operating activities	4,206	2,449

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	-	(13,166)
Net increase in restricted investments	(35)	(34)
Proceeds from maturities, calls and principal payments of available for sale securities	1,557	1,717
Proceeds from sales of available for sale securities	-	653
Net decrease (increase) in organic loans	2,380	(2,233)
Net decrease (increase) in purchased loans	1,683	(3,111)
Cash payment for wealth management book of business	(100)	(300)
Purchase of bank premises and equipment	(23)	(34)
Net cash provided by (used in) investing activities	5,462	(16,508)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, NOW accounts, and money market accounts	(13,453)	26,873
Net (decrease) increase in certificates of deposit and other time deposits	(4,667)	11,127
Net decrease in repurchase agreements	(5,388)	(6,742)
Net increase in other short term borrowings	2,778	-
Proceeds from stock options exercised	144	273
Cash dividends paid	(458)	(308)
Net cash (used in) provided by financing activities	(21,044)	31,223
NET DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS	$(11,376)	$17,164

CASH AND CASH EQUIVALENTS:
Beginning of period	$18,277	$38,500
End of period	$6,901	$55,664

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$427	$266
Taxes	$850	$750

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized (loss) gain on available for sale securities	$(940)	$408

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2018

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

The preparation of financial statements in conformity with GAAP and the reporting guidelines prescribed by regulatory authorities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses (including impaired loans), other-than-temporary impairment of securities, intangible assets, and fair value measurements. Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2017. If needed, certain previously reported amounts have been reclassified to conform to current period presentation. No such reclassifications were significant.

Adoption of New Accounting Standards

On January 1, 2018, the Company adopted ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 makes targeted improvements to several areas of U.S. GAAP, including the disclosure of the fair value of financial instruments that are not measured at fair value on a recurring basis. Specifically, the new guidance (i) eliminates the requirements to disclose the methods and significant assumptions used to estimate the fair value and the description of the changes therein, if any, during the period, (ii) requires the use of the exit price notion, prospectively, in calculating the fair values of financial instruments not measured at fair value on a recurring basis, and (iii) eliminates the guidance that allowed the use of the entry price notion to calculate the fair value of certain financial instruments, such as loans and long-term debt. For example, the Company has historically estimated the fair value for loans reported at amortized cost on its balance sheet by examining the average rates per the terms of these loans, and comparing those average rates to the current rates offered by the Company (i.e., the entry price notion). Utilizing the exit price notion requires the Company to estimate fair value of these loans based on the price that would be received to sell these loans in an orderly transaction between market participants at the measurement date. See Note 7 - Fair Value Measurements, for further information regarding the valuation of these loans. The adoption of ASU 2016-01 did not have a material impact on the Company’s consolidated financial statements and resulted in enhancements to the financial instrument disclosures.

During the first quarter of 2018, the Company adopted ASU 2014-09, "Revenue from Contracts with Customers", and all subsequent amendments to the ASU (collectively "ASC 606"), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as OREO. The majority of the Company's revenue is from interest income, including loans and securities, which are outside the scope of the standard. The services that fall within the scope of the standard are presented within noninterest income on the consolidated statement of income and are recognized as revenue as the Company satisfies its obligations to the customer. The revenue that falls within the scope of ASC 606 is primarily related to service charges on deposit accounts, debit/credit card and ATM fees, asset management fees and sales of other real estate owned, when applicable. ASC 606 did not result in a change to the accounting for any in-scope revenue streams; as such, no cumulative effect adjustment was recorded.

Recent Accounting Pronouncements

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

In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments provide targeted improvements to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically, the amendments include clarifications related to: measurement elections, transition requirements, and adjustments associated with equity securities without readily determinable fair values; fair value measurement requirements for forward contracts and purchased options on equity securities; presentation requirements for hybrid financial liabilities for which the fair value option has been elected; and measurement requirements for liabilities denominated in a foreign currency for which the fair value option has been elected. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-03 to have a material impact on its consolidated financial statements.

Note 2. Securities

The amortized cost and fair values of securities available for sale as of March 31, 2018 and December 31, 2017 were as follows (dollars in thousands):

March 31, 2018	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$19,500	$-	$(716)	$18,784
Mortgage-backed securities/CMOs	29,356	-	(948)	28,408
Municipal bonds	18,132	14	(408)	17,738
Total Securities Available for Sale	$66,988	$14	$(2,072)	$64,930

December 31, 2017	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$19,500	$-	$(538)	$18,962
Mortgage-backed securities/CMOs	30,450	-	(505)	29,945
Municipal bonds	18,668	68	(143)	18,593
Total Debt Securities	68,618	68	(1,186)	67,500
Marketable equity securities	1	-	-	1
Total Securities Available for Sale	$68,619	$68	$(1,186)	$67,501

As of March 31, 2018, there were $61.8 million, or 57 issues of individual securities, in a loss position. These securities have an unrealized loss of $2.1 million and consisted of 25 mortgage-backed/CMOs, 25 municipal bonds, and 7 agency bonds. The following table summarizes all securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, at March 31, 2018 and December 31, 2017 (dollars in thousands):

March 31, 2018
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$7,346	$(154)	$11,438	$(562)	$18,784	$(716)
Mortgage-backed/CMOs	20,385	(600)	8,023	(348)	28,408	(948)
Municipal bonds	14,122	(388)	496	(20)	14,618	(408)
	$41,853	$(1,142)	$19,957	$(930)	$61,810	$(2,072)

December 31, 2017
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$7,390	$(110)	$11,572	$(428)	$18,962	$(538)
Mortgage-backed/CMOs	21,422	(260)	8,523	(245)	29,945	(505)
Municipal bonds	10,389	(132)	504	(11)	10,893	(143)
	$39,201	$(502)	$20,599	$(684)	$59,800	$(1,186)

The Company’s securities portfolio is primarily made up of fixed rate bonds, the prices of which move inversely with interest rates. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality. Accordingly, as of March 31, 2018, management believes the impairments detailed in the table above are temporary, and no impairment loss has been realized in the Company’s consolidated income statement.

An “other-than-temporary impairment” (“OTTI”) is considered to exist if either of the following conditions are met: it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or the Company does not expect to recover the security’s entire amortized cost basis (even if the Company does not intend to sell). In the event that a security would suffer impairment for a reason that was “other than temporary,” the Company would be expected to write down the security’s value to its new fair value, and the amount of the write down would be included in earnings as a realized loss. As of March 31, 2018, management has concluded that none of its investment securities have an OTTI based upon the information available. Additionally, management has the ability to hold any security with an unrealized loss until maturity or until such time as the value of the security has recovered from its unrealized loss position.

Securities having carrying values of $29.3 million at March 31, 2018 were pledged as collateral to secure public deposits and repurchase agreements. At December 31, 2017, securities having carrying values of $29.0 million were similarly pledged.

For the three months ended March 31, 2018, there were no sales of securities. For the three months ended March 31, 2017, proceeds from the sales of securities amounted to $653 thousand, and gross realized gains on these securities were $4 thousand.

Restricted securities are securities with limited marketability and consist of stock in the Federal Reserve Bank of Richmond (“FRB”), the Federal Home Loan Bank of Atlanta (“FHLB”), and CBB Financial Corporation (“CBBFC”), the holding company for Community Bankers Bank. These restricted securities, totaling $2.3 million as of both March 31, 2018 and December 31, 2017, are carried at cost.

Note 3. Loans

The composition of the loan portfolio by loan classification at March 31, 2018 and December 31, 2017 appears below (dollars in thousands).

	March 31,	December 31,
	2018	2017
Commercial
Commercial and industrial - organic	$44,307	$45,254
Commercial and industrial - government guaranteed	24,117	22,946
Commercial and industrial - syndicated	12,868	13,165
Total commercial and industrial	81,292	81,365
Real estate construction and land
Residential construction	4,087	3,812
Commercial construction	12,348	13,365
Land and land development	10,131	9,681
Total construction and land	26,566	26,858
Real estate mortgages
1-4 family residential, first lien, investment	40,268	40,313
1-4 family residential, first lien, owner occupied	17,742	16,448
1-4 family residential, junior lien	2,962	2,965
Home equity lines of credit, first lien	8,250	9,238
Home equity lines of credit, junior lien	13,181	13,226
Farm	10,336	10,445
Multifamily	32,126	33,356
Commercial owner occupied	82,191	80,261
Commercial non-owner occupied	118,834	116,599
Total real estate mortgage	325,890	322,851
Consumer
Consumer revolving credit	20,548	24,030
Consumer all other credit	8,345	9,036
Student loans purchased	62,088	64,644
Total consumer	90,981	97,710
Total loans	524,729	528,784
Less: Allowance for loan losses	(3,955)	(4,043)
Net loans	$520,774	$524,741

The balances in the table above include unamortized premiums and net deferred loan costs and fees. As of March 31, 2018, and December 31, 2017, unamortized premiums on loans purchased were $2.1 million and $2.0 million, respectively. Net deferred loan costs (fees) totaled $178 thousand and $199 thousand as of March 31, 2018 and December 31, 2017, respectively.

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

Following is a breakdown by class of the loans classified as impaired loans as of March 31, 2018 and December 31, 2017. These loans are reported at their recorded investment, which is the carrying amount of the loan as reflected on the Company’s balance sheet, net of charge-offs and other amounts applied to reduce the net book balance. Average recorded investment in impaired loans is computed using an average of month-end balances for these loans for either the three months ended March 31, 2018 or the twelve months ended December 31, 2017. Interest income recognized is for the three months ended March 31, 2018 or the twelve months ended December 31, 2017. (Dollars below reported in thousands.)

March 31, 2018		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Land and land development	$39	$94	$-	$40	$-
1-4 family residential mortgages, first lien, owner occupied	95	134	-	96	-
1-4 family residential mortgages, junior lien	376	378		377	4
Commercial non-owner occupied real estate	961	961	-	965	13
Student loans purchased	1,158	1,158	-	1,108	20
Impaired loans with a valuation allowance	-	-	-	-	-
Total impaired loans	$2,629	$2,725	$-	$2,586	$37

December 31, 2017		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Land and land development	$41	$94	$-	$46	$-
1-4 family residential mortgages, first lien, owner occupied	99	137	-	107	-
1-4 family residential mortgages, junior lien	379	382		367	17
Commercial non-owner occupied real estate	972	972	-	992	48
Student loans purchased	1,083	1,083	-	959	64
Impaired loans with a valuation allowance	-	-	-	-	-
Total impaired loans	$2,574	$2,668	$-	$2,471	$129

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

	March 31, 2018	December 31, 2017
Land and land development	$39	$41
1-4 family residential mortgages, first lien, owner occupied	95	99
1-4 family residential mortgages, junior lien	37	37
Total nonaccrual loans	$171	$177

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

Based on regulatory guidance on Student Lending, the Company has classified 67 of its student loans purchased as TDRs for a total of $1.2 million as of March 31, 2018. These borrowers that should have been in repayment have requested and been granted payment extensions or reductions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered restructurings. Student loan borrowers are allowed in-school deferments, plus an automatic six-month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance. As all student loans purchased are fully insured, the Company does not expect to experience a loss on these loans and interest continues to accrue on these TDRs during any deferment and forbearance periods.

The following provides a summary, by class, of TDRs that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and TDRs that have been placed in non-accrual status, which are considered to be nonperforming (dollars in thousands).

Troubled debt restructurings (TDRs)	March 31, 2018		December 31, 2017
	No. of	Recorded	No. of	Recorded
	Loans	Investment	Loans	Investment
Performing TDRs
1-4 family residential mortgages, junior lien	2	$338	2	$342
Commercial non-owner occupied real estate	1	961	1	972
Student loans purchased	67	1,158	64	1,083
Total performing TDRs	70	$2,457	67	$2,397

Nonperforming TDRs
Land and land development	1	$23	1	$24
Total TDRs	71	$2,480	68	$2,421

A summary of loans shown above that were modified under the terms of a TDR during the three months ended March 31, 2018 and 2017 is shown below by class (dollars in thousands). The Post-Modification Recorded Balance reflects the period end balances, inclusive of any interest capitalized to principal, partial principal paydowns, and principal charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

	For three months ended			For three months ended
	March 31, 2018			March 31, 2017
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Balance	Balance	of Loans	Balance	Balance
Student loans purchased	3	$79	$79	4	$38	$38
Total loans modified during the period	3	$79	$79	4	$38	$38

There were no loans modified as TDRs that subsequently defaulted during the three months ended March 31, 2018 or the twelve months ended December 31, 2017 that were modified as TDRs during the twelve months prior to default.

There were no loans secured by 1-4 family residential property that were in the process of foreclosure at either March 31, 2018 or December 31, 2017.

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

Risk Ratings and Historical Loss Factor Assigned

Excellent

A 0% historical loss factor applied, as these loans are secured by cash or fully guaranteed by a U.S. government agency and represent a minimal risk. The Company has never experienced a loss within this category.

Good

A 0% historical loss factor applied, as these loans represent a low risk and are secured by marketable collateral within margin. The Company has never experienced a loss within this category.

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

The following represents the loan portfolio designated by the internal risk ratings assigned to each credit as of March 31, 2018 and December 31, 2017 (dollars in thousands). There were no loans rated “Doubtful” as of either period.

March 31, 2018	Excellent	Good	Pass	Watch	Special Mention	Sub- standard	TOTAL
Commercial
Commercial and industrial - organic	$2,908	$24,434	$15,819	$378	$228	$540	$44,307
Commercial and industrial - government guaranteed	24,117	-	-	-	-	-	24,117
Commercial and industrial - syndicated	-	-	10,300	-	-	2,568	12,868
Real estate construction
Residential construction	-	-	4,087	-	-	-	4,087
Commercial construction	-	-	12,348	-	-	-	12,348
Land and land development	-	-	9,306	296	-	529	10,131
Real estate mortgages
1-4 family residential, first lien, investment	-	-	37,978	1,861	-	429	40,268
1-4 family residential, first lien, owner occupied	-	-	17,317	221	-	204	17,742
1-4 family residential, junior lien	-	-	2,492	261	39	170	2,962
Home equity lines of credit, first lien	-	-	8,111	139	-	-	8,250
Home equity lines of credit, junior lien	-	-	13,070	-	-	111	13,181
Farm	-	-	8,967	-	-	1,369	10,336
Multifamily	-	-	32,126	-	-	-	32,126
Commercial owner occupied	-	-	76,780	5,411	-	-	82,191
Commercial non-owner occupied	-	-	116,705	1,109	-	1,020	118,834
Consumer
Consumer revolving credit	5	20,004	539	-	-	-	20,548
Consumer all other credit	226	7,480	606	1	-	32	8,345
Student loans purchased	-	-	60,930	1,158	-	-	62,088
Total Loans	$27,256	$51,918	$427,481	$10,835	$267	$6,972	$524,729

December 31, 2017	Excellent	Good	Pass	Watch	Special Mention	Sub- standard	TOTAL
Commercial
Commercial and industrial - organic	$3,000	$23,937	$17,324	$13	$269	$711	$45,254
Commercial and industrial - government guaranteed	22,946	-	-	-	-	-	22,946
Commercial and industrial - syndicated	-	-	10,590	-	-	2,575	13,165
Real estate construction
Residential construction	-	-	3,812	-	-	-	3,812
Commercial construction	-	-	13,365	-	-	-	13,365
Land and land development	-	-	9,137	3	-	541	9,681
Real estate mortgages
1-4 family residential, first lien, investment	-	-	38,003	1,875	-	435	40,313
1-4 family residential, first lien, owner occupied	-	-	15,465	260	-	723	16,448
1-4 family residential, junior lien	-	-	2,488	265	41	171	2,965
Home equity lines of credit, first lien	-	-	9,098	140	-	-	9,238
Home equity lines of credit, junior lien	-	-	13,115	-	-	111	13,226
Farm	-	-	9,065	-	-	1,380	10,445
Multifamily	-	-	33,356	-	-	-	33,356
Commercial owner occupied	-	669	79,137	455	-	-	80,261
Commercial non-owner occupied	-	-	114,610	972	-	1,017	116,599
Consumer
Consumer revolving credit	6	22,977	1,045	1	1	-	24,030
Consumer all other credit	294	8,006	701	2	-	33	9,036
Student loans purchased	-	-	63,561	1,083	-	-	64,644
Total Loans	$26,246	$55,589	$433,872	$5,069	$311	$7,697	$528,784

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
7)	Changes in the experience, ability and depth of lending management and staff, and
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

Impaired loans are individually evaluated and, if deemed appropriate, a specific allocation is made for these loans. In reviewing the loans classified as impaired loans totaling $2.6 million at March 31, 2018, there was no specific valuation allowance on any of these loans after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the borrower.

A summary of the transactions in the Allowance for Loan Losses by loan portfolio segment for the three months ended March 31, 2018 and the year ended December 31, 2017 appears below (dollars in thousands):

Allowance for Loan Losses Rollforward by Portfolio Segment As of and for the period ended March 31, 2018

	Commercial Loans	Real Estate Construction and Land	Real Estate Mortgages	Consumer Loans	Total
Allowance for Loan Losses:
Balance as of January 1, 2018	$885	$206	$2,730	$222	$4,043
Charge-offs	-	-	-	(1)	(1)
Recoveries	5	-	-	4	9
Provision for (recovery of) loan losses	(28)	4	(60)	(12)	(96)
Ending Balance	$862	$210	$2,670	$213	$3,955

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	862	210	2,670	213	3,955

Loans:
Individually evaluated for impairment	$-	$39	$1,432	$1,158	$2,629
Collectively evaluated for impairment	81,292	26,527	324,458	89,823	522,100
Ending Balance	$81,292	$26,566	$325,890	$90,981	$524,729

As of and for the year ended December 31, 2017

	Commercial Loans	Real Estate Construction and Land	Real Estate Mortgages	Consumer Loans	Total
Allowance for Loan Losses:
Balance as of January 1, 2017	$824	$127	$2,506	$231	$3,688
Charge-offs	(111)	-	-	-	(111)
Recoveries	31	-	2	15	48
Provision for (recovery of) loan losses	141	79	222	(24)	418
Ending Balance	$885	$206	$2,730	$222	$4,043

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	885	206	2,730	222	4,043

Loans:
Individually evaluated for impairment	$-	$41	$1,450	$1,083	$2,574
Collectively evaluated for impairment	81,365	26,817	321,401	96,627	526,210
Ending Balance	$81,365	$26,858	$322,851	$97,710	$528,784

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

The following tables show the aging of past due loans as of March 31, 2018 and December 31, 2017. Also included are loans that are 90 or more days past due but still accruing, because they are well secured and in the process of collection. (Dollars below reported in thousands.)

Past Due Aging as of March 31, 2018	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing
Commercial loans
Commercial and industrial - organic	$155	$-	$-	$155	$44,152	$44,307	$-
Commercial and industrial - government guaranteed	-	-	-	-	24,117	24,117	-
Commercial and industrial - syndicated	-	-	-	-	12,868	12,868	-
Real estate construction and land
Residential construction	-	-	-	-	4,087	4,087	-
Commercial construction	-	-	-	-	12,348	12,348	-
Land and land development	-	-	-	-	10,131	10,131	-
Real estate mortgages
1-4 family residential, first lien, investment	-	-	-	-	40,268	40,268	-
1-4 family residential, first lien, owner occupied	-	53	-	53	17,689	17,742	-
1-4 family residential, junior lien	37	-	-	37	2,925	2,962	-
Home equity lines of credit, first lien	-	-	-	-	8,250	8,250	-
Home equity lines of credit, junior lien	-	-	-	-	13,181	13,181	-
Farm	-	-	-	-	10,336	10,336	-
Multifamily	-	-	-	-	32,126	32,126	-
Commercial owner occupied	-	-	-	-	82,191	82,191	-
Commercial non-owner occupied	-	-	-	-	118,834	118,834	-
Consumer loans
Consumer revolving credit	-	-	-	-	20,548	20,548	-
Consumer all other credit	45	-	-	45	8,300	8,345	-
Student loans purchased	583	386	377	1,346	60,742	62,088	377
Total Loans	$820	$439	$377	$1,636	$523,093	$524,729	$377

Past Due Aging as of December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing
Commercial loans
Commercial and industrial - organic	$-	$-	$-	$-	$45,254	$45,254	$-
Commercial and industrial - government guaranteed	-	-	-	-	22,946	22,946	-
Commercial and industrial - syndicated	-	-	-	-	13,165	13,165	-
Real estate construction and land
Residential construction	-	-	-	-	3,812	3,812	-
Commercial construction	-	-	-	-	13,365	13,365	-
Land and land development	20	-	-	20	9,661	9,681	-
Real estate mortgages
1-4 family residential, first lien, investment	118	-	-	118	40,195	40,313	-
1-4 family residential, first lien, owner occupied	128	-	18	146	16,302	16,448	18
1-4 family residential, junior lien	-	-	-	-	2,965	2,965	-
Home equity lines of credit, first lien	100	-	-	100	9,138	9,238	-
Home equity lines of credit, junior lien	-	-	-	-	13,226	13,226	-
Farm	-	-	-	-	10,445	10,445	-
Multifamily	-	-	-	-	33,356	33,356	-
Commercial owner occupied	11	-	-	11	80,250	80,261	-
Commercial non-owner occupied	79	91	-	170	116,429	116,599	-
Consumer loans
Consumer revolving credit	1	-	-	1	24,029	24,030	-
Consumer all other credit	71	-	-	71	8,965	9,036	-
Student loans purchased	997	160	271	1,428	63,216	64,644	271
Total Loans	$1,525	$251	$289	$2,065	$526,719	$528,784	$289

Note 5. Net Income Per Share

On March 16, 2018, the Board of Directors approved a stock dividend of five percent (5%) on the outstanding shares of common stock of the Company (or .05 share for each share outstanding) to be issued on April 13, 2018 to all shareholders of record as of the close of business on April 3, 2018. Shareholders received cash in lieu of any fractional shares that they otherwise would have been entitled to receive in connection with the stock dividend. The price paid for fractional shares was based on the volume-weighted average price of a share of common stock for the most recent three (3) days prior to the record date during which a trade of the Company’s stock occurred.

For the following table, share and per share data have been retroactively adjusted to reflect the 5% stock dividend effective April 13, 2018. The table shows the weighted average number of shares used in computing net income per common share and the effect on the weighted average number of shares of diluted potential common stock for the three months ended March 31, 2018 and 2017. Potential dilutive common stock equivalents have no effect on net income available to common shareholders. (Dollars below reported in thousands except per share data.)

Three Months Ended	March 31, 2018			March 31, 2017
		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic net income per share	$2,796	2,534,799	$1.10	$1,735	2,494,588	$0.70
Effect of dilutive stock options	-	20,181	-	-	20,102	-
Diluted net income per share	$2,796	2,554,980	$1.09	$1,735	2,514,690	$0.69

For the three-month period ended March 31, 2018, there were no shares considered anti-dilutive and excluded from this calculation. For the three-month period ended March 31, 2017, option shares totaling 2,100, as adjusted, were considered anti-dilutive and were excluded from this calculation.

Note 6. Stock Incentive Plans

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

A summary of the shares issued and available under each of the Plans is shown below as of March 31, 2018. Share data and exercise price range per share have been adjusted to reflect the 5% stock dividend effective April 13, 2018. Although the 2003 Plan and 2005 Plan have expired and no new grants will be issued under these plans, there were options issued before the plans expired which are still outstanding as shown below.

	2003 Plan	2005 Plan	2014 Plan
Aggregate shares issuable	134,787	241,500	262,500
Options issued, net of forfeited and expired options	(113,457)	(70,884)	(2,100)
Cancelled due to Plan expiration	(21,330)	(170,616)	-
Remaining available for grant	-	-	260,400

Grants issued and outstanding:

Total vested and unvested shares	16,348	21,478	1,575

Fully vested shares	16,348	21,478	-

Exercise price range	$17.39 to	$11.18 to	$28.76 to
	$17.39	$22.15	$28.76

The Company accounts for all of its stock incentive plans under recognition and measurement accounting principles which require that the compensation cost relating to stock-based payment transactions be recognized in the financial statements. Stock-based compensation arrangements include stock options and restricted stock. All stock-based payments to employees are required to be valued at a fair value on the date of grant and expensed based on that fair value over the applicable vesting period. For the three months ended March 31, 2018 and 2017, the Company recognized $1 thousand and $3 thousand, respectively, in compensation expense for stock options. As of March 31, 2018, there was $8 thousand in unamortized compensation expense remaining to be recognized in future reporting periods through 2021.

Stock Options

Changes in the stock options outstanding related to all of the Plans are summarized below. Share and per share data have been retroactively adjusted to reflect the 5% stock dividend effective April 13, 2018. (Dollars in thousands except per share data):

	March 31, 2018
		Weighted Average	Aggregate
	Number of Options	Exercise Price	Intrinsic Value
Outstanding at January 1, 2018	46,121	$19.96
Exercised	(6,720)	21.50	$111
Outstanding at March 31, 2018	39,401	$19.69	$844

Options exercisable at March 31, 2018	37,826	$19.32	$824

The fair value of any grant is estimated at the grant date using the Black-Scholes pricing model. There were no stock option grants during the first three months of 2018. During the twelve months of 2017, a stock option grant of 2,100 shares, as adjusted, was issued.

Summary information pertaining to options outstanding at March 31, 2018 is shown below. Share and per share data have been retroactively adjusted to reflect the 5% stock dividend effective April 13, 2018.

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
	Number of	Average	Average	Number of	Average
	Options	Remaining	Exercise	Options	Exercise
Exercise Price	Outstanding	Contractual Life	Price	Exercisable	Price
$11.18 to $20.00	18,766	1.3 Years	$16.97	18,766	$16.97
$20.01 to $28.76	20,635	1.1 Years	22.17	19,060	21.63
Total	39,401	1.2 Years	$19.69	37,826	$19.32

Restricted Stock

There were no restricted stock grants outstanding throughout 2017 or as of March 31, 2018. No restricted stock grants were awarded during 2017 or the first three months of 2018.

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

The following tables present the balances measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (dollars in thousands):

		Fair Value Measurements at March 31, 2018 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$18,784	$-	$18,784	$-
Mortgage-backed securities/CMOs	28,408	-	28,408	-
Municipal bonds	17,738	-	17,738	-
Total securities available for sale	$64,930	$-	$64,930	$-

		Fair Value Measurements at December 31, 2017 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$18,962	$-	$18,962	$-
Mortgage-backed securities/CMOs	29,945	-	29,945	-
Municipal bonds	18,593	-	18,593	-
Marketable equity securities	1	-	1	-
Total securities available for sale	$67,501	$-	$67,501	$-

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

Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. The Company had impaired loans of $2.6 million as of March 31, 2018 and December 31, 2017. None of these impaired loans required a valuation allowance after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the customer.

Other Real Estate Owned

Other real estate owned (“OREO”) is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the Allowance for Loan Losses. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the Consolidated Statements of Income. As of March 31, 2018 and December 31, 2017, the Company had no OREO property.

ASC 825, “Financial Instruments,” requires disclosures about fair value of financial instruments for interim periods and excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The carrying values and estimated fair values of the Company's financial instruments as of March 31, 2018 and December 31, 2017 are as follows (dollars in thousands):

		Fair Value Measurement at March 31, 2018 using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$6,902	$6,902	$-	$-	$6,902
Available for sale securities	64,930	-	64,930	-	64,930
Loans, net	520,774	-	-	512,053	512,053
Bank owned life insurance	16,453	-	16,453	-	16,453
Accrued interest receivable	1,932	-	374	1,558	1,932

Liabilities
Demand deposits and interest-bearing transaction, money market, and savings accounts	$420,276	$-	$420,276	$-	$420,276
Certificates of deposit	104,566	-	104,474	-	104,474
Repurchase agreements and other borrowings	31,482	-	31,482	-	31,482
Accrued interest payable	127	-	127	-	127

		Fair Value Measurement at December 31, 2017 using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$18,277	$18,277	$-	$-	$18,277
Available for sale securities	67,501	-	67,501	-	67,501
Loans, net	524,741	-	-	517,339	517,339
Bank owned life insurance	16,344	-	16,344	-	16,344
Accrued interest receivable	2,012	-	363	1,649	2,012

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$433,729	$-	$433,729	$-	$433,729
Certificates of deposit	109,233	-	108,936	-	108,936
Repurchase agreements and other borrowings	34,092	-	34,092	-	34,092
Accrued interest payable	110	-	110	-	110

In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of March 31, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion. The Company has historically estimated the fair value for loans reported at amortized cost on its balance sheet by examining the average rates per the terms of these loans, and comparing those average rates to the current rates offered by the Company (i.e., the entry price notion). Utilizing the exit price notion requires the Company to estimate fair value of these loans based on the price that would be received to sell these loans in an orderly transaction between market participants at the measurement date.

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

Note 8. Other Comprehensive Income

A component of the Company’s other comprehensive income, in addition to net income from operations, is the recognition of the unrealized gains and losses on available for sale securities, net of income taxes. Reclassifications of realized gains and losses on available for sale securities are reported in the income statement as “Gains (losses) on sales and calls of securities” with the corresponding income tax effect reflected as a component of income tax expense. Amounts reclassified out of accumulated other comprehensive income are presented below for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Available for sale securities
Realized gains on sales of securities	$-	$4
Tax effect	-	(1)
Realized gains, net of tax	$-	$3

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

The VNB Wealth segment includes (a) trust income from the investment management, wealth advisory and trust and estate services offered by VNBTrust, comprised of both management fees and performance fees, (b) advisory and brokerage income from investment advisory, retail brokerage, annuity and insurance services offered under the name of VNB Investment Services and (c) royalty income from the sale of Swift Run Capital Management, LLC in 2013. More information on royalty income and the related sale can be found under Summary of Significant Accounting Policies in Note 1 of the notes to consolidated financial statements, which is found in Item 8. Financial Statements and Supplementary Data, in the Company’s Form 10-K Report for December 31, 2017 (the “Company’s 2017 Form 10-K”).

A management fee for administrative and technology support services provided by the Bank is charged to VNB Wealth. For both the three months ended March 31, 2018 and 2017, management fees of $25 thousand were charged to VNB Wealth and eliminated in consolidated totals.

The Company is in the process of changing the structure of its VNB Wealth lines of business. The Company intends to form a registered investment adviser (the “RIA”) to offer investment advisory and management services to clients through separately managed accounts and through one or more private investment fund(s). The Company believes the formation of the RIA will allow the Company to offer its investment strategy to a wider range of clients. The Company also plans to merge VNBTrust into the Bank. Following that merger, the Bank will continue to offer trust and estate administration, investment management and other fiduciary services, as well as VNB Investment Services. The Company expects these changes to occur later in 2018, subject to regulatory approvals.

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

Segment information for the three months ended March 31, 2018 and 2017 is shown in the following tables (dollars in thousands). The VNB Wealth total assets as shown in the following tables represent the assets of VNB Wealth and should not be confused with client assets under management.

Three months ended March 31, 2018	Bank	VNB Wealth	Consolidated
Net interest income	$5,662	$34	$5,696
Recovery of provision for loan losses	(96)	-	(96)
Noninterest income	642	1,072	1,714
Noninterest expense	3,491	526	4,017
Income before income taxes	2,909	580	3,489
Provision for income taxes	571	122	693
Net income	$2,338	$458	$2,796
Total assets	$615,143	$10,330	$625,473

Three months ended March 31, 2017	Bank	VNB Wealth	Consolidated
Net interest income	$5,037	$17	$5,054
Recovery of provision for loan losses	(70)	-	(70)
Noninterest income	662	587	1,249
Noninterest expense	3,301	524	3,825
Income before income taxes	2,468	80	2,548
Provision for income taxes	785	28	813
Net income	$1,683	$52	$1,735
Total assets	$629,317	$9,491	$638,808

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Virginia National Bankshares Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2017, included in the Company’s 2017 Form 10-K. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results for the year ending December 31, 2018 or any future period.

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

For additional information regarding critical accounting policies, refer to the Application of Critical Accounting Policies and Critical Accounting Estimates section under Item 7 in the Company’s 2017 Form 10-K. There have been no significant changes in the Company’s application of critical accounting policies since December 31, 2017.

FINANCIAL CONDITION

Total assets

The total assets of the Company as of March 31, 2018 were $625.5 million. This is an $18.4 million decrease from the $643.9 million total assets reported at December 31, 2017 and a $13.3 million decrease from the $638.8 million reported at March 31, 2017. An $18.1 million decline in funding from deposits was the major reason for the contraction in assets since the end of 2017.

Federal funds sold

The Company had no overnight federal funds sold at March 31, 2018, compared to $6.9 million and $45.5 million as of December 31, 2017 and March 31, 2017, respectively. Any excess funds are sold on a daily basis in the federal funds market. The Company intends to maintain sufficient liquidity at all times to meet its funding commitments.

The Company continues to participate in the Federal Reserve Bank of Richmond’s Excess Balance Account (“EBA”). The EBA is a limited-purpose account at the Federal Reserve Bank for the maintenance of excess cash balances held by financial institutions. The EBA eliminates the potential of concentration risk that comes with depositing excess balances with one or multiple correspondent banks.

Securities

The Company’s investment securities portfolio as of March 31, 2018 totaled $67.3 million, a decrease of $2.5 million compared with the $69.8 million reported at December 31, 2017 and a decrease of $2.2 million from the $69.5 million reported at March 31, 2017. Management proactively manages the mix of earning assets and cost of funds to maximize the earning capacity of the Company. At March 31, 2018 and December 31, 2017, the investment securities holdings represented 10.8% of the Company’s total assets.

The Company’s investment securities portfolio included restricted securities totaling $2.3 million as of March 31, 2018 and December 31, 2017 and $1.7 million as of March 31, 2017. These securities represent stock in the Federal Reserve Bank of Richmond (“FRB-R”), the Federal Home Loan Bank of Atlanta (“FHLB-A”), and CBB Financial Corporation (“CBBFC”), the holding company for Community Bankers Bank. The level of FRB-R and FHLB-A stock that the Company is required to hold is determined in accordance with membership guidelines provided by the Federal Reserve Bank Board of Governors or the Federal Home Loan Bank of Atlanta. The increase compared to March 31, 2017 was required by FHLB-A as a result of the Company’s short-term borrowing initiated during the third quarter of 2017. Stock ownership in the bank holding company for Community Bankers’ Bank provides the Bank with several benefits that are not available to non-shareholder correspondent banks. None of these restricted securities are traded on the open market and can only be redeemed by the respective issuer.

At March 31, 2018, the unrestricted securities portfolio totaled $64.9 million. The following table summarizes the Company's available for sale securities by type as of March 31, 2018, December 31, 2017, and March 31, 2017 (dollars in thousands):

	March 31, 2018		December 31, 2017		March 31, 2017
		Percent		Percent		Percent
	Balance	of Total	Balance	of Total	Balance	of Total
U.S. Government agencies	$18,784	28.9%	$18,962	28.1%	$16,610	24.5%
Corporate bonds	-	0.0%	-	0.0%	2,018	2.9%
Mortgage-backed securities/CMOs	28,408	43.8%	29,945	44.4%	34,537	51.0%
Municipal bonds	17,738	27.3%	18,593	27.5%	14,606	21.6%
Marketable equity securities	-	0.0%	1	0.0%	-	0.0%
Total available for sale securities	$64,930	100.0%	$67,501	100.0%	$67,771	100.0%

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

As of March 31, 2018, total loans were $524.7 million, compared to the balance of $528.8 million as of December 31, 2017 and $487.5 million at March 31, 2017. Loans as a percentage of total assets at March 31, 2018 were 83.9%, compared to 76.3% as of March 31, 2017. Loans as a percentage of deposits at March 31, 2018 were 100.0%, compared to 86.6% as of March 31, 2017.

The following table summarizes the Company's loan portfolio by type of loan as of March 31, 2018, December 31, 2017, and March 31, 2017 (dollars in thousands):

	March 31, 2018		December 31, 2017		March 31, 2018
		Percent		Percent		Percent
	Balance	of Total	Balance	of Total	Balance	of Total
Commercial and industrial	$81,292	15.5%	$81,365	15.4%	$73,615	15.1%
Real estate - commercial	233,151	44.4%	230,216	43.5%	217,878	44.7%
Real estate - residential mortgage	92,739	17.7%	92,635	17.5%	90,963	18.7%
Real estate - construction	26,566	5.1%	26,858	5.1%	18,056	3.7%
Consumer loans	90,981	17.3%	97,710	18.5%	86,982	17.8%
Total loans	$524,729	100.0%	$528,784	100.0%	$487,494	100.0%

Although loan balances contracted $4.1 million since yearend 2017, gross loans at March 31, 2018 expanded $37.2 million, or 7.6% from the $487.5 million outstanding at March 31, 2017. Over the one-year period, the loan growth was attributable to approximately $24.3 million in net organic loan growth, supplemented by purchases of loans. The purchase of loans is considered a secondary strategy, which allows the Company to supplement organic loan growth and enhance earnings. Purchased loans with balances outstanding of $99.1 million as of March 31, 2018 were comprised of:

●	Student loans totaling $62.1 million. The Company purchased two student loan packages in 2015 and a third in the fourth quarter of 2016. A fourth tranche was closed in December 2017 for an additional $15.0 million. Along with the purchase of these four packages of student loans, the Company purchased surety bonds that fully insure this portion of the Company’s consumer portfolio.

●	Loans guaranteed by a U.S. government agency (“government guaranteed”) totaling $24.1 million, inclusive of premium. During the fourth quarter of 2016, the Company began augmenting the commercial and industrial portfolio with government guaranteed loans which represent the portion of loans that are 100% guaranteed by either the United States Department of Agriculture (“USDA”) or the Small Business Administration (“SBA”); the originating institution holds the unguaranteed portion of the loan and services it. These government guaranteed portion of loans are typically purchased at a premium. In the event of early prepayment, the Company may need to write off any unamortized premium.

●	Syndicated loans totaling $12.9 million. Syndicated loans represent shared national credits in leveraged lending transactions and are included in the commercial and industrial portfolio. The Company has developed policies to limit overall credit exposure to the syndicated market, as well as limits by industry and amount per borrower.

Management will continue to evaluate loan purchase transactions as needed to supplement organic loan growth, as part of its strategy to strengthen earnings and attain an effective mix of earning assets.

Loan quality

Non-accrual loans remained low and totaled $171 thousand at March 31, 2018, compared to the $177 thousand and $160 thousand reported at December 31, 2017 and March 31, 2017, respectively. At March 31, 2018, the Company had loans in its portfolio totaling $377 thousand that were ninety or more days past due which were all still accruing interest as the Company deems them to be collectible.

At March 31, 2018 and December 31, 2017, the Company had loans in the amount of $2.6 million classified as impaired loans, of which $2.5 million were Troubled Debt Restructurings (TDRs) that are still accruing interest. At March 31, 2017, the Company had loans in the amount of $2.4 million classified as impaired loans, of which $2.3 million were Troubled Debt Restructurings (TDRs) that are still accruing interest. Based on regulatory guidance on Student Lending, the Company has classified 67 of its purchased student loans as TDRs for a total of $1.2 million as of March 31, 2018. These borrowers that should have been in repayment have requested and been granted payment extensions or reductions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered restructurings. Student loan borrowers are allowed in-school deferments, plus an automatic six-month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance. As all student loans purchased are fully insured, the Company does not expect to experience a loss on these loans and interest continues to accrue on these TDRs during any deferment and forbearance periods.

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
5)	The existence and effect of any concentrations of credit and changes in the level of such concentrations
6)	Changes in lending policies and procedures, including underwriting standards
7)	Changes in the experience, ability and depth of lending management and staff, and
8)	Changes in the level of policy exceptions

As discussed earlier, the Company utilizes a loss migration model. Migration analysis uses loan level attributes to track the movement of loans through various risk classifications in order to estimate the percentage of losses likely in the portfolio.

The relationship of the allowance for loan losses to total loans at March 31, 2018, December 31, 2017, and March 31, 2017 appears below (dollars in thousands):

	March 31,	December 31,	March 31,
	2018	2017	2017
Loans held for investment at period-end	$524,729	$528,784	$487,494
Allowance for loan losses	$3,955	$4,043	$3,633
Allowance as a percent of period-end loans	0.75%	0.76%	0.75%

A recovery of provision for loan losses totaling $96 thousand was recorded in the first three months of 2018, while a recovery of $70 thousand was recognized for the first three months of 2017. The following is a summary of the changes in the allowance for loan losses for the three months ended March 31, 2018 and March 31, 2017 (dollars in thousands):

	2018	2017
Allowance for loan losses, January 1	$4,043	$3,688
Charge-offs	(1)	-
Recoveries	9	15
Recovery of provision for loan losses	(96)	(70)
Allowance for loan losses, March 31	$3,955	$3,633

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

Management reviews the Allowance for Loan Losses on a quarterly basis to ensure it is adequate based upon the calculated potential losses inherent in the portfolio. Management believes the allowance for loan losses was adequately provided for as of March 31, 2018.

Premises and equipment

The Company’s premises and equipment, net of depreciation, as of March 31, 2018 totaled $7.1 million compared to the $7.4 million and $7.8 million as of December 31, 2017 and March 31, 2017, respectively. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method based on the estimated useful lives of assets. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, assets and related accumulated depreciation are removed from the books, and any resulting gain or loss is charged to income.

As of March 31, 2018, the Company and its subsidiaries occupied six full-service banking facilities in the cities of Charlottesville and Winchester, as well as the counties of Albemarle and Orange in Virginia. The Bank closed the Orange, Virginia office effective April 13, 2018; expanded messenger service will continue to be available to the customers within and surrounding Orange, Virginia.

The multi-story office building at 404 People Place, Charlottesville, Virginia, located in Albemarle County, also serves as the Company’s corporate headquarters and operations center, as well as the principal offices of VNB Wealth.

Both the Arlington Boulevard facility in Charlottesville and the People Place facility also contain office space that is currently under lease to tenants.

Deposits

Depository accounts represent the Company’s primary source of funds and are comprised of demand deposits, interest-bearing checking, money market, and savings accounts as well as time deposits. These deposits have been provided predominantly by individuals, businesses and charitable organizations in the Charlottesville/Albemarle area, the Orange County area, and the Winchester area.

Total deposits as of March 31, 2018 were $524.8 million, down $18.1 million compared to the balances of $543.0 million at December 31, 2017 and down $37.8 million compared to the $562.6 million total as of March 31, 2017.

Deposit accounts
(dollars in thousands)	March 31, 2018		December 31, 2017		March 31, 2017
		% of Total		% of Total		% of Total
	Balance	Deposits	Balance	Deposits	Balance	Deposits
No cost and low cost deposits:
Noninterest demand deposits	$162,720	31.0%	$193,081	35.6%	$182,102	32.4%
Interest checking accounts	94,369	18.0%	102,583	18.9%	98,788	17.5%
Money market and savings deposit accounts	163,187	31.1%	138,065	25.4%	155,608	27.7%
Total noninterest and low cost deposit accounts	420,276	80.1%	433,729	79.9%	436,498	77.6%

Time deposit accounts:
Certificates of deposit	70,791	13.5%	76,688	14.1%	100,372	17.8%
CDARS deposits	33,775	6.4%	32,545	6.0%	25,781	4.6%
Total certificates of deposit and other time deposits	104,566	19.9%	109,233	20.1%	126,153	22.4%

Total deposit account balances	$524,842	100.0%	$542,962	100.0%	$562,651	100.0%

Noninterest-bearing demand deposits on March 31, 2018 were $162.7 million, representing 31.0% of total deposits. Interest-bearing transaction, money market, and savings accounts totaled $257.6 million, and represented 49.1% of total deposits at March 31, 2018. Collectively, noninterest-bearing and interest-bearing transaction and money market accounts represented 80.1% of total deposit accounts at March 31, 2018. These account types are an excellent source of low-cost funding for the Company.

The remaining 19.9% of total deposits consisted of certificates of deposit and other time deposit accounts totaling $104.6 million at March 31, 2018. Included in this deposit total are Certificate of Deposit Account Registry Service CDs, known as CDARSTM, whereby depositors can obtain FDIC deposit insurance on account balances of up to $50 million. CDARS deposits totaled $33.8 million as of March 31, 2018.

Repurchase agreements and other borrowings

Short-term borrowings, consisting primarily of repurchase agreements, Federal Home Loan Bank (FHLB) Advances, and federal funds purchased, are additional sources of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company's ability to earn a favorable spread on the funds obtained.

Repurchase agreements, also referred to as securities sold under agreement to repurchase, are available to non-individual accountholders on an overnight term through the Company’s investment sweep product. Under the agreements to repurchase, invested funds are fully collateralized by security instruments that are pledged on behalf of customers utilizing this product. Total balances in repurchase agreements as of March 31, 2018 were $13.7 million, compared to $19.1 million at December 31, 2017 and fairly level with the balance of $13.0 million as of March 31, 2017.

The Company has a collateral dependent line of credit with the FHLB of Atlanta. As of March 31, 2018 and December 31, 2017, the Company had an outstanding balance of $15.0 million from a FHLB advance. The Company had no outstanding borrowings from the FHLB as of March 31, 2017.

Additional borrowing arrangements maintained by the Bank include formal federal funds lines with four major regional correspondent banks. The Company had an outstanding balance of $2.8 million at March 31, 2018 and no outstanding balances in overnight federal funds purchased as of December 31, 2017 or March 31, 2017.

Shareholders' equity and regulatory capital ratios

The following table displays the changes in shareholders' equity for the Company from December 31, 2017 to March 31, 2018 (dollars in thousands):

Equity, December 31, 2017	$65,105
Net income	2,796
Other comprehensive loss	(743)
Cash dividends declared	(482)
Stock options exercised	144
Equity increase due to expensing of stock options	1
Equity, March 31, 2018	$66,821

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

Beginning January 1, 2016 a capital conservation buffer requirement began to be phased in over a four-year period, beginning at 0.625% of risk-weighted assets and increasing annually to 2.50% at January 1, 2019. Therefore, for the calendar year 2018, this 1.875% buffer effectively results in the minimum (i) common equity Tier 1 capital ratio of 6.375% of risk-weighted assets; (ii) Tier 1 capital ratio of 7.875% of risk-weighted assets; and (iii) total capital ratio of 9.875% of risk-weighted assets. The minimum leverage ratio remains at 4.00%. For additional information regarding the new capital requirements, refer to the Supervision and Regulation section, under Item 1. Business, found in the Company’s Form 10-K Report for December 31, 2017.

Using the new capital requirements, the Company’s capital ratios remain well above the levels designated by bank regulators as "well capitalized" at March 31, 2018. Under the current risk-based capital guidelines of federal regulatory authorities, the Company’s common equity Tier 1 capital ratio and Tier 1 capital ratio are both at 12.79% of its risk-weighted assets and are well in excess of the minimum capital requirements of 6.50% and 8.00%, respectively. Additionally, the Company has a total capital ratio of 13.53% of its risk-weighted assets and leverage ratio of 10.60% of total assets, which are both well in excess of the minimum 10.00% and 5.00% level designated by bank regulators under “well capitalized” capital guidelines.

RESULTS OF OPERATIONS

Non-GAAP presentations

The Company, in referring to its net income and net interest income, is referring to income computed in accordance with GAAP, unless otherwise noted. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations also refer to various calculations that are non-GAAP presentations. They include:

●	Fully taxable-equivalent (“FTE”) adjustments – Net interest margin and efficiency ratios are presented on an FTE basis, consistent with SEC guidance in Industry Guide 3 which states that tax exempt income may be calculated on a tax equivalent basis. This is a non-GAAP presentation. The FTE basis adjusts for the tax-exempt status of net interest income from certain investments using a federal tax rate of 21% for 2018 and 34% for 2017, where applicable, to increase tax-exempt interest income to a taxable-equivalent basis.

●	Net interest margin – Net interest margin (FTE) is calculated as net interest income, computed on an FTE basis, expressed as a percentage of average earning assets. The Company believes this measure to be the preferred industry measurement of net interest margin and that it enhances comparability of net interest margin among peers in the industry.

●	Efficiency ratio – One of the ratios the Company monitors in its evaluation of operations is the efficiency ratio, which measures the cost to produce one dollar of revenue. The Company computes its efficiency ratio (FTE) by dividing noninterest expense by the sum of net interest income (FTE) and noninterest income. A lower ratio is an indicator of increased operational efficiency. This non-GAAP metric is used to assist investors in understanding how management assesses its ability to generate revenues from its non-funding-related expense base, as well as to align presentation of this financial measure with peers in the industry. The Company believes this measure to be the preferred industry measurement of operational efficiency, which is consistent with Federal Deposit Insurance Corporation (“FDIC”) studies.

Net interest income is discussed in Management’s Discussion and Analysis on a GAAP basis, unless noted as “FTE”; and the reconcilement below shows the fully taxable-equivalent adjustment to net interest income to aid the reader in understanding the computations of net interest margin and the efficiency ratio on a non-GAAP basis (dollars in thousands):

Reconcilement of Non-GAAP Measures:	For the three months ended
	March 31, 2018	March 31, 2017
Net interest income	$5,696	$5,054
Fully taxable-equivalent adjustment	23	31
Net interest income (FTE)	$5,719	$5,085

Efficiency ratio	54.2%	60.7%
Impact of FTE adjustment	-0.2%	-0.3%
Efficiency ratio (FTE)	54.0%	60.4%

Net interest margin	3.83%	3.52%
Fully tax-equivalent adjustment	0.02%	0.02%
Net interest margin (FTE)	3.85%	3.54%

Net income

Net income for the three months ended March 31, 2018 was $2.8 million, a 61.2% increase compared to the $1.7 million reported for the three months ended March 31, 2017. Net income per diluted share was $1.09 for the quarter ended March 31, 2018 compared to $0.69 per diluted share for the same quarter in the prior year. The $1.1 million increase in net income for the first quarter of 2018, when compared to the same period of 2017, was driven by increases in net interest income of $642 thousand, noninterest income of $465 thousand, and recovery of loan losses of $26 thousand, along with decreases in the provision for income taxes of $120 thousand. Partially offsetting this improvement was an increase of $192 thousand in noninterest expenses.

Net interest income

Net interest income for the three months ended March 31, 2018 was $5.7 million, a 12.7% increase compared to net interest income of $5.1 million for the three months ended March 31, 2017. Net interest income was positively impacted by an increase in average earning assets of $20.1 million. Most of this growth was in higher yielding loans and resulted in average loans for the first quarter of 2018 being $43.7 million higher than the average loans for the first quarter of 2017.

Net interest margin (FTE) is the ratio of net interest income (FTE) to average earning assets for the period. The level of interest rates, together with the volume and mix of earning assets and interest-bearing liabilities, impact net interest income (FTE) and net interest margin (FTE). The net interest margin (FTE) of 3.85% for the three months ended March 31, 2018 was 31 basis points higher than the 3.54% for the quarter ended March 31, 2017. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP net interest margin.

Total interest income (FTE) for the three months ended March 31, 2018 was $802 thousand higher than the same period in the prior year, accounting for the year-to-date increase in net interest income (FTE). The increased loan volume was the major contributor to the increased interest income. This shift resulted in an earning asset yield, as computed on a tax-equivalent basis, of 4.15% on average earning asset balances of $602.7 million for the three months ended March 31, 2018. The earning asset yield, as computed on a tax-equivalent basis, was 3.73% on average earning asset balances of $582.6 million for the three months ended March 31, 2017.

Partially offsetting the increased interest income was an increase in interest expense of $168 thousand for the three months ended March 31, 2018 compared to the same period in the prior year. Interest expense increased due to increased rates paid on deposits to be competitive in the market. Interest rates on borrowed funds also increased from the prior quarter. Although interest expense as a percentage of average earning assets was 0.30% for the three months ended March 31, 2018, or 11 basis points higher than the 0.19% for the three months ended March 31, 2017, the Company continues to benefit from having one of the lowest cost of funds among community banks in the country. A table showing the mix of no cost and low cost deposit accounts is shown under “Financial Condition - Deposits” earlier in this report.

The following tables detail the average balance sheet, including an analysis of net interest income (FTE) for earning assets and interest bearing liabilities, for the three ended March 31, 2018 and 2017. These tables also include a rate/volume analysis for these same periods (dollars in thousands).

Consolidated Average Balance Sheet And Analysis of Net Interest Income

	For the three months ended
	March 31, 2018			M arch 31, 2017			Change in Interest Income/Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to: [4]		Total
	Balance	Income	Yield/	Balance	Income	Yield/			Increase/
(dollars in thousands)		Expense	Cost		Expense	Cost	Volume	Rate	(Decrease
ASSETS
Interest Earning Assets:
Securities
Taxable Securities	$55,079	$306	2.22%	$51,127	$229	1.79%	$19	$58	$77
Tax Exempt Securities [1]	13,396	108	3.22%	11,027	91	3.30%	19	(2)	17
Total Securities [1]	68,475	414	2.42%	62,154	320	2.06%	38	56	94
Total Loans	524,873	5,714	4.42%	481,217	4,965	4.18%	466	283	749
Fed Funds Sold	9,320	35	1.52%	38,259	73	0.77%	(79)	41	(38)
Other Interest Bearing Deposits	-	-	N/A	1,000	3	1.22%	(2)	(1)	(3)
Total Earning Assets	602,668	6,163	4.15%	582,630	5,361	3.73%	423	379	802
Less: Allowance for Loan Losses	(3,955)			(3,706)
Total Non-Earning Assets	37,801			37,529
Total Assets	$636,514			$616,453

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$95,637	$12	0.05%	$96,965	$12	0.05%	$-	$-	$-
Money Market and Savings	157,010	220	0.57%	143,149	98	0.28%	10	112	122
Time Deposits	106,388	140	0.53%	125,069	156	0.51%	(24)	7	(17)
Total Interest-Bearing Deposits	359,035	372	0.42%	365,183	266	0.30%	(14)	119	105
Short term borrowings	35,219	72	0.83%	18,328	10	0.22%	16	47	63
Total Interest-Bearing Liabilities	394,254	444	0.46%	383,511	276	0.29%	2	166	168
Non-Interest-Bearing Liabilities:
Demand deposits	174,156			171,073
Other liabilities	1,870			1,548
Total Liabilities	570,280			556,132
Shareholders' Equity	66,234			60,321
Total Liabilities & Shareholders' Equity	$636,514			$616,453
Net Interest Income (FTE)		$5,719			$5,085		$421	$213	$634
Interest Rate Spread [2]			3.69%			3.44%
Interest Expense as a Percentage of Average Earning Assets			0.30%			0.19%
Net Interest Margin (FTE) [3]			3.85%			3.54%

(1)

Tax-exempt income for investment securities has been adjusted to a fully tax-equivalent basis (FTE), using a Federal income tax rate of 21% for 2018 and 34% for 2017. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP Presentations section for a reconcilement of GAAP to non-GAAP net interest income and net interest margin.

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

Provision for loan losses

A recovery of provision for loan losses of $96 thousand was recorded in the first quarter of 2018, compared to a recovery of provision for loan losses of $70 thousand for the same quarter in 2017. The 2018 provision for loan losses was recorded due to a decline in loan balances and favorable credit quality factors during the first three months of the year. The allowance for loan losses as a percentage of total loans at March 31, 2018 of 0.75% was level with March 31, 2017. As discussed earlier, the Company utilizes a loss migration model. Further discussion of management’s assessment of the allowance for loan losses is provided earlier in the report and in Note 4 – Allowance for Loan Losses, found in the Notes to the Consolidated Financial Statements. In management’s opinion, the allowance was adequately provided for at March 31, 2018.

Noninterest income

The components of noninterest income for the three months ended March 31, 2018 and 2017 are shown below (dollars in thousands):

	For the three months ended		Variance
	March 31, 2018	March 31, 2017	$	%
Noninterest income:
Trust income	$414	$392	$22	5.6%
Advisory and brokerage income	140	127	13	10.2%
Royalty income	518	68	450	N/A
Customer service fees	247	230	17	7.4%
Debit/credit card and ATM fees	187	212	(25)	-11.8%
Earnings/increase in value of bank owned life insurance	109	105	4	3.8%
Fees on mortgage sales	36	17	19	N/A
Gains on sales of securities	-	4	(4)	-100.0%
Losses on sales of assets	(33)	-	(33)	N/A
Other	96	94	2	2.1%
Total noninterest income	$1,714	$1,249	$465	37.2%

Noninterest income for the quarter ended March 31, 2018 of $1.7 million was $465 thousand or 37.2% higher compared with the $1.2 million recorded for the quarter ended March 31, 2017. Wealth Management contributed positively to income in several areas. Royalty income of $518 thousand was $450 thousand higher in the three months ended March 31, 2018, as a result of the receipt of annual performance fees in connection with our agreement with Swift Run Capital Management, LLC (SRCM). Advisory and brokerage income of $140 thousand for the 2018 period was 10.2% higher than the same period in 2017. Additionally, trust income of $414 thousand was recognized in the first three months of 2018, a 5.6% increase.

Noninterest expense

The components of noninterest expense for the three months ended March 31, 2018 and 2017 are shown below (dollars in thousands):

	For the three months ended		Variance
	March 31, 2018	March 31, 2017	$	%
Noninterest expense:
Salaries and employee benefits	$1,991	$1,901	$90	4.7%
Net occupancy	480	471	9	1.9%
Equipment	128	146	(18)	-12.3%
ATM, debit and credit card	63	75	(12)	-16.0%
Bank franchise tax	122	120	2	1.7%
Computer software	93	98	(5)	-5.1%
Data processing	252	279	(27)	-9.7%
FDIC deposit insurance assessment	50	53	(3)	-5.7%
Loan expenses	75	65	10	15.4%
Marketing, advertising and promotion	192	116	76	65.5%
Professional fees	197	130	67	51.5%
Other	374	371	3	0.8%
Total noninterest expense	$4,017	$3,825	$192	5.0%

Noninterest expense for the first quarter of 2018 of $4.0 million was $192 thousand higher than the quarter ended March 31, 2017. The $90 thousand increase in salaries and employee benefits was partially due to the expenses associated with hiring experienced loan officers. The $76 thousand increase in marketing, advertising, and promotion was due to a budgeted plan to advertise specific products throughout 2018.

Management continues to evaluate expenses for potential containments and reductions that would have a positive impact on net income on an ongoing basis.

The efficiency ratio (FTE) fell to 54.0% for the first quarter of 2018, an improvement of 6.4 percentage points compared to the efficiency ratio (FTE) of 60.4% for the same quarter of 2017. The improved asset mix and higher yields on earning assets should continue to enhance net interest income. Further, additional noninterest income prospects should add to the revenue stream, while cost containment strategies should control expenses. This combination is expected to continue to support a low efficiency ratio. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP efficiency ratio.

Provision for Income Taxes

The Company benefited from the Tax Cuts and Jobs Act (“Tax Act”) enacted on December 22, 2017, which permanently lowered the corporate rate to 21% effective January 1, 2018, amongst other significant changes to the U.S. tax law. For the three months ended March 31, 2018 and March 31, 2017, the Company provided $693 thousand and $813 thousand for Federal income taxes, respectively, resulting in an effective income tax rate of 19.9% and 31.9%, respectively. The effective income tax rates differed from the U.S. statutory rate of 21% for 2018 and 34% for 2017 during the comparable periods primarily due to the effect of tax-exempt income from life insurance policies and municipal bonds. The positive effect of the reduction in the corporate tax rate was partially offset by the income tax provision necessary for the $941 thousand increased income before income taxes in a year-over-year comparison.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

101.0

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) the Consolidated Statements of Income for the three months ended March 31, 2018 and March 31, 2017, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and March 31, 2017, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2018 and March 31, 2017, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and March 31, 2017 and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA NATIONAL BANKSHARES CORPORATION
(Registrant)

By:	/s/ Glenn W. Rust
Glenn W. Rust
President and Chief Executive Officer

Date:	May 15, 2018

By:	/s/ Tara Y. Harrison
Tara Y. Harrison
Executive Vice President and Chief Financial Officer

Date:	May 15, 2018