Form 10-Q
period 2018-06-30
Virginia National Bankshares Corp
filed 2018-08-08
CIK 1572334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

___________

FORM 10-Q
___________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________

Commission File Number: 000-55117

VIRGINIA NATIONAL BANKSHARES CORPORATION
(Exact name of registrant as specified in its charter)

Virginia	46-2331578
(State or other jurisdiction of	(I. R.S. Employer
incorporation or organization)	Identification No.)

404 People Place, Charlottesville, Virginia	22911
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       ☐  Yes       ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 3, 2018:

Class of Stock	Shares Outstanding
Common Stock, Par Value $2.50	2,541,138

VIRGINIA NATIONAL BANKSHARES CORPORATION

FORM 10-Q

TABLE OF CONTENTS

Part I. Financial Information
Item 1	Financial Statements
Consolidated Balance Sheets (unaudited)		Page 3
Consolidated Statements of Income (unaudited)		Page 4
Consolidated Statements of Comprehensive Income (unaudited)		Page 5
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)		Page 6
Consolidated Statements of Cash Flows (unaudited)		Page 7
Notes to Consolidated Financial Statements (unaudited)		Page 8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 30
Application of Critical Accounting Policies and Estimates		Page 30
Financial Condition		Page 31
Results of Operations		Page 36

Item 3	Quantitative and Qualitative Disclosures About Market Risk	Page 43

Item 4	Controls and Procedures	Page 43

Part II. Other Information
Item 1	Legal Proceedings	Page 43
Item 1A	Risk Factors	Page 43
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	Page 43
Item 3	Defaults Upon Senior Securities	Page 44
Item 4	Mine Safety Disclosures	Page 44
Item 5	Other Information	Page 44
Item 6	Exhibits	Page 44

Signatures		Page 45

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30, 2018	December 31, 2017 *
ASSETS	(Unaudited)
Cash and due from banks	$8,315	$11,390
Federal funds sold	18,253	6,887
Securities:
Available for sale, at fair value	63,581	67,501
Restricted securities, at cost	3,171	2,284
Total securities	66,752	69,785
Loans	535,005	528,784
Allowance for loan losses	(4,698)	(4,043)
Loans, net	530,307	524,741
Premises and equipment, net	7,105	7,371
Bank owned life insurance	16,565	16,344
Goodwill	372	372
Other intangible assets, net	528	579
Accrued interest receivable and other assets	6,460	6,417
Total assets	$654,657	$643,886
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest-bearing	$172,744	$193,081
Interest-bearing	86,008	102,583
Money market and savings deposit accounts	146,505	138,065
Certificates of deposit and other time deposits	131,489	109,233
Total deposits	536,746	542,962
Repurchase agreements and other borrowings	48,387	34,092
Accrued interest payable and other liabilities	1,649	1,727
Total liabilities	586,782	578,781

Shareholders' equity:
Preferred stock, $2.50 par value, 2,000,000 shares authorized, no shares outstanding	-	-
Common stock, $2.50 par value, 10,000,000 shares authorized; 2,541,138 and 2,410,680 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	6,353	6,027
Capital surplus	26,921	22,038
Retained earnings	36,332	37,923
Accumulated other comprehensive loss	(1,731)	(883)
Total shareholders' equity	67,875	65,105
Total liabilities and shareholders' equity	$654,657	$643,886

* Derived from audited Consolidated Financial Statements

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest and dividend income:
Loans, including fees	$5,935	$5,141	$11,649	$10,106
Federal funds sold	39	105	74	178
Investment securities:
Taxable	271	304	549	510
Tax exempt	86	65	171	125
Dividends	33	23	61	46
Other	-	3	-	6
Total interest and dividend income	6,364	5,641	12,504	10,971

Interest expense:
Demand and savings deposits	264	123	496	233
Certificates and other time deposits	262	181	402	337
Repurchase agreements and other borrowings	146	10	218	20
Total interest expense	672	314	1,116	590
Net interest income	5,692	5,327	11,388	10,381
Provision for loan losses	701	115	605	45
Net interest income after provision for loan losses	4,991	5,212	10,783	10,336

Noninterest income:
Trust income	427	385	841	777
Advisory and brokerage income	142	128	282	255
Royalty income	34	108	552	176
Customer service fees	236	223	483	453
Debit/credit card and ATM fees	204	232	391	444
Earnings/increase in value of bank owned life insurance	111	104	220	209
Fees on mortgage sales	46	32	82	49
Gains on sales of securities	-	-	-	4
Losses on sales of other assets	-	-	(33)	-
Other	107	115	203	209
Total noninterest income	1,307	1,327	3,021	2,576

Noninterest expense:
Salaries and employee benefits	1,982	1,871	3,973	3,772
Net occupancy	449	458	929	929
Equipment	118	128	246	274
Other	1,478	1,256	2,896	2,563
Total noninterest expense	4,027	3,713	8,044	7,538

Income before income taxes	2,271	2,826	5,760	5,374
Provision for income taxes	439	906	1,132	1,719
Net income	$1,832	$1,920	$4,628	$3,655
Net income per common share, basic *	$0.72	$0.77	$1.82	$1.46
Net income per common share, diluted *	$0.72	$0.76	$1.81	$1.45
Weighted average common shares outstanding, basic *	2,539,162	2,506,058	2,536,993	2,500,355
Weighted average common shares outstanding, diluted *	2,560,329	2,529,881	2,557,814	2,523,249

*	Shares and per share data have been adjusted to reflect a 5% stock dividend effective April 13, 2018.

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$1,832	$1,920	$4,628	$3,655

Other comprehensive income (loss)

Unrealized gain (loss) on securities, net of tax of ($29) and ($226) for the three and six months ended June 30, 2018; and net of tax of $189 and $328 for the three and six months ended June 30, 2017	(105)	368	(848)	641

Reclassification adjustment for realized gains on sales of securities, net of tax of ($0) and ($0) for the three and six months ended June 30, 2018; and net of tax of ($0) and ($1) for the three and six months ended June 30, 2017	-	-	-	(3)

Total other comprehensive income (loss)	(105)	368	(848)	638

Total comprehensive income	$1,727	$2,288	$3,780	$4,293

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Dollars in thousands, except per share data)
(Unaudited)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock *	Surplus *	Earnings	Income (Loss)	Total
Balance, December 31, 2016	$5,922	$21,152	$32,759	$(779)	$59,054
Stock options exercised	58	438	-	-	496
Stock option expense	-	6	-	-	6
Cash dividend declared ($0.29 per share)	-	-	(691)	-	(691)
Net income	-	-	3,655	-	3,655
Other comprehensive income	-	-	-	638	638
Balance, June 30, 2017	$5,980	$21,596	$35,723	$(141)	$63,158

Balance, December 31, 2017	$6,027	$22,038	$37,923	$(883)	65,105
Stock options exercised	25	193	-	-	218
Stock option expense	-	17	-	-	17
Stock dividend distributed *	301	4,673	(4,974)	-	-
Cash dividends declared ($0.49 per share)	-	-	(1,245)	-	(1,245)
Net income	-	-	4,628	-	4,628
Other comprehensive loss	-	-	-	(848)	(848)
Balance, June 30, 2018	$6,353	$26,921	$36,332	$(1,731)	$67,875

*	Common stock and capital surplus as of June 30, 2018 includes the 5% stock dividend distributed effective April 13, 2018.

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES
CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the six months ended
	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,628	$3,655
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	605	45
Net amortization and accretion of securities	140	214
Net gains on sales and calls of securities	-	(4)
Net losses on sales of assets	33	-
Earnings on bank owned life insurance	(221)	(209)
Amortization of intangible assets	58	62
Depreciation and other amortization	565	588
Stock option/stock grant expense	17	6
Net change in:
Accrued interest receivable and other assets	208	325
Accrued interest payable and other liabilities	(289)	(394)
Net cash provided by operating activities	5,744	4,288

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	-	(32,836)
Net increase in restricted investments	(887)	(34)
Proceeds from maturities, calls and principal payments of available for sale securities	2,706	4,245
Proceeds from sales of available for sale securities	-	653
Net increase in organic loans	(9,470)	(3,930)
Net decrease (increase) in purchased loans	3,299	(6,769)
Cash payment for wealth management book of business	(100)	(300)
Purchase of bank premises and equipment	(357)	(100)
Net cash used in investing activities	(4,809)	(39,071)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand deposits, NOW accounts, savings and money market accounts	(28,472)	(4,145)
Net increase in certificates of deposit and other time deposits	22,256	9,903
Net decrease in repurchase agreements	(5,705)	(2,129)
Net increase in other short term borrowings	20,000	2,371
Proceeds from stock options exercised	218	496
Cash dividends paid	(941)	(617)
Net cash provided by financing activities	7,356	5,879
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$8,291	$(28,904)

CASH AND CASH EQUIVALENTS:
Beginning of period	$18,277	$38,500
End of period	$26,568	$9,596

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1,048	$569
Taxes	$1,415	$1,950

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized (loss) gain on available for sale securities	$(1,074)	$965

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2018

Note 1. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Virginia National Bankshares Corporation (the “Company”), its subsidiary Virginia National Bank (the “Bank”), and the Bank’s subsidiary, VNBTrust, National Association which offers services under the name VNB Wealth Management (“VNBTrust” or “VNB Wealth”). (Note that effective July 1, 2018, VNBTrust, National Association was merged into Virginia National Bank, and the Bank continues to offer services under the name of VNB Wealth Management. All references herein to VNB Wealth refer to VNBTrust for periods prior to July 1, 2018.) All significant intercompany balances and transactions have been eliminated in consolidation.

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

The preparation of financial statements in conformity with GAAP and the reporting guidelines prescribed by regulatory authorities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses (including impaired loans), other-than-temporary impairment of securities, intangible assets, and fair value measurements. Operating results for the three-month and six-month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2017. If needed, certain previously reported amounts have been reclassified to conform to current period presentation. No such reclassifications were significant.

Adoption of New Accounting Standards

In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments provide targeted improvements to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically, the amendments include clarifications related to: measurement elections, transition requirements, and adjustments associated with equity securities without readily determinable fair values; fair value measurement requirements for forward contracts and purchased options on equity securities; presentation requirements for hybrid financial liabilities for which the fair value option has been elected; and measurement requirements for liabilities denominated in a foreign currency for which the fair value option has been elected. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Early adoption is permitted. The adoption of ASU 2018-03 did not have a material impact on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. Early in 2017, the Company formed a cross-functional steering committee, including some members of senior management, to provide governance and guidance over the project plan. The steering committee has begun to address the compliance requirements, data requirements and sources, and analysis efforts which will be required to adopt these new requirements. In addition to attending seminars and webinars on this topic with regulators and other experts, the committee is working closely with the Company’s vendor to gather additional loan data which is anticipated to be needed for this calculation and is exploring potential solutions with other vendors. The extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. Upon adoption, the impact to the allowance for credit losses (currently allowance for loan losses) will have an offsetting one-time cumulative-effect adjustment to retained earnings.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” The amendments expand the scope of Topic 718 to include share-based payments issued to non-employees for goods or services, which were previously excluded. The amendments will align the accounting for share-based payments to nonemployees and employees more similarly. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its consolidated financial statements.

Note 2. Securities

The amortized cost and fair values of securities available for sale as of June 30, 2018 and December 31, 2017 were as follows (dollars in thousands):

June 30, 2018	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$19,500	$-	$(754)	$18,746
Mortgage-backed securities/CMOs	28,173	1	(1,057)	27,117
Municipal bonds	18,100	13	(395)	17,718
Total Securities Available for Sale	$65,773	$14	$(2,206)	$63,581

December 31, 2017	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$19,500	$-	$(538)	$18,962
Mortgage-backed securities/CMOs	30,450	-	(505)	29,945
Municipal bonds	18,668	68	(143)	18,593
Total Debt Securities	68,618	68	(1,186)	67,500
Marketable equity securities	1	-	-	1
Total Securities Available for Sale	$68,619	$68	$(1,186)	$67,501

As of June 30, 2018, there were $60.8 million, or 57 issues of individual securities, in a loss position. These securities have an unrealized loss of $2.2 million and consisted of 26 municipal bonds, 24 mortgage-backed/CMOs, and 7 agency bonds. The following table summarizes all securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, at June 30, 2018 and December 31, 2017 (dollars in thousands):

June 30, 2018
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$7,320	$(180)	$11,426	$(574)	$18,746	$(754)
Mortgage-backed/CMOs	19,100	(678)	7,572	(379)	26,672	(1,057)
Municipal bonds	14,417	(362)	995	(33)	15,412	(395)
	$40,837	$(1,220)	$19,993	$(986)	$60,830	$(2,206)

December 31, 2017
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$7,390	$(110)	$11,572	$(428)	$18,962	$(538)
Mortgage-backed/CMOs	21,422	(260)	8,523	(245)	29,945	(505)
Municipal bonds	10,389	(132)	504	(11)	10,893	(143)
	$39,201	$(502)	$20,599	$(684)	$59,800	$(1,186)

The Company’s securities portfolio is primarily made up of fixed rate bonds, the prices of which move inversely with interest rates. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality. Accordingly, as of June 30, 2018, management believes the impairments detailed in the table above are temporary, and no impairment loss has been realized in the Company’s consolidated income statement.

An “other-than-temporary impairment” (“OTTI”) is considered to exist if either of the following conditions are met: it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or the Company does not expect to recover the security’s entire amortized cost basis (even if the Company does not intend to sell). In the event that a security would suffer impairment for a reason that was “other than temporary,” the Company would be expected to write down the security’s value to its new fair value, and the amount of the write down would be included in earnings as a realized loss. As of June 30, 2018, management has concluded that none of its investment securities have an OTTI based upon the information available. Additionally, management has the ability to hold any security with an unrealized loss until maturity or until such time as the value of the security has recovered from its unrealized loss position.

Securities having carrying values of $25.2 million at June 30, 2018 were pledged as collateral to secure public deposits and repurchase agreements. At December 31, 2017, securities having carrying values of $29.0 million were similarly pledged.

For the six months ended June 30, 2018, there were no sales of securities. For the six months ended June 30, 2017, proceeds from the sales of securities amounted to $653 thousand, and gross realized gains on these securities were $4 thousand.

Restricted securities are securities with limited marketability and consist of stock in the Federal Reserve Bank of Richmond (“FRB”), the Federal Home Loan Bank of Atlanta (“FHLB”), and CBB Financial Corporation (“CBBFC”), the holding company for Community Bankers Bank. These restricted securities, totaling $3.2 million and $2.3 million as of June 30, 2018 and December 31, 2017, respectively, are carried at cost.

Note 3. Loans

The composition of the loan portfolio by loan classification at June 30, 2018 and December 31, 2017 appears below (dollars in thousands).

	June 30,	December 31,
	2018	2017
Commercial
Commercial and industrial - organic	$47,422	$45,254
Commercial and industrial - government guaranteed	25,125	22,946
Commercial and industrial - syndicated	12,599	13,165
Total commercial and industrial	85,146	81,365
Real estate construction and land
Residential construction	4,737	3,812
Commercial construction	4,430	13,365
Land and land development	10,461	9,681
Total construction and land	19,628	26,858
Real estate mortgages
1-4 family residential, first lien, investment	41,722	40,313
1-4 family residential, first lien, owner occupied	19,008	16,448
1-4 family residential, junior lien	3,638	2,965
Home equity lines of credit, first lien	8,352	9,238
Home equity lines of credit, junior lien	12,118	13,226
Farm	10,228	10,445
Multifamily	33,228	33,356
Commercial owner occupied	88,016	80,261
Commercial non-owner occupied	123,751	116,599
Total real estate mortgage	340,061	322,851
Consumer
Consumer revolving credit	22,844	24,030
Consumer all other credit	7,594	9,036
Student loans purchased	59,732	64,644
Total consumer	90,170	97,710
Total loans	535,005	528,784
Less: Allowance for loan losses	(4,698)	(4,043)
Net loans	$530,307	$524,741

The balances in the table above include unamortized premiums and net deferred loan costs and fees. As of June 30, 2018, and December 31, 2017, unamortized premiums on loans purchased were $2.1 million and $2.0 million, respectively. Net deferred loan costs (fees) totaled $173 thousand and $199 thousand as of June 30, 2018 and December 31, 2017, respectively.

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

Following is a breakdown by class of the loans classified as impaired loans as of June 30, 2018 and December 31, 2017. These loans are reported at their recorded investment, which is the carrying amount of the loan as reflected on the Company’s balance sheet, net of charge-offs and other amounts applied to reduce the net book balance. Average recorded investment in impaired loans is computed using an average of month-end balances for these loans for either the six months ended June 30, 2018 or the twelve months ended December 31, 2017. Interest income recognized is for the six months ended June 30, 2018 or the twelve months ended December 31, 2017. (Dollars below reported in thousands.)

June 30, 2018		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Land and land development	$37	$93	$-	$39	$-
1-4 family residential mortgages, first lien, owner occupied	91	132	-	94	-
1-4 family residential mortgages, junior lien	130	130		163	7
Total impaired loans without a valuation allowance	258	355	-	296	7

Impaired loans with a valuation allowance
1-4 family residential mortgages, junior lien	205	205	1	206	5
Commercial non-owner occupied real estate	950	950	1	959	26
Student loans purchased	1,489	1,489	111	1,188	42
Total impaired loans with a valuation allowance	2,644	2,644	113	2,353	73
Total impaired loans	$2,902	$2,999	$113	$2,649	$80

December 31, 2017		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Land and land development	$41	$94	$-	$46	$-
1-4 family residential mortgages, first lien, owner occupied	99	137	-	107	-
1-4 family residential mortgages, junior lien	379	382		367	17
Commercial non-owner occupied real estate	972	972	-	992	48
Student loans purchased	1,083	1,083	-	959	64
Impaired loans with a valuation allowance	-	-	-	-	-
Total impaired loans	$2,574	$2,668	$-	$2,471	$129

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

	June 30, 2018	December 31, 2017
Land and land development	$37	$41
1-4 family residential mortgages, first lien, owner occupied	91	99
1-4 family residential mortgages, junior lien	-	37
Student loans purchased	319	-
Total nonaccrual loans	$447	$177

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

Based on regulatory guidance on Student Lending, the Company has classified 67 of its student loans purchased as TDRs for a total of $1.2 million as of June 30, 2018. These borrowers that should have been in repayment have requested and been granted payment extensions or reductions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered restructurings. Student loan borrowers are allowed in-school deferments, plus an automatic six-month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance. Initially, all student loans were fully insured by a surety bond, and the Company did not expect to experience a loss on these loans. Based on the loss of insurance after July 27, 2018 due to the insolvency of the insurer, management has evaluated these loans individually for impairment and included any potential loss in the allowance for loan loss; interest continues to accrue on these TDRs during any deferment and forbearance periods.

The following provides a summary, by class, of TDRs that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and TDRs that have been placed in non-accrual status, which are considered to be nonperforming (dollars in thousands).

Troubled debt restructurings (TDRs)	June 30, 2018		December 31, 2017
	No. of	Recorded	No. of	Recorded
	Loans	Investment	Loans	Investment
Performing TDRs
1-4 family residential mortgages, junior lien	2	$335	2	$342
Commercial non-owner occupied real estate	1	950	1	972
Student loans purchased	67	1,170	64	1,083
Total performing TDRs	70	$2,455	67	$2,397

Nonperforming TDRs
Land and land development	1	$21	1	$24
Total TDRs	71	$2,476	68	$2,421

A summary of loans shown above that were modified under the terms of a TDR during the three and six months ended June 30, 2018 and 2017 is shown below by class (dollars in thousands). The Post-Modification Recorded Balance reflects the period end balances, inclusive of any interest capitalized to principal, partial principal paydowns, and principal charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

	For three months ended			For three months ended
	June 30, 2018			June 30, 2017
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Balance	Balance	of Loans	Balance	Balance
Student loans purchased	4	$41	$41	5	$51	$51
Total loans modified during the period	4	$41	$41	5	$51	$51

	For six months ended			For six months ended
	June 30, 2018			June 30, 2017
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Balance	Balance	of Loans	Balance	Balance
Student loans purchased	7	$120	$120	9	$89	$90
Total loans modified during the period	7	$120	$120	9	$89	$90

There were no loans modified as TDRs that subsequently defaulted during the six months ended June 30, 2018 or the twelve months ended December 31, 2017 that were modified as TDRs during the twelve months prior to default.

There were no loans secured by 1-4 family residential property that were in the process of foreclosure at either June 30, 2018 or December 31, 2017.

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

The migration analysis loss method is used for all loan classes except for the following:

●	On June 27, 2018, the Bank was notified that ReliaMax Surety Company (“ReliaMax Surety”), the South Dakota insurance company which issued surety bonds for the student loan pool, was placed into liquidation due to insolvency. As such, a reserve was calculated using the insurance claim history on the portfolio to establish a historical charge-off rate. In addition qualitative factors were applied to the student loan pool and the calculated reserve is net of any deposit reserve accounts held at the Bank. For reporting periods prior to June 30, 2018, the Company did not charge off student loans as the insurance covered the past due loans, but the Company did apply qualitative factors to calculate a reserve on these loans, net of the deposit reserve accounts held by the Company for this group of loans.

●	Prior to the quarter ended September 30, 2016, there was not an established loss history in the commercial and industrial syndicated loans. The S&P credit and recovery ratings on the credit facilities were utilized to calculate a three-year weighted average historical default rate. During the third quarter of 2016, there was a small loss in the commercial and industrial syndicated loans; therefore, the Company utilized a combination of the migration analysis loss method and the S&P credit and recovery ratings.

●	Commercial and industrial government guaranteed loans require no reserve as these are 100% guaranteed by either the Small Business Administration (“SBA”) or the United States Department of Agriculture (“USDA”).

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

The following represents the loan portfolio designated by the internal risk ratings assigned to each credit as of June 30, 2018 and December 31, 2017 (dollars in thousands). There were no loans rated “Doubtful” as of either period.

					Special	Sub-
June 30, 2018	Excellent	Good	Pass	Watch	Mention	standard	TOTAL
Commercial
Commercial and industrial - organic	$2,980	$22,961	$21,031	$175	$32	$243	$47,422
Commercial and industrial - government guaranteed	25,125	-	-	-	-	-	25,125
Commercial and industrial - syndicated	-	-	10,039	-	-	2,560	12,599
Real estate construction
Residential construction	-	-	4,737	-	-	-	4,737
Commercial construction	-	-	4,430	-	-	-	4,430
Land and land development	-	-	9,423	521	-	517	10,461
Real estate mortgages
1-4 family residential, first lien, investment	-	-	39,450	1,994	-	278	41,722
1-4 family residential, first lien, owner occupied	-	-	18,689	155	-	164	19,008
1-4 family residential, junior lien	-	-	2,793	270	24	551	3,638
Home equity lines of credit, first lien	-	-	8,213	139	-	-	8,352
Home equity lines of credit, junior lien	-	-	12,007	-	-	111	12,118
Farm	-	-	8,869	-	-	1,359	10,228
Multifamily	-	-	33,228	-	-	-	33,228
Commercial owner occupied	-	-	83,493	4,523	-	-	88,016
Commercial non-owner occupied	-	-	121,370	1,376	-	1,005	123,751
Consumer
Consumer revolving credit	60	21,903	881	-	-	-	22,844
Consumer all other credit	227	6,758	578	-	-	31	7,594
Student loans purchased	-	-	57,344	1,918	327	143	59,732
Total Loans	$28,392	$51,622	$436,575	$11,071	$383	$6,962	$535,005

					Special	Sub-
December 31, 2017	Excellent	Good	Pass	Watch	Mention	standard	TOTAL
Commercial
Commercial and industrial - organic	$3,000	$23,937	$17,324	$13	$269	$711	$45,254
Commercial and industrial - government guaranteed	22,946	-	-	-	-	-	22,946
Commercial and industrial - syndicated	-	-	10,590	-	-	2,575	13,165
Real estate construction
Residential construction	-	-	3,812	-	-	-	3,812
Commercial construction	-	-	13,365	-	-	-	13,365
Land and land development	-	-	9,137	3	-	541	9,681
Real estate mortgages
1-4 family residential, first lien, investment	-	-	38,003	1,875	-	435	40,313
1-4 family residential, first lien, owner occupied	-	-	15,465	260	-	723	16,448
1-4 family residential, junior lien	-	-	2,488	265	41	171	2,965
Home equity lines of credit, first lien	-	-	9,098	140	-	-	9,238
Home equity lines of credit, junior lien	-	-	13,115	-	-	111	13,226
Farm	-	-	9,065	-	-	1,380	10,445
Multifamily	-	-	33,356	-	-	-	33,356
Commercial owner occupied	-	669	79,137	455	-	-	80,261
Commercial non-owner occupied	-	-	114,610	972	-	1,017	116,599
Consumer
Consumer revolving credit	6	22,977	1,045	1	1	-	24,030
Consumer all other credit	294	8,006	701	2	-	33	9,036
Student loans purchased	-	-	63,561	1,083	-	-	64,644
Total Loans	$26,246	$55,589	$433,872	$5,069	$311	$7,697	$528,784

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

Impaired loans are individually evaluated and, if deemed appropriate, a specific allocation is made for these loans. In reviewing the loans classified as impaired loans totaling $2.9 million at June 30, 2018, specific valuation allowance was recognized after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the borrower. Of the $113 thousand in the allowance total shown below as individually evaluated for impairment, $111 thousand was attributed to the impaired student loans which required an allowance as of June 30, 2018 due to the loss of the insurance on this portfolio as discussed previously.

A summary of the transactions in the Allowance for Loan Losses by loan portfolio segment for the six months ended June 30, 2018 and the year ended December 31, 2017 appears below (dollars in thousands):

Allowance for Loan Losses Rollforward by Portfolio Segment
As of and for the period ended June 30, 2018

		Real Estate
	Commercial	Construction	Real Estate	Consumer
	Loans	and Land	Mortgages	Loans	Total
Allowance for Loan Losses:
Balance as of January 1, 2018	$885	$206	$2,730	$222	$4,043
Charge-offs	-	-	-	(1)	(1)
Recoveries	42	-	1	8	51
Provision for (recovery of) loan losses	(52)	(60)	(63)	780	605
Ending Balance	$875	$146	$2,668	$1,009	$4,698

Ending Balance:
Individually evaluated for impairment	$-	$-	$2	$111	$113
Collectively evaluated for impairment	875	146	2,666	898	4,585

Loans:
Individually evaluated for impairment	$-	$37	$1,376	$1,489	$2,902
Collectively evaluated for impairment	85,146	19,591	338,685	88,681	532,103
Ending Balance	$85,146	$19,628	$340,061	$90,170	$535,005

As of and for the year ended December 31, 2017

		Real Estate
	Commercial	Construction	Real Estate	Consumer
	Loans	and Land	Mortgages	Loans	Total
Allowance for Loan Losses:
Balance as of January 1, 2017	$824	$127	$2,506	$231	$3,688
Charge-offs	(111)	-	-	-	(111)
Recoveries	31	-	2	15	48
Provision for (recovery of) loan losses	141	79	222	(24)	418
Ending Balance	$885	$206	$2,730	$222	$4,043

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	885	206	2,730	222	4,043

Loans:
Individually evaluated for impairment	$-	$41	$1,450	$1,083	$2,574
Collectively evaluated for impairment	81,365	26,817	321,401	96,627	526,210
Ending Balance	$81,365	$26,858	$322,851	$97,710	$528,784

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

The following tables show the aging of past due loans as of June 30, 2018 and December 31, 2017. (Dollars below reported in thousands.)

							90 Days
Past Due Aging as of	30-59	60-89	90 Days or				Past Due
June 30, 2018	Days Past	Days Past	More Past	Total Past		Total	and Still
	Due	Due	Due	Due	Current	Loans	Accruing
Commercial loans
Commercial and industrial - organic	$-	$-	$-	$-	$47,422	$47,422	$-
Commercial and industrial - government guaranteed	-	-	-	-	25,125	25,125	-
Commercial and industrial - syndicated	-	-	-	-	12,599	12,599	-
Real estate construction and land
Residential construction	-	-	-	-	4,737	4,737	-
Commercial construction	-	-	-	-	4,430	4,430	-
Land and land development	-	-	-	-	10,461	10,461	-
Real estate mortgages
1-4 family residential, first lien, investment	-	-	-	-	41,722	41,722	-
1-4 family residential, first lien, owner occupied	-	17	-	17	18,991	19,008	-
1-4 family residential, junior lien	-	-	-	-	3,638	3,638	-
Home equity lines of credit, first lien	-	-	-	-	8,352	8,352	-
Home equity lines of credit, junior lien	-	-	-	-	12,118	12,118	-
Farm	-	-	-	-	10,228	10,228	-
Multifamily	-	-	-	-	33,228	33,228	-
Commercial owner occupied	250	-	-	250	87,766	88,016	-
Commercial non-owner occupied	-	-	-	-	123,751	123,751	-
Consumer loans
Consumer revolving credit	-	-	-	-	22,844	22,844	-
Consumer all other credit	-	-	-	-	7,594	7,594	-
Student loans purchased	553	327	462	1,342	58,390	59,732	143
Total Loans	$803	$344	$462	$1,609	$533,396	$535,005	$143

							90 Days
Past Due Aging as of	30-59	60-89	90 Days or				Past Due
December 31, 2017	Days Past	Days Past	More Past	Total Past		Total	and Still
	Due	Due	Due	Due	Current	Loans	Accruing
Commercial loans
Commercial and industrial - organic	$-	$-	$-	$-	$45,254	$45,254	$-
Commercial and industrial - government guaranteed	-	-	-	-	22,946	22,946	-
Commercial and industrial - syndicated	-	-	-	-	13,165	13,165	-
Real estate construction and land
Residential construction	-	-	-	-	3,812	3,812	-
Commercial construction	-	-	-	-	13,365	13,365	-
Land and land development	20	-	-	20	9,661	9,681	-
Real estate mortgages
1-4 family residential, first lien, investment	118	-	-	118	40,195	40,313	-
1-4 family residential, first lien, owner occupied	128	-	18	146	16,302	16,448	18
1-4 family residential, junior lien	-	-	-	-	2,965	2,965	-
Home equity lines of credit, first lien	100	-	-	100	9,138	9,238	-
Home equity lines of credit, junior lien	-	-	-	-	13,226	13,226	-
Farm	-	-	-	-	10,445	10,445	-
Multifamily	-	-	-	-	33,356	33,356	-
Commercial owner occupied	11	-	-	11	80,250	80,261	-
Commercial non-owner occupied	79	91	-	170	116,429	116,599	-
Consumer loans
Consumer revolving credit	1	-	-	1	24,029	24,030	-
Consumer all other credit	71	-	-	71	8,965	9,036	-
Student loans purchased	997	160	271	1,428	63,216	64,644	271
Total Loans	$1,525	$251	$289	$2,065	$526,719	$528,784	$289

Note 5. Net Income Per Share

On March 16, 2018, the Board of Directors approved a stock dividend of five percent (5%) on the outstanding shares of common stock of the Company (or .05 share for each share outstanding) which was issued on April 13, 2018 to all shareholders of record as of the close of business on April 3, 2018. Shareholders received cash in lieu of any fractional shares that they otherwise would have been entitled to receive in connection with the stock dividend. The price paid for fractional shares was based on the volume-weighted average price of a share of common stock for the most recent three (3) days prior to the record date during which a trade of the Company’s stock occurred.

For the following table, share and per share data have been adjusted to reflect the 5% stock dividend effective April 13, 2018. The table shows the weighted average number of shares used in computing net income per common share and the effect on the weighted average number of shares of diluted potential common stock for the three and six months ended June 30, 2018 and 2017. Potential dilutive common stock equivalents have no effect on net income available to common shareholders. (Dollars below reported in thousands except per share data.)

Three Months Ended	June 30, 2018			June 30, 2017
		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic net income per share	$1,832	2,539,162	$0.72	$1,920	2,506,058	$0.77
Effect of dilutive stock options	-	21,167	-	-	23,823	(0.01)
Diluted net income per share	$1,832	2,560,329	$0.72	$1,920	2,529,881	$0.76

Six Months Ended	June 30, 2018			June 30, 2017
		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic net income per share	$4,628	2,536,993	$1.82	$3,655	2,500,355	$1.46
Effect of dilutive stock options	-	20,821	(0.01)	-	22,894	(0.01)
Diluted net income per share	$4,628	2,557,814	$1.81	$3,655	2,523,249	$1.45

For the six-month period ended June 30, 2018, there were 62,750 option shares considered anti-dilutive and excluded from this calculation. For the six-month period ended June 30, 2017, option shares totaling 2,100, as adjusted, were considered anti-dilutive and were excluded from this calculation.

Note 6. Stock Incentive Plans

At the Annual Shareholders Meeting on May 21, 2014, shareholders approved the Virginia National Bankshares Corporation 2014 Stock Incentive Plan (“2014 Plan”). The 2014 Plan makes available up to 262,500 shares of the Company’s common stock, as adjusted by the 5% stock dividend, to be issued to plan participants. Similar to the Company’s 2003 Stock Incentive Plan (“2003 Plan”) and 2005 Stock Incentive Plan (“2005 Plan”), the 2014 Plan provides for granting of both incentive and nonqualified stock options, as well as restricted stock and other stock based awards. No new grants will be issued under the 2003 Plan or the 2005 Plan as these plans have expired.

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

A summary of the shares issued and available under each of the Plans is shown below as of June 30, 2018. Share data and exercise price range per share have been adjusted to reflect the 5% stock dividend effective April 13, 2018. Although the 2003 Plan and 2005 Plan have expired and no new grants will be issued under these plans, there were options issued before the plans expired which are still outstanding as shown below.

	2003 Plan	2005 Plan	2014 Plan
Aggregate shares issuable	134,787	241,500	262,500
Options issued, net of forfeited and expired options	(113,457)	(70,884)	(64,850)
Cancelled due to Plan expiration	(21,330)	(170,616)	-
Remaining available for grant	-	-	197,650

Grants issued and outstanding:
Total vested and unvested shares	16,345	18,017	64,325
Fully vested shares	16,345	18,017	-
Exercise price range	$17.39 to	$11.18 to	$28.76 to
	$17.39	$21.53	$44.75

The Company accounts for all of its stock incentive plans under recognition and measurement accounting principles which require that the compensation cost relating to stock-based payment transactions be recognized in the financial statements. Stock-based compensation arrangements include stock options and restricted stock. All stock-based payments to employees are required to be valued at a fair value on the date of grant and expensed based on that fair value over the applicable vesting period. For the six months ended June 30, 2018 and 2017, the Company recognized $17 thousand and $6 thousand, respectively, in compensation expense for stock options. As of June 30, 2018, there was $453 thousand in unrecognized compensation expense remaining to be recognized in future reporting periods through 2023.

Stock Options

Changes in the stock options outstanding related to all of the Plans are summarized below. Share and per share data have been adjusted to reflect the 5% stock dividend effective April 13, 2018. (Dollars in thousands except per share data):

		Weighted Average	Aggregate
	Number of Options	Exercise Price	Intrinsic Value
Outstanding at January 1, 2018	46,123	$19.96	793
Issued	62,750	44.34
Exercised	(10,186)	21.36	$111
Outstanding at June 30, 2018	98,687	$35.31	$1,587

Options exercisable at June 30, 2018	34,362	$19.14	$1,108

The fair value of any grant is estimated at the grant date using the Black-Scholes pricing model. During 2017, a stock option grant for 2,100 shares, as adjusted, was issued. During the first six months of 2018, stock option grants for 62,750 shares were issued, and the fair value of each option granted was estimated based on the assumptions noted in the following table:

For the six months ended
June 30, 2018
Expected volatility[1]	15.49%
Expected dividends [2]	1.81%
Expected term (in years)[3]	6.50
Risk-free rate[4]	2.85%
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

Summary information pertaining to options outstanding at June 30, 2018 is shown below. Share and per share data have been adjusted to reflect the 5% stock dividend effective April 13, 2018.

		Weighted-	Weighted-		Weighted-
	Number of	Average	Average	Number of	Average
	Options	Remaining	Exercise	Options	Exercise
Exercise Price	Outstanding	Contractual Life	Price	Exercisable	Price
$11.18 to $20.00	18,162	1.0 Years	$17.00	18,162	$17.00
$20.01 to $30.00	17,775	1.0 Years	22.17	16,200	21.53
$30.01 to $40.00	0		-	0	-
$40.01 to $44.75	62,750	9.9 Years	44.34	0	-
Total	98,687	6.7 Years	$35.31	34,362	$19.14

Restricted Stock

There were no restricted stock grants outstanding throughout 2017 or as of June 30, 2018. No restricted stock grants were awarded during 2017 or the first six months of 2018.

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

The following tables present the balances measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (dollars in thousands):

		Fair Value Measurements at June 30, 2018 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$18,746	$-	$18,746	$-
Mortgage-backed securities/CMOs	27,117	-	27,117	-
Municipal bonds	17,718	-	17,718	-
Total securities available for sale	$63,581	$-	$63,581	$-

		Fair Value Measurements at December 31, 2017 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$18,962	$-	$18,962	$-
Mortgage-backed securities/CMOs	29,945	-	29,945	-
Municipal bonds	18,593	-	18,593	-
Marketable equity securities	1	-	1	-
Total securities available for sale	$67,501	$-	$67,501	$-

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

Other Real Estate Owned

Other real estate owned (“OREO”) is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the Allowance for Loan Losses. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the Consolidated Statements of Income. As of June 30, 2018 and December 31, 2017, the Company had no OREO property.

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

Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. The Company had impaired loans of $2.9 million as of June 30, 2018 and $2.6 million as of December 31, 2017. None of the impaired loans as of December 31, 2017 required a valuation allowance after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the customer. The impaired loans as of June 30, 2018 requiring a valuation allowance are shown in the table below.

The following table presents the balances measured at fair value on a nonrecurring basis as of June 30, 2018 (dollars in thousands):

		Fair Value Measurements at June 30, 2018 Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans
1-4 family, junior lien	$204	$-	$-	$204
Commercial real estate, nonowner occupied	949	-	-	949
Student loans purchased	1,378	-	-	1,378
Total impaired loans	$2,531	$-	$-	$2,531

There were no balances measured at fair value on a nonrecurring basis at December 31, 2017.

ASC 825, “Financial Instruments,” requires disclosures about fair value of financial instruments for interim periods and excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

On January 1, 2018, the Company adopted ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 makes targeted improvements to several areas of U.S. GAAP, including the disclosure of the fair value of financial instruments that are not measured at fair value on a recurring basis. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of June 30, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion. The Company has historically estimated the fair value for loans reported at amortized cost on its balance sheet by examining the average rates per the terms of these loans, and comparing those average rates to the current rates offered by the Company (i.e., the entry price notion). Utilizing the exit price notion requires the Company to estimate fair value of these loans based on the price that would be received to sell these loans in an orderly transaction between market participants at the measurement date.

The carrying values and estimated fair values of the Company's financial instruments as of June 30, 2018 and December 31, 2017 are as follows (dollars in thousands):

		Fair Value Measurement at June 30, 2018 using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$26,568	$26,568	$-	$-	$26,568
Available for sale securities	63,581	-	63,581	-	63,581
Loans, net	530,307	-	-	517,218	517,218
Bank owned life insurance	16,565	-	16,565	-	16,565
Accrued interest receivable	2,093	-	353	1,740	2,093

Liabilities
Demand deposits and interest-bearing transaction, money market, and savings accounts	$405,257	$-	$405,257	$-	$405,257
Certificates of deposit	131,489	-	127,073	-	127,073
Repurchase agreements and other borrowings	48,387	-	48,387	-	48,387
Accrued interest payable	178	-	178	-	178

		Fair Value Measurement at December 31, 2017 using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$18,277	$18,277	$-	$-	$18,277
Available for sale securities	67,501	-	67,501	-	67,501
Loans, net	524,741	-	-	517,339	517,339
Bank owned life insurance	16,344	-	16,344	-	16,344
Accrued interest receivable	2,012	-	363	1,649	2,012

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$433,729	$-	$433,729	$-	$433,729
Certificates of deposit	109,233	-	108,936	-	108,936
Repurchase agreements and other borrowings	34,092	-	34,092	-	34,092
Accrued interest payable	110	-	110	-	110

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

Note 8. Other Comprehensive Income

A component of the Company’s other comprehensive income, in addition to net income from operations, is the recognition of the unrealized gains and losses on available for sale securities, net of income taxes. Reclassifications of realized gains and losses on available for sale securities are reported in the income statement as “Gains (losses) on sales and calls of securities” with the corresponding income tax effect reflected as a component of income tax expense. Amounts reclassified out of accumulated other comprehensive income are presented below for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Available for sale securities
Realized gains on sales of securities	$-	$-	$-	$4
Tax effect	-	-	-	(1)
Realized gains, net of tax	$-	$-	$-	$3

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

The VNB Wealth segment includes (a) trust income from the investment management, wealth advisory and trust and estate services, comprised of both management fees and performance fees, (b) advisory and brokerage income from investment advisory, retail brokerage, annuity and insurance services offered under the name of VNB Investment Services and (c) royalty income from the sale of Swift Run Capital Management, LLC in 2013. More information on royalty income and the related sale can be found under Summary of Significant Accounting Policies in Note 1 of the notes to consolidated financial statements, which is found in Item 8. Financial Statements and Supplementary Data, in the Company’s Form 10-K Report for December 31, 2017 (the “Company’s 2017 Form 10-K”).

A management fee for administrative and technology support services provided by the Bank is charged to VNB Wealth. For both the six months ended June 30, 2018 and 2017, management fees of $50 thousand were charged to VNB Wealth and eliminated in consolidated totals.

The Company is in the process of changing the structure of its VNB Wealth lines of business and is forming a registered investment adviser (the “RIA”) to offer investment advisory and management services to clients through separately managed accounts and through one or more private investment fund(s). The Company believes the formation of the RIA will allow the Company to offer its investment strategy to a wider range of clients. Effective July 1, 2018, the Company merged VNBTrust into the Bank. The Bank will continue to offer trust and estate administration, investment management and other fiduciary services under the name VNB Wealth Management, as well as VNB Investment Services.

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

Segment information for the three and six months ended June 30, 2018 and 2017 is shown in the following tables (dollars in thousands). The VNB Wealth total assets as shown in the following tables represent the assets of VNB Wealth and should not be confused with client assets under management.

Three months ended June 30, 2018	Bank	VNB Wealth	Consolidated
Net interest income	$5,653	$39	$5,692
Provision for loan losses	701	-	701
Noninterest income	703	604	1,307
Noninterest expense	3,513	514	4,027
Income before income taxes	2,142	129	2,271
Provision for income taxes	412	27	439
Net income	$1,730	$102	$1,832
Total assets	$644,221	$10,436	$654,657

Three months ended June 30, 2017	Bank	VNB Wealth	Consolidated
Net interest income	$5,304	$23	$5,327
Provision for loan losses	115	-	115
Noninterest income	705	622	1,327
Noninterest expense	3,177	536	3,713
Income before income taxes	2,717	109	2,826
Provision for income taxes	869	37	906
Net income	$1,848	$72	$1,920
Total assets	$604,946	$9,579	$614,525

Six months ended June 30, 2018	Bank	VNB Wealth	Consolidated
Net interest income	$11,315	$73	$11,388
Provision for loan losses	605	-	605
Noninterest income	1,346	1,675	3,021
Noninterest expense	7,005	1,039	8,044
Income before income taxes	5,051	709	5,760
Provision for income taxes	983	149	1,132
Net income	$4,068	$560	$4,628

Six months ended June 30, 2017	Bank	VNB Wealth	Consolidated
Net interest income	$10,341	$40	$10,381
Provision for loan losses	45	-	45
Noninterest income	1,367	1,209	2,576
Noninterest expense	6,478	1,060	7,538
Income before income taxes	5,185	189	5,374
Provision for income taxes	1,654	65	1,719
Net income	$3,531	$124	$3,655

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Virginia National Bankshares Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2017, included in the Company’s 2017 Form 10-K. All per share data has been adjusted to reflect the 5% stock dividend effective April 13, 2018. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018 or any future period.

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

FINANCIAL CONDITION

Total assets

The total assets of the Company as of June 30, 2018 were $654.7 million. This is a $10.8 million increase from the $643.9 million total assets reported at December 31, 2017 and a $40.1 million increase from the $614.5 million reported at June 30, 2017. A $42.2 million increase in loans from June 30, 2017 was the major reason for the increase in assets year-over-year.

Federal funds sold

The Company had overnight federal funds sold of $18.3 million as of June 30, 2018, compared to $6.9 million as of December 31, 2017. The Company had no balances in federal funds sold as of June 30, 2017. Any excess funds are sold on a daily basis in the federal funds market. The Company intends to maintain sufficient liquidity at all times to meet its funding commitments.

The Company continues to participate in the Federal Reserve Bank of Richmond’s Excess Balance Account (“EBA”). The EBA is a limited-purpose account at the Federal Reserve Bank for the maintenance of excess cash balances held by financial institutions. The EBA eliminates the potential of concentration risk that comes with depositing excess balances with one or multiple correspondent banks.

Securities

The Company’s investment securities portfolio as of June 30, 2018 totaled $66.8 million, a decrease of $3.0 million compared with the $69.8 million reported at December 31, 2017 and a decrease of $20.3 million from the $87.1 million reported at June 30, 2017. Management proactively manages the mix of earning assets and cost of funds to maximize the earning capacity of the Company. At June 30, 2018 and June 30, 2017, the investment securities holdings represented 10.2% and 14.2% of the Company’s total assets, respectively.

The Company’s investment securities portfolio included restricted securities totaling $3.2 million as of June 30, 2018 compared to $2.3 million as of December 31, 2017 and $1.7 million as of June 30, 2017. These securities represent stock in the Federal Reserve Bank of Richmond (“FRB-R”), the Federal Home Loan Bank of Atlanta (“FHLB-A”), and CBB Financial Corporation (“CBBFC”), the holding company for Community Bankers Bank. The level of FRB-R and FHLB-A stock that the Company is required to hold is determined in accordance with membership guidelines provided by the Federal Reserve Bank Board of Governors or the Federal Home Loan Bank of Atlanta. The increase compared to June 30, 2017 was required by FHLB-A as a result of the Company’s short-term borrowing initiated during the third quarter of 2017. Stock ownership in the bank holding company for Community Bankers’ Bank provides the Bank with several benefits that are not available to non-shareholder correspondent banks. None of these restricted securities are traded on the open market and can only be redeemed by the respective issuer.

At June 30, 2018, the unrestricted securities portfolio totaled $63.6 million. The following table summarizes the Company's available for sale securities by type as of June 30, 2018, December 31, 2017, and June 30, 2017 (dollars in thousands):

	June 30, 2018		December 31, 2017		June 30, 2017
		Percent		Percent		Percent
	Balance	of Total	Balance	of Total	Balance	of Total
U.S. Government agencies	$18,746	29.5%	$18,962	28.1%	$24,223	28.4%
Corporate bonds	-	0.0%	-	0.0%	2,022	2.3%
Mortgage-backed securities/CMOs	27,117	42.6%	29,945	44.4%	40,420	47.4%
Municipal bonds	17,718	27.9%	18,593	27.5%	18,690	21.9%
Marketable equity securities	-	0.0%	1	0.0%	-	0.0%
Total available for sale securities	$63,581	100.0%	$67,501	100.0%	$85,355	100.0%

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

As of June 30, 2018, total loans were $535.0 million, compared to the balance of $528.8 million as of December 31, 2017 and $492.8 million at June 30, 2017. Loans as a percentage of total assets at June 30, 2018 were 81.7%, compared to 80.2% as of June 30, 2017. Loans as a percentage of deposits at June 30, 2018 were 99.7%, compared to 92.9% as of June 30, 2017. This year-over-year increase in the loan-to-deposit ratio is in line with our strategy to achieve an effective mix of earning assets and liabilities on our balance sheet.

The following table summarizes the Company's loan portfolio by type of loan as of June 30, 2018, December 31, 2017, and June 30, 2017 (dollars in thousands):

	June 30, 2018		December 31, 2017		June 30, 2017
		Percent		Percent		Percent
	Balance	of Total	Balance	of Total	Balance	of Total
Commercial and industrial	$85,146	15.9%	$81,365	15.4%	$78,706	16.0%
Real estate - commercial	255,223	47.7%	230,216	43.5%	216,712	44.0%
Real estate - residential mortgage	84,838	15.8%	92,635	17.5%	92,304	18.7%
Real estate - construction	19,628	3.7%	26,858	5.1%	22,331	4.5%
Consumer loans	90,170	16.9%	97,710	18.5%	82,749	16.8%
Total loans	$535,005	100.0%	$528,784	100.0%	$492,802	100.0%

Loan balances expanded $6.2 million since December 31, 2017 and $42.2 million, or 8.6%, from June 30, 2017. Over the one-year period, the loan growth was attributable to approximately $33.1 million in net organic loan growth, supplemented by purchases of loans. The purchase of loans is considered a secondary strategy, which allows the Company to supplement organic loan growth and enhance earnings. Purchased loans with balances outstanding of $97.5 million as of June 30, 2018 were comprised of:

●	Student loans totaling $59.7 million. The Company purchased two student loan packages in 2015 and a third in the fourth quarter of 2016. A fourth tranche was closed in December 2017 for an additional $15.0 million. At the time each of these four packages of student loans was acquired, the Company purchased a surety bond that fully insured this portion of the Company’s consumer portfolio. However, during June 2018, ReliaMax Surety Company (“ReliaMax Surety”), the South Dakota insurance company which issued the surety bonds, was placed into liquidation due to insolvency. Loss claims can be filed for loans in default as of July 27, 2018, and the Company anticipates payment on such claims. No surety claims may be filed for student loans in default after July 27, 2018 since the insurance will terminate.

●	Loans guaranteed by a U.S. government agency (“government guaranteed”) totaling $25.1 million, inclusive of premium. During the fourth quarter of 2016, the Company began augmenting the commercial and industrial portfolio with government guaranteed loans which represent the portion of loans that are 100% guaranteed by either the United States Department of Agriculture (“USDA”) or the Small Business Administration (“SBA”); the originating institution holds the unguaranteed portion of the loan and services it. These government guaranteed portion of loans are typically purchased at a premium. In the event of early prepayment, the Company may need to write off any unamortized premium.

●	Syndicated loans totaling $12.6 million. Syndicated loans represent shared national credits in leveraged lending transactions and are included in the commercial and industrial portfolio. The Company has developed policies to limit overall credit exposure to the syndicated market, as well as limits by industry and amount per borrower.

Management will continue to evaluate loan purchase transactions as needed to supplement organic loan growth, as part of its strategy to strengthen earnings and attain an effective mix of earning assets.

Loan quality

Non-accrual loans totaled $447 thousand at June 30, 2018, compared to the $177 thousand and $153 thousand reported at December 31, 2017 and June 30, 2017, respectively. The balance of loans in non-accrual status increased as a result of $319 thousand in student loans classified as non-accrual for the second quarter. The Company will file claims with the liquidator of ReliaMax Surety by December 31, 2018 for these non-accrual loans, as well as any other student loans that are past due 120 days or more as of July 27, 2018. Based on recent information released by the liquidator, the Company expects to collect the principal balances outstanding on such loans, so $319 thousand in loans as of June 30, 2018 were placed in non-accrual rather than charging them off as previously anticipated and indicated in our Current Report on Form 8-K released on July 5, 2018. Student loans that become 120 days or more past due after July 27, 2018 will be classified as charge-offs.

At June 30, 2018, the Company had loans classified as impaired loans in the amount of $2.9 million, compared to $2.6 million and $2.4 million at December 31, 2017 and June 30, 2017, respectively. Based on regulatory guidance on Student Lending, the Company has classified 67 of its purchased student loans as TDRs for a total of $1.2 million as of June 30, 2018. These borrowers that should have been in repayment have requested and been granted payment extensions or reductions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered restructurings. Student loan borrowers are allowed in-school deferments, plus an automatic six-month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance. Management has evaluated these loans individually for impairment and included any potential loss in the allowance for loan loss; interest continues to accrue on these TDRs during any deferment and forbearance periods.

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

The relationship of the allowance for loan losses to total loans at June 30, 2018, December 31, 2017, and June 30, 2017 appears below (dollars in thousands):

	June 30,	December 31,	June 30,
	2018	2017	2017
Loans held for investment at period-end	$535,005	$528,784	$492,802
Allowance for loan losses	$4,698	$4,043	$3,701
Allowance as a percent of period-end loans	0.88%	0.76%	0.75%

Provisions for loan losses totaling $605 thousand and $45 thousand were recorded in the first six months of 2018 and 2017, respectively. The following is a summary of the changes in the allowance for loan losses for the six months ended June 30, 2018 and June 30, 2017 (dollars in thousands):

	2018	2017
Allowance for loan losses, January 1	$4,043	$3,688
Charge-offs	(1)	(58)
Recoveries	51	26
Provision for loan losses	605	45
Allowance for loan losses, June 30	$4,698	$3,701

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

Management reviews the Allowance for Loan Losses on a quarterly basis to ensure it is adequate based upon the calculated potential losses inherent in the portfolio. Management believes the allowance for loan losses was adequately provided for as of June 30, 2018.

Premises and equipment

The Company’s premises and equipment, net of depreciation, as of June 30, 2018 totaled $7.1 million compared to the $7.4 million and $7.6 million as of December 31, 2017 and June 30, 2017, respectively. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method based on the estimated useful lives of assets. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, assets and related accumulated depreciation are removed from the books, and any resulting gain or loss is charged to income.

As of June 30, 2018, the Company and its subsidiaries occupied five full-service banking facilities in the cities of Charlottesville and Winchester, as well as the county of Albemarle in Virginia. The Bank closed its Orange, Virginia office effective April 13, 2018; expanded messenger service continues to be available to the customers within and surrounding Orange, Virginia.

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

Total deposits as of June 30, 2018 were $536.7 million, down $6.3 million compared to the balances of $543.0 million at December 31, 2017, yet up $6.3 million compared to the $530.4 million total as of June 30, 2017.

Deposit accounts
(dollars in thousands)	June 30, 2018		December 31, 2017		June 30, 2017
		% of Total		% of Total		% of Total
	Balance	Deposits	Balance	Deposits	Balance	Deposits
No cost and low cost deposits:
Noninterest demand deposits	$172,744	32.2%	$193,081	35.6%	$171,875	32.4%
Interest checking accounts	86,008	16.0%	102,583	18.9%	96,295	18.1%
Money market and savings deposit accounts	146,505	27.3%	138,065	25.4%	137,310	25.9%

Total noninterest and low cost deposit accounts	405,257	75.5%	433,729	79.9%	405,480	76.4%

Time deposit accounts:
Certificates of deposit	79,084	14.7%	76,688	14.1%	103,965	19.6%
CDARS deposits	52,405	9.8%	32,545	6.0%	20,964	4.0%
Total certificates of deposit and other time deposits	131,489	24.5%	109,233	20.1%	124,929	23.6%

Total deposit account balances	$536,746	100.0%	$542,962	100.0%	$530,409	100.0%

Noninterest-bearing demand deposits on June 30, 2018 were $172.7 million, representing 32.2% of total deposits. Interest-bearing transaction, money market, and savings accounts totaled $232.5 million, and represented 43.3% of total deposits at June 30, 2018. Collectively, noninterest-bearing and interest-bearing transaction and money market accounts represented 75.5% of total deposit accounts at June 30, 2018. These account types are an excellent source of low-cost funding for the Company.

The remaining 24.5% of total deposits consisted of certificates of deposit and other time deposit accounts totaling $131.5 million at June 30, 2018. Included in this deposit total are Certificate of Deposit Account Registry Service CDs, known as CDARSTM, whereby depositors can obtain FDIC deposit insurance on account balances of up to $50 million. CDARS deposits totaled $52.4 million as of June 30, 2018.

Repurchase agreements and other borrowings

Short-term borrowings, consisting primarily of repurchase agreements, Federal Home Loan Bank (FHLB) Advances, and federal funds purchased, are additional sources of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company's ability to earn a favorable spread on the funds obtained.

Repurchase agreements, also referred to as securities sold under agreement to repurchase, are available to non-individual accountholders on an overnight term through the Company’s investment sweep product. Under the agreements to repurchase, invested funds are fully collateralized by security instruments that are pledged on behalf of customers utilizing this product. Total balances in repurchase agreements as of June 30, 2018 were $13.4 million, compared to $19.1 million at December 31, 2017 and $17.5 million as of June 30, 2017.

The Company has a collateral dependent line of credit with the FHLB of Atlanta. As of June 30, 2018 and December 31, 2017, the Company had outstanding balances of $35.0 million and $15.0 million, respectively, from FHLB advances. The Company had no outstanding borrowings from the FHLB as of June 30, 2017.

Additional borrowing arrangements maintained by the Bank include formal federal funds lines with four major regional correspondent banks. The Company no outstanding balances in overnight federal funds purchased as of June 30, 2018 or December 31, 2017, compared to an outstanding balance of $2.4 million at June 30, 2017.

Shareholders' equity and regulatory capital ratios

The following table displays the changes in shareholders' equity for the Company from December 31, 2017 to June 30, 2018 (dollars in thousands):

Equity, December 31, 2017	$65,105
Net income	4,628
Other comprehensive loss	(848)
Cash dividends declared	(1,245)
Stock options exercised	218
Equity increase due to expensing of stock options	17
Equity, June 30, 2018	$67,875

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

Using the new capital requirements, the Company’s capital ratios remain well above the levels designated by bank regulators as "well capitalized" at June 30, 2018. Under the current risk-based capital guidelines of federal regulatory authorities, the Company’s common equity Tier 1 capital ratio and Tier 1 capital ratio are both at 12.90% of its risk-weighted assets and are well in excess of the minimum capital requirements of 6.50% and 8.00%, respectively. Additionally, the Company has a total capital ratio of 13.78% of its risk-weighted assets and leverage ratio of 10.70% of total assets, which are both well in excess of the minimum 10.00% and 5.00% level designated by bank regulators under “well capitalized” capital guidelines.

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

Net interest income is discussed in Management’s Discussion and Analysis on a GAAP basis, unless noted as “FTE”; and the reconcilement below shows the fully taxable-equivalent adjustment to net interest income to aid the reader in understanding the computations of net interest margin and the efficiency ratio on a non-GAAP basis (dollars in thousands):

Reconcilement of Non-GAAP Measures:	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net interest income	$5,692	$5,327	$11,388	$10,381
Fully taxable-equivalent adjustment	23	33	46	64
Net interest income (FTE)	$5,715	$5,360	$11,434	$10,445

Efficiency ratio	57.5%	55.8%	55.8%	58.2%
Impact of FTE adjustment	-0.2%	-0.3%	-0.2%	-0.3%
Efficiency ratio (FTE)	57.3%	55.5%	55.6%	57.9%

Net interest margin	3.76%	3.48%	3.79%	3.50%
Fully tax-equivalent adjustment	0.02%	0.02%	0.02%	0.02%
Net interest margin (FTE)	3.78%	3.50%	3.81%	3.52%

Net income

Net income for the three months ended June 30, 2018 was $1.8 million, a 4.6% decrease compared to the $1.9 million reported for the three months ended June 30, 2017. Net income per diluted share was $0.72 for the quarter ended June 30, 2018 compared to $0.76 per diluted share for the same quarter in the prior year. The $88 thousand decrease in net income for the second quarter of 2018, when compared to the same period of 2017, was primarily driven by an increase in provision for loan losses recognized during the quarter to provide for an adequate allowance to cover probable losses in the student loan portfolio. During June 2018, ReliaMax Surety, the company who issued the surety bonds covering the student loan portfolio, was declared insolvent. The provision for loan losses increased $586 thousand and noninterest expense increased $314 thousand over the same period in the prior year. Partially offsetting these reductions to net income was a decrease in provision for income taxes and therefore increase to net income of $467 thousand.

Net income for the first six months of 2018 was $4.6 million, a 26.6% increase compared to the $3.7 million reported for the first six months of 2017. Net income per diluted share was $1.81 for the first half of 2018 compared to $1.45 per diluted share for the first half of 2017. The $973 thousand increase in net income during the first six months of 2018, when compared to the same period of 2017, was driven by increases in net interest income of $1.0 million and noninterest income of $445 thousand, along with a decrease in the provision for income taxes of $587 thousand. Partially offsetting this improvement was an increase of $560 in provision for loan losses and $506 thousand in noninterest expenses.

Net interest income

Net interest income (FTE) for the three months ended June 30, 2018 was $5.7 million, a 6.6% increase compared to net interest income of $5.4 million for the three months ended June 30, 2017. Net interest income was positively impacted by an increase in average gross loan balances of $41.1 million. In addition, these loans earned a yield that was 27 basis points higher in the second quarter of 2018 as compared to the second quarter of 2017, rising from 4.21% to 4.48% for the periods noted.

Net interest income (FTE) for the six months ended June 30, 2018 was $11.4 million, a 9.5% increase compared to net interest income of $10.4 million for the six months ended June 30, 2017. Net interest income was positively impacted by an increase in average gross loan balances of $42.4 million. In addition, these loans earned a yield that was 25 basis points higher in the first half of 2018 as compared to the first half of 2017, rising from 4.20% to 4.45% for the periods noted.

Net interest margin (FTE) is the ratio of net interest income (FTE) to average earning assets for the period. The level of interest rates, together with the volume and mix of earning assets and interest-bearing liabilities, impact net interest income (FTE) and net interest margin (FTE). The net interest margin (FTE) of 3.78% for the three months ended June 30, 2018 was 28 basis points higher than the 3.50% for the quarter ended June 30, 2017. The net interest margin (FTE) of 3.81% for the six months ended June 30, 2018 was 29 basis points higher than the 3.52% for the six months ended June 30, 2017. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP net interest margin.

Total interest income (FTE) for the three months ended June 30, 2018 was $713 thousand higher than the same period in the prior year, aiding in the year-to-date increase in net interest income (FTE). The increased loan volume was the major contributor to the increased interest income. This shift resulted in an earning asset yield, as computed on a tax-equivalent basis, of 4.22% on average earning asset balances of $607.1 million for the three months ended June 30, 2018. The earning asset yield, as computed on a tax-equivalent basis, was 3.71% on average earning asset balances of $614.0 million for the three months ended June 30, 2017.

Total interest income (FTE) for the six months ended June 30, 2018 was $1.5 million higher than the same period in the prior year, contributing to the year-to-date increase in net interest income (FTE). The increased loan volume was the major contributor to the increased interest income. This shift resulted in an earning asset yield, as computed on a tax-equivalent basis, of 4.18% on average earning asset balances of $604.8 million for the six months ended June 30, 2018. The earning asset yield, as computed on a tax-equivalent basis, was 3.72% on average earning asset balances of $598.3 million for the six months ended June 30, 2017.

Partially offsetting the increased interest income was an increase in interest expense of $357 thousand for the three months ended June 30, 2018 compared to the same period in the prior year. Interest expense increased $526 for the six months ended June 30, 2018 compared to the same period in the prior year. Interest expense increased due to increased rates paid on deposits to be competitive in the market. Average balances of, and interest rates on, borrowed funds for the first three and six months of 2018 also increased from the same periods in the prior year. Although interest expense as a percentage of average earning assets increased 23 basis points when comparing second quarter of 2018 to second quarter of 2017, and increased 17 basis points when comparing the first six months of 2018 to the first six months of 2017, the Company continues to benefit from its low cost of funds. A table showing the mix of no cost and low cost deposit accounts is shown under “Financial Condition - Deposits” earlier in this report.

The following tables detail the average balance sheet, including an analysis of net interest income (FTE) for earning assets and interest bearing liabilities, for the three and six months ended June 30, 2018 and 2017. These tables also include a rate/volume analysis for these same periods (dollars in thousands).

Consolidated Average Balance Sheet And Analysis of Net Interest Income

	For the three months ended
	June 30, 2018			June 30, 2017			Change in Interest Income/Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to: [4]		Total
	Balance	Income/	Yield/	Balance	Income/	Yield/			Increase/
(dollars in thousands)		Expense	Cost		Expense	Cost	Volume	Rate	(Decrease)
ASSETS
Interest Earning Assets:
Securities
Taxable Securities	$53,847	$303	2.25%	$69,173	$327	1.89%	$(80)	$56	$(24)
Tax Exempt Securities [1]	13,170	109	3.31%	11,803	98	3.32%	11	-	11
Total Securities [1]	67,017	412	2.46%	80,976	425	2.10%	(69)	56	(13)
Total Loans	530,885	5,936	4.48%	489,806	5,141	4.21%	447	348	795
Fed Funds Sold	9,206	39	1.70%	42,210	105	1.00%	(112)	46	(66)
Other Interest Bearing Deposits	-	-	-	1,000	3	1.20%	(3)	-	(3)
Total Earning Assets	607,108	6,387	4.22%	613,992	5,674	3.71%	263	450	713
Less: Allowance for Loan Losses	(3,986)			(3,646)
Total Non-Earning Assets	37,814			36,827
Total Assets	$640,936			$647,173

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$91,061	$11	0.05%	$104,071	$13	0.05%	$(2)	$-	$(2)
Money Market and Savings	155,432	253	0.65%	149,999	110	0.29%	4	139	143
Time Deposits	119,933	262	0.88%	133,057	181	0.55%	(19)	100	81
Total Interest-Bearing Deposits	366,426	526	0.58%	387,127	304	0.31%	(17)	239	222
Short term borrowings	40,792	145	1.43%	15,995	10	0.25%	34	101	135
Total Interest-Bearing Liabilities	407,218	671	0.66%	403,122	314	0.31%	17	340	357
Non-Interest-Bearing Liabilities:
Demand deposits	164,388			180,286
Other liabilities	1,333			1,331
Total Liabilities	572,939			584,739
Shareholders' Equity	67,997			62,434
Total Liabilities & Shareholders' Equity	$640,936			$647,173
Net Interest Income (FTE)		$5,716			$5,360		$246	$110	$356
Interest Rate Spread [2]			3.56%			3.39%
Interest Expense as a Percentage of Average Earning Assets			0.44%			0.21%
Net Interest Margin (FTE) [3]			3.78%			3.50%

(1)	Tax-exempt income for investment securities has been adjusted to a fully tax-equivalent basis (FTE), using a Federal income tax rate of 21% for 2018 and 34% for 2017. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP Presentations section for a reconcilement of GAAP to non-GAAP net interest income and net interest margin.

(2)	Interest spread is the average yield earned on earning assets less the average rate paid on interest-bearing liabilities.

(3)	Net interest margin (FTE) is net interest income (FTE) expressed as a percentage of average earning assets.

(4)	The impact on the net interest income (FTE) resulting from changes in average balances and average rates is shown for the period indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Consolidated Average Balance Sheet And Analysis of Net Interest Income

	For the six months ended
	June 30, 2018			June 30, 2017			Change in Interest Income/Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to: [4]		Total
	Balance	Income/	Yield/	Balance	Income/	Yield/			Increase/
(dollars in thousands)		Expense	Cost		Expense	Cost	Volume	Rate	(Decrease)
ASSETS
Interest Earning Assets:
Securities
Taxable Securities	$54,072	$610	2.26%	$60,095	$556	1.85%	$(60)	$114	$54
Tax Exempt Securities (1)	13,607	216	3.17%	11,460	189	3.30%	34	(7)	27
Total Securities (1)	67,679	826	2.44%	71,555	745	2.08%	(26)	107	81
Total Loans	527,882	11,649	4.45%	485,517	10,106	4.20%	913	630	1,543
Fed Funds Sold	9,262	74	1.61%	40,245	178	0.89%	(191)	87	(104)
Other Interest Bearing Deposits	-	-	-	1,000	6	1.21%	(6)	-	(6)
Total Earning Assets	604,823	12,549	4.18%	598,317	11,035	3.72%	690	824	1,514
Less: Allowance for Loan Losses	(4,016)			(3,676)
Total Non-Earning Assets	37,930			37,257
Total Assets	$638,737			$631,898

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$93,336	$23	0.05%	$100,538	$25	0.05%	$(2)	$-	$(2)
Money Market and Savings	156,217	473	0.61%	146,593	208	0.29%	15	250	265
Time Deposits	113,198	402	0.72%	129,084	337	0.53%	(45)	110	65
Total Interest-Bearing Deposits	362,751	898	0.50%	376,215	570	0.31%	(32)	360	328
Short term borrowings	38,021	218	1.16%	17,155	20	0.24%	47	151	198
Total Interest-Bearing Liabilities	400,772	1,116	0.56%	393,370	590	0.30%	15	511	526
Non-Interest-Bearing Liabilities:
Demand deposits	169,245			175,706
Other liabilities	1,600			1,438
Total Liabilities	571,617			570,514
Shareholders' Equity	67,120			61,384
Total Liabilities & Shareholders' Equity	$638,737			$631,898
Net Interest Income (FTE)		$11,433			$10,445		$675	$313	$988
Interest Rate Spread (2)			3.62%			3.41%
Interest Expense as a Percentage of Average Earning Assets			0.37%			0.20%
Net Interest Margin (FTE) [3]			3.81%			3.52%

(1)	Tax-exempt income for investment securities has been adjusted to a fully tax-equivalent basis (FTE), using a Federal income tax rate of 21% for 2018 and 34% for 2017. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP Presentations section for a reconcilement of GAAP to non-GAAP net interest income and net interest margin.

(2)	Interest spread is the average yield earned on earning assets less the average rate paid on interest-bearing liabilities.

(3)	Net interest margin (FTE) is net interest income (FTE) expressed as a percentage of average earning assets.

(4)	The impact on the net interest income (FTE) resulting from changes in average balances and average rates is shown for the period indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for loan losses

A provision for loan losses of $605 thousand was recorded in the first half of 2018, compared to a provision for loan losses of $45 thousand for the first half of 2017. The significant increase in the 2018 provision for loan losses was due to insolvency of the company that previously provided surety bonds to insure the Bank’s student loan portfolio. The allowance for loan losses as a percentage of total loans at June 30, 2018 of 0.88%, compared to 0.75% as of June 30, 2017. Further discussion of management’s assessment of the allowance for loan losses is provided earlier in the report and in Note 4 – Allowance for Loan Losses, found in the Notes to the Consolidated Financial Statements. In management’s opinion, the allowance was adequately provided for at June 30, 2018.

Noninterest income

The components of noninterest income for the three months ended June 30, 2018 and 2017 are shown below (dollars in thousands):

	For the three months ended		Variance
	June 30, 2018	June 30, 2017	$	%
Noninterest income:
Trust income	$427	$385	$42	10.9%
Advisory and brokerage income	142	128	14	10.9%
Royalty income	34	108	(74)	-68.5%
Customer service fees	236	223	13	5.8%
Debit/credit card and ATM fees	204	232	(28)	-12.1%
Earnings/increase in value of bank owned life insurance	111	104	7	6.7%
Fees on mortgage sales	46	32	14	43.8%
Other	107	115	(8)	-7.0%
Total noninterest income	$1,307	$1,327	$(20)	-1.5%

Noninterest income for the quarter ended June 30, 2018 of $1.3 million was $20 thousand or 1.5% lower than the amount recorded for the quarter ended June 30, 2017. Royalty income of $34 thousand was $74 thousand less in the second quarter of 2018, as a $74 thousand one-time payment was received in the second quarter of 2017 in connection with a revision to our agreement with Swift Run Capital Management, LLC (“SRCM”). VNB Wealth Management contributed positively to income with respect to the trust income and to advisory and brokerage income, each outpacing 2017 second quarter income by 10.9%. Additionally, fees on mortgage sales of $46 thousand during the second quarter of 2018 were 43.8% higher than the amount recognized in the same period in 2017.

The components of noninterest income for the six months ended June 30, 2018 and 2017 are shown below (dollars in thousands):

	For the six months ended		Variance
	June 30, 2018	June 30, 2017	$	%
Noninterest income:
Trust income	$841	$777	$64	8.2%
Advisory and brokerage income	282	255	27	10.6%
Royalty income	552	176	376	213.6%
Customer service fees	483	453	30	6.6%
Debit/credit card and ATM fees	391	444	(53)	-11.9%
Earnings/increase in value of bank owned life insurance	220	209	11	5.3%
Fees on mortgage sales	82	49	33	67.3%
Gains on sales of securities	-	4	(4)	-100.0%
Losses on sales of assets	(33)	-	(33)	N/A
Other	203	209	(6)	-2.9%
Total noninterest income	$3,021	$2,576	$445	17.3%

Noninterest income for the first six months of 2018 of $3.0 million was $445 thousand or 17.3% higher compared with the $2.6 million recorded for the first six months of 2017. Royalty income of $552 thousand was $376 thousand higher in the six months ended June 30, 2018, as a result of the receipt of annual performance fees in connection with our agreement with SRCM.

Noninterest expense

The components of noninterest expense for the three months ended June 30, 2018 and 2017 are shown below (dollars in thousands):

	For the three months ended		Variance
	June 30, 2018	June 30, 2017	$	%
Noninterest expense:
Salaries and employee benefits	$1,982	$1,871	$111	5.9%
Net occupancy	449	458	(9)	-2.0%
Equipment	118	128	(10)	-7.8%
ATM, debit and credit card	53	81	(28)	-34.6%
Bank franchise tax	126	119	7	5.9%
Computer software	106	94	12	12.8%
Data processing	295	248	47	19.0%
FDIC deposit insurance assessment	60	67	(7)	-10.4%
Loan expenses	81	60	21	35.0%
Marketing, advertising and promotion	158	116	42	36.2%
Professional fees	230	125	105	84.0%
Other	369	346	23	6.6%
Total noninterest expense	$4,027	$3,713	$314	8.5%

Noninterest expense for the second quarter of 2018 of $4.0 million was $314 thousand higher than the quarter ended June 30, 2017. The $111 thousand increase in salaries and employee benefits was partially due to the expenses associated with hiring experienced loan officers. Professional fees increased by $105 thousand due to an increase on outsourced services relating to Treasury Management, the Registered Investment Advisor group, and internal audit, as well as increased CDARS placement fees. The $47 thousand increase in data processing was primarily due to cost associated with the implementation of mobile banking. The $42 thousand increase in marketing, advertising, and promotion was due to a budgeted plan to advertise specific products, including competitive deposit rates and the Bank’s 20th anniversary, throughout 2018.

The components of noninterest expense for the six months ended June 30, 2018 and 2017 are shown below (dollars in thousands):

	For the six months ended		Variance
	June 30, 2018	June 30, 2017	$	%
Noninterest expense:
Salaries and employee benefits	$3,973	$3,772	$201	5.3%
Net occupancy	929	929	-	0.0%
Equipment	246	274	(28)	-10.2%
ATM, debit and credit card	116	156	(40)	-25.6%
Bank franchise tax	249	239	10	4.2%
Computer software	199	192	7	3.6%
Data processing	547	527	20	3.8%
FDIC deposit insurance assessment	110	119	(9)	-7.6%
Loan expenses	156	124	32	25.8%
Marketing, advertising and promotion	350	232	118	50.9%
Professional fees	427	255	172	67.5%
Other	742	719	23	3.2%
Total noninterest expense	$8,044	$7,538	$506	6.7%

On a year-to-date basis, noninterest expense of $8.0 million was 6.7% higher than the same period in the prior year. The $201 thousand increase in salaries and employee benefits was primarily due to the expenses associated with hiring experienced loan officers. The $172 thousand increase in professional fees was due to an increase on outsourced services relating to Treasury Management, the Registered Investment Advisor group, and internal audit, as well as increased CDARS placement fees. The $118 thousand increase in marketing, advertising, and promotion was due to a budgeted plan to advertise specific products, including competitive deposit rates and the Bank’s 20th anniversary, throughout 2018.

Management continues to evaluate expenses for potential containments and reductions that would have a positive impact on net income on an ongoing basis.

The efficiency ratio (FTE) increased to 57.3% for the second quarter of 2018, regressing 1.8 percentage points compared to the efficiency ratio (FTE) of 55.5% for the same quarter of 2017, due to the increase in noninterest expense being larger proportionately to the increase in noninterest income plus net interest income. The improved asset mix and higher yields on earning assets should continue to enhance net interest income. Further, additional noninterest income prospects should add to the revenue stream, while cost containment strategies should control expenses. This combination is expected to continue to support a low efficiency ratio. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP efficiency ratio.

Provision for Income Taxes

The Company benefited from the Tax Cuts and Jobs Act (“Tax Act”) enacted on December 22, 2017, which permanently lowered the corporate rate to 21% effective January 1, 2018, amongst other significant changes to the U.S. tax law. For the six months ended June 30, 2018 and June 30, 2017, the Company provided $1.1 million and $1.7 million for Federal income taxes, respectively, resulting in an effective income tax rate of 19.7% and 32.0%, respectively. The effective income tax rates differed from the U.S. statutory rate of 21% for 2018 and 34% for 2017 during the comparable periods primarily due to the effect of tax-exempt income from life insurance policies and municipal bonds. The positive effect of the reduction in the corporate tax rate was partially offset by the income tax provision necessary for the $386 thousand increased income before income taxes in a year-over-year comparison.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

(a) Required 8-K disclosures.

None

(b) Changes in procedures for director nominations by security holders.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
2.0	Reorganization Agreement and Plan of Share Exchange, dated as of March 6, 2013, between Virginia National Bank and Virginia National Bankshares Corporation (incorporated by reference to Virginia National Bankshares Corporation’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 18, 2013).

3.1	Articles of Incorporation of Virginia National Bankshares Corporation, as amended and restated (incorporated by reference to Virginia National Bankshares Corporation’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 18, 2013).

3.2	Bylaws of Virginia National Bankshares Corporation (incorporated by reference to Virginia National Bankshares Corporation’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 18, 2013).

10.1	Virginia National Bank 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Virginia National Bankshares Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2017. Virginia National Bankshares Corporation assumed this plan from Virginia National Bank on December 16, 2013 upon consummation of the reorganization under the agreement referenced as Exhibit 2.0).

10.2	Virginia National Bank Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Virginia National Bankshares Corporation’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 25, 2017. Virginia National Bankshares Corporation assumed this plan from Virginia National Bank on December 16, 2013 upon consummation of the reorganization under the agreement referenced as Exhibit 2.0).

10.3	Virginia National Bankshares Corporation 2014 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to Virginia National Bankshares Corporation’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 25, 2017).

31.1	302 Certification of Principal Executive Officer

31.2	302 Certification of Principal Financial Officer

32.1	906 Certification

101.0	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2018 and June 30, 2017, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and June 30, 2017, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2018 and June 30, 2017, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and June 30, 2017 and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA NATIONAL BANKSHARES CORPORATION
(Registrant)

By:	/s/ Glenn W. Rust
Glenn W. Rust President and Chief Executive Officer

Date:	August 7, 2018

By:	/s/ Tara Y. Harrison
Tara Y. Harrison
Executive Vice President and Chief Financial Officer

Date:	August 7, 2018