Form 10-Q
period 2018-09-30
Virginia National Bankshares Corp
filed 2018-11-09
CIK 1572334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

___________

FORM 10-Q
___________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           ☐ Yes            ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 5, 2018:

Class of Stock	Shares Outstanding
Common Stock, Par Value $2.50	2,543,452

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30, 2018	December 31, 2017 *
ASSETS	(Unaudited)
Cash and due from banks	$7,669	$11,390
Federal funds sold	1,093	6,887
Securities:
Available for sale, at fair value	62,100	67,501
Restricted securities, at cost	2,108	2,284
Total securities	64,208	69,785
Loans	527,327	528,784
Allowance for loan losses	(4,678)	(4,043)
Loans, net	522,649	524,741
Premises and equipment, net	7,195	7,371
Bank owned life insurance	16,677	16,344
Goodwill	372	372
Other intangible assets, net	503	579
Accrued interest receivable and other assets	6,430	6,417
Total assets	$626,796	$643,886
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest-bearing	$170,623	$193,081
Interest-bearing	87,418	102,583
Money market and savings deposit accounts	153,271	138,065
Certificates of deposit and other time deposits	127,190	109,233
Total deposits	538,502	542,962
Repurchase agreements and other borrowings	17,193	34,092
Accrued interest payable and other liabilities	1,977	1,727
Total liabilities	557,672	578,781

Shareholders' equity:
Preferred stock, $2.50 par value, 2,000,000 shares authorized, no shares outstanding	-	-
Common stock, $2.50 par value, 10,000,000 shares authorized; 2,543,452 and 2,410,680 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	6,359	6,027
Capital surplus	26,989	22,038
Retained earnings	37,729	37,923
Accumulated other comprehensive loss	(1,953)	(883)
Total shareholders' equity	69,124	65,105
Total liabilities and shareholders' equity	$626,796	$643,886

* Derived from audited Consolidated Financial Statements

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest and dividend income:
Loans, including fees	$6,200	$5,348	$17,849	$15,454
Federal funds sold	46	30	120	208
Investment securities:
Taxable	265	328	814	838
Tax exempt	86	78	257	203
Dividends	42	23	103	69
Other	-	1	-	7
Total interest and dividend income	6,639	5,808	19,143	16,779

Interest expense:
Demand and savings deposits	277	108	773	341
Certificates and other time deposits	413	179	815	516
Repurchase agreements and other borrowings	158	38	376	58
Total interest expense	848	325	1,964	915
Net interest income	5,791	5,483	17,179	15,864
Provision for loan losses	285	168	890	213
Net interest income after provision for loan losses	5,506	5,315	16,289	15,651

Noninterest income:
Trust income	409	394	1,250	1,171
Advisory and brokerage income	144	132	426	387
Royalty income	17	22	569	198
Customer service fees	210	225	693	678
Debit/credit card and ATM fees	176	206	567	650
Earnings/increase in value of bank owned life insurance	113	103	333	312
Fees on mortgage sales	73	55	155	104
Losses on sales of securities	-	(78)	-	(74)
Losses on sales of other assets	-	-	(33)	-
Other	128	99	331	308
Total noninterest income	1,270	1,158	4,291	3,734

Noninterest expense:
Salaries and employee benefits	2,049	1,998	6,022	5,770
Net occupancy	458	461	1,387	1,390
Equipment	128	124	374	398
Other	1,454	1,334	4,350	3,897
Total noninterest expense	4,089	3,917	12,133	11,455

Income before income taxes	2,687	2,556	8,447	7,930
Provision for income taxes	527	811	1,659	2,530
Net income	$2,160	$1,745	$6,788	$5,400
Net income per common share, basic *	$0.85	$0.69	$2.67	$2.15
Net income per common share, diluted *	$0.84	$0.68	$2.65	$2.13
Weighted average common shares outstanding, basic *	2,542,094	2,521,137	2,538,712	2,507,358
Weighted average common shares outstanding, diluted *	2,561,638	2,543,150	2,559,144	2,529,889

* Shares and per share data have been adjusted to reflect a 5% stock dividend effective April 13, 2018.

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$2,160	$1,745	$6,788	$5,400

Other comprehensive income (loss)

Unrealized gain (loss) on securities, net of tax of ($59) and ($285) for the three and nine months ended September 30, 2018; and net of tax of ($105) and $224 for the three and nine months ended September 30, 2017	(222)	(206)	(1,070)	434

Reclassification adjustment for realized losses on sales of securities, net of tax of $0 and $0 for the three and nine months ended September 30, 2018; and net of tax of $27 and $25 for the three and nine months ended September 30, 2017	-	51	-	49

Total other comprehensive income (loss)	(222)	(155)	(1,070)	483

Total comprehensive income	$1,938	$1,590	$5,718	$5,883

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(Dollars in thousands, except per share data)
(Unaudited)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock *	Surplus *	Earnings	Income (Loss)	Total
Balance, December 31, 2016	$5,922	$21,152	$32,759	$(779)	$59,054
Stock options exercised	105	876	-	-	981
Stock option expense	-	8	-	-	8
Cash dividend declared ($0.45 per share)	-	-	(1,077)	-	(1,077)
Net income	-	-	5,400	-	5,400
Other comprehensive income	-	-	-	483	483
Balance, September 30, 2017	$6,027	$22,036	$37,082	$(296)	$64,849

Balance, December 31, 2017	$6,027	$22,038	$37,923	$(883)	65,105
Stock options exercised	31	237	-	-	268
Stock option expense	-	41	-	-	41
Stock dividend distributed *	301	4,673	(4,974)	-	-
Cash dividends declared ($0.79 per share)	-	-	(2,008)	-	(2,008)
Net income	-	-	6,788	-	6,788
Other comprehensive loss	-	-	-	(1,070)	(1,070)
Balance, September 30, 2018	$6,359	$26,989	$37,729	$(1,953)	$69,124

*	Common stock and capital surplus as of September 30, 2018 includes the 5% stock dividend distributed effective April 13, 2018.

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the nine months ended
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,788	$5,400
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	890	213
Net amortization and accretion of securities	209	327
Net losses on sales and calls of securities	-	74
Net losses on sales of assets	33	-
Earnings on bank owned life insurance	(333)	(312)
Amortization of intangible assets	83	87
Depreciation and other amortization	849	858
Stock option expense	41	8
Net change in:
Accrued interest receivable and other assets	297	18
Accrued interest payable and other liabilities	38	(205)
Net cash provided by operating activities	8,895	6,468

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	-	(45,290)
Net decrease (increase) in restricted investments	176	(1,000)
Proceeds from maturities, calls and principal payments of available for sale securities	3,837	7,212
Proceeds from sales of available for sale securities	-	24,022
Net increase in organic loans	(604)	(9,109)
Net decrease (increase) in purchased loans	1,806	(9,857)
Cash payment for wealth management book of business	(100)	(300)
Purchase of bank premises and equipment	(731)	(249)
Net cash provided by (used in) investing activities	4,384	(34,571)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand deposits, NOW accounts, and money market accounts	(22,417)	(16,404)
Net increase (decrease) in certificates of deposit and other time deposits	17,957	(977)
Net decrease in repurchase agreements	(11,899)	(7,699)
Net (decrease) increase in other short term borrowings	(5,000)	25,000
Proceeds from stock options exercised	268	981
Cash dividends paid	(1,703)	(1,000)
Net cash used in financing activities	(22,794)	(99)
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(9,515)	$(28,202)

CASH AND CASH EQUIVALENTS:
Beginning of period	$18,277	$38,500
End of period	$8,762	$10,298

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1,800	$899
Taxes	$1,990	$2,900

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized (loss) gain on available for sale securities	$(1,355)	$732

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2018

Note 1. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Virginia National Bankshares Corporation (the “Company”), and its subsidiary Virginia National Bank (the “Bank”). Effective July 1, 2018, VNBTrust, National Association (“VNBTrust”), formerly a subsidiary of the Bank, was merged into Virginia National Bank, and the Bank continues to offer investment management, wealth advisory and trust and estate administration services under the name of VNB Wealth Management, also referred to herein as “VNB Wealth.” All references herein to VNB Wealth Management or VNB Wealth refer to VNBTrust for periods prior to July 1, 2018. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The preparation of financial statements in conformity with GAAP and the reporting guidelines prescribed by regulatory authorities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses (including impaired loans), other-than-temporary impairment of securities, intangible assets, and fair value measurements. Operating results for the three-month and nine-month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2017. If needed, certain previously reported amounts have been reclassified to conform to current period presentation. No such reclassifications were significant.

Recent Accounting Pronouncements

Leases In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The FASB made subsequent amendments to Topic 842 in July 2018 through ASU 2018-10 (“Codification Improvements to Topic 842, Leases.”) and ASU 2018-11 (“Leases (Topic 842): Targeted Improvements.”) Among these amendments is the provision in ASU 2018-11 that provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). The Company is currently assessing the impact that ASU 2016-02 (as amended) will have on its consolidated financial statements and has gathered the data necessary to analyze the impact of the adoption of this standard on the balance sheet and income statement, including evaluating leases and contracts which are covered and calculating the impact on its assets and liabilities. The Company does not expect the amendment to have a material impact on its net income but does anticipate an increase in assets and liabilities due to the recognition of the required right-of-use asset and corresponding liability for all lease obligations that are currently classified as operating leases, primarily real estate leases for office space, as well as additional disclosure on all our lease obligations.

Financial Instruments – Credit Losses In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. Early in 2017, the Company formed a cross-functional steering committee, including some members of senior management, to provide governance and guidance over the project plan. The steering committee meets regularly to address the compliance requirements, data requirements and sources, and analysis efforts that are required to adopt these new requirements. In addition to attending seminars and webinars on this topic with regulators and other experts, the committee is working closely with the Company’s vendor to gather additional loan data which is anticipated to be needed for this calculation and is exploring potential solutions with other vendors. The extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. Upon adoption, the impact to the allowance for credit losses (currently allowance for loan losses) will have an offsetting one-time cumulative-effect adjustment to retained earnings.

Goodwill Impairment Testing In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Public business entities that are SEC filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

Premium Amortization on Purchased Callable Debt Securities In March 2017, the FASB issued ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.” The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company does not expect the adoption of ASU 2017-08 to have a material impact on its consolidated financial statements.

Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments in this ASU modify the designation and measurement guidance for hedge accounting as well as provide for increased transparency regarding the presentation of economic results on both the financial statements and related footnotes. Certain aspects of hedge effectiveness assessments will also be simplified upon implementation of this update. The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The Company does not expect the adoption of ASU 2017-12 to have a material impact on its consolidated financial statements.

Stock Compensation - Improvements to Nonemployee Share-Based Payment Accounting In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” The amendments expand the scope of Topic 718 to include share-based payments issued to non-employees for goods or services, which were previously excluded. The amendments will align the accounting for share-based payments to nonemployees and employees more similarly. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its consolidated financial statements.

Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments modify the disclosure requirements in Topic 820 to add disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty. Certain disclosure requirements in Topic 820 are also removed or modified. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Certain of the amendments are to be applied prospectively while others are to be applied retrospectively. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.

Note 2. Securities

The amortized cost and fair values of securities available for sale as of September 30, 2018 and December 31, 2017 were as follows (dollars in thousands):

September 30, 2018	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$19,500	$-	$(782)	$18,718
Mortgage-backed securities/CMOs	27,007	2	(1,132)	25,877
Municipal bonds	18,066	7	(568)	17,505
Total Securities Available for Sale	$64,573	$9	$(2,482)	$62,100

December 31, 2017	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$19,500	$-	$(538)	$18,962
Mortgage-backed securities/CMOs	30,450	-	(505)	29,945
Municipal bonds	18,668	68	(143)	18,593
Total Debt Securities	68,618	68	(1,186)	67,500
Marketable equity securities	1	-	-	1
Total Securities Available for Sale	$68,619	$68	$(1,186)	$67,501

As of September 30, 2018, there were $60.2 million, or 59 issues of individual securities, in a loss position. These securities have an unrealized loss of $2.5 million and consisted of 28 municipal bonds, 24 mortgage-backed/CMOs, and 7 agency bonds. The following table summarizes all securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, at September 30, 2018 and December 31, 2017 (dollars in thousands):

September 30, 2018
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$-	$-	$18,718	$(782)	$18,718	$(782)
Mortgage-backed/CMOs	4,910	(196)	20,542	(936)	25,452	(1,132)
Municipal bonds	9,725	(309)	6,284	(259)	16,009	(568)
	$14,635	$(505)	$45,544	$(1,977)	$60,179	$(2,482)

December 31, 2017
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$7,390	$(110)	$11,572	$(428)	$18,962	$(538)
Mortgage-backed/CMOs	21,422	(260)	8,523	(245)	29,945	(505)
Municipal bonds	10,389	(132)	504	(11)	10,893	(143)
	$39,201	$(502)	$20,599	$(684)	$59,800	$(1,186)

The Company’s securities portfolio is primarily made up of fixed rate bonds, the prices of which move inversely with interest rates. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality. Accordingly, as of September 30, 2018, management believes the impairments detailed in the table above are temporary, and no impairment loss has been realized in the Company’s consolidated income statement.

An “other-than-temporary impairment” (“OTTI”) is considered to exist if either of the following conditions are met: it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or the Company does not expect to recover the security’s entire amortized cost basis (even if the Company does not intend to sell). In the event that a security would suffer impairment for a reason that was “other than temporary,” the Company would be expected to write down the security’s value to its new fair value, and the amount of the write down would be included in earnings as a realized loss. As of September 30, 2018, management has concluded that none of its investment securities have an OTTI based upon the information available. Additionally, management has the ability to hold any security with an unrealized loss until maturity or until such time as the value of the security has recovered from its unrealized loss position.

Securities having carrying values of $20.0 million at September 30, 2018 were pledged as collateral to secure public deposits and repurchase agreements. At December 31, 2017, securities having carrying values of $29.0 million were similarly pledged.

For the nine months ended September 30, 2018, there were no sales of securities. For the nine months ended September 30, 2017, proceeds from the sales of securities amounted to $24.0 million, and gross realized losses on these securities were $74 thousand.

Restricted securities are securities with limited marketability and consist of stock in the Federal Reserve Bank of Richmond (“FRB”), the Federal Home Loan Bank of Atlanta (“FHLB”), and CBB Financial Corporation (“CBBFC”), the holding company for Community Bankers Bank. These restricted securities, totaling $2.1 million and $2.3 million as of September 30, 2018 and December 31, 2017, respectively, are carried at cost.

Note 3. Loans

The composition of the loan portfolio by loan classification at September 30, 2018 and December 31, 2017 appears below (dollars in thousands).

	September 30,	December 31,
	2018	2017
Commercial
Commercial and industrial - organic	$48,315	$45,254
Commercial and industrial - government guaranteed	28,766	22,946
Commercial and industrial - syndicated	12,498	13,165
Total commercial and industrial	89,579	81,365
Real estate construction and land
Residential construction	1,406	3,812
Commercial construction	6,422	13,365
Land and land development	10,953	9,681
Total construction and land	18,781	26,858
Real estate mortgages
1-4 family residential, first lien, investment	40,450	40,313
1-4 family residential, first lien, owner occupied	18,398	16,448
1-4 family residential, junior lien	3,315	2,965
Home equity lines of credit, first lien	8,084	9,238
Home equity lines of credit, junior lien	11,598	13,226
Farm	12,582	10,445
Multifamily	28,343	33,356
Commercial owner occupied	87,920	80,261
Commercial non-owner occupied	121,523	116,599
Total real estate mortgage	332,213	322,851
Consumer
Consumer revolving credit	22,813	24,030
Consumer all other credit	6,571	9,036
Student loans purchased	57,370	64,644
Total consumer	86,754	97,710
Total loans	527,327	528,784
Less: Allowance for loan losses	(4,678)	(4,043)
Net loans	$522,649	$524,741

The balances in the table above include unamortized premiums and net deferred loan costs and fees. As of September 30, 2018, and December 31, 2017, unamortized premiums on loans purchased were $2.3 million and $2.0 million, respectively. Net deferred loan costs (fees) totaled $107 thousand and $199 thousand as of September 30, 2018 and December 31, 2017, respectively.

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

Following is a breakdown by class of the loans classified as impaired loans as of September 30, 2018 and December 31, 2017. These loans are reported at their recorded investment, which is the carrying amount of the loan as reflected on the Company’s balance sheet, net of charge-offs and other amounts applied to reduce the net book balance. Average recorded investment in impaired loans is computed using an average of month-end balances for these loans for either the nine months ended September 30, 2018 or the twelve months ended December 31, 2017. Interest income recognized is for the nine months ended September 30, 2018 or the twelve months ended December 31, 2017. (Dollars below reported in thousands.)

September 30, 2018		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Land and land development	$35	$92	$-	$38	$-
1-4 family residential mortgages, first lien, owner occupied	86	130	-	92	-
1-4 family residential mortgages, junior lien	128	128		289	14
Commercial non-owner occupied real estate	938	938	-	952	38
Total impaired loans without a valuation allowance	1,187	1,288	-	1,371	52

Impaired loans with a valuation allowance
Student loans purchased	1,567	1,567	98	1,314	63
Total impaired loans with a valuation allowance	1,567	1,567	98	1,314	63
Total impaired loans	$2,754	$2,855	$98	$2,685	$115

December 31, 2017		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Land and land development	$41	$94	$-	$46	$-
1-4 family residential mortgages, first lien, owner occupied	99	137	-	107	-
1-4 family residential mortgages, junior lien	379	382		367	17
Commercial non-owner occupied real estate	972	972	-	992	48
Student loans purchased	1,083	1,083	-	959	64
Impaired loans with a valuation allowance	-	-	-	-	-
Total impaired loans	$2,574	$2,668	$-	$2,471	$129

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

	September 30, 2018	December 31, 2017
Land and land development	$35	$41
1-4 family residential mortgages, first lien, owner occupied	86	99
1-4 family residential mortgages, junior lien	-	37
Student loans purchased	445	-
Total nonaccrual loans	$566	$177

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

Based on regulatory guidance on Student Lending, the Company has classified 68 of its student loans purchased as TDRs for a total of $1.1 million as of September 30, 2018. These borrowers that should have been in repayment have requested and been granted payment extensions or reductions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered restructurings. Student loan borrowers are allowed in-school deferments, plus an automatic six-month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance. Initially, all student loans were fully insured by a surety bond, and the Company did not expect to experience a loss on these loans. Based on the loss of insurance after July 27, 2018 due to the insolvency of the insurer, management has evaluated these loans individually for impairment and included any potential loss in the allowance for loan losses; interest continues to accrue on these TDRs during any deferment and forbearance periods.

The following provides a summary, by class, of TDRs that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and TDRs that have been placed in non-accrual status, which are considered to be nonperforming (dollars in thousands).

Troubled debt restructurings (TDRs)	September 30, 2018		December 31, 2017
	No. of	Recorded	No. of	Recorded
	Loans	Investment	Loans	Investment
Performing TDRs
1-4 family residential mortgages, junior lien	1	$128	2	$342
Commercial non-owner occupied real estate	1	938	1	972
Student loans purchased	67	1,122	64	1,083
Total performing TDRs	69	$2,188	67	$2,397

Nonperforming TDRs
Student loans purchased	1	3	-	-
Land and land development	1	$20	1	$24
Total nonperforming TDRs	2	$23	1	$24
Total TDRs	71	$2,211	68	$2,421

A summary of loans shown above that were modified under the terms of a TDR during the three and nine months ended September 30, 2018 and 2017 is shown below by class (dollars in thousands). The Post-Modification Recorded Balance reflects the period end balances, inclusive of any interest capitalized to principal, partial principal paydowns, and principal charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

	For three months ended			For three months ended
	September 30, 2018			September 30, 2017
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Balance	Balance	of Loans	Balance	Balance
Student loans purchased	1	$15	$15	7	$42	$42
Total loans modified during the period	1	$15	$15	7	$42	$42

	For nine months ended			For nine months ended
	September 30, 2018			September 30, 2017
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Balance	Balance	of Loans	Balance	Balance
Student loans purchased	8	$135	$135	16	$133	$133
Total loans modified during the period	8	$135	$135	16	$133	$133

There were no loans modified as TDRs that subsequently defaulted during the nine months ended September 30, 2018 or the twelve months ended December 31, 2017 that were modified as TDRs during the twelve months prior to default.

There were no loans secured by 1-4 family residential property that were in the process of foreclosure at either September 30, 2018 or December 31, 2017.

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

The migration analysis loss method is used for all loan classes except for the following:

●

Student loans purchased - On June 27, 2018, the Company was notified that ReliaMax Surety Company (“ReliaMax Surety”), the South Dakota insurance company which issued surety bonds for the student loan pool, was placed into liquidation due to insolvency. As such, a reserve was calculated beginning in the second quarter of 2018 using the insurance claim history on the portfolio to establish a historical charge-off rate. In addition qualitative factors were applied to the student loan pool and the calculated reserve is net of any deposit reserve accounts held at the Bank. For reporting periods prior to June 30, 2018, the Company did not charge off student loans as the insurance covered the past due loans, but the Company did apply qualitative factors to calculate a reserve on these loans, net of the deposit reserve accounts held by the Company for this group of loans.

●

Commercial and industrial syndicated loans - Prior to the quarter ended September 30, 2016, there was not an established loss history in the commercial and industrial syndicated loans. The S&P credit and recovery ratings on the credit facilities were utilized to calculate a three-year weighted average historical default rate. During the third quarter of 2016, there was a small loss in the commercial and industrial syndicated loans; therefore, the Company utilized a combination of the migration analysis loss method and the S&P credit and recovery ratings.

●

Commercial and industrial government guaranteed loans – These loans require no reserve as these are 100% guaranteed by either the Small Business Administration (“SBA”) or the United States Department of Agriculture (“USDA”).

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

The following represents the loan portfolio designated by the internal risk ratings assigned to each credit as of September 30, 2018 and December 31, 2017 (dollars in thousands). There were no loans rated “Doubtful” as of either period.

					Special	Sub-
September 30, 2018	Excellent	Good	Pass	Watch	Mention	standard	TOTAL
Commercial
Commercial and industrial - organic	$3,832	$22,751	$21,262	$198	$28	$244	$48,315
Commercial and industrial - government guaranteed	28,766	-	-	-	-	-	28,766
Commercial and industrial - syndicated	-	-	9,945	-	-	2,553	12,498
Real estate construction
Residential construction	-	-	1,406	-	-	-	1,406
Commercial construction	-	-	6,422	-	-	-	6,422
Land and land development	-	-	9,921	512	-	520	10,953
Real estate mortgages
1-4 family residential, first lien, investment	-	-	37,361	2,695	118	276	40,450
1-4 family residential, first lien, owner occupied	-	-	17,151	1,093	12	142	18,398
1-4 family residential, junior lien	-	-	2,698	61	23	533	3,315
Home equity lines of credit, first lien	-	-	7,945	139	-	-	8,084
Home equity lines of credit, junior lien	-	-	11,390	97	-	111	11,598
Farm	-	-	10,891	342	-	1,349	12,582
Multifamily	-	-	28,343	-	-	-	28,343
Commercial owner occupied	-	-	83,430	4,490	-	-	87,920
Commercial non-owner occupied	-	-	118,986	1,542	-	995	121,523
Consumer
Consumer revolving credit	30	22,278	505	-	-	-	22,813
Consumer all other credit	231	5,745	565	-	-	30	6,571
Student loans purchased	-	-	54,504	2,075	321	470	57,370
Total Loans	$32,859	$50,774	$422,725	$13,244	$502	$7,223	$527,327

					Special	Sub-
December 31, 2017	Excellent	Good	Pass	Watch	Mention	standard	TOTAL
Commercial
Commercial and industrial - organic	$3,000	$23,937	$17,324	$13	$269	$711	$45,254
Commercial and industrial - government guaranteed	22,946	-	-	-	-	-	22,946
Commercial and industrial - syndicated	-	-	10,590	-	-	2,575	13,165
Real estate construction
Residential construction	-	-	3,812	-	-	-	3,812
Commercial construction	-	-	13,365	-	-	-	13,365
Land and land development	-	-	9,137	3	-	541	9,681
Real estate mortgages
1-4 family residential, first lien, investment	-	-	38,003	1,875	-	435	40,313
1-4 family residential, first lien, owner occupied	-	-	15,465	260	-	723	16,448
1-4 family residential, junior lien	-	-	2,488	265	41	171	2,965
Home equity lines of credit, first lien	-	-	9,098	140	-	-	9,238
Home equity lines of credit, junior lien	-	-	13,115	-	-	111	13,226
Farm	-	-	9,065	-	-	1,380	10,445
Multifamily	-	-	33,356	-	-	-	33,356
Commercial owner occupied	-	669	79,137	455	-	-	80,261
Commercial non-owner occupied	-	-	114,610	972	-	1,017	116,599
Consumer
Consumer revolving credit	6	22,977	1,045	1	1	-	24,030
Consumer all other credit	294	8,006	701	2	-	33	9,036
Student loans purchased	-	-	63,561	1,083	-	-	64,644
Total Loans	$26,246	$55,589	$433,872	$5,069	$311	$7,697	$528,784

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

Impaired loans are individually evaluated and, if deemed appropriate, a specific allocation is made for these loans. In reviewing the loans classified as impaired loans totaling $2.8 million at September 30, 2018, specific valuation allowance was recognized after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the borrower. The $98 thousand in the allowance total shown below as individually evaluated for impairment was attributed to the impaired student loans which required an allowance as of September 30, 2018 due to the loss of the insurance on this portfolio as discussed previously.

A summary of the transactions in the Allowance for Loan Losses by loan portfolio segment for the nine months ended September 30, 2018 and the year ended December 31, 2017 appears below (dollars in thousands):

Allowance for Loan Losses Rollforward by Portfolio Segment
As of and for the period ended September 30, 2018
		Real Estate
	Commercial	Construction	Real Estate	Consumer
	Loans	and Land	Mortgages	Loans	Total
Allowance for Loan Losses:
Balance as of January 1, 2018	$885	$206	$2,730	$222	$4,043
Charge-offs	-	-	-	(316)	(316)
Recoveries	48	-	2	11	61
Provision for (recovery of) loan losses	(53)	(79)	(144)	1,166	890
Ending Balance	$880	$127	$2,588	$1,083	$4,678

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$98	$98
Collectively evaluated for impairment	880	127	2,588	985	4,580

Loans:
Individually evaluated for impairment	$-	$35	$1,152	$1,567	$2,754
Collectively evaluated for impairment	89,579	18,746	331,061	85,187	524,573
Ending Balance	$89,579	$18,781	$332,213	$86,754	$527,327

As of and for the year ended December 31, 2017
		Real Estate
	Commercial	Construction	Real Estate	Consumer
	Loans	and Land	Mortgages	Loans	Total
Allowance for Loan Losses:
Balance as of January 1, 2017	$824	$127	$2,506	$231	$3,688
Charge-offs	(111)	-	-	-	(111)
Recoveries	31	-	2	15	48
Provision for (recovery of) loan losses	141	79	222	(24)	418
Ending Balance	$885	$206	$2,730	$222	$4,043

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	885	206	2,730	222	4,043

Loans:
Individually evaluated for impairment	$-	$41	$1,450	$1,083	$2,574
Collectively evaluated for impairment	81,365	26,817	321,401	96,627	526,210
Ending Balance	$81,365	$26,858	$322,851	$97,710	$528,784

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

The following tables show the aging of past due loans as of September 30, 2018 and December 31, 2017. (Dollars below reported in thousands.)

Past Due Aging as of							90 Days
September 30, 2018	30-59	60-89	90 Days or				Past Due
	Days Past	Days Past	More Past	Total Past		Total	and Still
	Due	Due	Due	Due	Current	Loans	Accruing
Commercial loans
Commercial and industrial - organic	$-	$-	$-	$-	$48,315	$48,315	$-
Commercial and industrial - government guaranteed	-	-	-	-	28,766	28,766	-
Commercial and industrial - syndicated	-	-	-	-	12,498	12,498	-
Real estate construction and land
Residential construction	-	-	-	-	1,406	1,406	-
Commercial construction	-	-	-	-	6,422	6,422	-
Land and land development	-	-	16	16	10,937	10,953	16
Real estate mortgages
1-4 family residential, first lien, investment	86	-	-	86	40,364	40,450	-
1-4 family residential, first lien, owner occupied	-	-	-	-	18,398	18,398	-
1-4 family residential, junior lien	-	-	-	-	3,315	3,315	-
Home equity lines of credit, first lien	-	-	-	-	8,084	8,084	-
Home equity lines of credit, junior lien	-	-	-	-	11,598	11,598	-
Farm	-	-	-	-	12,582	12,582	-
Multifamily	-	-	-	-	28,343	28,343	-
Commercial owner occupied	-	-	-	-	87,920	87,920	-
Commercial non-owner occupied	995	-	-	995	120,528	121,523	-
Consumer loans
Consumer revolving credit	-	-	-	-	22,813	22,813	-
Consumer all other credit	1	-	-	1	6,570	6,571	-
Student loans purchased	549	373	867	1,789	55,581	57,370	504
Total Loans	$1,631	$373	$883	$2,887	$524,440	$527,327	$520

Past Due Aging as of							90 Days
December 31, 2017	30-59	60-89	90 Days or				Past Due
	Days Past	Days Past	More Past	Total Past		Total	and Still
	Due	Due	Due	Due	Current	Loans	Accruing
Commercial loans
Commercial and industrial - organic	$-	$-	$-	$-	$45,254	$45,254	$-
Commercial and industrial - government guaranteed	-	-	-	-	22,946	22,946	-
Commercial and industrial - syndicated	-	-	-	-	13,165	13,165	-
Real estate construction and land
Residential construction	-	-	-	-	3,812	3,812	-
Commercial construction	-	-	-	-	13,365	13,365	-
Land and land development	20	-	-	20	9,661	9,681	-
Real estate mortgages
1-4 family residential, first lien, investment	118	-	-	118	40,195	40,313	-
1-4 family residential, first lien, owner occupied	128	-	18	146	16,302	16,448	18
1-4 family residential, junior lien	-	-	-	-	2,965	2,965	-
Home equity lines of credit, first lien	100	-	-	100	9,138	9,238	-
Home equity lines of credit, junior lien	-	-	-	-	13,226	13,226	-
Farm	-	-	-	-	10,445	10,445	-
Multifamily	-	-	-	-	33,356	33,356	-
Commercial owner occupied	11	-	-	11	80,250	80,261	-
Commercial non-owner occupied	79	91	-	170	116,429	116,599	-
Consumer loans
Consumer revolving credit	1	-	-	1	24,029	24,030	-
Consumer all other credit	71	-	-	71	8,965	9,036	-
Student loans purchased	997	160	271	1,428	63,216	64,644	271
Total Loans	$1,525	$251	$289	$2,065	$526,719	$528,784	$289

Note 5. Net Income Per Share

On March 16, 2018, the Board of Directors approved a stock dividend of five percent (5%) on the outstanding shares of common stock of the Company (or .05 share for each share outstanding) which was issued on April 13, 2018 to all shareholders of record as of the close of business on April 3, 2018 (the “5% Stock Dividend”). Shareholders received cash in lieu of any fractional shares that they otherwise would have been entitled to receive in connection with the stock dividend. The price paid for fractional shares was based on the volume-weighted average price of a share of common stock for the most recent three (3) days prior to the record date during which a trade of the Company’s stock occurred.

For the following table, share and per share data have been adjusted to reflect the 5% Stock Dividend. The table shows the weighted average number of shares used in computing net income per common share and the effect on the weighted average number of shares of diluted potential common stock for the three and nine months ended September 30, 2018 and 2017. Potential dilutive common stock equivalents have no effect on net income available to common shareholders. (Dollars below reported in thousands except per share data.)

Three Months Ended	September 30, 2018			September 30, 2017
		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic net income per share	$2,160	2,542,094	$0.85	$1,745	2,521,137	$0.69
Effect of dilutive stock options	-	19,544	(0.01)	-	22,013	(0.01)
Diluted net income per share	$2,160	2,561,638	$0.84	$1,745	2,543,150	$0.68

Nine Months Ended	September 30, 2018			September 30, 2017
		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic net income per share	$6,788	2,538,712	$2.67	$5,400	2,507,358	$2.15
Effect of dilutive stock options	-	20,432	(0.02)	-	22,531	(0.02)
Diluted net income per share	$6,788	2,559,144	$2.65	$5,400	2,529,889	$2.13

For the nine-month period ended September 30, 2018, there were 62,750 option shares considered anti-dilutive and excluded from this calculation. For the nine-month period ended September 30, 2017, option shares totaling 2,100, as adjusted, were considered anti-dilutive and were excluded from this calculation.

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

A summary of the shares issued and available under each of the Plans is shown below as of September 30, 2018. Share data and exercise price range per share have been adjusted to reflect the 5% Stock Dividend. Although the 2003 Plan and 2005 Plan have expired and no new grants will be issued under these plans, there were options issued before the plans expired which are still outstanding as shown below.

	2003 Plan	2005 Plan	2014 Plan
Aggregate shares issuable	134,787	241,500	262,500
Options issued, net of forfeited and expired options	(113,457)	(70,884)	(64,850)
Cancelled due to Plan expiration	(21,330)	(170,616)	-
Remaining available for grant	-	-	197,650

Grants issued and outstanding:
Total vested and unvested shares	16,345	1,811	64,325
Fully vested shares	16,345	1,811	-
Exercise price range	$17.39 to	$11.18 to	$28.76 to
	$17.39	$14.37	$44.75

The Company accounts for all of its stock incentive plans under recognition and measurement accounting principles which require that the compensation cost relating to stock-based payment transactions be recognized in the financial statements. Stock-based compensation arrangements include stock options and restricted stock. All stock-based payments to employees are required to be valued at a fair value on the date of grant and expensed based on that fair value over the applicable vesting period. For the nine months ended September 30, 2018 and 2017, the Company recognized $41 thousand and $8 thousand, respectively, in compensation expense for stock options. As of September 30, 2018, there was $429 thousand in unrecognized compensation expense remaining to be recognized in future reporting periods through 2023.

Stock Options

Changes in the stock options outstanding related to all of the Plans are summarized below. Share and per share data have been adjusted to reflect the 5% Stock Dividend. (Dollars in thousands except per share data):

	September 30, 2018
		Weighted Average	Aggregate
	Number of Options	Exercise Price	Intrinsic Value
Outstanding at January 1, 2018	46,123	$19.96	$793
Issued	62,750	44.34
Exercised	(12,500)	21.39
Expired	(13,892)	21.53
Outstanding at September 30, 2018	82,481	$38.02	$662

Options exercisable at September 30, 2018	18,155	$17.00	$527

The fair value of any grant is estimated at the grant date using the Black-Scholes pricing model. During 2017, a stock option grant for 2,100 shares, as adjusted to reflect the 5% Stock Dividend, was issued. During the first nine months of 2018, stock option grants for 62,750 shares were issued, and the fair value of each option granted was estimated based on the assumptions noted in the following table:

For the nine months ended
September 30, 2018
Expected volatility[1]	15.49%
Expected dividends[2]	1.81%
Expected term (in years)[3]	6.50
Risk-free rate[4]	2.85%
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

Summary information pertaining to options outstanding at September 30, 2018 is shown below. Share and per share data have been adjusted to reflect the 5% Stock Dividend.

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
	Number of	Average	Average	Number of	Average
	Options	Remaining	Exercise	Options	Exercise
Exercise Price	Outstanding	Contractual Life	Price	Exercisable	Price
$11.18 to $20.00	18,156	0.8 Years	$17.00	18,156	$17.00
$20.01 to $30.00	1,575	8.5 Years	28.76	0	-
$30.01 to $40.00	-	-	-	0	-
$40.01 to $44.75	62,750	9.6 Years	44.34	0	-
Total	82,481	7.7 Years	$38.02	18,156	$17.00

Restricted Stock

There were no restricted stock grants outstanding throughout 2017 or as of September 30, 2018. No restricted stock grants were awarded during 2017 or the first nine months of 2018.

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

The following tables present the balances measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (dollars in thousands):

		Fair Value Measurements at September 30, 2018 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$18,718	$-	$18,718	$-
Mortgage-backed securities/CMOs	25,877	-	25,877	-
Municipal bonds	17,505	-	17,505	-
Total securities available for sale	$62,100	$-	$62,100	$-

		Fair Value Measurements at December 31, 2017 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$18,962	$-	$18,962	$-
Mortgage-backed securities/CMOs	29,945	-	29,945	-
Municipal bonds	18,593	-	18,593	-
Marketable equity securities	1	-	1	-
Total securities available for sale	$67,501	$-	$67,501	$-

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

Other Real Estate Owned

Other real estate owned (“OREO”) is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the Allowance for Loan Losses. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the Consolidated Statements of Income. As of September 30, 2018 and December 31, 2017, the Company had no OREO property.

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

Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. The Company had impaired loans of $2.8 million as of September 30, 2018 and $2.6 million as of December 31, 2017. None of the impaired loans as of December 31, 2017 required a valuation allowance after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the customer. The impaired loans as of September 30, 2018 requiring a valuation allowance are shown in the table below.

The following table presents the balances measured at fair value on a nonrecurring basis as of September 30, 2018 (dollars in thousands):

Fair Value Measurements at September 30, 2018 Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans
Student loans purchased	1,469	-	-	1,469
Total impaired loans	$1,469	$-	$-	$1,469

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

On January 1, 2018, the Company adopted ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 makes targeted improvements to several areas of U.S. GAAP, including the disclosure of the fair value of financial instruments that are not measured at fair value on a recurring basis. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of September 30, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion. The Company has historically estimated the fair value for loans reported at amortized cost on its balance sheet by examining the average rates per the terms of these loans, and comparing those average rates to the current rates offered by the Company (i.e., the entry price notion). Utilizing the exit price notion requires the Company to estimate fair value of these loans based on the price that would be received to sell these loans in an orderly transaction between market participants at the measurement date.

The carrying values and estimated fair values of the Company's financial instruments as of September 30, 2018 and December 31, 2017 are as follows (dollars in thousands):

		Fair Value Measurement at September 30, 2018 using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$8,762	$8,762	$-	$-	$8,762
Available for sale securities	62,100	-	62,100	-	62,100
Loans, net	522,649	-	-	509,973	509,973
Bank owned life insurance	16,677	-	16,677	-	16,677
Accrued interest receivable	2,099	-	364	1,735	2,099

Liabilities
Demand deposits and interest-bearing transaction, money market, and savings accounts	$411,312	$-	$411,312	$-	$411,312
Certificates of deposit	127,190	-	127,103	-	127,103
Repurchase agreements and other borrowings	17,193	-	17,193	-	17,193
Accrued interest payable	274	-	274	-	274

		Fair Value Measurement at December 31, 2017 using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$18,277	$18,277	$-	$-	$18,277
Available for sale securities	67,501	-	67,501	-	67,501
Loans, net	524,741	-	-	517,339	517,339
Bank owned life insurance	16,344	-	16,344	-	16,344
Accrued interest receivable	2,012	-	363	1,649	2,012

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$433,729	$-	$433,729	$-	$433,729
Certificates of deposit	109,233	-	108,936	-	108,936
Repurchase agreements and other borrowings	34,092	-	34,092	-	34,092
Accrued interest payable	110	-	110	-	110

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

Note 8. Other Comprehensive Income

A component of the Company’s other comprehensive income, in addition to net income from operations, is the recognition of the unrealized gains and losses on available for sale securities, net of income taxes. Reclassifications of realized gains and losses on available for sale securities are reported in the income statement as “Gains (losses) on sales and calls of securities” with the corresponding income tax effect reflected as a component of income tax expense. Amounts reclassified out of accumulated other comprehensive income are presented below for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Available for sale securities
Realized losses on sales of securities	$-	$(78)	$-	$(74)
Tax effect	-	27	-	25
Realized losses, net of tax	$-	$(51)	$-	$(49)

Note 9. Segment Reporting

Virginia National Bankshares Corporation has two reportable segments, the Bank and VNB Wealth. Effective July 1, 2018, VNBTrust merged into Virginia National Bank, which continues to offer the same services previously provided by VNBTrust.

The Company’s commercial banking segment involves making loans and generating deposits from individuals, businesses and charitable organizations. Loan fee income, service charges from deposit accounts, and other non-interest-related fees, such as fees for debit cards and ATM usage and fees for treasury management services, generate additional income for this segment.

The VNB Wealth segment includes (a) trust income from the investment management, wealth advisory and trust and estate services, comprised of both management fees and performance fees, (b) advisory and brokerage income from investment advisory, retail brokerage, annuity and insurance services offered under the name of VNB Investment Services, (c) income from the Company’s registered investment adviser, Masonry Capital Management, LLC, and (d) royalty income from the sale of Swift Run Capital Management, LLC in 2013. More information on royalty income and the related sale can be found under Summary of Significant Accounting Policies in Note 1 of the notes to consolidated financial statements, which is found in Item 8. Financial Statements and Supplementary Data, in the Company’s Form 10-K Report for December 31, 2017 (the “Company’s 2017 Form 10-K”).

A management fee for administrative and technology support services provided by the Bank is allocated to VNB Wealth. For both the nine months ended September 30, 2018 and 2017, management fees of $75 thousand were charged to VNB Wealth and eliminated in consolidated totals.

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

Segment information for the three and nine months ended September 30, 2018 and 2017 is shown in the following tables (dollars in thousands). Note that asset information is not reported below, as the assets previously allocated to VNB Wealth are reported at the Bank level subsequent to the merger of VNBTrust, National Association, into the Bank effective July 1, 2018; also, assets specifically allocated to the VNB Wealth lines of business are insignificant and are no longer provided to the chief operating decision maker.

Three months ended September 30, 2018	Bank	VNB Wealth	Consolidated
Net interest income	$5,791	$-	$5,791
Provision for loan losses	285	-	285
Noninterest income	700	570	1,270
Noninterest expense	3,542	547	4,089
Income before income taxes	2,664	23	2,687
Provision for income taxes	522	5	527
Net income	$2,142	$18	$2,160

Three months ended September 30, 2017	Bank	VNB Wealth	Consolidated
Net interest income	$5,457	$26	$5,483
Provision for loan losses	168	-	168
Noninterest income	610	548	1,158
Noninterest expense	3,380	537	3,917
Income before income taxes	2,519	37	2,556
Provision for income taxes	798	13	811
Net income	$1,721	$24	$1,745

Nine months ended September 30, 2018	Bank	VNB Wealth	Consolidated
Net interest income	$17,106	$73	$17,179
Provision for loan losses	890	-	890
Noninterest income	2,046	2,245	4,291
Noninterest expense	10,547	1,586	12,133
Income before income taxes	7,715	732	8,447
Provision for income taxes	1,505	154	1,659
Net income	$6,210	$578	$6,788

Nine months ended September 30, 2017	Bank	VNB Wealth	Consolidated
Net interest income	$15,798	$66	$15,864
Provision for loan losses	213	-	213
Noninterest income	1,977	1,757	3,734
Noninterest expense	9,858	1,597	11,455
Income before income taxes	7,704	226	7,930
Provision for income taxes	2,452	78	2,530
Net income	$5,252	$148	$5,400

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Virginia National Bankshares Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2017, included in the Company’s 2017 Form 10-K. All per share data has been adjusted to reflect the 5% Stock Dividend effective April 13, 2018 (the “5% Stock Dividend”). Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018 or any future period.

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

FINANCIAL CONDITION

Total assets

The total assets of the Company as of September 30, 2018 were $626.8 million. This is a $17.1 million decrease from the $643.9 million total assets reported at December 31, 2017 and a $16.5 million increase from the $610.3 million reported at September 30, 2017. A $26.3 million increase in loans since September 30, 2017 was the major reason for the increase in assets year-over-year.

Federal funds sold

The Company had overnight federal funds sold of $1.1 million as of September 30, 2018, compared to $6.9 million as of December 31, 2017 and $3.2 million as of September 30, 2017. Any excess funds are sold on a daily basis in the federal funds market. The Company intends to maintain sufficient liquidity at all times to meet its funding commitments.

The Company continues to participate in the Federal Reserve Bank of Richmond’s Excess Balance Account (“EBA”). The EBA is a limited-purpose account at the Federal Reserve Bank for the maintenance of excess cash balances held by financial institutions. The EBA eliminates the potential of concentration risk that comes with depositing excess balances with one or multiple correspondent banks.

Securities

The Company’s investment securities portfolio as of September 30, 2018 totaled $64.2 million, a decrease of $5.6 million compared with the $69.8 million reported at December 31, 2017 and a decrease of $9.6 million from the $73.8 million reported at September 30, 2017. Management proactively manages the mix of earning assets and cost of funds to maximize the earning capacity of the Company. At September 30, 2018 and September 30, 2017, the investment securities holdings represented 10.2% and 12.1% of the Company’s total assets, respectively.

The Company’s investment securities portfolio included restricted securities totaling $2.1 million as of September 30, 2018 compared to $2.3 million as of December 31, 2017 and $2.7 million as of September 30, 2017. These securities represent stock in the Federal Reserve Bank of Richmond (“FRB-R”), the Federal Home Loan Bank of Atlanta (“FHLB-A”), and CBB Financial Corporation (“CBBFC”), the holding company for Community Bankers Bank. The level of FRB-R and FHLB-A stock that the Company is required to hold is determined in accordance with membership guidelines provided by the Federal Reserve Bank Board of Governors or the Federal Home Loan Bank of Atlanta. The decrease compared to September 30, 2017 was due to the decrease in the Company’s short-term borrowing initiated with the FHLB-A from the third quarter of 2017 to the third quarter of 2018. Stock ownership in the bank holding company for Community Bankers’ Bank provides the Bank with several benefits that are not available to non-shareholder correspondent banks. None of these restricted securities are traded on the open market and can only be redeemed by the respective issuer.

At September 30, 2018, the unrestricted securities portfolio totaled $62.1 million. The following table summarizes the Company's available for sale securities by type as of September 30, 2018, December 31, 2017, and September 30, 2017 (dollars in thousands):

	September 30, 2018		December 31, 2017		September 30, 2017
		Percent		Percent		Percent
	Balance	of Total	Balance	of Total	Balance	of Total
U.S. Government agencies	$18,718	30.1%	$18,962	28.1%	$19,166	27.0%
Mortgage-backed securities/CMOs	25,877	41.7%	29,945	44.4%	31,624	44.5%
Municipal bonds	17,505	28.2%	18,593	27.5%	20,259	28.5%
Marketable equity securities	-	0.0%	1	0.0%	-	0.0%
Total available for sale securities	$62,100	100.0%	$67,501	100.0%	$71,049	100.0%

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

As of September 30, 2018, total loans were $527.3 million, compared to $528.8 million as of December 31, 2017 and $501.0 million at September 30, 2017. Loans as a percentage of total assets at September 30, 2018 were 84.1%, compared to 82.1% as of September 30, 2017. Loans as a percentage of deposits at September 30, 2018 were 97.9%, compared to 98.8% as of September 30, 2017. This consistently high loan-to-deposit ratio is in line with our strategy to achieve an effective mix of earning assets and liabilities on our balance sheet.

The following table summarizes the Company's loan portfolio by type of loan as of September 30, 2018, December 31, 2017, and September 30, 2017 (dollars in thousands):

	September 30, 2018		December 31, 2017		September 30, 2017
		Percent		Percent		Percent
	Balance	of Total	Balance	of Total	Balance	of Total
Commercial and industrial	$89,579	17.0%	$81,365	15.4%	$82,214	16.4%
Real estate - commercial	250,368	47.5%	230,216	43.5%	217,599	43.4%
Real estate - residential mortgage	81,845	15.5%	92,635	17.5%	92,470	18.5%
Real estate - construction	18,781	3.5%	26,858	5.1%	25,147	5.0%
Consumer loans	86,754	16.5%	97,710	18.5%	83,594	16.7%
Total loans	$527,327	100.0%	$528,784	100.0%	$501,024	100.0%

Loan balances declined $1.5 million, or 0.3%, since December 31, 2017 yet expanded $26.3 million, or 5.2%, from September 30, 2017. Over the one-year period, the loan growth was comprised of $65.9 million in new funding from organic loan growth, which was offset by $46.8 million in payoffs and normal amortization, supplemented by $7.2 million in net growth in purchased loans. The purchase of loans is considered a secondary strategy, which allows the Company to supplement organic loan growth and enhance earnings. Purchased loans with balances outstanding of $98.6 million as of September 30, 2018 were comprised of:

●	Student loans totaling $57.4 million. The Company purchased two student loan packages in 2015 and a third in the fourth quarter of 2016. A fourth tranche was closed in December 2017 for an additional $15.0 million. At the time each of these four packages of student loans was acquired, the Company purchased a surety bond that fully insured this portion of the Company’s consumer portfolio. However, during June 2018, ReliaMax Surety Company (“ReliaMax Surety”), the South Dakota insurance company which issued the surety bonds, was placed into liquidation due to insolvency. Loss claims can be filed for loans in default as of July 27, 2018, and the Company anticipates payment on such claims. No surety claims may be filed for student loans in default after July 27, 2018 since the insurance terminated.

●	Loans guaranteed by a U.S. government agency (“government guaranteed”) totaling $28.8 million, inclusive of premium. During the fourth quarter of 2016, the Company began augmenting the commercial and industrial portfolio with government guaranteed loans which represent the portion of loans that are 100% guaranteed by either the United States Department of Agriculture (“USDA”) or the Small Business Administration (“SBA”); the originating institution holds the unguaranteed portion of each loan and services it. These government guaranteed portion of loans are typically purchased at a premium. In the event of early prepayment, the Company may need to write off any unamortized premium.

●	Syndicated loans totaling $12.4 million. Syndicated loans represent shared national credits in leveraged lending transactions and are included in the commercial and industrial portfolio. The Company has developed policies to limit overall credit exposure to the syndicated market, as well as limits by industry and amount per borrower.

Management will continue to evaluate loan purchase transactions as needed to supplement organic loan growth, as part of its strategy to strengthen earnings and attain an effective mix of earning assets.

Loan quality

Non-accrual loans totaled $566 thousand at September 30, 2018, compared to the $177 thousand and $186 thousand reported at December 31, 2017 and September 30, 2017, respectively. The balance of loans in non-accrual status increased as a result of $445 thousand in student loans classified as non-accrual during the second and third quarters of 2018 based on the loss of insurance on these loans. The Company will file claims with the liquidator of ReliaMax Surety, which issued surety bonds on the student loan portfolio, by December 31, 2018 for these non-accrual loans. Based on information released by the liquidator, the Company expects to collect the principal balances outstanding on such loans, which were 120 or more days past due as of July 27, 2018, together with interest outstanding as of that date. Student loans that have or will become 120 days or more past due after July 27, 2018 are classified as charge-offs. The Company has contracted with a third party to proactively manage the collections of past due student loans; this third party has extensive experience and specializes in this type of asset management.

At September 30, 2018, the Company had loans classified as impaired loans in the amount of $2.8 million, compared to $2.6 million and $2.5 million at December 31, 2017 and September 30, 2017, respectively. Based on regulatory guidance on Student Lending, the Company has classified 68 of its purchased student loans as TDRs for a total of $1.1 million as of September 30, 2018. These borrowers that should have been in repayment have requested and been granted payment extensions or reductions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered restructurings. Student loan borrowers are allowed in-school deferments, plus an automatic six-month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance. Management has evaluated these loans individually for impairment and included any potential loss in the allowance for loan loss; interest continues to accrue on these TDRs during any deferment and forbearance periods.

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

The relationship of the allowance for loan losses to total loans at September 30, 2018, December 31, 2017, and September 30, 2017 appears below (dollars in thousands):

	September 30,	December 31,	September 30,
	2018	2017	2017
Loans held for investment at period-end	$527,327	$528,784	$501,024
Allowance for loan losses	$4,678	$4,043	$3,824
Allowance as a percent of period-end loans	0.89%	0.76%	0.76%

Provisions for loan losses totaling $890 thousand and $213 thousand were recorded in the first nine months of 2018 and 2017, respectively. The following is a summary of the changes in the allowance for loan losses for the nine months ended September 30, 2018 and September 30, 2017 (dollars in thousands):

	2018	2017
Allowance for loan losses, January 1	$4,043	$3,688
Charge-offs	(316)	(111)
Recoveries	61	34
Provision for loan losses	890	213
Allowance for loan losses, September 30	$4,678	$3,824

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

Management reviews the Allowance for Loan Losses on a quarterly basis to ensure it is adequate based upon the calculated potential losses inherent in the portfolio. Management believes the allowance for loan losses was adequately provided for as of September 30, 2018.

Premises and equipment

The Company’s premises and equipment, net of depreciation, as of September 30, 2018 totaled $7.2 million compared to $7.4 million as of December 31, 2017 and September 30, 2017. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method based on the estimated useful lives of assets. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, assets and related accumulated depreciation are removed from the books, and any resulting gain or loss is charged to income.

As of September 30, 2018, the Company and its subsidiaries occupied five full-service banking facilities in the cities of Charlottesville and Winchester, as well as the county of Albemarle in Virginia. The Bank closed its Orange, Virginia office effective April 13, 2018; expanded messenger service continues to be available to the customers within and surrounding Orange, Virginia.

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

Total deposits as of September 30, 2018 were $538.5 million, down $4.5 million compared to the balances of $543.0 million at December 31, 2017, yet up $31.2 million compared to the $507.3 million total as of September 30, 2017.

Deposit accounts
(dollars in thousands)	September 30, 2018		December 31, 2017		September 30, 2017
		% of Total		% of Total		% of Total
	Balance	Deposits	Balance	Deposits	Balance	Deposits
No cost and low cost deposits:
Noninterest demand deposits	$170,623	31.7%	$193,081	35.6%	$166,544	32.8%
Interest checking accounts	87,418	16.2%	102,583	18.9%	98,528	19.4%
Money market and savings deposit accounts	153,271	28.5%	138,065	25.4%	128,149	25.3%

Total noninterest and low cost deposit accounts	411,312	76.4%	433,729	79.9%	393,221	77.5%

Time deposit accounts:
Certificates of deposit	84,164	15.6%	76,688	14.1%	97,273	19.2%
CDARS deposits	43,026	8.0%	32,545	6.0%	16,776	3.3%
Total certificates of deposit and other time deposits	127,190	23.6%	109,233	20.1%	114,049	22.5%

Total deposit account balances	$538,502	100.0%	$542,962	100.0%	$507,270	100.0%

Noninterest-bearing demand deposits on September 30, 2018 were $170.6 million, representing 31.7% of total deposits. Interest-bearing transaction, money market, and savings accounts totaled $240.7 million, and represented 44.7% of total deposits at September 30, 2018. Collectively, noninterest-bearing and interest-bearing transaction and money market accounts represented 76.4% of total deposit accounts at September 30, 2018. These account types are an excellent source of low-cost funding for the Company.

The remaining 23.6% of total deposits consisted of certificates of deposit and other time deposit accounts totaling $127.2 million at September 30, 2018. Included in this deposit total are Certificate of Deposit Account Registry Service CDs, known as CDARSTM, whereby depositors can obtain FDIC deposit insurance on account balances of up to $50 million. CDARS deposits totaled $43.0 million as of September 30, 2018; of which $27.7 million were reciprocal balances for the Bank’s customers and $15.3 million were brokered deposits.

The Company implemented insured cash sweep (“ICS”) deposit products during the quarter. ICS deposit balances of $5.9 million and $10.6 million are included in the interest checking accounts and the money market and savings deposit accounts balances, respectively, in the table above.

Repurchase agreements and other borrowings

Short-term borrowings, consisting primarily of repurchase agreements, Federal Home Loan Bank (FHLB) Advances, and federal funds purchased, are additional sources of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company's ability to earn a favorable spread on the funds obtained.

Repurchase agreements, also referred to as securities sold under agreement to repurchase, are available to non-individual accountholders on an overnight term through the Company’s investment sweep product. Under the agreements to repurchase, invested funds are fully collateralized by security instruments that are pledged on behalf of customers utilizing this product. Total balances in repurchase agreements as of September 30, 2018 were $7.2 million, compared to $19.1 million at December 31, 2017 and $12.0 million as of September 30, 2017. The decrease in the balances in repurchase agreements is the result of the migration of certain customer balances from repurchase agreements to the new ICS deposit products.

The Company has a collateral dependent line of credit with the FHLB of Atlanta. As of September 30, 2018, December 31, 2017 and September 30, 2017, the Company had outstanding balances of $10.0 million and $15.0 million and $25.0 million, respectively, from FHLB advances.

Additional borrowing arrangements maintained by the Bank include formal federal funds lines with four major regional correspondent banks. The Company no outstanding balances in overnight federal funds purchased as of September 30, 2018, December 31, 2017 or September 30, 2017.

Shareholders' equity and regulatory capital ratios

The following table displays the changes in shareholders' equity for the Company from December 31, 2017 to September 30, 2018 (dollars in thousands):

Equity, December 31, 2017	$65,105
Net income	6,788
Other comprehensive loss	(1,070)
Cash dividends declared	(2,008)
Stock options exercised	268
Equity increase due to expensing of stock options	41
Equity, September 30, 2018	$69,124

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

Using the new capital requirements, the Company’s capital ratios remain well above the levels designated by bank regulators as "well capitalized" at September 30, 2018. Under the current risk-based capital guidelines of federal regulatory authorities, the Company’s common equity Tier 1 capital ratio and Tier 1 capital ratio are both at 13.37% of its risk-weighted assets and are well in excess of the minimum capital requirements of 6.50% and 8.00%, respectively. Additionally, the Company has a total capital ratio of 14.26% of its risk-weighted assets and leverage ratio of 10.93% of total assets, which are both well in excess of the minimum 10.00% and 5.00% level designated by bank regulators under “well capitalized” capital guidelines.

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

Net interest income is discussed in Management’s Discussion and Analysis on a GAAP basis, unless noted as “FTE”; and the reconcilement below shows the fully taxable-equivalent adjustment to net interest income to aid the reader in understanding the computations of net interest margin and the efficiency ratio on a non-GAAP basis (dollars in thousands):

Reconcilement of Non-GAAP Measures:	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net interest income	$5,791	$5,483	$17,179	$15,864
Fully taxable-equivalent adjustment	23	40	69	104
Net interest income (FTE)	$5,814	$5,523	$17,248	$15,968

Efficiency ratio	57.9%	59.0%	56.5%	58.4%
Impact of FTE adjustment	-0.2%	-0.4%	-0.2%	-0.3%
Efficiency ratio (FTE)	57.7%	58.6%	56.3%	58.1%

Net interest margin	3.78%	3.67%	3.79%	3.56%
Fully tax-equivalent adjustment	0.02%	0.03%	0.02%	0.02%
Net interest margin (FTE)	3.80%	3.70%	3.81%	3.58%

Net income

Net income for the three months ended September 30, 2018 was $2.2 million, a 23.8% increase compared to the $1.7 million reported for the three months ended September 30, 2017. Net income per diluted share was $0.84 for the quarter ended September 30, 2018 compared to $0.68 per diluted share for the same quarter in the prior year, as adjusted to reflect the 5% Stock Dividend. The $415 thousand increase in net income for the third quarter of 2018, when compared to the same period of 2017, was primarily driven by a $308 thousand increase in net interest income, driven by increases in rate and volume of the loan portfolio, along with a $284 thousand decrease in the provision for income taxes. Partially offsetting these reductions to net income was an increase in noninterest expense of $172 thousand.

Net income for the first nine months of 2018 was $6.8 million, a 25.7% increase compared to the $5.4 million reported for the first nine months of 2017. Net income per diluted share was $2.65 for the first nine months of 2018 compared to $2.13 per diluted share for the first nine months of 2017, as adjusted to reflect the 5% Stock Dividend. The $1.4 million increase in net income during the first nine months of 2018, when compared to the same period of 2017, was driven by an increase in net interest income of $1.3 million, by increases in rate and volume of the loan portfolio, along with an increase in noninterest income of $557 thousand, and a decrease in the provision for income taxes of $871 thousand. Partially offsetting these improvements were increases of $677 thousand in the provision for loan losses and $678 thousand in noninterest expenses.

Net interest income

Net interest income (FTE) for the three months ended September 30, 2018 was $5.8 million, a 5.3% increase compared to net interest income of $5.5 million for the three months ended September 30, 2017. Net interest income was positively impacted by an increase in average gross loan balances of $35.9 million. In addition, these loans earned a yield that was 35 basis points higher in the third quarter of 2018 as compared to the third quarter of 2017, rising from 4.27% to 4.62% for the periods noted.

Net interest income (FTE) for the nine months ended September 30, 2018 was $17.2 million, an 8.0% increase compared to net interest income of $16.0 million for the nine months ended September 30, 2017. Net interest income was positively impacted by an increase in average gross loan balances of $39.9 million. In addition, these loans earned a yield that was 29 basis points higher in the first nine months of 2018 compared to the first nine months of 2017, rising from 4.22% to 4.51% for the periods noted.

Net interest margin (FTE) is the ratio of net interest income (FTE) to average earning assets for the period. The level of interest rates, together with the volume and mix of earning assets and interest-bearing liabilities, impact net interest income (FTE) and net interest margin (FTE). The net interest margin (FTE) of 3.80% for the quarter ended September 30, 2018 was ten basis points higher than the 3.70% for the quarter ended September 30, 2017. The net interest margin (FTE) of 3.81% for the nine months ended September 30, 2018 was 23 basis points higher than the 3.58% for the nine months ended September 30, 2017. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP net interest margin.

Total interest income (FTE) for the three months ended September 30, 2018 was $815 thousand higher than the same period in the prior year, aiding in the year-to-date increase in net interest income (FTE). The increased yield on loans was the major contributor to the increased interest income. This shift resulted in an earning asset yield, as computed on a tax-equivalent basis, of 4.35% on average earning asset balances of $607.7 million for the three months ended September 30, 2018. The earning asset yield, as computed on a tax-equivalent basis, was 3.92% on average earning asset balances of $591.9 million for the three months ended September 30, 2017.

Total interest income (FTE) for the nine months ended September 30, 2018 was $2.3 million higher than the same period in the prior year, contributing to the year-to-date increase in net interest income (FTE). The increased loan volume was the major contributor to the increased interest income. This shift resulted in an earning asset yield, as computed on a tax-equivalent basis, of 4.24% on average earning asset balances of $605.8 million for the nine months ended September 30, 2018. The earning asset yield, as computed on a tax-equivalent basis, was 3.79% on average earning asset balances of $596.2 million for the nine months ended September 30, 2017.

Partially offsetting the increased interest income was an increase in interest expense of $524 thousand for the three months ended September 30, 2018 compared to the same period in the prior year. Interest expense increased $1.0 million for the nine months ended September 30, 2018 compared to the same period in the prior year. Interest expense increased due to increased rates paid on deposits to be competitive in the market. Average balances of, and interest rates on, borrowed funds for the first three and nine months of 2018 also increased from the same periods in the prior year. Although interest expense as a percentage of average earning assets increased 23 basis points when comparing third quarter of 2018 to third quarter of 2017, and increased 22 basis points when comparing the first nine months of 2018 to the first nine months of 2017, the Company continues to benefit from its low cost of funds. A table showing the mix of no cost and low cost deposit accounts is shown under “Financial Condition - Deposits” earlier in this report.

The following tables detail the average balance sheet, including an analysis of net interest income (FTE) for earning assets and interest bearing liabilities, for the three and nine months ended September 30, 2018 and 2017. These tables also include a rate/volume analysis for these same periods (dollars in thousands).

Consolidated Average Balance Sheet And Analysis of Net Interest Income

	For the three months ended
	September 30, 2018			September 30, 2017			Change in Interest Income/Expense
		Interest	Average		Interest	Average			Total
	Average	Income/	Yield/	Average	Income/	Yield/	Change Due to: [4]		Increase/
(dollars in thousands)	Balance	Expense	Cost	Balance	Expense	Cost	Volume	Rate	(Decrease)
ASSETS
Interest Earning Assets:
Securities
Taxable Securities	$52,765	$308	2.33%	$71,208	$351	1.97%	$(101)	$58	$(43)
Tax Exempt Securities [1]	13,195	108	3.27%	13,557	118	3.48%	(3)	(7)	(10)
Total Securities [1]	65,960	416	2.52%	84,765	469	2.21%	(104)	51	(53)
Total Loans	532,876	6,201	4.62%	496,983	5,348	4.27%	401	452	853
Fed Funds Sold	8,904	46	2.05%	9,698	30	1.23%	(3)	19	16
Other Interest Bearing Deposits	-	-	-	462	1	0.86%	(1)	-	(1)
Total Earning Assets	607,740	6,663	4.35%	591,908	5,848	3.92%	293	522	815
Less: Allowance for Loan Losses	(4,702)			(3,721)
Total Non-Earning Assets	37,983			36,502
Total Assets	$641,021			$624,689

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$85,754	$14	0.06%	$95,542	$12	0.05%	$(1)	$3	$2
Money Market and Savings	154,231	263	0.68%	135,113	96	0.28%	15	152	167
Time Deposits	123,213	413	1.33%	122,586	179	0.58%	1	233	234
Total Interest-Bearing Deposits	363,198	690	0.75%	353,241	287	0.32%	15	388	403
Short term borrowings	38,698	159	1.63%	26,013	38	0.58%	26	95	121
Total Interest-Bearing Liabilities	401,896	849	0.84%	379,254	325	0.34%	41	483	524
Non-Interest-Bearing Liabilities:
Demand deposits	169,720			179,964
Other liabilities	243			1,062
Total Liabilities	571,859			560,280
Shareholders' Equity	69,162			64,409
Total Liabilities & Shareholders' Equity	$641,021			$624,689
Net Interest Income (FTE)		$5,814			$5,523		$252	$39	$291
Interest Rate Spread [2]			3.51%			3.58%
Interest Expense as a Percentage of Average Earning Assets			0.55%			0.22%
Net Interest Margin (FTE) [3]			3.80%			3.70%

(1)

Tax-exempt income for investment securities has been adjusted to a fully tax-equivalent basis (FTE),using a Federal income tax rate of 21% for 2018 and 34% for 2017. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP Presentations section for a reconcilement of GAAP to non-GAAP net interest income and net interest margin.

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

Consolidated Average Balance Sheet And Analysis of Net Interest Income

	For the nine months ended
	September 30, 2018			September 30, 2017			Change in Interest Income/Expense
		Interest	Average		Interest	Average			Total
	Average	Income/	Yield/	Average	Income/	Yield/	Change Due to: [4]		Increase/
(dollars in thousands)	Balance	Expense	Cost	Balance	Expense	Cost	Volume	Rate	(Decrease)
ASSETS
Interest Earning Assets:
Securities
Taxable Securities	$53,890	$917	2.27%	$63,884	$907	1.89%	$(154)	$164	$10
Tax Exempt Securities (1)	13,253	325	3.27%	12,167	307	3.36%	27	(9)	18
Total Securities (1)	67,143	1,242	2.47%	76,051	1,214	2.13%	(127)	155	28
Total Loans	529,556	17,850	4.51%	489,375	15,454	4.22%	1,316	1,080	2,396
Fed Funds Sold	9,142	120	1.75%	29,951	208	0.93%	(201)	113	(88)
Other Interest Bearing Deposits	-	-	-	819	7	1.14%	(7)	-	(7)
Total Earning Assets	605,841	19,212	4.24%	596,196	16,883	3.79%	981	1,348	2,329
Less: Allowance for Loan Losses	(4,247)			(3,691)
Total Non-Earning Assets	37,912			36,964
Total Assets	$639,506			$629,469

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$90,781	$37	0.05%	$98,854	$37	0.05%	$(3)	$3	$-
Money Market and Savings	155,548	736	0.63%	142,724	304	0.28%	30	402	432
Time Deposits	116,573	815	0.93%	126,895	516	0.54%	(45)	344	299
Total Interest-Bearing Deposits	362,902	1,588	0.59%	368,473	857	0.31%	(18)	749	731
Short term borrowings	38,249	376	1.31%	20,140	58	0.39%	86	232	318
Total Interest-Bearing Liabilities	401,151	1,964	0.65%	388,613	915	0.31%	68	981	1,049
Non-Interest-Bearing Liabilities:
Demand deposits	170,135			177,142
Other liabilities	413			1,310
Total Liabilities	571,699			567,065
Shareholders' Equity	67,807			62,404
Total Liabilities & Shareholders' Equity	$639,506			$629,469
Net Interest Income (FTE)		$17,248			$15,968		$913	$367	$1,280
Interest Rate Spread (2)			3.59%			3.48%
Interest Expense as a Percentage of Average Earning Assets			0.43%			0.21%
Net Interest Margin (FTE) [3]			3.81%			3.58%

(1)

Tax-exempt income for investment securities has been adjusted to a fully tax-equivalent basis (FTE),using a Federal income tax rate of 21% for 2018 and 34% for 2017. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP Presentations section for a reconcilement of GAAP to non-GAAP net interest income and net interest margin.

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

Provision for loan losses

A provision for loan losses of $890 thousand was recorded in the first nine months of 2018, compared to a provision for loan losses of $213 thousand for the first nine months of 2017. The significant increase in the 2018 provision for loan losses was due to insolvency of the company that previously provided surety bonds to insure the Company’s student loan portfolio. The allowance for loan losses as a percentage of total loans at September 30, 2018 of 0.89%, compared to 0.76% as of December 31, 2017. Further discussion of management’s assessment of the allowance for loan losses is provided earlier in the report and in Note 4 – Allowance for Loan Losses, found in the Notes to the Consolidated Financial Statements. In management’s opinion, the allowance was adequately provided for at September 30, 2018.

Noninterest income

The components of noninterest income for the three months ended September 30, 2018 and 2017 are shown below (dollars in thousands):

	For the three months ended		Variance
	September 30, 2018	September 30, 2017	$	%
Noninterest income:
Trust income	$409	$394	$15	3.8%
Advisory and brokerage income	144	132	12	9.1%
Royalty income	17	22	(5)	-22.7%
Customer service fees	210	225	(15)	-6.7%
Debit/credit card and ATM fees	176	206	(30)	-14.6%
Earnings/increase in value of bank owned life insurance	113	103	10	9.7%
Fees on mortgage sales	73	55	18	32.7%
Losses on sales of securities	-	(78)	78	100.0%
Other	128	99	29	29.3%
Total noninterest income	$1,270	$1,158	$112	9.7%

Noninterest income for the quarter ended September 30, 2018 of $1.3 million was $112 thousand or 9.7% higher than the amount recorded for the quarter ended September 30, 2017. This increase was largely due to a loss on sale of securities that was realized in 2017 upon the restructuring of the securities portfolio, which did not reoccur in 2018. Other income increased $29 thousand or 29.3%, which was essentially due to increased escrow income of $15 thousand and increased letter of credit fees of $12 thousand over the prior year third quarter. Additionally, fees on mortgage sales of $73 thousand during the third quarter of 2018 were 32.7% higher than the amount recognized in the same period in 2017. Debit/credit card and ATM fees decreased $30 thousand or 14.6% compared to the same quarter in the prior year due to the removal of cash dispensers that were determined to be unprofitable, as well as the elimination of the debit rewards program. (Refer to the Noninterest expense section which reveals significant decreases in the expenses related to such programs.)

The components of noninterest income for the nine months ended September 30, 2018 and 2017 are shown below (dollars in thousands):

	For the nine months ended		Variance
	September 30, 2018	September 30, 2017	$	%
Noninterest income:
Trust income	$1,250	$1,171	$79	6.7%
Advisory and brokerage income	426	387	39	10.1%
Royalty income	569	198	371	187.4%
Customer service fees	693	678	15	2.2%
Debit/credit card and ATM fees	567	650	(83)	-12.8%
Earnings/increase in value of bank owned life insurance	333	312	21	6.7%
Fees on mortgage sales	155	104	51	49.0%
Losses on sales of securities	-	(74)	74	100.0%
Losses on sales of assets	(33)	-	(33)	N/A
Other	331	308	23	7.5%
Total noninterest income	$4,291	$3,734	$557	14.9%

Noninterest income for the first nine months of 2018 of $4.3 million was $557 thousand or 14.9% higher than the $3.7 million recorded for the first nine months of 2017. Royalty income of $569 thousand was $371 thousand higher in the nine months ended September 30, 2018, as a result of the receipt of annual performance fees in connection with our agreement with SRCM. VNB Wealth Management also contributed to the increase, recognizing $79 thousand or 6.7% more in the first nine months of 2018 than recognized in the first nine months of 2017. Furthermore, the $74 thousand loss on sale of securities that was realized in 2017 upon the restructuring of the securities portfolio did not reoccur in 2018. Fees on mortgage sales of $155 thousand during the first nine months of 2018 were $51 thousand or 49.0% higher than the amount recognized in the same period in 2017. Debit/credit card and ATM fees decreased $83 thousand or 12.8% compared to the same nine months in the prior year due to the removal of cash dispensers that were determined to be unprofitable, as well as the elimination of the debit rewards program. (Refer to the Noninterest expense section which reveals significant decreases in the expenses related to such programs.)

Noninterest expense

The components of noninterest expense for the three months ended September 30, 2018 and 2017 are shown below (dollars in thousands):

	For the three months ended		Variance
	September 30, 2018	September 30, 2017	$	%
Noninterest expense:
Salaries and employee benefits	$2,049	$1,998	$51	2.6%
Net occupancy	458	461	(3)	-0.7%
Equipment	128	124	4	3.2%
ATM, debit and credit card	48	90	(42)	-46.7%
Bank franchise tax	126	119	7	5.9%
Computer software	108	91	17	18.7%
Data processing	281	236	45	19.1%
FDIC deposit insurance assessment	44	87	(43)	-49.4%
Loan expenses	72	60	12	20.0%
Marketing, advertising and promotion	170	126	44	34.9%
Professional fees	227	153	74	48.4%
Other	378	372	6	1.6%
Total noninterest expense	$4,089	$3,917	$172	4.4%

Noninterest expense for the third quarter of 2018 of $4.1 million was $172 thousand higher than the quarter ended September 30, 2017. Professional fees increased by $74 thousand due to an increase in outsourced services relating to Treasury Management, the RIA formation, and internal audit, as well as increased CDARS placement fees. Salaries and employee benefits increased $51 thousand due to the granting of annual increases of approximately 4% over the prior year, offset by a slight reduction in headcount. Data processing expense increased $45 thousand primarily due to costs associated with mobile banking and settlement software. Marketing, advertising, and promotion expense increased $44 thousand due to a budgeted plan to advertise specific products, competitive deposit rates, and the Bank’s 20th anniversary, throughout 2018. Offsetting these unfavorable variances were a decrease in FDIC deposit insurance assessment expense of $43 thousand due to a recalculation of our rate which included lower factors than in the prior year, and a decrease in ATM, debit and credit card expenses of $42 thousand due to the removal of cash dispensers that were determined to be unprofitable.

The components of noninterest expense for the nine months ended September 30, 2018 and 2017 are shown below (dollars in thousands):

	For the nine months ended		Variance
	September 30, 2018	September 30, 2017	$	%
Noninterest expense:
Salaries and employee benefits	$6,022	$5,770	$252	4.4%
Net occupancy	1,387	1,390	(3)	-0.2%
Equipment	374	398	(24)	-6.0%
ATM, debit and credit card	163	247	(84)	-34.0%
Bank franchise tax	375	357	18	5.0%
Computer software	307	283	24	8.5%
Data processing	828	763	65	8.5%
FDIC deposit insurance assessment	154	206	(52)	-25.2%
Loan expenses	228	184	44	23.9%
Marketing, advertising and promotion	520	359	161	44.8%
Professional fees	654	408	246	60.3%
Other	1,121	1,090	31	2.8%
Total noninterest expense	$12,133	$11,455	$678	5.9%

On a year-to-date basis, noninterest expense of $12.1 million was 5.9% higher than the same period in the prior year. The $252 thousand increase in salaries and employee benefits was due to the granting of annual increases of approximately 4% over the prior year and the addition of experienced loan officers, offset by a slight reduction in headcount. The $246 thousand increase in professional fees was due to an increase on outsourced services relating to Treasury Management, the RIA formation, and internal audit, as well as increased CDARS placement fees. The $161 thousand increase in marketing, advertising, and promotion was due to a budgeted plan to advertise specific products, competitive deposit rates, and the Bank’s 20th anniversary, throughout 2018. Offsetting these unfavorable variances were a decrease in ATM, debit and credit card expenses of $84 thousand due to the removal of cash dispensers that were determined to be unprofitable, and a decrease in FDIC deposit insurance assessment expense of $52 thousand due to a recalculation of our rate which included lower factors than in the prior year.

Management continues to evaluate expenses for potential containments and reductions that would have a positive impact on net income on an ongoing basis.

The efficiency ratio (FTE) improved to 57.7% for the third quarter of 2018 from 58.6% for the same quarter of 2017, due to the increase in noninterest expense being proportionately less than the increase in noninterest income plus net interest income. The efficiency ratio (FTE) decreased to 56.3% for the first nine months of 2018, which was more favorable than the 58.1% for the same period in 2017, due to the same factors. The improved asset mix and higher yields on earning assets should continue to enhance net interest income. Further, additional noninterest income prospects should add to the revenue stream, while cost containment strategies should control expenses. This combination is expected to continue to support a low efficiency ratio. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP efficiency ratio.

Provision for Income Taxes

The Company benefited from the Tax Cuts and Jobs Act (“Tax Act”) enacted on December 22, 2017, which permanently lowered the corporate income tax rate to 21% effective January 1, 2018, amongst other significant changes to the U.S. tax law. For the three months ended September 30, 2018 and September 30, 2017, the Company provided $527 thousand and $811 thousand for Federal income taxes, respectively, resulting in an effective income tax rate of 19.6% and 31.7%, respectively. For the nine months ended September 30, 2018 and September 30, 2017, the Company provided $1.7 million and $2.5 million for Federal income taxes, respectively, resulting in an effective income tax rate of 19.6% and 31.9%, respectively. The effective income tax rates differed from the U.S. statutory rate of 21% for 2018 and 34% for 2017 during the comparable periods primarily due to the effect of tax-exempt income from life insurance policies and municipal bonds. The positive effect of the reduction in the corporate income tax rate was partially offset by the income tax provision necessary for the $517 thousand increased income before income taxes in a year-over-year comparison.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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
101.0

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2018 and September 30, 2017, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and September 30, 2017, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2018 and September 30, 2017, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and September 30, 2017 and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA NATIONAL BANKSHARES CORPORATION
(Registrant)

By:	/s/ Glenn W. Rust
Glenn W. Rust
President and Chief Executive Officer

Date:	November 9, 2018

By:	/s/ Tara Y. Harrison
Tara Y. Harrison
Executive Vice President and Chief Financial Officer

Date:	November 9, 2018