Form 10-K
period 2018-12-31
Virginia National Bankshares Corp
filed 2019-03-15
CIK 1572334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018           Commission File Number: 000-55117

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☒	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _ No X

On June 30, 2018, the aggregate market value of the common equity held by non-affiliates of the registrant was $112,395,854.

The registrant has one class of common stock, of which 2,559,115 shares were outstanding as of close of business March 12, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are hereby incorporated into Part I and Part III of this Form 10-K by reference: the Proxy Statement for the Company’s 2019 Annual Meeting of Shareholders to be filed by April 30, 2019.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT COULD AFFECT FUTURE RESULTS

Certain statements contained or incorporated by reference in this annual report on Form 10-K are “forward-looking statements” as defined in the Securities Exchange Act of 1934, including but not limited to, statements concerning future results of operations or financial position, borrowing capacity and future liquidity, future investment results, future credit exposure, future loan losses, plans and objectives for future operations, change in laws and regulations applicable to the Company and its subsidiaries, adequacy of funding sources, actuarial expected benefit payments, valuation of foreclosed assets, regulatory requirements, economic environment and other statements contained herein regarding matters that are not historical facts. Such statements are often characterized by use of qualified words such as “expect,” “believe,” “estimate,” “project,” “anticipate,” “intend,” “will,” “should,” or words of similar meaning or other statements concerning the opinions or judgment of the Company and its management about future events. These statements are not historical facts but instead are subject to numerous assumptions, risks and uncertainties, and represent only management’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside management’s control. Any forward-looking statements made by the Company speak only as of the date on which such statements are made. The Company’s actual results and financial position may differ materially from the anticipated results and financial condition indicated in or implied by these forward-looking statements. The Company makes no commitment to update or revise forward-looking statements in order to reflect new information or subsequent events or changes in expectations.

Factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

●	inflation, interest rates, market and monetary fluctuations;

●	geopolitical developments, including acts of war and terrorism and their impact on economic conditions;

●	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

●	the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance);

●	the effect of the Tax Cuts and Jobs Act of 2017 (“Tax Act”) and changes in the effect of the Tax Act due to issuance of interpretive regulatory guidance or enactment of corrective or supplemental legislation;

●	changes in accounting principles, policies and guidelines;

●	changes, particularly declines, in general economic conditions and in the local economies in which the Company operates;

●	the financial condition of the Company’s borrowers;

●	competitive pressures on loan and deposit pricing and demand;

●	changes in technology and their impact on the marketing of new products and services and the acceptance of these products and services by new and existing customers;

●	the willingness of customers to substitute competitors’ products and services for the Company’s products and services;

●	the risks and uncertainties described from time to time in press releases and other public filings; and

●	the Company’s performance in managing the risks involved in any of the foregoing.

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

Virginia National Bank, the principal operating subsidiary of the Company, was organized in 1998 under federal law as a national banking association to engage in a general commercial and retail banking business. The Bank received its charter from the Office of the Comptroller of the Currency (the “OCC”) and commenced operations on July 29, 1998. The Bank is headquartered in Charlottesville, Virginia. The Bank’s deposits are insured up to the maximum amount provided by the Federal Deposit Insurance Act by the Federal Deposit Insurance Corporation (“FDIC”). Prior to July, 2018, the Bank had one wholly owned subsidiary, VNBTrust, National Association (“VNBTrust”), a national trust bank formed in 2007. Effective July 1, 2018, VNBTrust was merged into Virginia National Bank, and the Bank continues to offer investment management, wealth advisory and trust and estate administration services under the name of VNB Wealth Management, also referred to herein as “VNB Wealth”. The Bank is subject to the supervision, examination and regulations of the OCC.

During 2018, the Company changed the structure of its VNB Wealth lines of business. The Company formed Masonry Capital Management, LLC (“Masonry Capital”), a registered investment adviser, to offer investment advisory and management services to clients through separately managed accounts and through one or more private investment fund(s). The Company believes the formation of Masonry Capital will allow the Company to offer its investment strategy to a wider range of clients.

References to the Company’s subsidiaries in this document include both the Bank and Masonry Capital Management, LLC.

As of December 31, 2018, the Company and its subsidiaries occupied five full-service banking facilities in the cities of Charlottesville and Winchester and the County of Albemarle, Virginia, as well as a drive-through facility with additional office space in Charlottesville. Refer to Item 2. Properties for additional information regarding locations.

The multi-story office building at 404 People Place, Charlottesville, Virginia, also serves as the Company’s corporate headquarters and operations center, as well as the headquarters for Masonry Capital. Additionally, the Company has a loan production office in Harrisonburg, Virginia.

Products and Services

The Bank offers a full range of banking and related financial services, including checking accounts, NOW accounts, money market deposit accounts, certificates of deposit, individual retirement accounts, Certificate of Deposit Account Registry Service (CDARS™), Insured Cash Sweep® (ICS®) and other depository services. The Bank actively solicits such accounts from individuals, businesses and charitable organizations within its trade area. Other services offered by the Bank include automated teller machines (“ATMs”), internet banking, treasury and cash management services and merchant card services. In addition, the Bank is affiliated with Visa®, which is accepted worldwide and offers debit cards to consumer and business customers.

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

Investment management, wealth advisory and trust and estate administration services are offered through VNB Wealth. Investment management services are also offered through Masonry Capital. The flagship product for managed accounts employs a value-based, catalyst-driven investment strategy. The financial instruments used include common and preferred stock, corporate bonds, bank loans and other debt securities, convertible securities, Exchange Traded Funds (“EFTs”), options, warrants and cash equivalents. More information on VNB Wealth Management is available at www.vnbwealth.com and on Masonry Capital is available at www.mansonrycap.com.

Investment advisory, brokerage, annuity and insurance services and products are offered under the name of VNB Investment Services pursuant to networking agreements with a registered broker/dealer and a registered investment adviser to provide services through representatives who are also employees of the Company.

The Bank primarily serves the Virginia communities in and around the City of Charlottesville, Albemarle County and the City of Winchester. The Bank also has a loan production office in Harrisonburg, Virginia. The Bank’s office locations are well-positioned in attractive markets. Within its market area, there are various types of industry including higher education, medical and professional services, research and development companies and retail. The Bank closed its Orange, Virginia office effective April 13, 2018; expanded messenger service continues to be available to the customers within and surrounding Orange, Virginia.

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

In addition to competing with other commercial banks within and outside its primary service areas, the Company competes with other financial institutions engaged in the business of making loans or accepting deposits, such as credit unions, insurance companies, small loan companies, finance companies, mortgage companies, certain governmental agencies and other enterprises. Competition for money market accounts with securities brokers and mutual funds is strong. Additional competition for deposits comes from government and private issuers of debt obligations and other investment alternatives for depositors such as money market funds.

The market areas served by the Company are highly competitive with respect to banking. Competition for loans to businesses and professionals is intense, and pricing is important. Many of the Company’s competitors have substantially greater resources and lending limits than the Company and offer certain services such as extensive and established branch networks that the Company does not expect to match. Deposit competition is also very strong. Management believes, however, that a market exists for the personal and customized financial services an independent, community bank can offer.

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

Subject to certain exceptions, the BHC Act and the Change in Bank Control Act, together with applicable regulations, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company’s acquiring “control” of a bank or bank holding company. A conclusive presumption of control exists if an individual or company acquires the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution. A rebuttable presumption of control exists if a person or company acquires 10% or more but less than 25% of any class of voting securities of an insured depository institution and either (i) the institution has registered its securities with the SEC under Section 12 of the Exchange Act or (ii) no other person will own a greater percentage of that class of voting securities immediately after the acquisition. The Company’s common stock is registered under Section 12 of the Exchange Act.

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

Limits on Dividends and Other Payments. The Company is a legal entity, separate and distinct from its subsidiaries. A significant portion of the revenues of the Company result from dividends paid to it by the Bank. There are various legal limitations applicable to the payment of dividends by the Bank to the Company and to the payment of dividends by the Company to its shareholders. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. The OCC has advised that a national bank should generally pay dividends only out of current operating earnings. Under current regulations, prior regulatory approval is required if cash dividends declared by the Bank in any given year exceed net income for that year, plus retained net profits of the two preceding years. The payment of dividends by the Bank or the Company may be limited by other factors, such as requirements to maintain capital above regulatory guidelines. Bank regulatory agencies have the authority to prohibit the Bank or the Company from engaging in an unsafe or unsound practice in conducting its respective business. The payment of dividends, depending on the financial condition of the Bank or the Company, could be deemed to constitute such an unsafe or unsound practice.

Under the FDIA, insured depository institutions, such as the Bank, are prohibited from making capital distributions, including the payment of dividends, if, after making such distributions, the institution would become “undercapitalized” (as such term is used in the statute). Based on the Bank’s current financial condition, the Company does not expect that this provision will have any impact on its ability to receive dividends from the Bank.

The Bank

General. The Bank is supervised and regularly examined by the OCC. The various laws and regulations administered by the OCC and the other bank regulatory agencies affect corporate practices, such as the payment of dividends, incurrence of debt, and acquisition of financial institutions and other companies; they also affect business practices, such as the payment of interest on deposits, the charging of interest on loans, types of business conducted and location of offices. Certain of these laws and regulations are referenced above under “The Company.”

Capital Requirements. The OCC and the other federal bank regulatory agencies have issued risk-based and leverage capital guidelines applicable to U.S. banking organizations. Those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth.

The federal banking agencies have adopted final rules regarding capital requirements and calculations of risk-weighted assets to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision (the “Basel Committee”) and certain provisions of the Dodd-Frank Act (the “Basel III Capital Rules”).

The Basel III Capital Rules require banks and bank holding companies to comply with the following minimum capital ratios: (i) a ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7%); (ii) a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5%); (iii) a ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5%); and (iv) a leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). The phase-in of the capital conservation buffer requirement began on January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until it was fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking organizations with a ratio of common equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

The Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios of the Company were 13.58%, 13.58%, 14.52% and 11.14%, respectively, as of December 31, 2018, thus exceeding the minimum requirements. The Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios of the Bank were 13.47%, 13.47%, 14.41% and 11.05%, respectively, as of December 31, 2018, also exceeding the minimum requirements.

With respect to the Bank, the “prompt corrective action” regulations pursuant to Section 38 of the FDIA were revised, effective as of January 1, 2015, to incorporate a common equity Tier 1 capital ratio and to increase certain other capital ratios. To be “well capitalized” under the revised regulations, a bank must have the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%. The Bank exceeds the thresholds to be considered well capitalized as of December 31, 2018.

The Basel III Capital Rules also changed the risk weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction loans and nonresidential mortgage loans that are 90 days past due or otherwise on nonaccrual status, a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancelable, a 250% risk weight for mortgage servicing rights and deferred tax assets that are not deducted from capital, and increased risk-weights for equity exposures.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. Under the proposed framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing-in through January 1, 2027. Under the current capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company. The impact of Basel IV on the Company and the Bank will depend on the manner in which it is implemented by the federal bank regulatory agencies.

On August 28, 2018, the Federal Reserve issued an interim final rule required by the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018, which was signed into law on May 24, 2018 (the “EGRRCPA”), that expands the applicability of the Federal Reserve’s small bank holding company policy statement (the “SBHC Policy Statement”) to bank holding companies with total consolidated assets of less than $3 billion (up from the prior $1 billion threshold). Under the SBHC Policy Statement, qualifying bank holding companies have additional flexibility in the amount of debt they can issue and are also exempt from the Basel III Capital Rules (subsidiary depository institutions of qualifying bank holding companies are still subject to capital requirements). The Company currently has less than $3 billion in total consolidated assets and would likely qualify under the revised SBHC Policy Statement. However, the Company does not currently intend to issue a material amount of debt or take any other action that would cause its capital ratios to fall below the minimum ratios required by the Basel III Capital Rules.

On November 21, 2018, the federal banking agencies jointly issued a proposed rule required by the EGRRCPA that would permit qualifying banks and bank holding companies that have less than $10 billion in consolidated assets to elect to be subject to a 9% leverage ratio that would be applied using less complex leverage calculations (commonly referred to as the community bank leverage ratio or “CBLR”). Under the proposed rule, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% would not be subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework. The rule is in proposed form so the content and scope of the final rule, and its impact on the Company and the Bank (if any), cannot be determined.

Deposit Insurance. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments based on average total assets minus average tangible equity to maintain the DIF.

As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment structure; set a target “designated reserve ratio” of 2 percent for the DIF, in lieu of dividends; and provided for a lower assessment rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. An institution's assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three year period, which considers the institution’s weighted average CAMELS component rating. At December 31, 2018, total base assessment rates for institutions that have been insured for at least five years range from 1.5 to 40 basis points, with rates of 1.5 to 30 basis points applying to banks with less than $10 billion in assets. In 2018 and 2017, the Company expensed $189,000 and $276,000, respectively, in deposit insurance assessments.

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” Among other changes, the Dodd-Frank Act (i) raised the minimum designated reserve ratio to 1.35 percent and removed the upper limit on the designated reserve ratio, (ii) requires that the reserve ratio reach 1.35 percent by September 2020, and (iii) requires the FDIC to offset the effect on institutions with total consolidated assets of less than $10 billion of raising the reserve ratio from 1.15 percent to 1.35 percent – which requirement was met by rules adopted by the FDIC during 2016. On June 30, 2016, the reserve ratio rose to 1.17 percent, which triggered three major changes to deposit insurance assessments beginning for the third quarter of 2016: (i) the range of initial assessment rates for all institutions declined from 5 to 35 basis points to 3 to 30 basis points (which are included in the total base assessment rates in the above paragraph); (ii) surcharges equal to an annual rate of 4.5 basis points began for insured depository institutions with total consolidated assets of $10 billion or more; and (iii) the revised assessment method described above was implemented. The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis.

The FDIC adopted a DIF restoration plan to ensure that the fund reserve ratio reached 1.35 percent by September 30, 2020, as required by the Dodd-Frank Act. At September 30, 2018, the reserve ratio was 1.36 percent. Banks with less than $10 billion in total consolidated assets will receive credits to offset the portion of their assessments that help to raise the reserve ratio to 1.35 percent. Beginning when the reserve ratio is at or above 1.38 percent, the FDIC will automatically apply such a bank’s credits to reduce its regular DIF assessment up to the entire amount of the assessment.

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

Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (a) requiring the institution to raise additional capital; (b) restricting transactions with affiliates; (c) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (d) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank met the definition of being “well capitalized” as of December 31, 2018.

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

Volcker Rule. The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of 3% of Tier 1 capital in private equity and hedge funds (known as the “Volcker Rule”). On December 10, 2013, the federal bank regulatory agencies adopted final rules implementing the Volcker Rule. These final rules prohibit banking entities from (i) engaging in short-term proprietary trading for their own accounts and (ii) having certain ownership interests in and relationships with hedge funds or private equity funds. The final rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The final rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Although the final rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company and the Bank. The final rules were effective April 1, 2014, with full compliance being phased in over a period that ended on July 21, 2016. The final rules did not have a material impact on the Company's financial position in 2018 and 2017.

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

Tax Reform

On December 22, 2017, the President of the United States signed into law the Tax Cut and Jobs Act of 2017 (the “Tax Act”). The legislation made key changes to the U.S. tax law, including the reduction of the U.S. federal corporate tax rate from a maximum of 35% to a flat 21%, effective January 1, 2018. As a result of the reduction in the U.S. corporate income tax rate to 21% under the Tax Act, the Company revalued its ending net deferred tax assets at December 31, 2017 and recognized a $963,000 tax expense in the Company’s consolidated statement of income for the year ended December 31, 2017.

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

Employees

At December 31, 2018, the Company had 86 full time equivalent employees. None of its employees are represented by any collective bargaining unit. The Company considers relations with its employees to be good.

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

Item 1A. RISK FACTORS.

Not required

Item 1B. UNRESOLVED STAFF COMMENTS.

None

Item 2. PROPERTIES.

The Company and its subsidiaries currently occupy five full-service banking facilities in Charlottesville, Winchester, and Albemarle County. The Company’s main office and a full-service banking facility are located at 404 People Place, Charlottesville, Virginia. Full-service banking facilities are also located at 222 East Main Street, Charlottesville, Virginia; 1580 Seminole Trail, Charlottesville, Virginia; 1900 Arlington Boulevard, Charlottesville, Virginia; and 3119 Valley Avenue, #102, Winchester, Virginia. VNB Wealth’s main office is located at 112 Third Street, SE, Charlottesville, Virginia. The Company also operates a drive-through location at 301 East Water Street, Charlottesville, Virginia. The Company closed its banking facility at the 102 East Main Street, Orange, Virginia location effective April 13, 2018. The Bank offers messenger services to customers previously serviced through the Orange Office.

The five-story building located at 404 People Place, Charlottesville, Virginia, just east of the Charlottesville city limits on Pantops Mountain, was constructed by the Bank on a pad site leased in 2005 from Pantops Park, LLC for a term of twenty years, with seven five-year renewal options. William D. Dittmar, Jr., a director of the Company, is the manager and indirect owner of Pantops Park, LLC. Monthly rent for this space is a fair market rate as verified by an independent third-party appraisal. The building, consisting of approximately 43,000 square feet, was completed in early 2008, and the Bank opened this full-service office in April, 2008. Additionally, the office building serves as the corporate headquarters for the Company, Masonry Capital, and VNB Investment Services, as well as the Bank’s operations center. A portion of the additional space not occupied by the Company and its subsidiaries is leased to tenants.

The property located at 1580 Seminole Trail, Charlottesville, Virginia has been fully owned by the Company since 2012. As of December 31, 2018, all of the other locations were leased from parties other than related parties. The banking facility located at 1900 Arlington Boulevard, Charlottesville, Virginia, was constructed by the Bank on a pad site which is leased by the Company; this facility has additional space not occupied by the banking facility that has been leased to tenants.

See Note 5 – Premises and Equipment in the notes to consolidated financial statements in Item 8. Financial Statements and Supplementary Data for information with respect to the amounts at which the Company’s premises and equipment are carried and commitments under long-term leases.

Item 3. LEGAL PROCEEDINGS.

In the ordinary course of its operations, the Company and/or its subsidiaries are parties to various legal proceedings. Based on the information presently available, and after consultation with legal counsel, management believes that the ultimate outcome of such proceedings, in the aggregate, will not have a material adverse effect on the business or financial condition of the Company and its subsidiaries.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable

Part II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock Performance and Dividends

Virginia National Bankshares Corporation’s common stock is quoted on the OTC Markets Group’s OTCQX tier (“OTCQX”) under the symbol VABK. As of December 31, 2018, the Company had issued and outstanding 2,543,452 shares of common stock. These shares were held by approximately 450 shareholders of record, not including beneficial holders of securities held in street name at a brokerage or other firm.

The payment of dividends is at the discretion of the Company’s Board of Directors and is subject to various federal and state regulatory limitations. As a bank holding company, the ability to pay dividends is dependent upon the overall performance and capital requirements of the Bank.

The data in the table below represents the high bid and low bid quotations that occurred for the periods shown, as reported by the OTCQX, for the years ended December 31, 2018 and December 31, 2017. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Additionally, the table shows the dividends declared per quarter in 2018 and 2017.

	Bid Quotations				Dividends Declared
	2018		2017		2018	2017
	High	Low	High	Low
First Quarter	$42.00	$39.00	$31.75	$27.12	$0.19	$0.13
Second Quarter	$48.00	$41.15	$38.00	$31.00	$0.30	$0.16
Third Quarter	$49.00	$45.30	$36.05	$33.75	$0.30	$0.16
Fourth Quarter	$46.05	$34.50	$40.00	$35.95	$0.30	$0.19
Total					$1.09	$0.64

Also, on March 16, 2018, the Company’s Board of Directors declared a 5% stock dividend to be paid on April 13, 2018 to shareholders of record as of April 3, 2018. Shareholders received cash in lieu of fractional shares. American Stock Transfer and Trust Company is the Company’s stock transfer agent and registrar.

Recent Issuances of Unregistered Securities

During the past three years, the Company issued unregistered shares of the Company’s common stock as outlined in the table below in connection with the exercise of stock options by current directors, former directors and employees under (a) the Company’s 2003 Stock Incentive Plan and (b) the Company’s Amended and Restated 2005 Stock Incentive Plan prior to the registration of that plan on Form S-8 filed with the Securities and Exchange Commission on July 25, 2017. These shares were not registered under the Securities Act and were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act on the basis that such issuance did not involve any public offering. Shares issued prior to April 13, 2018 have been adjusted for the 5% stock dividend effective on such date.

	Total
	Number of	Weighted
	Shares	Average
Date	Issued	Exercise Price
First Quarter, 2016	1,313	$17.24
Second Quarter, 2016	1,292	$14.91
Third Quarter, 2016	9,209	$14.95
First Quarter, 2017	13,789	$17.63
Second Quarter, 2017	10,607	$21.12
Third Quarter, 2017	2,335	$17.39

Item 6. SELECTED FINANCIAL DATA.

Not required.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Act”). The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its Consolidated Financial Statements for the year ended December 31, 2017.

See Note 1 – Summary of Significant Accounting Policies and Note 8 – Income Taxes, in the notes to consolidated financial statements, for further detail on the accounting policies for income taxes and for components of the deferred tax assets and liabilities.

Non-GAAP Presentations

The Company, in referring to its net income and net interest income, is referring to income computed in accordance with GAAP, unless otherwise noted. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations also refer to various calculations that are non-GAAP presentations. They include:

●

Fully taxable-equivalent (“FTE”) adjustments – Net interest margin and efficiency ratios are presented on an FTE basis, consistent with SEC guidance in Industry Guide 3 which states that tax exempt income may be calculated on a tax-equivalent basis. This is a non-GAAP presentation. The FTE basis adjusts for the tax-exempt status of net interest income from certain investments using a federal tax rate of 34% during 2017 and 21% during 2018, where applicable, to increase tax-exempt interest income to a taxable-equivalent basis.

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

●

Operating income and performance measures exclude nonrecurring tax expenses, which occurred as a result of the enactment of the Tax Act in December 2017. For additional information on the effects of the Tax Act, see Provision for Income Tax below. Management believes that the exclusion of the significant one-time effect of the Act provides users of the Company’s financial information a presentation of the Company’s financial results that is representative of its ongoing operations. Management uses these non-GAAP measures to evaluate the Company’s operating performance on a basis comparable to other financial periods. In this non-GAAP presentation, the income tax expense related to the revaluation of the Company’s net deferred tax asset is added to the Company’s net income. Net income is discussed in Management’s Discussion and Analysis on a GAAP basis unless noted as “non-GAAP.”

The reconcilement below shows how these non-GAAP measures are computed from their respective GAAP measures (dollars in thousands, except per share amounts):

Reconcilement of Non-GAAP Measures:	Year Ended December 31
	2018	2017
Fully taxable-equivalent (FTE) measures
Net interest income	$22,896	$21,377
Fully taxable-equivalent adjustment	91	148
Net interest income (FTE)	$22,987	$21,525

Efficiency ratio	56.3%	58.3%
Impact of FTE adjustment	-0.1%	-0.3%
Efficiency ratio (FTE)	56.2%	58.0%

Net interest margin	3.79%	3.61%
Fully tax-equivalent adjustment	0.01%	0.02%
Net interest margin (FTE)	3.80%	3.63%

Operating income and performance measures
Net income	$8,470	$6,554
Plus nonrecurring tax expense	-	963
Net operating income (non-GAAP)	$8,470	$7,517

Net income per share, diluted *	$3.31	$2.58
Impact of nonrecurring tax expense	-	0.38
Net operating income per share, diluted (non-GAAP) *	$3.31	$2.96

Return on average assets	1.33%	1.05%
Impact of nonrecurring tax expense	0.00%	0.15%
Operating return on average assets (non-GAAP)	1.33%	1.20%

Return on average equity	12.39%	10.36%
Impact of nonrecurring tax expense	0.00%	1.52%
Operating return on average equity (non-GAAP)	12.39%	11.88%

*	Adjusted to reflect the 5% stock dividend effective April 13, 2018.

Results of Operations

Consolidated Return on Assets and Equity and Other Key Ratios

The annualized ratio of net income to average total assets and average shareholders' equity and certain other ratios for the periods indicated are as follows:

	2018	2017	2016
Return on average assets	1.33%	1.05%	1.02%

Operating return on average asset (non-GAAP)	1.33%	1.20%	1.02%

Return on average equity	12.39%	10.36%	9.86%

Operating return on average equity (non-GAAP)	12.39%	11.88%	9.86%

Average equity to average assets	10.70%	10.11%	10.36%

Cash dividend payout ratio (adjusted for 5% stock dividend)	32.93%	24.81%	21.40%

Efficiency ratio (FTE)	56.16%	57.95%	63.95%

Net income for the year ended December 31, 2018 was $8.5 million, or $3.31 per diluted share, a 29.2% increase compared to $6.6 million, or $2.58 per diluted share, as adjusted for the 5% stock dividend effective April 13, 2018, for the year ended December 31, 2017. This $1.9 million increase was positively impacted by an increase of $1.5 million in net interest income and a $2.3 million decrease in the provision for income taxes. Negatively affecting net income for 2018 compared to 2017 was an increase of $1.5 million in the provision for loan losses, a $350,000 decrease in noninterest income and a $132,000 increase in noninterest expense.

The provision for income taxes, and thus the Company’s net income, for 2017 was negatively impacted by a one-time, non-cash tax charge of $963,000 due to the re-measurement of, and adjustment to, deferred tax assets (“DTA”) as a result of the enactment of the Tax Act in December 2017. This DTA adjustment represented the impact of reducing the federal tax rate applicable to the Company’s DTAs to 21% from 34% previously, which the Company was required to take in 2017 when the Tax Act was enacted. The impact of the rate adjustment from 34% to 21% positively impacted net income by $1.4 million in 2018. For additional information on the effects of the Tax Act, see Provision for Income Taxes below.

The efficiency ratio (FTE) for 2018 compared favorably to 2017 as a result of increased net interest income. The efficiency ratio (FTE) was 56.2% for the year ended December 31, 2018, compared to 58.0% for the same period of 2017.

The Company has two reportable segments, the Bank and VNB Wealth. The Bank’s commercial banking activities involve making loans, taking deposits and offering related services to individuals, businesses and charitable organizations. Loan fee income, service charges from deposit accounts, and other non-interest-related revenue, such as fees for debit cards and ATM usage and fees for treasury management services, generate additional income for this segment. The VNB Wealth segment includes (a) trust income from the investment management, wealth advisory and trust and estate services, comprised of both management fees and performance fees, (b) advisory and brokerage income from investment advisory, retail brokerage, annuity and insurance services offered under the name of VNB Investment Services, (c) income from the Company’s registered investment adviser, Masonry Capital Management, LLC, and (d) royalty income from the sale of Swift Run Capital Management, LLC (“SRCM”) in 2013.

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

The Bank segment earned net income of $7.9 million in 2018, a $1.8 million increase over the $6.1 million netted in 2017, after the DTA adjustment. VNB Wealth segment recorded net income of $592,000 in 2018, an improvement from $495,000 net income in 2017.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is computed as the difference between the interest income on earning assets and the interest expense on deposits and other interest bearing liabilities. Net interest income represents the principal source of revenue for the Company and accounted for 80.5% of the total revenue in 2018. Net interest margin (FTE) is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income (FTE) and net interest margin (FTE).

The following table details the average balance sheet, including an analysis of net interest income (FTE) for earning assets and interest bearing liabilities, for the years ended December 31, 2018, 2017, and 2016.

Consolidated Average Balance Sheet and Analysis of Net Interest Income (FTE)

	Year Ended December 31, 2018			Year Ended December 31, 2017			Year Ended December 31, 2016
(dollars in thousands)	Average Balance	Interest Income Expense	Average Yield/ Cost	Average Balance	Interest Income Expense	Average Yield/ Cost	Average Balance	Interest Income Expense	Average Yield/ Cost
ASSETS
Interest earning assets:
Securities
Taxable securities	$52,612	$1,218	2.32%	$62,207	$1,211	1.95%	$58,516	$1,066	1.82%
Tax exempt securities [1]	13,547	431	3.18%	12,627	436	3.45%	14,023	476	3.39%
Total securities [1]	66,159	1,649	2.49%	74,834	1,647	2.20%	72,539	1,542	2.13%
Loans:
Real estate	355,135	15,584	4.39%	332,936	13,955	4.19%	301,513	12,646	4.19%
Commercial	84,175	3,270	3.88%	75,863	2,761	3.64%	64,263	2,280	3.55%
Consumer	88,626	5,065	5.72%	83,134	4,148	4.99%	62,510	2,765	4.42%
Total Loans	527,936	23,919	4.53%	491,933	20,864	4.24%	428,286	17,691	4.13%
Fed funds sold	10,834	209	1.93%	24,982	241	0.96%	26,813	129	0.48%
Other interest bearing deposits	-	-	-	612	7	1.14%	1,099	11	1.00%

Total earning assets	604,929	25,777	4.26%	592,361	22,759	3.84%	528,737	19,373	3.66%
Less: Allowance for loan losses	(4,358)			(3,726)			(3,385)
Total non-earning assets	38,338			37,469			37,382
Total assets	$638,909			$626,104			$562,734

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest bearing liabilities:
Interest bearing deposits:
Interest checking	$91,117	$69	0.08%	$98,902	$49	0.05%	$90,490	$45	0.05%
Money market deposits	158,072	1,064	0.67%	141,805	418	0.29%	109,840	230	0.21%
Time deposits	116,782	1,259	1.08%	121,974	663	0.54%	113,123	619	0.55%

Total interest-bearing deposits	365,971	2,392	0.65%	362,681	1,130	0.31%	313,453	894	0.29%

Repurchase agreements and other borrowed funds	30,370	398	1.31%	21,842	104	0.48%	18,588	43	0.23%

Total interest-bearing liabilities	396,341	2,790	0.70%	384,523	1,234	0.32%	332,041	937	0.28%

Non-Interest-Bearing Liabilities:
Demand deposits	172,736			177,073			170,909
Other liabilities	1,241			1,241			1,510
Total liabilities	570,318			562,837			504,460
Shareholders' equity	68,380			63,267			58,274

Total liabilities & shareholders' equity	$638,698			$626,104			$562,734

Net interest income (FTE)		$22,987			$21,525			$18,436
Interest rate spread [2]			3.56%			3.52%			3.38%
Interest expense as a percentage of average earning assets			0.46%			0.21%			0.18%
Net interest margin (FTE) [3]			3.80%			3.63%			3.49%

(1)

Tax-exempt income for investment securities has been adjusted to a fully tax-equivalent basis (FTE), using a Federal income tax rate of 21% for 2018 and 34% for 2017 and 2016. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP Presentations earlier in this section.

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

Volume and Rate Analysis

2018 compared to 2017
(dollars in thousands)

	Change due to:		Increase/
	Volume	Rate	(Decrease)
Asset
Securities	$(203)	205	$2
Loans:
Real estate	956	673	1,629
Commercial	315	194	509
Consumer	286	631	917
Total loans	1,557	1,498	3,055
Federal funds sold	(186)	154	(32)
Other interest bearing deposits	(7)	-	(7)
Total earning assets	$1,161	$1,857	$3,018
Liabilities and Shareholders' equity:
Interest-bearing deposits:
Interest checking	$(4)	24	$20
Money market	53	593	646
Time deposits	(29)	625	596
Total interest-bearing deposits	20	1,242	1,262
Repurchase agreements and other borrowings	54	240	294
Total interest-bearing liabilities	74	1,482	1,556
Change in net interest income	$1,087	$375	$1,462

2017 compared to 2016
(dollars in thousands)

	Change due to:		Increase/
	Volume	Rate	(Decrease)
Asset
Securities	$50	$55	$105
Loans:
Real estate	1,317	(8)	1,309
Commercial	421	60	481
Consumer	996	387	1,383
Total loans	2,734	439	3,173
Federal funds sold	(9)	121	112
Other interest bearing deposits	(5)	1	(4)
Total earning assets	$2,770	$616	$3,386
Liabilities and Shareholders' equity:
Interest-bearing deposits:
Interest checking	$4	$-	$4
Money market	78	110	188
Time deposits	48	(4)	44
Total interest-bearing deposits	130	106	236
Repurchase agreements and other borrowings	9	52	61
Total interest-bearing liabilities	139	158	297
Change in net interest income	$2,631	$458	$3,089

For the twelve months of 2018, net interest income (FTE) of $23.0 million was recognized, an improvement of $1.5 million or 6.8% over the same period in 2017. Net interest income (FTE) for 2017 totaled $21.5 million and was $3.1 million higher than the 2016 total of $18.4 million. Average earning assets increased $12.6 million or 2.1% in 2018 compared to 2017 and increased $63.6 million in 2017 compared to 2016. The increase in volume, along with an improved mix in earning assets, combined with an increase in yields on most earning assets, contributed to the rise in net interest income over the three-year period. The average balance for loans as a percentage of earnings assets for 2018 improved to 87.3%, compared to 83.0% and 81.0% in 2017 and 2016, respectively.

The 2018 net interest margin (FTE) improved 17 basis points to 3.80% from 3.63% for the year ended December 31, 2017. The 2017 net interest margin (FTE) improved 14 basis points from 3.49% for the year ended December 31, 2016. The tax-equivalent yield on average earning assets for 2018 of 4.26% was 42 basis points higher than the 2017 yield of 3.84% and was 18 basis points higher than the 2016 yield of 3.66%, resulting in the margin improvement. Loan yields for 2018 were 4.53%, a positive trend compared to the loan yields of 4.24% and 4.13% for 2017 and 2016, respectively. Additionally, the 7.3% increase in average loans and the resultant shift in the earning asset mix contributed to the overall yield increase on earning assets. Average loans for 2018 of $527.9 million were $36.0 million higher than the 2017 average of $491.9 million, and 2017’s average was $63.6 million higher than the prior year’s average of $428.3 million.

Interest expense as a percentage of average earning assets increased to 46 basis points for 2018, compared to 21 and 18 basis points for 2017 and 2016, respectively. A continuing primary driver of the Company’s low cost of funds is the Company’s level of non-interest bearing demand deposits and low-cost deposit accounts.

Net interest margin will be impacted by future changes in short-term and long-term interest rate levels on deposits, as well as the impact from the competitive environment. Below is a table illustrating the average balances of these accounts as a percentage of total deposit account balances.

Non-interest and low-cost deposit account analysis
(dollars in thousands)	2018		2017		2016
	Average	% of Total	Average	% of Total	Average	% of Total
	Balance	Deposits	Balance	Deposits	Balance	Deposits
Non-interest demand deposits	$172,736	32.1%	$177,073	32.8%	$170,909	35.2%
Interest checking accounts	91,117	16.9%	98,902	18.3%	90,490	18.7%
Money market deposit accounts	158,072	29.3%	141,805	26.3%	109,840	22.7%
Total non-interest and low-cost deposit accounts	$421,925	78.3%	$417,780	77.4%	$371,239	76.6%

Total deposit account balances	$538,707		$539,754		$484,362

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

Based on management’s continuing evaluation of the loan portfolio in 2018, the Company recorded a provision for loan losses of $1.9 million, compared to a provision of $418,000 in 2017. The allowance for loan losses as a percentage of total loans was 0.91% at December 31, 2018 compared to 0.76% at December 31, 2017. The significant increase in the 2018 provision for loan losses was due to the insolvency of ReliaMax Surety Company (“ReliaMax Surety”), the South Dakota insurance company which issued the surety bonds on the student loan portfolios. ReliaMax Surety was placed into liquidation, and the surety bonds were terminated on July 27, 2018.

The following is a summary of the changes in the allowance for loan losses for the years ended December 31, 2018, 2017, and 2016:

(dollars in thousands)	2018	2017	2016
Allowance for loan losses, January 1	$4,043	$3,688	$3,567
Charge-offs	(1,097)	(111)	(37)
Recoveries	72	48	47
Provision for loan losses	1,873	418	111
Allowance for loan losses, December 31	$4,891	$4,043	$3,688

Allowance for loan losses as a percentage of period-end total loans	0.91%	0.76%	0.77%

Noninterest Income

The major components of noninterest income are detailed below. Year-to-year variances are shown for each noninterest income category.

	For the year ended December 31		Variance
(dollars in thousands)	2018	2017	$	%
Noninterest income:
Trust income	$1,665	$2,407	$(742)	-30.8%
Advisory and brokerage income	565	520	45	8.7%
Royalty income	585	230	355	154.3%
Customer service fees	909	927	(18)	-1.9%
ATM, debit and credit card fees	747	864	(117)	-13.5%
Earnings/increase in value of bank owned life insurance	446	427	19	4.4%
Fees on mortgage sales	193	138	55	39.9%
Losses on sales of securities	-	(75)	75	-100.0%
Losses on sales of assets	(33)	-	(33)	-
Other	453	442	11	2.5%
Total noninterest income	$5,530	$5,880	$(350)	-6.0%

Noninterest income of $5.5 million for the year ended December 31, 2018 decreased over the prior year by $350,000, as a result of the following variances:

●

Wealth Management performance fees, if any, are included in Trust Income, and are generally realized in the fourth quarter each year as they are contingent and variable based upon the performance on a yearover- year basis of the accounts that VNB Wealth Management actively manages. Due to stock market conditions at the end of 2018, an insignificant amount of performance fees of $12,000 was recognized during 2018, compared to $825,000 in performance fees recognized during 2017.

●

Royalty income was $355,000 higher in 2018 due to the receipt of the Bank’s portion of annual performance fees earned by SRCM in 2017. See Note 1 – Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further details regarding the Company’s sale agreement with SRCM.

●

ATM, debit and credit card fees declined $117,000 due to the removal of cash dispensers that were determined to be unprofitable, as well as the elimination of the debit rewards program. (Refer to noninterest income below for decreases in the expense category for ATM, debit and credit cards.)

Noninterest Expense

Noninterest expense of $16.0 million reported for 2018 increased $132,000 or 0.8% from the $15.9 million for the same period of 2017. The major components of noninterest expense are detailed below. Year-over-year variances are shown for each noninterest expense category.

	For the year ended December 31		Variance
(dollars in thousands)	2018	2017	$	%
Noninterest expense:
Salaries and employee benefits	$8,036	$8,281	$(245)	-3.0%
Net occupancy	1,835	1,860	(25)	-1.3%
Equipment	500	541	(41)	-7.6%
ATM, debit and credit card	207	283	(76)	-26.9%
Bank franchise tax	469	476	(7)	-1.5%
Computer software	424	397	27	6.8%
Data processing	1,088	990	98	9.9%
FDIC deposit insurance assessment	189	276	(87)	-31.5%
Marketing, advertising and promotion	715	472	243	51.5%
Professional fees	797	565	232	41.1%
Other	1,754	1,741	13	0.7%
Total noninterest expense	$16,014	$15,882	$132	0.8%

Salaries and employee benefits accounted for $245,000 of the decrease from December 31, 2017 to December 31, 2018. This decrease was predominately the result of significantly lower incentive compensation paid to Wealth Management personnel, directly related to the decreased performance fee revenue. This decrease was partially offset by an overall increase in salaries from the increased number of employees. At December 31, 2018, the Company had 86 full-time equivalent employees compared to 81 at year-end 2017.

Marketing, advertising and promotion expense increased $243,000 in 2018 over the prior year, due to increased advertising, highlighting the Bank’s 20-year anniversary and promoting new products and rate specials. Professional fees increased by $232,000 over the prior year primarily due to the start-up of Masonry Capital, the Company’s new registered investment advisor. Management continues to evaluate expense categories for potential reductions that would have a positive impact on net income on an ongoing basis.

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

For 2018, the Company provided $2.1 million for Federal income taxes, resulting in an effective income tax rate of 19.6%. In 2017, the Company provided $4.4 million for Federal income taxes, resulting in an effective income tax rate of 40.2%. The effective income tax rate for 2018 was lower than the U.S. statutory rate of 21% primarily due to the effect of tax-exempt income from municipal bonds and life insurance policies. The tax benefits from the tax-exempt income in 2018 and 2017 were $168,000 and $249,000, respectively. The higher effective tax rate for 2017 compared to the current year and the statutory rate was primarily related to the impact of the Tax Act.

More information on income taxes, including net deferred taxes can be found in Note 8 – Income Taxes of the notes to consolidated financial statements which is found in Item 8. Financial Statements and Supplementary Data, later in this report.

BALANCE SHEET ANALYSIS

Securities

The investment securities portfolio has a primary role in the management of the Company’s liquidity requirements, interest rate sensitivity and in generating significant interest income. Investment securities play a key role in diversifying the Company’s balance sheet. In addition, a portion of the investment securities portfolio is pledged as collateral for public fund deposits and for commercial customers utilizing the Bank’s overnight repurchase sweep program. Changes in deposit and other funding balances and in loan production will impact the overall level of the investment portfolio.

As of December 31, 2018, the Company’s investment portfolio totaled $63.1 million, of which obligations of U.S. government corporations and government-sponsored enterprises amounted to $45.4 million, or approximately 72% of the total. The Company’s investment portfolio totaled $69.8 million as of December 31, 2017 and $58.4 million as of December 31, 2016.

For the year ended December 31, 2018, there were no sales of securities. For the year ended December 31, 2017, proceeds from the sales of securities amounted to $24.4 million, and gross realized losses on these securities were $75,000. Management proactively manages the mix of earning assets and cost of funds to maximize the earning capacity of the Company, and throughout 2017, lower earning securities were sold, resulting in the loss, and the proceeds were either used to purchase higher yielding securities or fund higher earning loans as the loan funding needs arose.

In accordance with ASC 320, “Investments - Debt and Equity Securities,” the Company has categorized its unrestricted securities portfolio as Available for Sale (“AFS”). Securities classified as AFS may be sold in the future, prior to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. AFS securities are carried at fair value. Net aggregate unrealized gains or losses on these securities are included, net of taxes, as a component of shareholders’ equity. All of the Company’s unrestricted securities were investment grade or better as of December 31, 2018. Given the generally high credit quality of the portfolio, management expects to realize all of its investment upon market recovery or the maturity of such instruments and thus believes that any impairment in value is interest-rate-related and therefore temporary. AFS securities included gross unrealized gains of $13,000 and gross unrealized losses of $1.6 million as of December 31, 2018.

Carrying Value of Securities	As of December 31,
	2018	2017	2016
Securities Available for Sale
Fair Value:
U.S. Government Agencies	$18,974	$18,962	$14,501
Corporate Bonds	-		2,010
Mortgage-Backed Securities/CMOs	25,063	29,945	24,982
Municipal Bonds	17,355	18,593	15,169
Total Debt Securities	61,392	67,500	56,662

Marketable Equity Securities	-	1	-
Total Securities Available for Sale	$61,392	$67,501	$56,662
Restricted Securities
Cost:
Federal Reserve Bank Stock	$1,039	$1,039	$1,039
Federal Home Loan Bank Stock	580	1,181	606
CBB Financial Corporation Stock	64	64	64
Total Restricted Securities	$1,683	$2,284	$1,709

All mortgage-backed securities included in the above tables were issued by U.S. government agencies and corporations. At December 31, 2018, the securities issued by political subdivisions or agencies were highly rated with 92% of the municipal bonds having AA or higher ratings. Approximately 87% of the municipal bonds are general obligation bonds, and issuers are geographically diverse. The Company does not hold any derivative instruments. The Company held no issues that exceeded 10% of the Company’s shareholders' equity at December 31, 2018.

The Company’s holdings of restricted securities totaled $1.7 million at December 31, 2018 and $2.3 million at December 31, 2017 and consisted of stock in Federal Reserve Bank of Richmond, stock in Federal Home Loan Bank of Atlanta, and stock in CBB Financial Corporation, the holding company for Community Bankers’ Bank. The Bank is required to hold stock in the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Atlanta as a condition of membership with each of these correspondent banks. The amount of stock required to be held by the Bank is periodically assessed by each bank, and the Bank may be subject to purchase or put back stock held in these banks, as determined by their respective calculations. Stock ownership in the bank holding company for Community Bankers’ Bank provides the Bank with several benefits that are not available to non-shareholder correspondent banks. None of these stock issues are traded on the open market and can only be redeemed by the respective issuer. Restricted stock holdings are recorded at cost.

The table shown below details the amortized cost and fair value of available for sale debt securities at December 31, 2018 based upon contractual maturities, by major investment categories. Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations. The tax-equivalent yield is based upon a federal tax rate of 21%. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP Presentations section earlier in Item 7.

Maturity Distribution and Average Yields
(dollars in thousands)

Contractual Maturities of Debt Securities at December 31, 2018
			Yield	% of Debt
	Amortized Cost	Fair Value	(FTE)	Securities
U.S. Government-Sponsored Agencies:
After one year to five years	$19,500	$18,974	1.80%
	$19,500	$18,974	1.80%	31.0%
Mortgage-Backed Securities/CMOs
After one year to five years	$2,895	$2,830	2.30%
After five years to ten years	10,373	10,036	1.85%
After ten years	12,633	12,197	2.32%
	$25,901	$25,063	2.13%	41.1%
Municipal Bonds
After one year to five years	1,987	1,952	2.21%
After five years to ten years	8,406	8,290	3.02%
After ten years	7,215	7,113	3.23%
	$17,608	$17,355	3.01%	27.9%

Total Debt Securities Available for Sale	$63,009	$61,392	2.28%	100.0%

As stated, the above table reflects the distribution of the contractual maturities of the investment portfolio at December 31, 2018. Management’s investment portfolio strategy is to structure the portfolio so that it is a constant source of liquidity for the balance sheet. In order to achieve greater liquidity in the portfolio, securities that have a monthly flow of principal repayments become a key component. To illustrate the difference between contractual maturity and average life, consider the difference for the fixed rate mortgage-backed securities (MBS) component of this portfolio. At December 31, 2018, the weighted average maturity (WAM) of the fixed rate MBS sector was 11.7 years, and the projected average life for this group of securities is 4.3 years.

Another indication of the investment portfolio’s liquidity potential is shown by the projected annual principal cash flow from maturities, callable bonds, and monthly principal repayments. For the next three years, the principal cash flows are estimated to be $4.9 million for 2019, $6.9 million for 2020, and $8.3 million for 2021, based upon rates remaining at current levels. This represents approximately 33% of the investment portfolio’s available for sale balance at December 31, 2018 that will be available to support the future liquidity needs of the Company. Cash flow projections are subject to change based upon changes to market interest rates.

Loan Portfolio

The Company’s loan portfolio totaled $537.2 million as of December 31, 2018 or 83.3% of total assets. Loan balances increased $8.4 million from the balance of $528.8 million as of December 31, 2017. The table below shows the composition of the loan portfolio:

Loan Portfolio
(dollars in thousands)

	As of December 31,
	2018	2017	2016	2015	2014
Commercial loans	$85,027	$81,365	$66,217	$70,868	$60,940
Real estate construction	17,524	26,858	15,682	18,911	11,912
Real estate mortgage:
Residential	78,902	70,171	68,291	63,544	60,162
Home equity loans	19,237	22,464	21,934	27,599	25,498
Commercial	254,739	230,216	221,410	178,258	141,342
Total real estate mortgage	352,878	322,851	311,635	269,401	227,002
Consumer	81,761	97,710	88,601	64,484	13,400
Total loans	537,190	528,784	482,135	423,664	313,254
Less: Allowance for loan losses	(4,891)	(4,043)	(3,688)	(3,567)	(3,164)
Net loans	$532,299	$524,741	$478,447	$420,097	$310,090

From the $313.3 million outstanding at December 31, 2014, gross loans have increased $223.9 million, or 71.5%. Over the four-year period, the significant loan growth was attributable to approximately $121.9 million in net organic loan growth, supplemented by additional purchases of loans netting $102.0 million. The purchase of loans is considered a secondary strategy, which allows the Company to supplement organic loan growth and enhance earnings.

Balances outstanding in purchased loans totaled $116.9 million as of December 31, 2018 and were comprised of:

●

Student loans totaling $54.7 million. The Company purchased two student loan packages in 2015 and a third in the fourth quarter of 2016. A fourth tranche was closed in December 2017 for an additional $15.0 million. Along with the purchase of these four packages of student loans, the Company purchased surety bonds to fully insure this portion of the Company’s consumer portfolio. However, during June 2018, ReliaMax Surety, the insurance company which issued the surety bonds, was placed into liquidation due to insolvency. Loss claims were filed for loans in default as of July 27, 2018, when the surety bonds were terminated, and the Company anticipates payment on such claims. No surety claims may be filed for student loans in default after July 27, 2018.

●

Loans guaranteed by a U.S. government agency (“government guaranteed”) totaling $31.4 million, inclusive of premium. During the fourth quarter of 2016, the Company began augmenting the commercial and industrial portfolio with government guaranteed loans which represent the portion of loans that are 100% guaranteed by either the United States Department of Agriculture (“USDA”) or the Small Business Administration (“SBA”); the originating institution holds the unguaranteed portion of each loan and services it. These government guaranteed portion of loans are typically purchased at a premium. In the event of early prepayment, the Bank may need to write off any unamortized premium.

●

Syndicated loans totaling $12.1 million. Syndicated loans represent shared national credits in leveraged lending transactions and are included in the commercial and industrial portfolio. The Company has developed policies to limit overall credit exposure to the syndicated market, as well as limits by industry and amount per borrower.

●	Mortgage loans totaling $18.6 million. In the fourth quarter of 2018, the Company purchased a package of 1-to-4 family residential mortgages. Each of the 42 adjustable rate loans purchased were individually underwritten by the Company prior to the closing of the purchase. The collateral on these loans is located primarily on the East Coast of the United States.

Management will continue to evaluate loan purchase transactions as needed to supplement organic loan growth, as part of the Company’s strategy to strengthen earnings and to optimize the mix of earning assets.

At December 31, 2018, the loan-to-deposit ratio stood at 93.8%, compared to 97.4% at December 31, 2017 and 91.9% at December 31, 2016.

The Company’s objective is to maintain the historically strong credit quality of the loan portfolio by maintaining rigorous underwriting standards. These standards coupled with regular evaluation of the creditworthiness of, and the designation of lending limits for, each borrower has helped the Company achieve this objective. The primary portfolio strategy includes seeking industry and loan size diversification in order to minimize credit exposure and originating loans in markets with which the Company is familiar. The predominant market area for loans includes Charlottesville, Albemarle County, Harrisonburg, Winchester, Frederick County and areas in the Commonwealth of Virginia that are within a 75 mile radius of any Virginia National Bank office.

Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory and real property. The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions.

The Company’s real estate loan portfolio increased by $30.0 million to a balance of $352.9 million at December 31, 2018 from $322.9 million at December 31, 2017, and represented the largest expansion of any loan segment. This category comprised 65.7% of all loans, and these loans are secured by mortgages on real property located principally in Virginia. Of this amount, approximately $98.1 million represented loans on residential properties. Commercial real estate loans totaled $254.7 million as of December 31, 2018. Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral.

As of December 31, 2018, the Company’s commercial and industrial loan portfolio totaled $85.0 million, a $3.7 million increase from the balance at year-end 2017. This category, representing approximately 15.8% of all loans, includes loans made to individuals and small to medium-sized businesses, as well as loans purchased on the syndicated and government guaranteed markets. The balance on government guaranteed loans totaled $31.4 million and syndicated loans totaled $12.1 million, inclusive of premium. These purchased loans represented 51.2% of the commercial and industrial loan total at the end of 2018.

Consumer loans, comprised of student loans purchased, revolving credit, and other fixed payment loans, totaled $81.8 million as of December 31, 2018 or 15.2% of all loans. Consumer loans ended 2018 with balances $15.9 million lower than the prior year-end, primarily due to normal amortization and increased charge-offs within the student loan portfolio.

Loans for construction and land development totaled $17.5 million and made up the remaining 3.3% of loans as of December 31, 2018. These loan balances declined by $9.3 million compared to December 31, 2017.

The following table presents the maturity/repricing distribution of the Company’s loans at December 31, 2018. The table also presents the portion of loans that have fixed interest rates or variable/floating interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the Wall Street Journal prime rate, LIBOR rates, or U.S. Treasury bond indices.

Maturities and Sensitivities of Loans to Changes in Interest Rates

(dollars in thousands)	As of December 31, 2018
		After One Year
	One Year	to under	After Five
	or Less	Five Years	Years	Total
Commercial loans	$30,320	$34,739	$19,968	$85,027
Real estate construction	6,477	6,605	4,442	17,524
Real estate mortgage:
Residential	7,971	30,299	40,632	78,902
Home equity loans	19,112	125	-	19,237
Commercial	21,835	62,197	170,707	254,739
Consumer	61,504	18,794	1,463	81,761
Total loans	$147,219	$152,759	$237,212	$537,190

Loans with fixed interest rates	$23,068	$73,409	$85,733	$182,210
Loans with floating interest rates	124,151	79,350	151,479	354,980
Total	$147,219	$152,759	$237,212	$537,190

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

Generally, loans are placed on non-accrual status when management believes, after considering economic and business conditions and collections efforts, that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, or when the loan is past due for 90 days or more, unless the debt is both well-secured and in the process of collection.

At December 31, 2018, 2017, and 2016, the Company had loans classified as non-accrual with balances of $615,000, $177,000, and $167,000, respectively. The 2018 non-accrual balances include $445,000 of student loan balances, for which the Company anticipates payment from the liquidation process.

One government guaranteed loan with a balance of $548,000 and student loans purchased with balances of $332,000, respectively, comprised the majority of the $895,000 in loans over 90 days past due that were still accruing interest as of December 31, 2018.

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

At December 31, 2015, the Company had three organic loans totaling $1.4 million classified as performing TDRs. Based on regulatory guidance issued in 2016 on Student Lending, the Company classified 66 of its student loans purchased as TDRs for a total of $1.2 million as of December 31, 2018 and 64 of its student loans purchased as TDRs for a total of $1.1 million as of December 31, 2017. Total performing TDR balances decreased to $2.2 million as of December 31, 2018 from $2.4 million as of December 31, 2017. The number of TDRs that are still performing was 67 as of December 31, 2018 and 2017, compared to 53 loans reported for December 31, 2016.

Below is a summary of loans identified with these risk elements:

	(dollars in thousands)
Non-Accrual Loans
	As of December 31,
	2018	2017	2016
Total	$615	$177	$167
Number of Loans	30	4	3

Loans Past Due 90 Days or More and Still Accruing
	As of December 31,
	2018	2017	2016
Total	$895	$289	$208
Number of Loans	28	26	11

Troubled Debt Restructurings, Performing
	As of December 31,
	2018	2017	2016
Total	$2,207	$2,397	$2,255
Number of Loans	67	67	53

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

Since 2016, management has utilized a loss migration model for determining the quantitative risk assigned to unimpaired loans in order to capture historical loss information at the loan level, track loss migration through risk grade deterioration, and increase efficiencies related to performing the calculations by further segmenting the loan classes. The quantitative risk factor for each loan class primarily utilizes a migration analysis loss method based on loss history for the prior twelve quarters. Management believes that this method will more accurately reflect the potential risks and losses inherent in the loan portfolio.

See Note 3 – Loans and Note 4 – Allowance for Loan Losses in the notes to consolidated financial statements, included in Item 8. Financial Statements and Supplementary Data, later in this report for further details of the risk factors considered by management in estimating the necessary level of the allowance for loan losses.

Activity for the allowance for loan losses is provided in the following table.

(dollars in thousands)
	2018	2017	2016	2015	2014
Balance, beginning of period	$4,043	$3,688	$3,567	$3,164	$3,360

Loans charged off
Real estate	-	-	(12)	(12)	(262)
Commercial	(75)	(111)	(25)	(126)	(286)
Consumer	(1,022)	-	-	(3)	(3)
Total	(1,097)	(111)	(37)	(141)	(551)

Recoveries
Real estate	2	2	3	46	10
Commercial	54	31	32	35	32
Consumer	16	15	12	-	7
Total	72	48	47	81	49

Provision for loan losses	1,873	418	111	463	306

Balance, December 31,	$4,891	$4,043	$3,688	$3,567	$3,164

Net charge-offs to average loans	0.19%	0.01%	0.00%	0.02%	0.17%

Allowance for loan losses as a percentage of period-end total loans	0.91%	0.76%	0.77%	0.84%	1.01%

As of December 31, 2018, the allowance for loan losses was $4.9 million, a net increase of $848,000 from $4.0 million at December 31, 2017. Management’s estimates for the allowance for loan losses resulted in the Company’s allowance to total loans outstanding ratio of 0.91% at December 31, 2018, compared to 0.76% at December 31, 2017 and 0.77% at December 31, 2016.

There were $1.1 million in loan balances charged off during 2018, with a total of $72,000 in recoveries of previously charged-off balances, resulting in net charge-offs of $1.0 million. During 2017, there were $111,000 in loan balances charged off, with a total of $48,000 in recoveries of previously charged-off balances, resulting in net charge-offs of $63,000. The ratio of net charge-offs to average loans was 0.19%, 0.01%, and 0.00% for 2018, 2017, and 2016, respectively.

The table below provides an allocation of year-end allowance for loan losses by loan type; however, allocation of a portion of the allowance to one loan category does not preclude its availability to absorb losses in other categories.

Allocation of the Allowance for Loan Losses
(dollars in thousands)

	December 31, 2018
		Percentage of loans in each
	Allowance	category to total loans
Commercial loans	$811	15.83%
Real estate construction	119	3.26%
Real estate mortgages	2,611	65.69%
Consumer	1,350	15.22%
Total	$4,891	100.00%

	December 31, 2017
		Percentage of loans in each
	Allowance	category to total loans
Commercial loans	$885	15.39%
Real estate construction	222	5.08%
Real estate mortgages	2,730	61.05%
Consumer	206	18.48%
Total	$4,043	100.00%

	December 31, 2016
		Percentage of loans in each
	Allowance	category to total loans
Commercial loans	$824	13.73%
Real estate construction	127	3.25%
Real estate mortgages	2,506	64.64%
Consumer	231	18.38%
Total	$3,688	100.00%

	December 31, 2015
		Percentage of loans in each
	Allowance	category to total loans
Commercial loans	$797	16.73%
Real estate construction	159	4.46%
Real estate mortgages	2,592	63.59%
Consumer	19	15.22%
Total	$3,567	100.00%

	December 31, 2014
		Percentage of loans in each
	Allowance	category to total loans
Commercial loans	$674	19.45%
Real estate construction	102	3.80%
Real estate mortgages	2,360	72.47%
Consumer	28	4.28%
Total	$3,164	100.00%

Deposits

Depository accounts represent the Company’s primary source of funding and are comprised of demand deposits, interest-bearing checking accounts, money market deposit accounts and time deposits. These deposits have been provided predominantly by individuals, businesses and charitable organizations in the Charlottesville/Albemarle and Winchester areas.

Depository accounts held by the Company as of December 31, 2018, totaled $572.5 million, an increase of $29.5 million or 5.4% compared to the December 31, 2017 total of $543.0 million.

At December 31, 2018, the balances of non-interest bearing demand deposits were $185.8 million or 32.5% of total deposits, a 3.8% decrease from $193.1 million at December 31, 2017. Interest-bearing transaction and money market accounts totaled $278.1 million at December 31, 2018, an increase of $37.5 million compared to $240.6 million at December 31, 2017. During 2018, the Company implemented an Insured Cash Sweep® product (ICS®), which allows customers access to multi-million-dollar FDIC insurance on funds placed into demand deposit and/or money market deposit accounts. As of December 31, 2018, the reciprocal ICS® balances included in demand deposit and money market accounts were $15.8 million and $21.0 million, respectively. Along with the roll-out of ICS® to customers, the Company eliminated the repurchase agreement product effective December 31, 2018. The Company’s low-cost deposit accounts, which include both noninterest and interest bearing checking accounts as well as money market accounts, represented 81.0% of total deposit account balances at December 31, 2018 and compares favorably to the 79.9% of total deposit account balances at December 31, 2017.

Certificates of deposit and other time deposit balances decreased $702,000 to $108.5 million at December 31, 2018 from the balance of $109.2 million at December 31, 2017. Included in this deposit total were reciprocal relationships under the Certificate of Deposit Account Registry Service (CDARS™), whereby depositors can obtain FDIC insurance on deposits up to $50 million. These reciprocal CDARS™ deposits totaled $27.3 million and $32.5 million at December 31, 2018 and 2017, respectively.

The aggregate amount of total certificates of deposit with a minimum balance of $100,000 was $80.4 million at December 31, 2018. Included in this total are deposits of $28.0 million with balances of $250,000 or more.

Deposits
(dollars in thousands)

Average Balances and Rates Paid

	Years Ended December 31
	2018		2017		2016
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest-bearing demand deposits	$172,736		$177,073		$170,909
Interest-bearing deposits:
Interest checking	91,117	0.08%	98,902	0.05%	90,490	0.05%
Money market deposits	158,072	0.67%	141,805	0.29%	109,840	0.21%
Time deposits	116,782	1.08%	121,974	0.54%	113,123	0.55%
Total interest-bearing deposits	$365,971	0.65%	$362,681	0.31%	$313,453	0.29%
Total deposits	$538,707		$539,754		$484,362

Maturities of CD's of $100,000 and Over
	December 31, 2018
	Amount	Percentage
Three months or less	$32,600	40.53%
Over three months to six months	19,735	24.53%
Over six months to one year	9,100	11.31%
Over one year	19,009	23.63%
Totals	$80,444	100.00%

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

Repurchase agreements, also referred to as securities sold under agreement to repurchase, were available to non-individual accountholders on an overnight term through the Company’s investment sweep product. Under the agreements to repurchase, invested funds were fully collateralized by security instruments that were pledged on behalf of customers utilizing this product. The repurchase agreement product was discontinued by the Company effective December 31, 2018, and therefore, there were no balances in this product as of the end of the year. Total balances in repurchase agreements as of December 31, 2017 were $19.1 million.

The Company has a collateral dependent line of credit with the FHLB of Atlanta. The Company had no outstanding borrowings from the FHLB as of December 31, 2018. As of December 31, 2017, the Company had an outstanding balance of $15.0 million from a FHLB advance.

Additional borrowing arrangements maintained by the Bank include formal federal funds lines with four major regional correspondent banks. The Company had no outstanding balances in overnight federal funds purchased as of December 31, 2018 or December 31, 2017.

Total short-term borrowings consist of the following as of December 31, 2018, 2017 and 2016:

(dollars in thousands)	2018	2017	2016
Repurchase agreements	$-	$19,092	$19,700
FHLB advances	-	15,000	-
Federal funds purchased	-	-	-
Total short-term borrowings	$-	$34,092	$19,700
Maximum amount at any month-end during the year	$48,807	$37,001	$20,512
Annual average balance outstanding	$30,370	$21,842	$18,588
Annual average interest rate paid	1.31%	0.48%	0.23%
Annual interest rate at end of period	-	0.66%	0.22%

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

Gap Interest Sensitivity Analysis
As of December 31, 2018
(dollars in thousands)

	Within	90 to 365	1 to 4	Over	Nonrate
	90 days	days	years	4 years	Sensitive	Total
Assets
Loans	$146,542	$90,346	$238,777	$59,025	$2,500	$537,190
Investment securities	3,996	4,984	32,154	23,493	(1,552)	63,075
Federal funds sold	7,133	-	-	-	-	7,133
Non-interest-earning assets and allowance for loan losses	-	-	-	-	37,402	37,402
Total assets	$157,671	$95,330	$270,931	$82,518	$38,350	$644,800

Liabilities and Shareholders' Equity
Interest checking	$18,933	$9,653	$38,613	$39,685	$-	$106,884
Money market and savings deposits	27,640	15,768	63,069	64,822	-	171,299
Time deposits	45,490	33,675	28,290	1,076	-	108,531
Non-interest bearing liabilities and shareholders' equity	-	-	-	-	258,086	258,086
Total liabilities and shareholders' equity	$92,063	$59,096	$129,972	$105,583	$258,086	$644,800
Period gap	$65,608	$36,234	$140,959	$(23,065)	N/A	$219,736
Cumulative gap	$65,608	$101,842	$242,801	$219,736	N/A	$219,736
Ratio of cumulative gap to cumulative earning assets	41.61%	40.25%	46.34%	36.23%

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

In simulating the effects of upward and downward changes in market rates to net interest income over a rolling two-year horizon, the model utilizes a “static” balance sheet approach where balance sheet composition or mix as of the measurement date is maintained over the two-year horizon. Similarly, the base case simulation performed assumes interest rates on the measurement date are unchanged for the next 24 months. Then the simulation assumes all rate indices are instantaneously shocked upward and downward by 100 basis points to 400 basis points, in 100 basis point increments. Due to the low level of interest rates, the shock down analysis where the rates fall 300 basis points or more are not considered meaningful and are therefore not shown in the results below as of December 31, 2018.

(dollars in thousands)	Change in Net Interest Income
Change in Yield Curve	Percentage	Amount
+400 basis points	13.85%	$6,880
+300 basis points	11.45%	5,689
+200 basis points	8.73%	4,337
+100 basis points	4.64%	2,304
Base case	0.00%	-
-100 basis points	-3.29%	(1,633)
-200 basis points	-8.94%	(4,440)

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

The shape of the yield curve can cause downward pressure on net interest income. In general, if and to the extent that the yield curve is flatter (i.e., the differences between interest rates for different maturities are relatively smaller) than previously anticipated, then the yield on the Company’s interest earning assets and its cash flows will tend to be lower. Management believes that a relatively flat yield curve could continue to affect adversely the Company’s net interest income in 2019.

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

Borrowing Lines
As of December 31, 2018
(dollars in thousands)

Correspondent Banks	$41,000
Federal Home Loan Bank of Atlanta (FHLB-A)	35,420
Total Available	$76,420

As of December 31, 2018, no advances were outstanding with the FHLB.

Any excess funds are sold on a daily basis in the federal funds market. The Company maintained an average of $507,000 outstanding in federal funds sold during 2018. On December 31, 2018, the Company had no balance outstanding in the overnight federal funds market. The Company intends to maintain sufficient liquidity at all times to meet its funding commitments.

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

Beginning January 1, 2016, a capital conservation buffer requirement began to be phased in over a four-year period, beginning at 0.625% of risk-weighted assets and increasing annually to 2.5% at January 1, 2019. Therefore, for the calendar year 2018, the buffer of 1.875% effectively results in the minimum (i) common equity Tier 1 capital ratio of 6.375% of risk-weighted assets; (ii) Tier 1 capital ratio of 7.875% of risk-weighted assets; and (iii) total capital ratio of 9.875% of risk-weighted assets. The minimum leverage ratio remains at 4.00%.

The new Basel III capital regulations are discussed in greater detail under the caption “Supervision and Regulation,” found earlier in this report under “Item 1. Business.” In addition, information regarding the Company’s risk-based capital at December 31, 2018 and December 31, 2017 is presented in Note 12 – Capital Requirements of the notes to consolidated financial statements, contained in Item 8. Financial Statements and Supplementary Data. Using the new capital requirements, the Company’s capital ratios remain well above the levels designated by bank regulators as "well capitalized" at December 31, 2018.

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

Following is a schedule of future minimum rental payments under non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2018:

(dollars in thousands)	1 year or less	1-3 years	3-5 years	After 5 years	Total
Operating lease obligations	$792	$1,596	$1,433	$862	$4,683

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting company.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Virginia National Bankshares Corporation
Charlottesville, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Virginia National Bankshares Corporation and Subsidiaries (the Corporation) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2018 and 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 15, 2019 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Corporation’s auditor since 1998.

/s/ Yount, Hyde & Barbour, P.C.

Richmond, Virginia

March 15, 2019

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$11,741	$11,390
Federal funds sold	7,133	6,887
Securities:
Available for sale, at fair value	61,392	67,501
Restricted securities, at cost	1,683	2,284
Total securities	63,075	69,785
Loans	537,190	528,784
Allowance for loan losses	(4,891)	(4,043)
Loans, net	532,299	524,741
Premises and equipment, net	7,042	7,371
Bank owned life insurance	16,790	16,344
Goodwill	372	372
Other intangible assets, net	477	579
Accrued interest receivable and other assets	5,871	6,417
Total assets	$644,800	$643,886

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest-bearing	$185,819	$193,081
Interest-bearing	106,884	102,583
Money market and savings deposit accounts	171,299	138,065
Certificates of deposit and other time deposits	108,531	109,233
Total deposits	572,533	542,962
Repurchase agreements and other borrowings	-	34,092
Accrued interest payable and other liabilities	1,525	1,727
Total liabilities	574,058	578,781

Commitments and contingencies
Shareholders' equity:
Preferred stock, $2.50 par value, 2,000,000 shares authorized, no shares outstanding	-	-
Common stock, $2.50 par value, 10,000,000 shares authorized; 2,543,452 and 2,410,680 shares issued and outstanding in 2018 and 2017, respectively	6,359	6,027
Capital surplus	27,013	22,038
Retained earnings	38,647	37,923
Accumulated other comprehensive loss	(1,277)	(883)
Total shareholders' equity	70,742	65,105
Total liabilities and shareholders' equity	$644,800	$643,886

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	For the years ended December 31,
	2018	2017
Interest and dividend income:
Loans, including fees	$23,919	$20,864
Federal funds sold	209	241
Investment securities:
Taxable	1,073	1,115
Tax exempt	340	288
Dividends	145	96
Other	-	7
Total interest and dividend income	25,686	22,611

Interest expense:
Demand and savings deposits	1,134	467
Certificates and other time deposits	1,258	663
Repurchase agreements and other borrowings	398	104
Total interest expense	2,790	1,234
Net interest income	22,896	21,377
Provision for loan losses	1,873	418
Net interest income after provision for loan losses	21,023	20,959

Noninterest income:
Trust income	1,665	2,407
Advisory and brokerage income	565	520
Royalty income	585	230
Customer service fees	909	927
Debit/credit card and ATM fees	747	864
Earnings/increase in value of bank owned life insurance	446	427
Fees on mortgage sales	193	138
Losses on sales and calls of securities	-	(75)
Losses on sales of assets	(33)	-
Other	453	442
Total noninterest income	5,530	5,880

Noninterest expense:
Salaries and employee benefits	8,036	8,281
Net occupancy	1,835	1,860
Equipment	500	541
Data Processing	1,088	990
Other	4,555	4,210
Total noninterest expense	16,014	15,882
Income before income taxes	10,539	10,957
Provision for income taxes	2,069	4,403
Net income	$8,470	$6,554

Net income per common share, basic *	$3.33	$2.61
Net income per common share, diluted *	$3.31	$2.58

*	Per share data has been adjusted to reflect a 5% stock dividend effective April 13, 2018.

See Notes to the Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	For the years ended December 31,
	2018	2017
Net income	$8,470	$6,554

Other comprehensive income (loss)

Unrealized losses on securities, net of tax of ($105) and ($4) for the years ended December 31, 2018 and 2017	(394)	(9)

Reclassification adjustment for realized losses on sales, net of tax of $0 and $25 for the years ended December 31, 2018 and 2017	-	50

Total other comprehensive income (loss)	(394)	41

Total comprehensive income	$8,076	$6,595

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2016	$5,922	$21,152	$32,759	($779)	$59,054

Stock options exercised	105	876	-	-	981
Stock option/grant expense	-	10	-	-	10
Cash dividends declared ($0.64 per share)	-	-	(1,535)	-	(1,535)
Net income	-	-	6,554	-	6,554
Reclassification of stranded tax effects from changes in tax rate	-	-	145	(145)	-
Other comprehensive income	-	-	-	41	41
Balance, December 31, 2017	$6,027	$22,038	$37,923	($883)	$65,105

Stock options exercised	31	237	-	-	268
Stock option/grant expense	-	65	-	-	65
Cash dividends declared ($1.09 per share)	-	-	(2,772)	-	(2,772)
Net income	-	-	8,470	-	8,470
5% stock dividend distributed	301	4,673	(4,974)	-	-
Other comprehensive loss	-	-	-	(394)	(394)
Balance, December 31, 2018	$6,359	$27,013	$38,647	($1,277)	$70,742

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the years ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,470	$6,554
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,873	418
Net amortization and accretion of securities	275	415
Losses on sales and calls of securities	-	75
Earnings/increase in value of bank owned life insurance	(446)	(427)
Amortization of intangible assets	109	112
Depreciation and other amortization	1,117	1,138
Net loss on sale of assets	33	-
Deferred tax expense (benefit)	(234)	768
Stock option/stock grant expense	65	10
Decrease (increase) in accrued interest receivable and other assets	910	(509)
Increase (decrease) in accrued interest payable and other liabilities	(415)	241
Net cash provided by operating activities	11,757	8,795

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	-	(45,290)
Net decrease (increase) in restricted investments	601	(575)
Proceeds from maturities, calls and principal payments of available for sale securities	5,335	9,599
Proceeds from sale of available for sale securities	-	24,424
Net decrease (increase) in organic loans	7,721	(27,514)
Net increase in purchased loans	(17,152)	(19,198)
Purchase of wealth management book of business	(100)	(300)
Purchase of bank owned life insurance	-	(2,000)
Purchase of bank premises and equipment, net	(846)	(463)
Net cash used in investing activities	(4,441)	(61,317)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, and money market accounts	30,273	24,104
Net decrease in certificates of deposit and other time deposits	(702)	(5,793)
Net decrease in securities sold under agreements to repurchase	(19,092)	(608)
Net increase (decrease) in short term borrowings	(15,000)	15,000
Proceeds from stock options exercised	268	981
Cash dividends paid	(2,466)	(1,385)
Net cash provided by (used in) financing activities	(6,719)	32,299
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$597	$(20,223)

CASH AND CASH EQUIVALENTS:
Beginning of period	$18,277	$38,500
End of period	$18,874	$18,277

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$2,657	$1,231
Taxes	$2,465	$3,775

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Unrealized gain (loss) on available for sale securities	$(499)	$62

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Note 1 – Summary of Significant Accounting Policies

Organization

Virginia National Bankshares Corporation (the “Company”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The Company is authorized to issue (a) 10,000,000 shares of common stock with a par value of $2.50 per share and (b) 2,000,000 shares of preferred stock at a par value $2.50 per share. There is currently no preferred stock outstanding. The Company is regulated under the Bank Holding Company Act of 1956, as amended and is subject to inspection, examination, and supervision by the Federal Reserve Board.

Virginia National Bank (the “Bank”) is a wholly-owned subsidiary of the Company and was organized in 1998 under federal law as a national banking association to engage in a general commercial and retail banking business. The Bank is headquartered in Charlottesville, Virginia and primarily serves the Virginia communities in and around the cities of Charlottesville, Winchester, and Harrisonburg and the counties of Albemarle and Frederick. As a national bank, the Bank is subject to the supervision, examination and regulation of the Office of the Comptroller of the Currency (“OCC”).

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

During 2018, the Company changed the structure of its VNB Wealth lines of business. The Company formed Masonry Capital Management, LLC (“Masonry Capital”), a registered investment adviser, to offer investment advisory and management services to clients through separately managed accounts and through one or more private investment fund(s). The Company believes the formation of Masonry Capital will allow the Company to offer its investment strategy to a wider range of clients. Masonry Capital is a wholly-owned subsidiary of the Company.

Sale Agreement with SRCM Holdings LLC and Acquisition Royalty Payments Due to the Company

In 2007 when VNBTrust was established, the OCC also approved the Bank’s application for VNBTrust to create a wholly owned operating subsidiary, VNB Investment Management Company, LLC, a Delaware limited liability corporation. In January 2010, VNB Investment Management Company changed its name to Swift Run Capital Management, LLC (“SRCM”). SRCM served as the general partner of Swift Run Capital, L.P. (the “Fund”), a private investment fund. On July 18, 2013 (the “Closing Date”), the Company completed the sale of all of the membership interests of SRCM to SRCM Holdings LLC (“SRCM Holdings”) pursuant to a purchase and sale agreement dated June 27, 2013 (the “SRCM Sale Agreement”). A former officer of the Company is the principal owner of SRCM Holdings. Under the terms of the SRCM Sale Agreement, SRCM Holdings agreed to pay the Company periodically during the ten-year period beginning January 1, 2014 and ending December 31, 2023 (the “Term”), (i) ongoing acquisition royalty payments equal to 20% of the management and performance fee revenue received by SRCM from limited partners of the Fund as of the Closing Date and from VNBTrust clients that opened accounts with SRCM within 30 days of the Closing Date, and (ii) ongoing referral royalty payments equal to 20% of the management and performance fee revenue received by SRCM from other clients referred by the Company and its affiliates to SRCM during the Term. A portion of the payments received from SRCM are applied to write down a contingent asset that was established to estimate the value for the sale of SRCM, with the remaining portion of the payments applied to noninterest income as royalty income.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to the reporting guidelines prescribed by regulatory authorities. The following is a description of the more significant of those policies and practices.

Principles of consolidation – The consolidated financial statements include the accounts of Virginia National Bankshares Corporation (the “Company”), and its subsidiary Virginia National Bank (the “Bank”). All references herein to VNB Wealth Management or VNB Wealth refer to VNBTrust for periods prior to July 1, 2018. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses (including impaired loans), other-than-temporary impairment of securities, intangible assets, income taxes, and fair value measurements.

Cash flow reporting – For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on hand, funds due from banks, and federal funds sold.

Securities sold under agreements to repurchase – The Company sold certain securities under agreements to repurchase in 2017 and 2018. The agreements were treated as collateralized financing transactions and the obligations to repurchase securities sold were reflected as a liability in the accompanying consolidated balance sheets. The dollar amount of the securities underlying the agreements remained in the asset accounts. The Company discontinued the repurchase agreement product effective December 31, 2018.

Securities – Unrestricted investments are classified in two categories as described below.

●	Securities held to maturity – Securities classified as held to maturity are those debt securities the Company has both the positive intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. Currently the Company has no securities classified as held to maturity because of Management’s desire to have more flexibility in managing the investment portfolio.

●	Securities available for sale – Securities classified as available for sale are those debt securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as a separate component of other comprehensive income. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

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

Net Income per common share – Basic net income per share, commonly referred to as earnings per share, represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted net income per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method. Additional information on net income per share is presented in Note 18 – Net Income per Share.

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

The results for the year ended December 31, 2017 include the effect of the Tax Cuts and Jobs Act (the “Tax Act”), which was signed into law on December 22, 2017. Among other things, the Tax Act permanently lowered the federal corporate income tax rate to 21 percent from the maximum rate prior to the passage of the Tax Act of 35 percent, effective January 1, 2018. As a result of the reduction of the federal corporate tax rate, U.S. GAAP required companies to re-measure their deferred tax assets and deferred tax liabilities, including those accounted for in accumulated other comprehensive income, as of the date of the Tax Act’s enactment and record the corresponding effects in income tax expense in the fourth quarter of 2017. As a result of the permanent reduction in the corporate income tax rate, the Company recognized a $963,000 reduction in the value of its net deferred tax asset and recorded a corresponding incremental income tax expense of $963,000 for the fourth quarter of 2017.

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

Securities and Other Property Held in a Fiduciary Capacity – Securities and other property held by VNB Wealth in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements.

Reclassifications – Certain reclassifications have been made to the prior year financial statements to conform to current year presentation. The results of the reclassifications are not considered material.

Adoption of New Accounting Standard

Revenue Recognition During the first quarter of 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers”, and all subsequent amendments to the ASU (collectively “ASC 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as OREO. The majority of the Company’s revenue is from interest income, including loans and securities, which are outside the scope of the standard. The services that fall within the scope of the standard are presented within noninterest income on the consolidated statement of income and are recognized as revenue as the Company satisfies its obligations to the customer. The revenue that falls within the scope of ASC 606 is primarily related to service charges on deposit accounts, debit/credit card and ATM fees, asset management fees and sales of other real estate owned, when applicable. ASC 606 did not result in a change to the accounting for any in-scope revenue streams; as such, no cumulative effect adjustment was recorded.

Recent Accounting Pronouncements

Leases In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach.

The FASB made subsequent amendments to Topic 842 in July 2018 through ASU 2018-10 (“Codification Improvements to Topic 842, Leases”) and ASU 2018-11 (“Leases (Topic 842): Targeted Improvements”). Among these amendments is the provision in ASU 2018-11 that provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases).

The Company has completed an inventory of its leases, which are comprised primarily of real estate in which the Company is the lessee, and all of which are accounted for as operating leases under current guidance. The Company adopted Topic 842 effective January 1, 2019 using the optional transition method noted above. The effect of adopting this standard on January 1, 2019 was to record a $4.0 million right of use asset and corresponding lease obligation liability on our consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Financial Instruments – Credit Losses In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that Topic 326 will have on its consolidated financial statements. Early in 2017, the Company formed a cross-functional steering committee, including some members of senior management, to provide governance and guidance over the project plan. The steering committee meets regularly to address the compliance requirements, data requirements and sources, and analysis efforts that are required to adopt these new requirements. The Company has engaged a vendor to assist in modeling expected lifetime losses under Topic 326, and expects to develop and refine an approach to estimating the allowance for credit losses during. 2019. The extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. Upon adoption, the impact to the allowance for credit losses (currently allowance for loan losses) will have an offsetting one-time cumulative-effect adjustment to retained earnings.

Goodwill Impairment Testing In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Public business entities that are SEC filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

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

Stock Compensation - Improvements to Nonemployee Share-Based Payment Accounting In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” The amendments in this ASU expand the scope of Topic 718 to include share-based payments issued to non-employees for goods or services, which were previously excluded. The amendments will align the accounting for share-based payments to nonemployees and employees more similarly. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments in this ASU modify the disclosure requirements in Topic 820 to add disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty. Certain disclosure requirements in Topic 820 are also removed or modified. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Certain of the amendments are to be applied prospectively while others are to be applied retrospectively. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.

Note 2 – Securities

The amortized cost and fair values of securities available for sale as of December 31, 2018 and December 31, 2017 are as follows:

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$19,500	$-	$(526)	$18,974
Mortgage-backed securities/CMOs	25,901	1	(839)	25,063
Municipal bonds	17,608	12	(265)	17,355
Total Securities Available for Sale	$63,009	$13	$(1,630)	$61,392

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$19,500	$-	$(538)	$18,962
Mortgage-backed securities/CMOs	30,450	-	(505)	29,945
Municipal bonds	18,668	68	(143)	18,593
Total Debt Securities	68,618			67,500
Marketable equity securities	1	-	-	1
Total Securities Available for Sale	$68,619	$68	$(1,186)	$67,501

All mortgage-backed securities included in the above tables were issued by U.S. government agencies and corporations. At December 31, 2018, the securities issued by political subdivisions or agencies were highly rated with 92% of the municipal bonds having AA or higher ratings. Approximately 87% of the municipal bonds are general obligation bonds with issuers that are geographically diverse.

Marketable equity securities consist of nominal investments made by the Company in equity positions of various community banks and bank holding companies.

There were no securities classified as held to maturity as of December 31, 2018 or December 31, 2017.

Restricted securities are securities with limited marketability and consist of stock in the FRB, FHLB and CBBFC totaling $1.7 million and $2.3 million as of December 31, 2018 and December 31, 2017, respectively. These restricted securities are carried at cost as they are not permitted to be traded.

For the year ended December 31, 2018, there were no sales of securities. For the year ended December 31, 2017, proceeds from the sales of securities amounted to $24.4 million, and gross realized losses on these securities were $75,000.

Securities pledged to secure deposits, and for other purposes required by law, had carrying values of $18.0 million at December 31, 2018 and $29.0 million at December 31, 2017. The decrease in the amount of pledged securities during 2018 resulted from the elimination of the repurchase agreement program effective December 31, 2018, thereby eliminating the need to pledge collateral for such deposits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Year-end securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, were as follows:

December 31, 2018
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$-	$-	$18,974	$(526)	$18,974	$(526)
Mortgage-backed/CMOs	-	-	24,657	(839)	24,657	(839)
Municipal bonds	4,983	(34)	10,722	(231)	15,705	(265)
	$4,983	$(34)	$54,353	$(1,596)	$59,336	$(1,630)
December 31, 2017
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$7,390	$(110)	$11,572	$(428)	$18,962	$(538)
Mortgage-backed/CMOs	21,422	(260)	8,523	(245)	29,945	(505)
Municipal bonds	10,389	(132)	504	(11)	10,893	(143)
	$39,201	$(502)	$20,599	$(684)	$59,800	$(1,186)

As of December 31, 2018, there were $59.3 million, or fifty-eight issues, of individual securities in a loss position. These securities had an unrealized loss of $1.6 million and consisted of twenty-four mortgage-backed/CMOs, twenty-seven municipal bonds, and seven Agency notes.

The Company’s securities portfolio is primarily made up of fixed rate bonds, whose prices move inversely with interest rates. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality and does not intend to sell or believe it will be required to sell any of the securities before recovery of the amortized cost basis. Accordingly, as of December 31, 2018, management believes the impairments detailed in the table above are temporary, and no impairment loss has been realized in the Company’s consolidated income statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The amortized cost and fair value of available for sale debt securities at December 31, 2018 are presented below based upon contractual maturities, by major investment categories. Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

	Amortized Cost	Fair Value
U.S. Government agencies
After one year to five years	$19,500	$18,974
	$19,500	$18,974
Mortgage-backed securities/CMOs
After one year to five years	$2,895	$2,830
After five years to ten years	10,373	10,036
Ten years or more	12,633	12,197
	$25,901	$25,063
Municipal bonds
After one year to five years	1,987	1,952
After five years to ten years	8,406	8,290
Ten years or more	7,215	7,113
	$17,608	$17,355
Total Debt Securities Available for Sale	$63,009	$61,392

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Note 3 – Loans

The composition of the loan portfolio by loan classification appears below.

	December 31,	December 31,
	2018	2017
Commercial
Commercial and industrial - organic	$41,526	$45,254
Commercial and industrial - government guaranteed	31,367	22,946
Commercial and industrial - syndicated	12,134	13,165
Total commercial and industrial	85,027	81,365
Real estate construction and land
Residential construction	1,552	3,812
Commercial construction	5,078	13,365
Land and land development	10,894	9,681
Total construction and land	17,524	26,858
Real estate mortgages
1-4 family residential, first lien, investment	40,311	40,313
1-4 family residential, first lien, owner occupied	16,775	16,448
1-4 family residential, junior lien	3,169	2,965
1-4 family residential - purchased	18,647	-
Home equity lines of credit, first lien	8,325	9,238
Home equity lines of credit, junior lien	10,912	13,226
Farm	10,397	10,445
Multifamily	27,328	33,356
Commercial owner occupied	93,800	80,261
Commercial non-owner occupied	123,214	116,599
Total real estate mortgage	352,878	322,851
Consumer
Consumer revolving credit	21,540	24,030
Consumer all other credit	5,530	9,036
Student loans purchased	54,691	64,644
Total consumer	81,761	97,710
Total loans	537,190	528,784
Less: Allowance for loan losses	(4,891)	(4,043)
Net loans	$532,299	$524,741

The balances in the table above include unamortized premiums and net deferred loan costs and fees. Unamortized premiums on loans purchased were $2.5 million and $2.0 million as of December 31, 2018 and 2017, respectively. Net deferred loan costs (fees) totaled $129,000 and $199,000 as of December 31, 2018 and 2017, respectively.

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

Residential mortgages include consumer purpose 1-to-4 family residential properties and home equity loans, as well as investor-owned residential real estate. In addition, the Company purchased a package of 1-to-4 family residential mortgages in December of 2018. Each of the 42 adjustable rate loans purchased, totaling approximately $18.6 million, were individually underwritten by the Company prior to the closing of the sale. Consumer purpose loans have underwriting standards that are heavily influenced by statutory requirements, which include, but are not limited to, documentation requirements, limits on maximum loan-to-value percentages, and collection remedies. Loans to finance 1-4 family investment properties are primarily dependent upon rental income generated from the property and secondarily supported by the borrower’s personal income. The Company typically originates residential mortgages with the intention of retaining in its portfolio adjustable-rate mortgages and shorter-term, fixed-rate loans. The Company also originates longer-term, fixed rate loans, which are sold to secondary mortgage market correspondents.

Consumer loans are generally small loans spread across many borrowers and are underwritten after determining the ability of the consumer borrower to repay their obligations as agreed. The underwriting standards are heavily influenced by statutory requirements, which include, but are not limited to, documentation requirements and collection remedies. Consumer loans may be secured or unsecured and are comprised of revolving lines, installment loans and other consumer loans. Included in consumer loans are student loan packages that were purchased beginning in 2015. Along with the purchase of these student loans, the Company purchased surety bonds to fully insure this portion of the Company’s consumer portfolio. ReliaMax Surety Company (“ReliaMax Surety”), the South Dakota insurance company which issued surety bonds for the student loan pool, was placed into liquidation due to insolvency on June 27, 2018, and the surety bonds terminated on July 27, 2018. Deposit account overdrafts are included in the consumer loan balances and totaled $26,000 and $434,000 at December 31, 2018 and 2017, respectively.

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

Related party loans. In the ordinary course of business, the Company has granted loans to certain directors, principal officers and their affiliates (collectively referred to as “related party loans”). Activity in related party loans during 2018 and 2017 is presented in the following table.

	2018	2017
Balance outstanding at beginning of year	$21,443	$12,578
Principal additions	2,199	13,818
Principal reductions	(2,238)	(4,953)
Balance outstanding at end of year	$21,404	$21,443

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

Student loans purchased which were 120 or more days past due as of July 27, 2018, were placed in non-accrual based on the loss of insurance on these loans. The Company has filed claims with the liquidator of ReliaMax Surety, which issued surety bonds on the student loan portfolio, for these non-accrual loans. Based on information released by the liquidator, the Company expects to collect the principal balances outstanding on such non-accrual loans, together with interest outstanding as of that date. Student loans that have or will become 120 days or more past due after July 27, 2018 are classified as charge-offs. The Company has contracted with a third party to proactively manage the collections of past due student loans; this third party has extensive experience and specializes in this type of asset management.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Non-accrual loans are shown below by class:

	December 31, 2018	December 31, 2017
Land and land development	$32	$41
1-4 family residential mortgages, first lien, owner occupied	82	99
1-4 family residential mortgages, junior lien	-	37
Student loans purchased	445	-
Commercial and industrial - organic	56	-
Total nonaccrual loans	$615	$177

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The following tables show the aging of past due loans as of December 31, 2018 and December 31, 2017.

Past Due Aging as of							90 Days
December 31, 2018	30-59	60-89	90 Days or				Past Due
	Days Past	Days Past	More Past	Total Past		Total	and Still
	Due	Due	Due	Due	Current	Loans	Accruing
Commercial loans
Commercial and industrial - organic	$50	$172	$-	$222	$41,304	$41,526	$-
Commercial and industrial - government guaranteed	-	-	548	548	30,819	31,367	548
Commercial and industrial - syndicated	-	-	-	-	12,134	12,134	-
Real estate construction and land
Residential construction	-	-	-	-	1,552	1,552	-
Commercial construction	-	-	-	-	5,078	5,078	-
Land and land development	1	-	15	16	10,878	10,894	15
Real estate mortgages
1-4 family residential, first lien, investment	-	-	-	-	40,311	40,311	-
1-4 family residential, first lien, owner occupied	-	-	-	-	16,775	16,775	-
1-4 family residential, junior lien	-	-	-	-	3,169	3,169	-
1-4 family residential - purchased	954	-	-	954	17,693	18,647	-
Home equity lines of credit, first lien	-	-	-	-	8,325	8,325	-
Home equity lines of credit, junior lien	-	-	-	-	10,912	10,912	-
Farm	-	-	-	-	10,397	10,397	-
Multifamily	-	-	-	-	27,328	27,328	-
Commercial owner occupied	-	-	-	-	93,800	93,800	-
Commercial non-owner occupied	75	-	-	75	123,139	123,214	-
Consumer loans
Consumer revolving credit	-	-	-	-	21,540	21,540	-
Consumer all other credit	4	599	-	603	4,927	5,530	-
Student loans purchased	850	463	754	2,067	52,624	54,691	332
Total Loans	$1,934	$1,234	$1,317	$4,485	$532,705	$537,190	$895

Past Due Aging as of							90 Days
December 31, 2017	30-59	60-89	90 Days or				Past Due
	Days Past	Days Past	More Past	Total Past		Total	and Still
	Due	Due	Due	Due	Current	Loans	Accruing
Commercial loans
Commercial and industrial - organic	$-	$-	$-	$-	$45,254	$45,254	$-
Commercial and industrial - government guaranteed	-	-	-	-	22,946	22,946	-
Commercial and industrial - syndicated	-	-	-	-	13,165	13,165	-
Real estate construction and land
Residential construction	-	-	-	-	3,812	3,812	-
Commercial construction	-	-	-	-	13,365	13,365	-
Land and land development	20	-	-	20	9,661	9,681	-
Real estate mortgages
1-4 family residential, first lien, investment	118	-	-	118	40,195	40,313	-
1-4 family residential, first lien, owner occupied	128	-	18	146	16,302	16,448	18
1-4 family residential, junior lien	-	-	-	-	2,965	2,965	-
Home equity lines of credit, first lien	100	-	-	100	9,138	9,238	-
Home equity lines of credit, junior lien	-	-	-	-	13,226	13,226	-
Farm	-	-	-	-	10,445	10,445	-
Multifamily	-	-	-	-	33,356	33,356	-
Commercial owner occupied	11	-	-	11	80,250	80,261	-
Commercial non-owner occupied	79	91	-	170	116,429	116,599	-
Consumer loans
Consumer revolving credit	1	-	-	1	24,029	24,030	-
Consumer all other credit	71	-	-	71	8,965	9,036	-
Student loans purchased	997	160	271	1,428	63,216	64,644	271
Total Loans	$1,525	$251	$289	$2,065	$526,719	$528,784	$289

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

The following tables provide a breakdown by class of the loans classified as impaired loans as of December 31, 2018 and December 31, 2017. These loans are reported at their recorded investment, which is the carrying amount of the loan as reflected on the Company’s balance sheet, net of charge-offs and other amounts applied to reduce the net book balance. Average recorded investment in impaired loans is computed using an average of month-end balances for these loans for the twelve months ended December 31, 2018 and December 31, 2017. Interest income recognized is for the years ended December 31, 2018 and December 31, 2017.

December 31, 2018		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Land and land development	$32	$90	$-	$37	$-
1-4 family residential mortgages, first lien, owner occupied	82	127	-	90	-
1-4 family residential mortgages, junior lien	127	127		248	15
Commercial non-owner occupied real estate	923	923	-	947	51
Total impaired loans without a valuation allowance	1,164	1,267	-	1,322	66

Impaired loans with a valuation allowance
Student loans purchased	1,602	1,602	90	1,387	86
Total impaired loans with a valuation allowance	1,602	1,602	90	1,387	86
Total impaired loans	$2,766	$2,869	$90	$2,709	$152

December 31, 2017		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Land and land development	$41	$94	$-	$46	$-
1-4 family residential mortgages, first lien, owner occupied	99	137	-	107	-
1-4 family residential mortgages, junior lien	379	382		367	17
Commercial non-owner occupied real estate	972	972	-	992	48
Student loans purchased	1,083	1,083	-	959	64
Impaired loans with a valuation allowance	-	-	-	-	-
Total impaired loans	$2,574	$2,668	$-	$2,471	$129

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Based on regulatory guidance on Student Lending, the Company classified 66 of its student loans purchased as TDRs for a total of $1.2 million as of December 31, 2018. The Company classified 64 of its student loans purchased as TDRs for a total of $1.1 million as of December 31, 2017. These borrowers, who should have been in repayment, requested and were granted payment extensions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered restructurings. Student loan borrowers are allowed inschool deferments, plus an automatic six month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance. Initially, all student loans were fully insured by a surety bond, and the Company did not expect to experience a loss on these loans. Based on the termination of the surety bond on July 27, 2018 due to the insolvency of the insurer, management has evaluated these loans individually for impairment and included any potential loss in the allowance for loan losses; interest continues to accrue on these TDRs during any deferment and forbearance periods.

The following provides a summary, by class, of modified loans that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and modified loans that have been placed in non-accrual status, which are considered to be nonperforming.

Troubled debt restructurings (TDRs)	December 31, 2018		December 31, 2017
	No. of	Recorded	No. of	Recorded
	Loans	Investment	Loans	Investment
Performing TDRs
1-4 family residential mortgages, junior lien	1	$127	2	$342
Commercial non-owner occupied real estate	1	923	1	972
Student loans purchased	65	1,157	64	1,083
Total performing TDRs	67	$2,207	67	$2,397

Nonperforming TDRs
Student loans purchased	1	4	-	-
Land and land development	1	$19	1	$24
Total nonperforming TDRs	2	$23	1	$24
Total TDRs	69	$2,230	68	$2,421

A summary of loans shown above that were modified as TDRs during the years ended December 31, 2018 and 2017 is shown below by class. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported. The Post-Modification Recorded Balance reflects any interest or fees from the original loan which may have been added to the principal balance on the new note as a condition of the TDR. Additionally, the Post-Modification Recorded Balance is reported below at the period end balances, inclusive of all partial principal pay downs and principal charge-offs since the modification date.

	During year ended			During year ended
	December 31, 2018			December 31, 2017
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Balance	Balance	of Loans	Balance	Balance
Student loans purchased	12	$244	$244	21	$316	$316
Total loans modified during the period	12	$244	$244	21	$316	$316

There was one loan modified as a TDR that subsequently defaulted during the year ended December 31, 2018 and was modified as TDRs during the twelve months prior to default. This student loan had balance of $33.0 thousand prior to being charged off. There were no loans modified as TDRs that subsequently defaulted during the year ended December 31, 2017 and were modified as TDRs during the twelve months prior to default.

There were no loans secured by 1-4 family residential property that were in the process of foreclosure at either December 31, 2018 or December 31, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Note 4 – Allowance for Loan Losses

A summary of the transactions in the allowance for loan losses for the years ended December 31, 2018 and 2017 appears below:

	2018	2017
Balance, beginning of period	$4,043	$3,688
Loans charged off	(1,097)	(111)
Recoveries	72	48
Net charge-offs	(1,025)	(63)
Provision for loan losses	1,873	418
Balance, December 31	$4,891	$4,043

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
1-4 family residential, first lien - purchased
Home equity lines of credit, first lien
Home equity lines of credit, junior lien
Farm
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The migration analysis loss method is used for all loan classes except for the following:

●

Student loans purchased - ReliaMax Surety, the insurance company which issued surety bonds for the student loan pool, was placed into liquidation due to insolvency on June 27, 2018 and the surety bonds terminated on July 27, 2018. As such, a reserve was calculated beginning in the second quarter of 2018 using the insurance claim history on the portfolio to establish a historical charge-off rate. In addition qualitative factors were applied to the student loan pool and the calculated reserve is net of any deposit reserve accounts held at the Bank. For reporting periods prior to June 30, 2018, the Company did not charge off student loans as the insurance covered the past due loans, but the Company did apply qualitative factors to calculate a reserve on these loans, net of the deposit reserve accounts held by the Company for this group of loans.

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

●	Commercial and industrial government guaranteed loans – These loans require no reserve as these are 100% guaranteed by either the SBA or the USDA.

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

The Company’s internal creditworthiness grading system is based on experiences with similarly graded loans. The Company performs regular credit reviews of the loan portfolio to review the credit quality and adherence to its underwriting standards. Additionally, external reviews of portions of the loan portfolio are conducted on a semi-annual basis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The following represents the loan portfolio designated by the internal risk ratings assigned to each credit at year-end:

					Special	Sub-
December 31, 2018	Excellent	Good	Pass	Watch	Mention	standard	TOTAL
Commercial
Commercial and industrial - organic	$3,692	$23,381	$13,993	$264	$28	$168	$41,526
Commercial and industrial - government guaranteed	31,367	-	-	-	-	-	31,367
Commercial and industrial - syndicated	-	-	9,588	-	-	2,546	12,134
Real estate construction
Residential construction	-	-	1,552	-	-	-	1,552
Commercial construction	-	-	5,078	-	-	-	5,078
Land and land development	-	-	9,888	501	-	505	10,894
Real estate mortgages
1-4 family residential, first lien, investment	-	-	36,314	3,607	117	273	40,311
1-4 family residential, first lien, owner occupied	-	-	15,540	1,087	11	137	16,775
1-4 family residential, junior lien	-	-	2,573	58	22	516	3,169
1-4 family residential, first lien - purchased	-	-	18,647	-	-	-	18,647
Home equity lines of credit, first lien	-	-	7,911	414	-	-	8,325
Home equity lines of credit, junior lien	-	-	10,704	97	-	111	10,912
Farm	-	-	8,719	339	-	1,339	10,397
Multifamily	-	-	27,328	-	-	-	27,328
Commercial owner occupied	-	-	86,868	6,932	-	-	93,800
Commercial non-owner occupied	-	-	120,720	1,519	-	975	123,214
Consumer
Consumer revolving credit	44	20,852	644	-	-	-	21,540
Consumer all other credit	263	4,699	535	4	-	29	5,530
Student loans purchased	-	-	51,494	2,401	431	365	54,691
Total Loans	$35,366	$48,932	$428,096	$17,223	$609	$6,964	$537,190

					Special	Sub-
December 31, 2017	Excellent	Good	Pass	Watch	Mention	standard	TOTAL
Commercial
Commercial and industrial - organic	$3,000	$23,937	$17,324	$13	$269	$711	$45,254
Commercial and industrial - government guaranteed	22,946	-	-	-	-	-	22,946
Commercial and industrial - syndicated	-	-	10,590	-	-	2,575	13,165
Real estate construction
Residential construction	-	-	3,812	-	-	-	3,812
Commercial construction	-	-	13,365	-	-	-	13,365
Land and land development	-	-	9,137	3	-	541	9,681
Real estate mortgages
1-4 family residential, first lien, investment	-	-	38,003	1,875	-	435	40,313
1-4 family residential, first lien, owner occupied	-	-	15,465	260	-	723	16,448
1-4 family residential, junior lien	-	-	2,488	265	41	171	2,965
Home equity lines of credit, first lien	-	-	9,098	140	-	-	9,238
Home equity lines of credit, junior lien	-	-	13,115	-	-	111	13,226
Farm	-	-	9,065	-	-	1,380	10,445
Multifamily	-	-	33,356	-	-	-	33,356
Commercial owner occupied	-	669	79,137	455	-	-	80,261
Commercial non-owner occupied	-	-	114,610	972	-	1,017	116,599
Consumer
Consumer revolving credit	6	22,977	1,045	1	1	-	24,030
Consumer all other credit	294	8,006	701	2	-	33	9,036
Student loans purchased	-	-	63,561	1,083	-	-	64,644
Total Loans	$26,246	$55,589	$433,872	$5,069	$311	$7,697	$528,784

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Impaired loans are individually evaluated and, if deemed appropriate, a specific allocation is made for these loans. In reviewing the loans classified as impaired totaling $2.8 million at December 31, 2018, there was $90.0 thousand in valuation allowance on these loans after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the customer.

Allowance for Loan Losses Rollforward by Portfolio Segment
As of and for the year ended December 31, 2018

		Real Estate
	Commercial	Construction	Real Estate	Consumer
	Loans	and Land	Mortgages	Loans	Total
Allowance for Loan Losses:
Balance as of January 1, 2018	$885	$206	$2,730	$222	$4,043
Charge-offs	(75)	-	-	(1,022)	(1,097)
Recoveries	54	-	2	16	72
Provision for (recovery of) loan losses	(53)	(87)	(121)	2,134	1,873
Ending Balance	$811	$119	$2,611	$1,350	$4,891

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$90	$90
Collectively evaluated for impairment	811	119	2,611	1,260	4,801

Loans:
Individually evaluated for impairment	$-	$32	$1,132	$1,602	$2,766
Collectively evaluated for impairment	85,027	17,492	351,746	80,159	534,424
Ending Balance	$85,027	$17,524	$352,878	$81,761	$537,190

As of and for the year ended December 31, 2017

		Real Estate
	Commercial	Construction	Real Estate	Consumer
	Loans	and Land	Mortgages	Loans	Total
Allowance for Loan Losses:
Balance as of January 1, 2017	$824	$127	$2,506	$231	$3,688
Charge-offs	(111)	-	-	-	(111)
Recoveries	31	-	2	15	48
Provision for (recovery of) loan losses	141	79	222	(24)	418
Ending Balance	$885	$206	$2,730	$222	$4,043

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	885	206	2,730	222	4,043

Loans:
Individually evaluated for impairment	$-	$41	$1,450	$1,083	$2,574
Collectively evaluated for impairment	81,365	26,817	321,401	96,627	526,210
Ending Balance	$81,365	$26,858	$322,851	$97,710	$528,784

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Note 5 – Premises and Equipment

Premises and equipment are summarized as follows:

	December 31, 2018	December 31, 2017
Leasehold improvements	$14,594	$14,426
Building and land	1,215	1,216
Construction and fixed assets in progress	434	118
Furniture and equipment	6,513	6,370
Computer software	2,305	2,167
	$25,061	$24,297
Less: accumulated depreciation and amortization	18,019	16,926
	$7,042	$7,371

At December 31, 2018, the Company had leased certain of its banking and operations offices, or the land on which such offices were built, under operating lease agreements on terms ranging from 1 to 20 years with renewal options. Rent expense charged to operations under operating lease agreements totaled $913,000 in 2018 and $879,000 in 2017.

The following is a schedule of future minimum rental payments required under non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2018:

2019	$792
2020	793
2021	803
2022	767
2023	666
Thereafter	862
$4,683

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

Through the twelve months ended December 31, 2018, the Company recognized $109,000 in amortization expense from these identified intangible assets with a finite life. The net carrying value of $477,000 will be recognized as amortization expense in future reporting periods through 2026. The following shows the gross and net balance of these intangible assets as of December 31, 2018.

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Identified Intangible Assets
Non-Compete Agreement	$103	$100	$3
Customer Relationships Intangible	670	196	$474
Total Identified Intangible Assets	$773	$296	$477

As of December 31, 2018, the Company carried a contingent liability of $63,000, representing the net of the fair value of the purchase price, less the first three payments made to the Seller. The remaining two annual payments as delineated in the Purchase Agreement will be paid from this liability.

Note 7 – Deposits

At December 31, 2018, the scheduled maturities of time deposits are as follows:

2019	$79,167
2020	21,076
2021	6,266
2022	946
2023	1,076
$108,531

The aggregate amount of time deposits with a minimum balance of $250,000 was $28.0 million at December 31, 2018 and $28.2 million at December 31, 2017.

Brokered deposits totaled $32.5 million at December 31, 2017. These deposits represented reciprocal relationships established under the Certificate of Deposit Account Registry Service (CDARS™), whereby depositors can obtain FDIC insurance on deposits up to at least $50 million, and were classified as brokered for 2017. However, in May 2018, the “Economic Growth, Regulatory Relief, and Consumer Protection Act” was enacted, which excluded reciprocal CDARS™ deposits for certain banks from brokered deposit treatment up to the lesser of $5 billion or 20% of a bank’s total liabilities. Therefore, the Company’s CDARS™ reciprocal deposits of $27.3 million as of December 31, 2018 were not treated as brokered deposits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The Company implemented an Insured Cash Sweep® (ICS®) product during 2018. At December 31, 2018, ICS® balances, included in demand deposit and money market account balances, were $15.8 million and $21.0 million, respectively, and were not treated as brokered deposits.

The company had no deposits to report as brokered deposits as of December 31, 2018.

Deposit account overdrafts reported as loans totaled $26,000 and $434,000 at December 31, 2018 and 2017, respectively.

The Company has entered into deposit transactions with certain directors, principal officers and their affiliates (collectively referred to as “related party deposits”), all of which are under the same terms as other customers. The aggregate amount of these related party deposits was $6.3 million and $6.5 million as of December 31, 2018 and 2017, respectively.

Note 8 – Income Taxes

The Company files tax returns in the U.S. federal jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal tax examinations by tax authorities for years prior to 2015.

The Commonwealth of Virginia assesses a Bank Franchise Tax on banks instead of a state income tax. The Bank Franchise Tax expense is reported in noninterest expense, and the calculation of that tax is unrelated to taxable income.

Net deferred tax assets consist of the following components as of year-end:

	2018	2017
Deferred tax assets:
Allowance for loan losses	$1,027	$849
Non-accrual loan interest	15	9
Stock option/grant expense	32	54
Start-up expenses	47	29
Home equity closing costs	27	32
Deferred compensation expense	10	9
Goodwill and other intangible assets	14	9
Securities available for sale unrealized loss	339	235
Depreciation	404	366
	$1,915	$1,592
Deferred tax liabilities:
Deferred loan costs	27	42
	27	42

Net deferred tax assets	$1,888	$1,550

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The provision for income taxes charged to operations for years ended December 31, 2018 and 2017 consists of the following:

	2018	2017
Current tax expense	$2,303	$3,635
Deferred tax benefit	(234)	(195)
Deferred tax asset adjustment for enacted change in tax rate	-	963
Provision for income taxes	$2,069	$4,403

Income tax expense for 2017 included a downward adjustment of net deferred tax assets in the amount of $963,000, recorded as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017. The Act reduced the corporate Federal tax rate from 34% to 21% effective January 1, 2018.

The Company’s income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2018 and 2017 due to the following:

	2018	2017
Federal statutory rate	21%	34%
Computed statutory tax expense	$2,213	$3,727
Increase (decrease) in tax resulting from:
Tax-exempt interest income	(74)	(104)
Tax-exempt income from Bank Owned Life Insurance (BOLI)	(94)	(145)
Stock option expense	7	4
Stock option exercise benefit	(18)	(59)
Deferred tax asset adjustment for enacted change in tax rate	-	963
Other expenses	35	17
Provision for income taxes	$2,069	$4,403

Note 9 – Commitments and Contingent Liabilities

In the normal course of business, there are various outstanding commitments and contingent liabilities, which are not reflected in the accompanying consolidated financial statements. The Company does not anticipate any material loss as a result of these transactions.

As a member of the Federal Reserve System, the Company is required to maintain certain average clearing balances. Those balances include amounts on deposit with the Federal Reserve. For the final weekly reporting period in the years ended December 31, 2018 and December 31, 2017, no daily average required balances were required for either year.

Note 10 – Financial Instruments with Off-Balance Sheet Risk and Credit Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit, such as unfunded lines of credit and standby letters of credit. The Company also treats authorization limits for originating Automated Clearing House (“ACH”) transactions as commitments. In addition to the amounts shown below, the Company has extended commitment letters at December 31, 2018 in the amount of $9.5 million to various borrowers. At December 31, 2017, commitment letters totaled $34.4 million. Commitment letters are done in the normal course of business and typically expire after 120 days. All of these off-balance-sheet instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet, although material losses are not anticipated. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

The totals for financial instruments whose contract amount represents credit risk are shown below:

	Notional Amount
	December 31, 2018	December 31, 2017
Unfunded lines-of-credit	$88,323	$99,757
ACH	20,131	17,681
Letters of credit	5,744	6,039
Total	$114,198	$123,477

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

The Company has approximately $1.3 million in deposits in other financial institutions in excess of amounts insured by the FDIC at December 31, 2018.

Note 11 – Related Party Transactions

From time to time, the Company and its subsidiaries have business dealings with companies owned by directors and beneficial shareholders of the Company. Payments made to these companies that exceeded the disclosure threshold of $120,000 in 2018 are reported below.

In 2018, rental expenditures of $492,000 (including reimbursements for taxes, insurance, and other expenses) were paid to an entity indirectly owned by a director of the Company.

Note 12 – Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Federal banking regulations also impose regulatory capital requirements on bank holding companies. However, in August 2018, the Federal Reserve Board issued an interim final rule, which was effective August 30, 2018, that expanded its small bank holding company policy statement (the “SBHC Policy Statement”) to bank holding companies with total consolidated assets of less than $3 billion (up from the prior $1 billion threshold). Under the SBHC Policy Statement, qualifying bank holding companies have additional flexibility in the amount of debt they can issue and are also exempt from the Basel III Capital Rules (subsidiary depository institutions of qualifying bank holding companies are still subject to capital requirements). The Company currently has less than $3 billion in total consolidated assets and would likely qualify under the revised SBHC Policy Statement. However, the Company does not currently intend to issue a material amount of debt or take any other action that would cause its capital ratios to fall below the minimum ratios required by the Basel III Capital Rules.

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

The Bank’s capital ratios remained well above the levels designated by bank regulators as “well capitalized” at December 31, 2018. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that management believes have changed the institution’s category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The Company calculates its regulatory capital under the Basel III regulatory capital framework. The table below summarizes the Company’s regulatory capital and related ratios for the periods presented:

December 31, 2018					Minimum
					To Be Well Capitalized
			Minimum Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk Weighted Assets)
Consolidated	$76,090	14.52%	$41,935	8.00%	N/A	N/A
Bank	$75,491	14.41%	$41,914	8.00%	$52,393	10.00%

Common Equity Tier 1 Capital
(To Risk Weighted Assets)
Consolidated	$71,169	13.58%	$23,589	4.50%	N/A	N/A
Bank	$70,570	13.47%	$23,577	4.50%	$34,055	6.50%

Tier 1 Capital
(To Risk Weighted Assets)
Consolidated	$71,169	13.58%	$31,451	6.00%	N/A	N/A
Bank	$70,570	13.47%	$31,436	6.00%	$41,914	8.00%

Tier 1 Capital
(To Average Assets)
Consolidated	$71,169	11.14%	$25,550	4.00%	N/A	N/A
Bank	$70,570	11.05%	$25,544	4.00%	$31,930	5.00%

December 31, 2017					Minimum
					To Be Well Capitalized
			Minimum Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk Weighted Assets)
Consolidated	$69,196	12.99%	$42,622	8.00%	N/A	N/A
Bank	$68,058	12.78%	$42,591	8.00%	$53,238	10.00%

Common Equity Tier 1 Capital
(To Risk Weighted Assets)
Consolidated	$65,153	12.23%	$23,975	4.50%	N/A	N/A
Bank	$64,015	12.02%	$23,957	4.50%	$34,605	6.50%

Tier 1 Capital
(To Risk Weighted Assets)
Consolidated	$65,153	12.23%	$31,967	6.00%	N/A	N/A
Bank	$64,015	12.02%	$31,943	6.00%	$42,591	8.00%

Tier 1 Capital
(To Average Assets)
Consolidated	$65,153	10.58%	$24,638	4.00%	N/A	N/A
Bank	$64,015	10.40%	$24,624	4.00%	$30,780	5.00%

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

In addition to the regulatory limits, the Company’s Board of Directors, under current policies, will generally only consider a cash dividend payment to shareholders that, when combined with any previous cash dividends paid within the last 12 months, does not exceed 50% of the Bank’s after-tax earnings for the preceding 12-months, or 60% if the previous three quarterly dividends are not within the preceding 12 months.

At December 31, 2018, the maximum amount of retained earnings available to the Bank for cash dividends to the Company was $16,235,000.

Note 14 – Fair Value Measurements

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the “Fair Value Measurements and Disclosures” topic of FASB ASC 825, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The fair value guidance provides a consistent definition of fair value, which focuses on exit price in the principal or most advantageous market for the asset or liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

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

The following tables present the balances measured at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2018 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$18,974	$-	$18,974	$-
Mortgage-backed securities/CMOs	25,063	-	25,063	-
Municipal bonds	17,355	-	17,355	-
Total securities available for sale	$61,392	$-	$61,392	$-

		Fair Value Measurements at December 31, 2017 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$18,962	$-	$18,962	$-
Mortgage-backed securities/CMOs	29,945	-	29,945	-
Municipal bonds	18,593	-	18,593	-
Marketable equity securities	1	-	1	-
Total securities available for sale	$67,501	$-	$67,501	$-

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Other real estate owned

Other real estate owned is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company (Level 2). If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the Allowance for Loan Losses. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the Consolidated Statements of Income. The Company had no OREO at December 31, 2018 or December 31, 2017.

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

Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses in the Consolidated Statements of Income. The Company had $2.8 million and $2.6 million in impaired loans as of December 31, 2018 and December 31, 2017, respectively. None of the impaired loans as of December 31, 2017 required a valuation allowance after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the customer. The impaired loans as of December 31, 2018 requiring a valuation allowance are shown in the table below.

The following table presents the balances measured at fair value on a nonrecurring basis as of December 31, 2018 (dollars in thousands):

Fair Value Measurements at December 31, 2018 Using:

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans
Student loans purchased	1,512	-	-	1,512
Total impaired loans	$1,512	$-	$-	$1,512

There were no balances measured at fair value on a nonrecurring basis at December 31, 2017.

On January 1, 2018, the Company adopted ASU 2016-01, “Financial Instruments – Overall (Subtopic 825- 10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 makes targeted improvements to several areas of U.S. GAAP, including the disclosure of the fair value of financial instruments that are not measured at fair value on a recurring basis. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of December 31, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion. The Company has historically estimated the fair value for loans reported at amortized cost on its balance sheet by examining the average rates per the terms of these loans, and comparing those average rates to the current rates offered by the Company (i.e., the entry price notion). Utilizing the exit price notion requires the Company to estimate fair value of these loans based on the price that would be received to sell these loans in the principal or most advantageous market for the loans in an orderly transaction between market participants at the measurement date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

		Fair Value Measurement at December 31, 2018 using:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$18,874	$18,874	$-	$-	$18,874
Available for sale securities	61,392	-	61,392	-	61,392
Loans, net	532,299	-	-	514,917	514,917
Bank owned life insurance	16,790	-	16,790	-	16,790
Accrued interest receivable	2,100	-	342	1,758	2,100

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$464,002	$-	$464,002	$-	$464,002
Certificates of deposit	108,531	-	108,323	-	108,323
Repurchase agreements and other borrowings	-	-	-	-	-
Accrued interest payable	243	-	243	-	243

		Fair Value Measurement at December 31, 2017 using:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$18,277	$18,277	$-	$-	$18,277
Available for sale securities	67,501	-	67,501	-	67,501
Loans, net	524,741	-	-	517,339	517,339
Bank owned life insurance	16,344	-	16,344	-	16,344
Accrued interest receivable	2,012	-	363	1,649	2,012

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$433,729	$-	$433,729	$-	$433,729
Certificates of deposit	109,233	-	108,936	-	108,936
Repurchase agreements and other borrowings	34,092	-	34,092	-	34,092
Accrued interest payable	110	-	110	-	110

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

Note 15 – Other Noninterest Expenses

The Company had the following other noninterest expenses as of the dates indicated:

	For the Year Ended December 31
	2018	2017
ATM, debit and credit card	$207	$283
Bank franchise tax	469	476
Computer software	424	397
Marketing, advertising and promotion	715	472
Professional fees	797	565
Other	1,943	2,017
	$4,555	$4,210

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

The Company contributed $304,000 and $322,000 to the 401(k) plan in 2018 and 2017, respectively. These expenses represent the matching contribution by the Company.

Note 17 – Stock Incentive Plans

At the Annual Shareholders Meeting on May 21, 2014, shareholders approved the Virginia National Bankshares Corporation 2014 Stock Incentive Plan (“2014 Plan”). The 2014 Plan makes available up to 262,500 shares of the Company’s common stock, as adjusted by the 5% Stock Dividend, to be issued to plan participants. Similar to the Company’s 2003 Stock Incentive Plan (“2003 Plan”) and 2005 Stock Incentive Plan (“2005 Plan”), the 2014 Plan provides for granting of both incentive and nonqualified stock options, as well as restricted stock, unrestricted stock and other stock based awards. No new grants will be issued under the 2003 Plan or the 2005 Plan as these plans have expired.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

A summary of the shares issued and available under each of the Company’s stock incentive plans (the “Plans”) is shown below as of December 31, 2018. Share data and exercise price range per share have been adjusted to reflect the 5% Stock Dividend. Although the 2003 Plan and 2005 Plan have expired and no new grants will be issued under these plans, there were shares issued before the plans expired which are still outstanding as shown below.

	2003 Plan	2005 Plan	2014 Plan
Aggregate shares issuable	134,787	241,500	262,500
Options issued, net of forfeited and expired options	(113,457)	(57,019)	(64,850)
Cancelled due to Plan expiration	(21,330)	(184,481)	-
Remaining available for grant	-	-	197,650

Grants issued and outstanding:
Total vested and unvested shares	16,345	1,811	64,325
Fully vested shares	16,345	1,811	-
Exercise price range	$17.39 to	$11.18 to	$28.76 to
	$17.39	$14.37	$44.75

The Company accounts for all of its stock incentive plans under recognition and measurement accounting principles which require that the compensation cost relating to stock-based payment transactions be recognized in financial statements. Stock-based compensation arrangements for 2018 and prior years included stock options and restricted stock. All stock-based payments to employees are required to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. For the years ended December 31, 2018 and 2017, the Company recognized $65,000 and $10,000, respectively, in compensation expense for stock options. As of December 31, 2018, there was $405,000 in unrecognized compensation expense for stock options remaining to be recognized in future reporting periods through 2023.

Stock Options

Changes in the stock options outstanding related to all of the Plans are summarized below. Share and per share data have been adjusted to reflect the 5% Stock Dividend.

	December 31, 2018
		Weighted Average	Aggregate
	Number of Options	Exercise Price	Intrinsic Value
Outstanding at January 1, 2018	46,117	$19.96	$793
Issued	62,750	44.34
Exercised	(12,502)	21.39
Expired	(13,884)	21.53
Forfeited	-	-
Outstanding at December 31, 2018	82,481	$38.02	$327

Options exercisable at December 31, 2018	18,156	$17.00	$318

There was an intrinsic value of $252,000 for the options exercised during the year ended December 31, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The fair value of any option grant is estimated at the grant date using the Black-Scholes pricing model. In 2017, a stock option grant of 2,100 shares, as adjusted to reflect the 5% Stock Dividend, was issued. There were stock option grants of 62,750 shares issued during the year ended December 31, 2018, and the fair value on each option granted was estimated based on the assumptions noted in the following table:

	For the year ended	For the year ended
	December 31, 2018	December 31, 2017
Expected volatility[1]	15.49%	17.90%
Expected dividends[2]	1.81%	1.72%
Expected term (in years)[3]	6.50	6.30
Risk-free rate[4]	2.85%	2.00%

[1]	Based on the monthly historical volatility of the Company’s stock price over the expected life of the options.
[2]	Calculated as the ratio of historical dividends paid per share of common stock to the stock price on the date of grant.
[3]	Based on the average of the contractual life and vesting period for the respective option.
[4]	Based upon an interpolated US Treasury yield curve interest rate that corresponds to the contractual life of the option, in effect at the time of the grant.

Summary information pertaining to options outstanding at December 31, 2018 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
	Number of	Average	Average	Number of	Average
	Options	Remaining	Exercise	Options	Exercise
Exercise Price	Outstanding	Contractual Life	Price	Exercisable	Price
$11.18 to $20.00	18,156	0.5 Years	$17.00	18,156	$17.00
$20.01 to $30.00	1,575	8.2 Years	28.76	0	-
$30.01 to $40.00	-	-	-	0	-
$40.01 to $44.75	62,750	9.4 Years	44.34	0	-
Total	82,481	7.4 Years	$38.02	18,156	$17.00

Stock Grants

There were no restricted stock grants outstanding throughout 2018 or 2017. No restricted or unrestricted stock grants were awarded during the twelve months of 2018 or 2017. On February 20, 2019, a total of 10,993 shares of unrestricted stock were granted to non-employee directors and certain members of executive management.

Note 18 – Net Income per Share

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

For the following table, share and per share data have been adjusted to reflect the 5% Stock Dividend. The table shows the weighted average number of shares used in computing net income per common share and the effect on the weighted average number of shares of diluted potential common stock for the years ended December 31, 2018 and 2017. Potential dilutive common stock equivalents have no effect on net income available to the Company’s shareholders.

		Weighted	Per Share
	Net Income	Average Shares	Amount
December 31, 2018
Basic net income per share	$8,470	2,539,907	$3.33
Effect of dilutive stock options		18,073	(0.02)
Diluted net income per share	$8,470	2,557,980	$3.31

December 31, 2017
Basic net income per share	$6,554	2,513,371	$2.61
Effect of dilutive stock options		22,216	(0.03)
Diluted net income per share	$6,554	2,535,587	$2.58

In 2018, stock options representing 62,750 average shares were not included in the calculation of net income per share, as their effect would have been antidilutive. There were no stock options excluded in the calculation of net income per share in 2017.

Note 19 – Other Comprehensive Income

A component of the Company’s comprehensive income, in addition to net income from operations, is the recognition of the realized gains and losses on AFS securities, net of income taxes. Reclassifications of unrealized gains and losses on AFS securities are reported in the income statement as “Gains (losses) on sales” with the corresponding income tax effect reflected as a component of income tax expense. Amounts reclassified out of accumulated other comprehensive income (loss) are presented below:

	December 31,	December 31,
	2018	2017
Available-for-sale securities
Realized gains (losses) on sales of securities	$-	$(75)
Tax effect	-	25
Realized gains (losses), net of tax	$-	$(50)

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

The VNB Wealth segment includes (a) trust income from the investment management, wealth advisory and trust and estate services, comprised of both management fees and performance fees, (b) advisory and brokerage income from investment advisory, retail brokerage, annuity and insurance services offered under the name of VNB Investment Services, (c) income from the Company’s registered investment adviser, Masonry Capital Management, LLC, and (d) royalty income from the sale of Swift Run Capital Management, LLC in 2013. More information on royalty income and the related sale can be found under in Note 1 - Summary of Significant Accounting Policies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

A management fee for administrative and technology support services provided by the Bank is allocated to VNB Wealth. For both the years ended December 31, 2018 and 2017, management fees of $100,000 were charged to VNB Wealth and eliminated in consolidated totals.

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

Segment information for the years ended, December 31, 2018, and 2017 is shown in the following tables. Note that asset information is not reported below, as the assets previously allocated to VNB Wealth are reported at the Bank level subsequent to the merger of VNBTrust, National Association, into the Bank effective July 1, 2018; also, assets specifically allocated to the VNB Wealth lines of business are insignificant and are no longer provided to the chief operating decision maker.

2018	Bank	VNB Wealth	Consolidated
Net interest income	$22,823	$73	$22,896
Provision for loan losses	1,873	-	1,873
Non-interest income	2,715	2,815	5,530
Non-interest expense	13,876	2,138	16,014
Income before income taxes	9,789	750	10,539
Provision for income taxes	1,911	158	2,069
Net income	$7,878	$592	$8,470

2017	Bank	VNB Wealth	Consolidated
Net interest income	$21,282	$95	$21,377
Provision for loan losses	418	-	418
Non-interest income	2,722	3,158	5,880
Non-interest expense	13,380	2,502	15,882
Income before income taxes	10,206	751	10,957
Provision for income taxes	4,147	256	4,403
Net income	$6,059	$495	$6,554

Note 21 – Condensed Parent Company Financial Statements

Condensed financial statements pertaining only to the Parent Company are presented below. The investment in subsidiary is accounted for using the equity method of accounting.

Cash dividend payments authorized by the Bank’s Board of Directors were paid to the Parent Company in 2018 and 2017, totaling $2.3 million and $720,000, respectively.

The payment of dividends by the Bank is restricted by various regulatory limitations. Banking regulations also prohibit extensions of credit to the parent company unless appropriately secured by assets. For more detail on dividends, see Note 13 – Dividend Restrictions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Condensed Parent Company Only

BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$1,146	$1,236
Investment securities	65	65
Investments in subsidiary	70,142	63,967
Other assets	182	330
Total assets	$71,535	$65,598

LIABILITIES & SHAREHOLDERS' EQUITY
Other liabilities	$793	$493
Stockholders' equity	70,742	65,105
Total liabilities and stockholders' equity	$71,535	$65,598

STATEMENTS OF INCOME

	For the years ended
	December 31, 2018	December 31, 2017
Dividends from subsidiary	$2,250	$720
Noninterest expense	429	388
Income before income taxes	$1,821	$332
Income tax (benefit)	(79)	(137)
Income before equity in undistributed earnings of subsidiary	$1,900	$469
Equity in undistributed earnings of subsidiary	6,570	6,085
Net income	$8,470	$6,554

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Condensed Parent Company Only (Continued)

STATEMENTS OF CASH FLOWS

	For the years ended
	December 31, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,470	$6,554
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(6,570)	(6,085)
Deferred tax expense	4	91
Stock option & stock grant expense	65	10
Decrease (increase) in other assets	144	(93)
Increase (decrease) in other liabilities	(5)	3
Net cash provided by operating activities	2,108	480

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of available for sale securities	-	(1)
Net cash used in investing activities	-	(1)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercised	268	981
Dividends paid	(2,466)	(1,385)
Net cash used in financing activities	(2,198)	(404)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(90)	75

CASH AND CASH EQUIVALENTS
Beginning of period	1,236	1,161
End of period	$1,146	$1,236

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. This assessment was based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) on May 14, 2013. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Yount, Hyde and Barbour, P.C., the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Yount, Hyde and Barbour, P.C.’s attestation report on the Company’s internal control over financial reporting is included beginning on the following page.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Virginia National Bankshares Corporation
Charlottesville, Virginia

Opinion on the Internal Control Over Financial Reporting
We have audited Virginia National Bankshares Corporation and Subsidiaries’ (the Corporation’s) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2018 and 2017 of Virginia National Bankshares Corporation and Subsidiary and our report dated March 15, 2019 expressed an unqualified opinion.

Basis for Opinion
The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Yount, Hyde & Barbour, P.C.

Richmond, Virginia
March 15, 2019

Item 9B. OTHER INFORMATION.

None

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Information is incorporated by reference to the information that appears under the headings “Proposal 1 – Election of Directors,” “Executive Compensation – Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Information about the Board of Directors and Board Committees” contained in the Company’s Definitive Proxy Statement for the Company’s 2019 Annual Meeting of Shareholders to be filed by April 30, 2019 (“Definitive Proxy Statement”).

Item 11. EXECUTIVE COMPENSATION.

Information is incorporated by reference to the information that appears under the headings “Executive Compensation – Executive Officers” and “Information about the Board of Directors and Board Committees – Compensation of Directors” contained in of the Company’s Definitive Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Other than as set forth below, this information is incorporated by reference from Note 17, “Stock Incentive Plans,” in the notes to consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data of this Form 10-K and from the “Beneficial Ownership of Company Common Stock” section of the Company’s Definitive Proxy Statement.

The following table summarizes information, as of December 31, 2018, relating to the Company’s Stock Incentive Plans:

Number of securities
remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under equity
	issued upon exercise of	price of outstanding	compensation plans
	outstanding options,	options, warrants and	(excluding securities
	warrants and rights	rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	82,481	$38.02	197,650

Total	82,481	$38.02	197,650

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information is incorporated by reference from the “Information about the Board of Directors and Board Committees” and “Transactions with Related Persons” sections of the Company’s Definitive Proxy Statement. For further information, see Note 11 of the notes to consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data in this Form 10-K.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

This information is incorporated by reference from the “Independent Auditors” section of the Company’s Definitive Proxy Statement.

Part IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are files as part of this report:

(a)(1)	Financial Statements

The following consolidated financial statements and reports of independent registered public accountants of the Company are in Part II, Item 8. Financial Statements and Supplementary Data:

	(i)	Consolidated Balance Sheets – December 31, 2018 and December 31, 2017

	(ii)	Consolidated Statements of Income – Years ended December 31, 2018 and December 31, 2017

	(iii)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2018 and December 31, 2017

	(iv)	Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2018 and December 31, 2017

	(v)	Consolidated Statements of Cash Flows – Years ended December 31, 2018 and December 31, 2017

	(vi)	Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated statements or notes thereto.

(a)(3) Exhibit Index:

Exhibit
Number	Description of Exhibit
2.0	Reorganization Agreement and Plan of Share Exchange, dated as of March 6, 2013, between Virginia National Bank and Virginia National Bankshares Corporation (incorporated by reference to Virginia National Bankshares Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

3.1	Articles of Incorporation of Virginia National Bankshares Corporation, as amended and restated (incorporated by reference to Virginia National Bankshares Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

3.2	Bylaws of Virginia National Bankshares Corporation (incorporated by reference to Virginia National Bankshares Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

10.1	Virginia National Bank 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Virginia National Bankshares Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2017. Virginia National Bankshares Corporation assumed this plan from Virginia National Bank on December 16, 2013 upon consummation of the reorganization under the agreement referenced as Exhibit 2.0).

10.2	Virginia National Bank Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Virginia National Bankshares Corporation’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 25, 2017. Virginia National Bankshares Corporation assumed this plan from Virginia National Bank on December 16, 2013 upon consummation of the reorganization under the agreement referenced as Exhibit 2.0).

10.3	Virginia National Bankshares Corporation 2014 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to Virginia National Bankshares Corporation’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 25, 2017).

10.4	Form of Management Continuity Agreement executed March 2, 2017 between Virginia National Bankshares Corporation and each of Glenn W. Rust, Virginia R. Bayes, Tara Y. Harrison and Donna G. Shewmake (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 3, 2017).

10.5	Non-Disclosure, Non-Solicitation and Non-Competition Agreement dated March 2, 2017 between Virginia National Bank and Glenn W. Rust (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 3, 2017).

10.6	Form of Non-Disclosure, Non-Solicitation and Non-Competition Agreement dated March 2, 2017 between Virginia National Bank and each of Virginia R. Bayes, Tara Y. Harrison and Donna G. Shewmake (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on March 3, 2017).

21.0	Subsidiaries of the Registrant (refer to Item 1. Business, beginning on page 4 of this Form 10-K Report for a discussion of Virginia National Bankshares Corporation’s direct and indirect subsidiaries).

31.1	302 Certification of Principal Executive Officer

31.2	302 Certification of Principal Financial Officer

32.1	906 Certification

101.0	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017, (ii) the Consolidated Statements of Income for the years ended December 31, 2018 and December 31, 2017, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2018 and December 31, 2017, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for years ended December 31, 2018 and December 31, 2017, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2018 and December 31, 2017, and (vi) the Notes to Consolidated Financial Statements (furnished herewith).

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

VIRGINIA NATIONAL BANKSHARES CORPORATION

/s/ Tara Y. Harrison
Tara Y. Harrison
Executive Vice President and Chief Financial Officer

Date: March 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 15, 2019.

Signatures	Title
/s/ H. K. Benham, III	Director
H. K. Benham, III

/s/ Steven W. Blaine	Director
Steven W. Blaine

/s/ William D. Dittmar, Jr.	Chairman of the Board
William D. Dittmar, Jr.

/s/ Tara Y. Harrison	Executive Vice President & Chief Financial Officer
Tara Y. Harrison	(principal financial and accounting officer)

/s/ James T. Holland	Director
James T. Holland

/s/ Linda M. Houston	Director
Linda M. Houston

/s/ Susan King Payne	Director
Susan King Payne

/s/ Glenn W. Rust	President & Chief Executive Officer and Director
Glenn W. Rust	(principal executive officer)

/s/ Gregory L. Wells	Director
Gregory L. Wells

Director
Bryan D. Wright