Form 10-Q
period 2019-03-31
Virginia National Bankshares Corp
filed 2019-05-10
CIK 1572334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________

FORM 10-Q
___________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission File Number: 000-55117

VIRGINIA NATIONAL BANKSHARES CORPORATION
(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization) 404 People Place, Charlottesville, Virginia (Address of principal executive offices)	46-2331578 (I.R.S. Employer Identification No.) 22911 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           ☐ Yes            ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 6, 2019:

Class of Stock	Shares Outstanding
Common Stock, Par Value $2.50	2,560,138

VIRGINIA NATIONAL BANKSHARES CORPORATION

FORM 10-Q

TABLE OF CONTENTS

Part I. Financial Information
Item 1	Financial Statements
Consolidated Balance Sheets (unaudited)		Page 3
Consolidated Statements of Income (unaudited)		Page 4
Consolidated Statements of Comprehensive Income (unaudited)		Page 5
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)		Page 6
Consolidated Statements of Cash Flows (unaudited)		Page 7
Notes to Consolidated Financial Statements (unaudited)		Page 8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 30
Application of Critical Accounting Policies and Estimates		Page 30
Financial Condition		Page 31
Results of Operations		Page 36

Item 3	Quantitative and Qualitative Disclosures About Market Risk	Page 40

Item 4	Controls and Procedures	Page 40

Part II. Other Information
Item 1	Legal Proceedings	Page 40
Item 1A	Risk Factors	Page 40
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	Page 40
Item 3	Defaults Upon Senior Securities	Page 41
Item 4	Mine Safety Disclosures	Page 41
Item 5	Other Information	Page 41
Item 6	Exhibits	Page 41

Signatures		Page 42

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31, 2019	December 31, 2018 *
ASSETS	(Unaudited)
Cash and due from banks	$10,965	$11,741
Federal funds sold	3,639	7,133
Securities:
Available for sale, at fair value	61,312	61,392
Restricted securities, at cost	1,684	1,683
Total securities	62,996	63,075
Loans	528,360	537,190
Allowance for loan losses	(4,905)	(4,891)
Loans, net	523,455	532,299
Premises and equipment, net	6,846	7,042
Bank owned life insurance	16,900	16,790
Goodwill	372	372
Other intangible assets, net	458	477
Accrued interest receivable and other assets	10,169	5,871
Total assets	$635,800	$644,800
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest-bearing	$160,071	$185,819
Interest-bearing	108,933	106,884
Money market and savings deposit accounts	157,737	171,299
Certificates of deposit and other time deposits	130,458	108,531
Total deposits	557,199	572,533
Accrued interest payable and other liabilities	6,076	1,525
Total liabilities	563,275	574,058

Shareholders' equity:
Preferred stock, $2.50 par value, 2,000,000 shares authorized, no shares outstanding	-	-
Common stock, $2.50 par value, 10,000,000 shares authorized; 2,560,138 and 2,543,452 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	6,400	6,359
Capital surplus	27,522	27,013
Retained earnings	39,126	38,647
Accumulated other comprehensive loss	(523)	(1,277)
Total shareholders' equity	72,525	70,742
Total liabilities and shareholders' equity	$635,800	$644,800

*	Derived from audited Consolidated Financial Statements

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	For the three months ended
	March 31, 2019	March 31, 2018
Interest and dividend income:
Loans, including fees	$6,097	$5,714
Federal funds sold	19	35
Investment securities:
Taxable	252	278
Tax exempt	81	85
Dividends	26	28
Total interest and dividend income	6,475	6,140

Interest expense:
Demand and savings deposits	381	232
Certificates and other time deposits	459	140
Repurchase agreements and other borrowings	67	72
Total interest expense	907	444
Net interest income	5,568	5,696
Provision for (recovery of) loan losses	684	(96)
Net interest income after provision for (recovery of) loan losses	4,884	5,792

Noninterest income:
Trust income	347	414
Advisory and brokerage income	136	140
Royalty income	4	518
Customer service fees	181	247
Debit/credit card and ATM fees	157	187
Earnings/increase in value of bank owned life insurance	110	109
Fees on mortgage sales	30	36
Losses on sales of assets	-	(33)
Other	94	96
Total noninterest income	1,059	1,714

Noninterest expense:
Salaries and employee benefits	2,346	1,991
Net occupancy	479	480
Equipment	117	128
Data processing	316	252
Other	1,153	1,166
Total noninterest expense	4,411	4,017

Income before income taxes	1,532	3,489
Provision for income taxes	286	693
Net income	$1,246	$2,796
Net income per common share, basic *	$0.49	$1.10
Net income per common share, diluted *	$0.49	$1.09
Weighted average common shares outstanding, basic *	2,550,785	2,534,799
Weighted average common shares outstanding, diluted *	2,559,274	2,554,980

*	Share data for March 31, 2018 has been adjusted to reflect the 5% stock dividend effective April 13, 2018.

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	For the three months ended
	March 31, 2019	March 31, 2018
Net income	$1,246	$2,796

Other comprehensive income (loss)

Unrealized gains (losses) on securities, net of tax of $201 and ($197) for the three months ended March 31, 2019 and 2018	754	(743)

Total other comprehensive income (loss)	754	(743)

Total comprehensive income	$2,000	$2,053

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(Dollars in thousands, except per share data)
(Unaudited)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock *	Surplus *	Earnings	Income (Loss)	Total
Balance, December 31, 2017	$6,027	$22,038	$37,923	$(883)	65,105
Stock options exercised	16	128	-	-	144
Stock option expense	-	1	-	-	1
Stock dividend distributable *	301	4,673	(4,974)	-	-
Cash dividends declared ($0.19 per share)	-	-	(482)	-	(482)
Net income	-	-	2,796	-	2,796
Other comprehensive loss	-	-	-	(743)	(743)
Balance, March 31, 2018	$6,344	$26,840	$35,263	$(1,626)	$66,821

Balance, December 31, 2018	$6,359	$27,013	$38,647	$(1,277)	70,742
Stock options exercised	14	88	-	-	102
Stock option expense	-	24	-	-	24
Stock grants	27	397	-	-	424
Cash dividends declared ($0.30 per share)	-	-	(767)	-	(767)
Net income	-	-	1,246	-	1,246
Other comprehensive income	-	-	-	754	754
Balance, March 31, 2019	$6,400	$27,522	$39,126	$(523)	$72,525

*	Common stock and capital surplus as of March 31, 2018 includes the 5% stock dividend distributable effective April 13, 2018.

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the three months ended
	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,246	$2,796
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	684	(96)
Net amortization and accretion of securities	68	73
Net losses on sales of assets	-	33
Earnings on bank owned life insurance	(110)	(109)
Amortization of intangible assets	34	33
Depreciation and other amortization	260	280
Stock option expense	24	1
Stock grants	424	-
Net change in:
Accrued interest receivable and other assets	(219)	525
Accrued interest payable and other liabilities	302	670
Net cash provided by operating activities	2,713	4,206

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in restricted investments	(1)	(35)
Proceeds from maturities, calls and principal payments of available for sale securities	967	1,557
Net decrease in organic loans	6,754	2,380
Net decrease in purchased loans	1,406	1,683
Cash payment for wealth management book of business	(50)	(100)
Purchase of bank premises and equipment	(64)	(23)
Net cash provided by investing activities	9,012	5,462

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand deposits, NOW accounts, savings accounts and money market accounts	(37,261)	(13,453)
Net increase (decrease) in certificates of deposit and other time deposits	21,927	(4,667)
Net decrease in repurchase agreements	-	(5,388)
Net increase in other short term borrowings	-	2,778
Proceeds from stock options exercised	102	144
Cash dividends paid	(763)	(458)
Net cash used in financing activities	(15,995)	(21,044)
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(4,270)	$(11,376)

CASH AND CASH EQUIVALENTS:
Beginning of period	$18,874	$18,277
End of period	$14,604	$6,901

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$813	$427
Taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain (loss) on available for sale securities	$955	$(940)

Initial right-of-use assets obtained in exchange for new operating lease liabilities	$4,279	$-

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2019
Note 1. Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of Virginia National Bankshares Corporation (the “Company”), and its subsidiaries Virginia National Bank (the “Bank”) and Masonry Capital Management, LLC (“Masonry Capital”), a registered investment adviser. Effective July 1, 2018, VNBTrust, National Association (“VNBTrust”), formerly a subsidiary of the Bank, was merged into Virginia National Bank, and the Bank continued to offer investment management, wealth advisory and trust and estate administration services under the name of VNB Wealth Management, also referred to herein as “VNB Wealth.” All references herein to VNB Wealth Management or VNB Wealth refer to VNBTrust for periods prior to July 1, 2018. In 2019, the services offered by VNB Wealth are provided by Masonry Capital or by the Bank under VNB Trust & Estate Services or VNB Investment Services. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The preparation of financial statements in conformity with GAAP and the reporting guidelines prescribed by regulatory authorities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses (including impaired loans), other-than-temporary impairment of securities, intangible assets, and fair value measurements. Operating results for the three-month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2018. If needed, certain previously reported amounts have been reclassified to conform to current period presentation. No such reclassifications were significant.

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

Note 2. Securities

The amortized cost and fair values of securities available for sale as of March 31, 2019 and December 31, 2018 were as follows (dollars in thousands):

March 31, 2019	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$19,500	$-	$(273)	$19,227
Mortgage-backed securities/CMOs	24,900	-	(472)	24,428
Municipal bonds	17,574	118	(35)	17,657
Total Securities Available for Sale	$61,974	$118	$(780)	$61,312

December 31, 2018	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$19,500	$-	$(526)	$18,974
Mortgage-backed securities/CMOs	25,901	1	(839)	25,063
Municipal bonds	17,608	12	(265)	17,355
Total Securities Available for Sale	$63,009	$13	$(1,630)	$61,392

As of March 31, 2019, there were $49.1 million, or 40 issues of individual securities, in a loss position. These securities have an unrealized loss of $780 thousand and consisted of 25 mortgage-backed/CMOs, 8 municipal bonds, and 7 agency bonds. The following table summarizes all securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, at March 31, 2019 and December 31, 2018 (dollars in thousands):

March 31, 2019

	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$-	$-	$19,227	$(273)	$19,227	$(273)
Mortgage-backed/CMOs	308	(1)	24,120	(471)	24,428	(472)
Municipal bonds	-	-	5,448	(35)	5,448	(35)
	$308	$(1)	$48,795	$(779)	$49,103	$(780)

December 31, 2018
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$-	$-	$18,974	$(526)	$18,974	$(526)
Mortgage-backed/CMOs	-	-	24,657	(839)	24,657	(839)
Municipal bonds	4,983	(34)	10,722	(231)	15,705	(265)
	$4,983	$(34)	$54,353	$(1,596)	$59,336	$(1,630)

The Company’s securities portfolio is primarily made up of fixed rate bonds, the prices of which move inversely with interest rates. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality. Accordingly, as of March 31, 2019, management believes the impairments detailed in the table above are temporary, and no impairment loss has been realized in the Company’s consolidated income statement.

An “other-than-temporary impairment” (“OTTI”) is considered to exist if either of the following conditions are met: it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or the Company does not expect to recover the security’s entire amortized cost basis (even if the Company does not intend to sell). In the event that a security would suffer impairment for a reason that was “other than temporary,” the Company would be expected to write down the security’s value to its new fair value, and the amount of the write down would be included in earnings as a realized loss. As of March 31, 2019, management has concluded that none of its investment securities have an OTTI based upon the information available. Additionally, management has the ability to hold any security with an unrealized loss until maturity or until such time as the value of the security has recovered from its unrealized loss position.

Securities having carrying values of $5.0 million at March 31, 2019 were pledged as collateral to secure public deposits. At December 31, 2018, securities having carrying values of $18.0 million were similarly pledged.

For the three months ended March 31, 2019 and March 31, 2018, there were no sales of securities.

Restricted securities are securities with limited marketability and consist of stock in the Federal Reserve Bank of Richmond (“FRB”), the Federal Home Loan Bank of Atlanta (“FHLB”), and CBB Financial Corporation (“CBBFC”), the holding company for Community Bankers Bank. These restricted securities, totaling $1.7 million as of both March 31, 2019 and December 31, 2018 are carried at cost.

Note 3. Loans

The composition of the loan portfolio by loan classification at March 31, 2019 and December 31, 2018 appears below (dollars in thousands).

	March 31,	December 31,
	2019	2018
Commercial
Commercial and industrial - organic	$41,075	$41,526
Commercial and industrial - government guaranteed	32,286	31,367
Commercial and industrial - syndicated	12,118	12,134
Total commercial and industrial	85,479	85,027
Real estate construction and land
Residential construction	1,345	1,552
Commercial construction	3,439	5,078
Land and land development	10,515	10,894
Total construction and land	15,299	17,524
Real estate mortgages
1-4 family residential, first lien, investment	41,395	40,311
1-4 family residential, first lien, owner occupied	17,359	16,775
1-4 family residential, junior lien	2,852	3,169
1-4 family residential - purchased	18,563	18,647
Home equity lines of credit, first lien	8,279	8,325
Home equity lines of credit, junior lien	9,672	10,912
Farm	9,382	10,397
Multifamily	27,874	27,328
Commercial owner occupied	94,936	93,800
Commercial non-owner occupied	117,518	123,214
Total real estate mortgage	347,830	352,878
Consumer
Consumer revolving credit	23,245	21,540
Consumer all other credit	4,684	5,530
Student loans purchased	51,823	54,691
Total consumer	79,752	81,761
Total loans	528,360	537,190
Less: Allowance for loan losses	(4,905)	(4,891)
Net loans	$523,455	$532,299

The balances in the table above include unamortized premiums and net deferred loan costs and fees. As of both March 31, 2019, and December 31, 2018, unamortized premiums on loans purchased were $2.5 million. Net deferred loan costs (fees) totaled $99 thousand and $129 thousand as of March 31, 2019 and December 31, 2018, respectively.

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

Following is a breakdown by class of the loans classified as impaired loans as of March 31, 2019 and December 31, 2018. These loans are reported at their recorded investment, which is the carrying amount of the loan as reflected on the Company’s balance sheet, net of charge-offs and other amounts applied to reduce the net book balance. Average recorded investment in impaired loans is computed using an average of month-end balances for these loans for either the three months ended March 31, 2019 or the twelve months ended December 31, 2018. Interest income recognized is for the three months ended March 31, 2019 or the twelve months ended December 31, 2018. (Dollars below reported in thousands.)

March 31, 2019		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Land and land development	$30	$89	$-	$31	$-
1-4 family residential mortgages, first lien, owner occupied	77	124	-	79	-
1-4 family residential mortgages, junior lien	124	124		125	2
Commercial non-owner occupied real estate	915	915	-	919	12
Total impaired loans without a valuation allowance	1,146	1,252	-	1,154	14

Impaired loans with a valuation allowance
Student loans purchased	1,607	1,607	49	1,607	22
Total impaired loans with a valuation allowance	1,607	1,607	49	1,607	22
Total impaired loans	$2,753	$2,859	$49	$2,761	$36

December 31, 2018		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Land and land development	$32	$90	$-	$37	$-
1-4 family residential mortgages, first lien, owner occupied	82	127	-	90	-
1-4 family residential mortgages, junior lien	127	127		248	15
Commercial non-owner occupied real estate	923	923	-	947	51
Total impaired loans without a valuation allowance	1,164	1,267	-	1,322	66

Impaired loans with a valuation allowance
Student loans purchased	1,602	1,602	90	1,387	86
Total impaired loans with a valuation allowance	1,602	1,602	90	1,387	86
Total impaired loans	$2,766	$2,869	$90	$2,709	$152

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

	March 31, 2019	December 31, 2018
Land and land development	$30	$32
1-4 family residential mortgages, first lien, owner occupied	77	82
Student loans purchased	445	445
Commercial and industrial - organic	-	56
Total nonaccrual loans	$552	$615

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

Based on regulatory guidance on Student Lending, the Company has classified 62 of its student loans purchased as TDRs for a total of $1.2 million as of March 31, 2019. These borrowers that should have been in repayment have requested and been granted payment extensions or reductions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered restructurings. Student loan borrowers are allowed in-school deferments, plus an automatic six-month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance. Initially, all student loans were fully insured by a surety bond, and the Company did not expect to experience a loss on these loans. Based on the loss of insurance after July 27, 2018 due to the insolvency of the insurer, management has evaluated these loans individually for impairment and included any potential loss in the allowance for loan losses; interest continues to accrue on these TDRs during any deferment and forbearance periods.

The following provides a summary, by class, of TDRs that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and TDRs that have been placed in non-accrual status, which are considered to be nonperforming (dollars in thousands).

Troubled debt restructurings (TDRs)	March 31, 2019		December 31, 2018
	No. of	Recorded	No. of	Recorded
	Loans	Investment	Loans	Investment
Performing TDRs
1-4 family residential mortgages, junior lien	1	$124	1	$127
Commercial non-owner occupied real estate	1	915	1	923
Student loans purchased	63	1,162	65	1,157
Total performing TDRs	65	$2,201	67	$2,207

Nonperforming TDRs
Student loans purchased	1	$4	1	$4
Land and land development	1	17	1	19
Total nonperforming TDRs	2	$21	2	$23
Total TDRs	67	$2,222	69	$2,230

A summary of loans shown above that were modified under the terms of a TDR during the three months ended March 31, 2019 and 2018 is shown below by class (dollars in thousands). The Post-Modification Recorded Balance reflects the period end balances, inclusive of any interest capitalized to principal, partial principal paydowns, and principal charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

	For three months ended			For three months ended
		March 31, 2019			March 31, 2018
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Balance	Balance	of Loans	Balance	Balance
Student loans purchased	2	$55	$55	3	$79	$79
Total loans modified during the period	2	$55	$55	3	$79	$79

During the three months ended March 31, 2019, there were no loans modified as TDRs that subsequently defaulted which had been modified as TDRs during the twelve months prior to default. There was one loan modified as a TDR that subsequently defaulted during the year ending December 31, 2018 which had been modified as a TDR during the twelve months prior to default. This student loan had a balance of $33 thousand prior to being charged off.

There were no loans secured by 1-4 family residential property that were in the process of foreclosure at either March 31, 2019 or December 31, 2018.

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

The following represents the loan portfolio designated by the internal risk ratings assigned to each credit as of March 31, 2019 and December 31, 2018 (dollars in thousands). There were no loans rated “Doubtful” as of either period.

					Special	Sub-
March 31, 2019	Excellent	Good	Pass	Watch	Mention	standard	TOTAL
Commercial
Commercial and industrial - organic	$3,072	$21,578	$15,965	$164	$39	$257	$41,075
Commercial and industrial - government guaranteed	32,286	-	-	-	-	-	32,286
Commercial and industrial - syndicated	-	-	9,579	-	-	2,539	12,118
Real estate construction
Residential construction	-	-	1,345	-	-	-	1,345
Commercial construction	-	-	3,439	-	-	-	3,439
Land and land development	-	-	9,531	493	-	491	10,515
Real estate mortgages
1-4 family residential, first lien, investment	-	-	37,439	3,572	115	269	41,395
1-4 family residential, first lien, owner occupied	-	-	16,147	1,070	10	132	17,359
1-4 family residential, junior lien	-	-	2,272	56	21	503	2,852
1-4 family residential, first lien - purchased	-	-	18,563	-	-	-	18,563
Home equity lines of credit, first lien	-	-	7,501	439	-	339	8,279
Home equity lines of credit, junior lien	-	-	9,465	96	-	111	9,672
Farm	-	-	7,721	332	-	1,329	9,382
Multifamily	-	-	27,874	-	-	-	27,874
Commercial owner occupied	-	-	87,991	6,945	-	-	94,936
Commercial non-owner occupied	-	-	115,043	1,503	-	972	117,518
Consumer
Consumer revolving credit	54	22,554	637	-	-	-	23,245
Consumer all other credit	246	3,880	527	3	-	28	4,684
Student loans purchased	-	-	49,520	2,082	140	81	51,823
Total Loans	$35,658	$48,012	$420,559	$16,755	$325	$7,051	$528,360

					Special	Sub-
December 31, 2018	Excellent	Good	Pass	Watch	Mention	standard	TOTAL
Commercial
Commercial and industrial - organic	$3,692	$23,381	$13,993	$264	$28	$168	$41,526
Commercial and industrial - government guaranteed	31,367	-	-	-	-	-	31,367
Commercial and industrial - syndicated	-	-	9,588	-	-	2,546	12,134
Real estate construction
Residential construction	-	-	1,552	-	-	-	1,552
Commercial construction	-	-	5,078	-	-	-	5,078
Land and land development	-	-	9,888	501	-	505	10,894
Real estate mortgages
1-4 family residential, first lien, investment	-	-	36,314	3,607	117	273	40,311
1-4 family residential, first lien, owner occupied	-	-	15,540	1,087	11	137	16,775
1-4 family residential, junior lien	-	-	2,573	58	22	516	3,169
1-4 family residential, first lien - purchased	-	-	18,647	-	-	-	18,647
Home equity lines of credit, first lien	-	-	7,911	414	-	-	8,325
Home equity lines of credit, junior lien	-	-	10,704	97	-	111	10,912
Farm	-	-	8,719	339	-	1,339	10,397
Multifamily	-	-	27,328	-	-	-	27,328
Commercial owner occupied	-	-	86,868	6,932	-	-	93,800
Commercial non-owner occupied	-	-	120,720	1,519	-	975	123,214
Consumer
Consumer revolving credit	44	20,852	644	-	-	-	21,540
Consumer all other credit	263	4,699	535	4	-	29	5,530
Student loans purchased	-	-	51,494	2,401	431	365	54,691
Total Loans	$35,366	$48,932	$428,096	$17,223	$609	$6,964	$537,190

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

Impaired loans are individually evaluated and, if deemed appropriate, a specific allocation is made for these loans. In reviewing the loans classified as impaired loans totaling $2.8 million at March 31, 2019, specific valuation allowance was recognized after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the borrower. The $49 thousand in the allowance total shown below as individually evaluated for impairment was attributed to the impaired student loans which required an allowance as of March 31, 2019 due to the loss of the insurance on this portfolio as discussed previously.

A summary of the transactions in the Allowance for Loan Losses by loan portfolio segment for the three months ended March 31, 2019 and the year ended December 31, 2018 appears below (dollars in thousands):

Allowance for Loan Losses Rollforward by Portfolio Segment
As of and for the period ended March 31, 2019

		Real Estate
	Commercial	Construction	Real Estate	Consumer
	Loans	and Land	Mortgages	Loans	Total
Allowance for Loan Losses:
Balance as of January 1, 2019	$811	$119	$2,611	$1,350	$4,891
Charge-offs	-	-	-	(709)	(709)
Recoveries	18	-	-	21	39
Provision for (recovery of) loan losses	59	(17)	(42)	684	684
Ending Balance	$888	$102	$2,569	$1,346	$4,905

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$49	$49
Collectively evaluated for impairment	888	102	2,569	1,297	4,856

Loans:
Individually evaluated for impairment	$-	$30	$1,116	$1,607	$2,753
Collectively evaluated for impairment	85,479	15,269	346,714	78,145	525,607
Ending Balance	$85,479	$15,299	$347,830	$79,752	$528,360

As of and for the year ended December 31, 2018

		Real Estate
	Commercial	Construction	Real Estate	Consumer
	Loans	and Land	Mortgages	Loans	Total
Allowance for Loan Losses:
Balance as of January 1, 2018	$885	$206	$2,730	$222	$4,043
Charge-offs	(75)	-	-	(1,022)	(1,097)
Recoveries	54	-	2	16	72
Provision for (recovery of) loan losses	(53)	(87)	(121)	2,134	1,873
Ending Balance	$811	$119	$2,611	$1,350	$4,891

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$90	$90
Collectively evaluated for impairment	811	119	2,611	1,260	4,801

Loans:
Individually evaluated for impairment	$-	$32	$1,132	$1,602	$2,766
Collectively evaluated for impairment	85,027	17,492	351,746	80,159	534,424
Ending Balance	$85,027	$17,524	$352,878	$81,761	$537,190

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

The following tables show the aging of past due loans as of March 31, 2019 and December 31, 2018. (Dollars below reported in thousands.)

Past Due Aging as of							90 Days
March 31, 2019	30-59	60-89	90 Days or				Past Due
	Days Past	Days Past	More Past	Total Past		Total	and Still
	Due	Due	Due	Due	Current	Loans	Accruing
Commercial loans
Commercial and industrial - organic	$-	$-	$-	$-	$41,075	$41,075	$-
Commercial and industrial - government guaranteed	-	-	548	548	31,738	32,286	548
Commercial and industrial - syndicated	-	-	-	-	12,118	12,118	-
Real estate construction and land
Residential construction	-	-	-	-	1,345	1,345	-
Commercial construction	-	-	-	-	3,439	3,439	-
Land and land development	-	-	-	-	10,515	10,515	-
Real estate mortgages
1-4 family residential, first lien, investment	-	-	-	-	41,395	41,395	-
1-4 family residential, first lien, owner occupied	-	-	-	-	17,359	17,359	-
1-4 family residential, junior lien	-	-	-	-	2,852	2,852	-
1-4 family residential - purchased	.	-	-	-	18,563	18,563	-
Home equity lines of credit, first lien	-	-	-	-	8,279	8,279	-
Home equity lines of credit, junior lien	-	-	-	-	9,672	9,672	-
Farm	-	-	-	-	9,382	9,382	-
Multifamily	-	-	-	-	27,874	27,874	-
Commercial owner occupied	-	-	-	-	94,936	94,936	-
Commercial non-owner occupied	-	-	-	-	117,518	117,518	-
Consumer loans
Consumer revolving credit	-	-	-	-	23,245	23,245	-
Consumer all other credit	44	-	-	44	4,640	4,684	-
Student loans purchased	477	140	486	1,103	50,720	51,823	81
Total Loans	$521	$140	$1,034	$1,695	$526,665	$528,360	$629

Past Due Aging as of							90 Days
December 31, 2018	30-59	60-89	90 Days or				Past Due
	Days Past	Days Past	More Past	Total Past		Total	and Still
	Due	Due	Due	Due	Current	Loans	Accruing
Commercial loans
Commercial and industrial - organic	$50	$172	$-	$222	$41,304	$41,526	$-
Commercial and industrial - government guaranteed	-	-	548	548	30,819	31,367	548
Commercial and industrial - syndicated	-	-	-	-	12,134	12,134	-
Real estate construction and land
Residential construction	-	-	-	-	1,552	1,552	-
Commercial construction	-	-	-	-	5,078	5,078	-
Land and land development	1	-	15	16	10,878	10,894	15
Real estate mortgages
1-4 family residential, first lien, investment	-	-	-	-	40,311	40,311	-
1-4 family residential, first lien, owner occupied	-	-	-	-	16,775	16,775	-
1-4 family residential, junior lien	-	-	-	-	3,169	3,169	-
1-4 family residential - purchased	954	-	-	954	17,693	18,647	-
Home equity lines of credit, first lien	-	-	-	-	8,325	8,325	-
Home equity lines of credit, junior lien	-	-	-	-	10,912	10,912	-
Farm	-	-	-	-	10,397	10,397	-
Multifamily	-	-	-	-	27,328	27,328	-
Commercial owner occupied	-	-	-	-	93,800	93,800	-
Commercial non-owner occupied	75	-	-	75	123,139	123,214	-
Consumer loans
Consumer revolving credit	-	-	-	-	21,540	21,540	-
Consumer all other credit	4	599	-	603	4,927	5,530	-
Student loans purchased	850	463	754	2,067	52,624	54,691	332
Total Loans	$1,934	$1,234	$1,317	$4,485	$532,705	$537,190	$895

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

For the following table, share and per share data have been adjusted to reflect the 5% Stock Dividend. The table shows the weighted average number of shares used in computing net income per common share and the effect on the weighted average number of shares of diluted potential common stock for the three months ended March 31, 2019 and 2018. Potential dilutive common stock equivalents have no effect on net income available to common shareholders. (Dollars below reported in thousands except per share data.)

Three Months Ended	March 31, 2019			March 31, 2018
		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic net income per share	$1,246	2,550,785	$0.49	$2,796	2,534,799	$1.10
Effect of dilutive stock options	-	8,489	0.00	-	20,181	(0.01)
Diluted net income per share	$1,246	2,559,274	$0.49	$2,796	2,554,980	$1.09

For the three-month period ended March 31, 2019, there were 62,750 option shares considered anti-dilutive and excluded from this calculation. For the three-month period ended March 31, 2018, there were no shares considered anti-dilutive and excluded from this calculation.

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

A summary of the shares issued and available under each of the Plans is shown below as of March 31, 2019. Share data and exercise price range per share have been adjusted to reflect the 5% Stock Dividend. Although the 2005 Plan has expired and no new grants will be issued under this plan, there were options issued before the plan expired which are still outstanding as shown below.

	2005 Plan	2014 Plan
Aggregate shares issuable	241,500	262,500
Options or shares issued, net of forfeited and expired options	(57,019)	(75,843)
Cancelled due to Plan expiration	(184,481)	-
Remaining available for grant	-	186,657

Grants issued and outstanding:
Total vested and unvested shares	1,313	63,800
Fully vested shares	1,313	-
Exercise price range	$14.37 to	$28.76 to
	$14.37	$44.75

The Company accounts for all of its stock incentive plans under recognition and measurement accounting principles which require that the compensation cost relating to stock-based payment transactions be recognized in the financial statements. Stock-based compensation arrangements include stock options and restricted stock. All stock-based payments to employees are required to be valued at a fair value on the date of grant and expensed based on that fair value over the applicable vesting period. For the three months ended March 31, 2019 and 2018, the Company recognized $24 thousand and $1 thousand, respectively, in compensation expense for stock options. As of March 31, 2019, there was $382 thousand in unrecognized compensation expense remaining to be recognized in future reporting periods through 2023.

Stock Options

Changes in the stock options outstanding related to all of the Plans are summarized below. Share and per share data have been adjusted to reflect the 5% Stock Dividend. (Dollars in thousands except per share data):

	March 31, 2019
		Weighted Average	Aggregate
	Number of Options	Exercise Price	Intrinsic Value
Outstanding at January 1, 2019	82,481	$38.02	$327
Issued	-	-
Exercised	(5,693)	17.90
Expired	(11,675)	17.39
Outstanding at March 31, 2019	65,113	$43.48	$42

Options exercisable at March 31, 2019	1,313	$14.37	$32

The fair value of any grant is estimated at the grant date using the Black-Scholes pricing model. There were no stock option grants during the first three months of 2019. During 2018, stock option grants for 62,750 shares were issued.

Summary information pertaining to options outstanding at March 31, 2019 is shown below. Share and per share data have been adjusted to reflect the 5% Stock Dividend.

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
	Number of	Average	Average	Number of	Average
	Options	Remaining	Exercise	Options	Exercise
Exercise Price	Outstanding	Contractual Life	Price	Exercisable	Price
$11.18 to $20.00	1,313	3.9 Years	$14.37	1,313	$14.37
$20.01 to $30.00	1,050	8.0 Years	28.76	0	-
$30.01 to $40.00	-	-	-	0	-
$40.01 to $44.75	62,750	9.1 Years	44.34	0	-
Total	65,113	9.0 Years	$43.48	1,313	$14.37

There was an intrinsic value of $120,000 for the options exercised during the three months ended March 31, 2019.

Stock Grants

On February 20, 2019, a total of 10,993 shares of stock were granted to non-employee directors and certain members of executive management for services to be provided during the year ending December 31, 2019. Based on the market price on February 20, 2019 of $38.65, the total expense for these shares will be $424 thousand which will be expensed over the twelve months of 2019 as those services are provided. As of March 31, 2019, $106 thousand of this total has been realized in stock grant expense.

Note 7. Fair Value Measurements

Determination of Fair Value

The Company follows ASC 820, “Fair Value Measurements and Disclosures,” to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. This codification clarifies that the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

The following tables present the balances measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (dollars in thousands):

		Fair Value Measurements at March 31, 2019 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$19,227	$-	$19,227	$-
Mortgage-backed securities/CMOs	24,428	-	24,428	-
Municipal bonds	17,657	-	17,657	-
Total securities available for sale	$61,312	$-	$61,312	$-

		Fair Value Measurements at December 31, 2018 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$18,974	$-	$18,974	$-
Mortgage-backed securities/CMOs	25,063	-	25,063	-
Municipal bonds	17,355	-	17,355	-
Total securities available for sale	$61,392	$-	$61,392	$-

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

Other Real Estate Owned

Other real estate owned (“OREO”) is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the Allowance for Loan Losses. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the Consolidated Statements of Income. As of March 31, 2019 and December 31, 2018, the Company had no OREO property.

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

Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. The Company had impaired loans of $2.8 million as of March 31, 2019 and December 31, 2018. The impaired loans as of March 31, 2019 and December 31, 2018 requiring a valuation allowance are shown in the table below.

The following table presents the balances, less associated allowance, measured at fair value on a nonrecurring basis as of March 31, 2019 and December 31, 2018 (dollars in thousands):

Fair Value Measurements at March 31, 2019 Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans
Student loans purchased	1,558	-	-	1,558
Total impaired loans	$1,558	$-	$-	$1,558

Fair Value Measurements at December 31, 2018 Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans
Student loans purchased	1,512	-	-	1,512
Total impaired loans	$1,512	$-	$-	$1,512

ASC 825, “Financial Instruments,” requires disclosures about fair value of financial instruments for interim periods and excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The company uses the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The carrying values and estimated fair values of the Company's financial instruments as of March 31, 2019 and December 31, 2018 are as follows (dollars in thousands):

		Fair Value Measurement at March 31, 2019 using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$14,604	$14,604	$-	$-	$14,604
Available for sale securities	61,312	-	61,312	-	61,312
Loans, net	523,455	-	-	506,505	506,505
Bank owned life insurance	16,900	-	16,900	-	16,900
Accrued interest receivable	2,239	-	355	1,884	2,239

Liabilities
Demand deposits and interest-bearing transaction, money market, and savings accounts	$426,741	$-	$426,741	$-	$426,741
Certificates of deposit	130,458	-	130,340	-	130,340
Accrued interest payable	337	-	337	-	337

		Fair Value Measurement at December 31, 2018 using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$18,874	$18,874	$-	$-	$18,874
Available for sale securities	61,392	-	61,392	-	61,392
Loans, net	532,299	-	-	514,917	514,917
Bank owned life insurance	16,790	-	16,790	-	16,790
Accrued interest receivable	2,100	-	342	1,758	2,100

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$464,002	$-	$464,002	$-	$464,002
Certificates of deposit	108,531	-	108,323	-	108,323
Accrued interest payable	243	-	243	-	243

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

Note 8. Other Comprehensive Income

A component of the Company’s other comprehensive income, in addition to net income from operations, is the recognition of the unrealized gains and losses on available for sale securities, net of income taxes. Reclassifications of realized gains and losses on available for sale securities are reported in the income statement as “Gains (losses) on sales of securities” with the corresponding income tax effect reflected as a component of income tax expense. As there were no sales of securities in the three months ended March 31, 2019 and 2018, there were no amounts reclassified out of accumulated other comprehensive income during these periods.

Note 9. Segment Reporting

Beginning in 2019, the Company has four reportable segments. Each reportable segment is a strategic business unit that offers different products and services. They are managed separately, because each segment appeals to different markets and, accordingly, require different technology and marketing strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies provided earlier in this report.

The four reportable segments are:

●	Bank - The commercial banking segment involves making loans and generating deposits from individuals, businesses and charitable organizations. Loan fee income, service charges from deposit accounts, and other noninterest-related fees, such as fees for debit cards and ATM usage and fees for treasury management services, generate additional income for the Bank segment.

●	VNB Investment Services - VNB Investment Services offers wealth management and investment advisory services. Revenue for this segment is generated primarily from investment advisory and financial planning fees, with a small and decreasing portion attributable to brokerage commissions.

●	VNB Trust & Estate Services – VNB Trust & Estate Services offers corporate trustee services, trust and estate administration, IRA administration and custody services. Revenue for this segment is generated from administration, service and custody fees. Investment management services currently are offered through third-parties. In addition, royalty income, in the form of fixed and incentive fees, from the sale of Swift Run Capital Management, LLC in 2013 is reported as income of VNB Trust & Estate Services. More information on royalty income and the related sale can be found under Summary of Significant Accounting Policies in Note 1 of the notes to consolidated financial statements, which is found in Item 8. Financial Statements and Supplementary Data, in the Company’s Form 10-K Report for December 31, 2018.

●	Masonry Capital - Masonry Capital offers investment management services for separately managed accounts and a private investment fund employing a value-based, catalyst-driven investment strategy. Revenue for this segment is generated from management fees which are derived from Assets Under Management and incentive income which is based on the investment returns generated on performance-based Assets Under Management.

A management fee for administrative and technology support services provided by the Bank is allocated to the other three lines of business previously combined under VNB Wealth. For both the three months ended March 31, 2019 and 2018, management fees totaling $25 thousand were charged by the Bank and eliminated in consolidated totals.

Segment information for the three months ended March 31, 2019 and 2018 is shown in the following tables (dollars in thousands).

			VNB	VNB Trust &
			Investment	Estate	Masonry
Three months ended March 31, 2019		Bank	Services	Services	Capital	Consolidated
Net interest income		$5,568	$-	$-	$-	$5,568
Provision for loan losses		684	-	-	-	684
Noninterest income		573	136	346	4	1,059
Noninterest expense		3,799	136	307	169	4,411
Income before income taxes		1,658	-	39	(165)	1,532
Provision for income taxes		312	-	8	(34)	286
Net income		$1,346	$-	$31	$(131)	$1,246
Total assets		$635,668	NR*	NR*	$132	$635,800

	*	Not reportable. Asset information is not reported for these segments, as the assets previously allocated to VNB Wealth are reported at the Bank level subsequent to the merger of VNBTrust into the Bank effective July 1, 2018; also, assets specifically allocated to these VNB Wealth lines of business are insignificant and are no longer provided to the chief operating decision maker.

Prior to January 1, 2019, Virginia National Bankshares Corporation had two reportable segments, the Bank and VNB Wealth.

		VNB
Three months ended March 31, 2018	Bank	Wealth	Consolidated
Net interest income	$5,662	$34	$5,696
Provision for loan losses	(96)	-	(96)
Noninterest income	642	1,072	1,714
Noninterest expense	3,491	526	4,017
Income before income taxes	2,909	580	3,489
Provision for income taxes	571	122	693
Net income	$2,338	$458	$2,796
Total assets	$615,143	$10,330	$625,473

Note 10. Leases

On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. The Company elected the prospective application approach provided by ASU 2018-11 and did not adjust prior periods for ASC 842. The Company also elected certain practical expedients within the standard and consistent with such elections did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases, and did not reassess any initial direct costs for existing leases. Lease payments for short-term leases are recognized as lease expense on a straight-line basis over the lease term. Payments for leases with terms longer than twelve months are included in the determination of the lease liability.

The implementation of the new standard resulted in recognition of a right-of-use asset and lease liability of $4.3 million at the date of adoption, which is related to the Company’s lease of premises used in operations. The right-of-use asset and lease liability are included in other assets and other liabilities, respectively, in the Consolidated Balance Sheets.

Lease liabilities represent the Company’s obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows. Cash flows are discounted at the Company’s incremental borrowing rate in effect at the commencement date of the lease for a term similar to the length of the lease, including any probable renewal options available. Right-of-use assets represent the Company’s right to use the underlying asset for the lease term and are calculated as the sum of the lease liability and if applicable, prepaid rent, initial direct costs and any incentives received from the lessor.

Each of the Company’s long-term lease agreements are classified as operating leases. Certain of these leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably assured of being exercised. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The following tables present information about the Company’s leases (dollars in thousands):

March 31, 2019
Lease liability	$4,113
Right-of-use asset	$4,105
Weighted average remaining lease term	5.73 years
Weighted average discount rate	2.82%

	Three Months Ended March 31,
Lease Expense	2019	2018
Operating lease expense	$204	NR*
Short-term lease expense	36	NR*
Total lease expense	$240	$225
Cash paid for amounts included in lease liabilities	$196	NR*

*	Not reportable

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Undiscounted Cash Flow	March 31, 2019
Nine months ending December 31, 2019	$592
Twelve months ending December 31, 2020	799
Twelve months ending December 31, 2021	807
Twelve months ending December 31, 2022	767
Twelve months ending December 31, 2023	680
Twelve months ending December 31, 2024	469
Thereafter	359
Total undiscounted cash flows	$4,473
Less: Discount	(360)
Lease liability	$4,113

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Virginia National Bankshares Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2018, included in the Company’s 2018 Form 10-K. Per share data for March 31, 2018 has been adjusted to reflect the 5% Stock Dividend effective April 13, 2018 (the “5% Stock Dividend”). Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results for the year ending December 31, 2019 or any future period.

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

For additional information regarding critical accounting policies, refer to the Application of Critical Accounting Policies and Critical Accounting Estimates section under Item 7 in the Company’s 2018 Form 10-K. There have been no significant changes in the Company’s application of critical accounting policies since December 31, 2018.

FINANCIAL CONDITION

Total assets

The total assets of the Company as of March 31, 2019 were $635.8 million. This is a $9.0 million decrease from the $644.8 million total assets reported at December 31, 2018 and a $10.3 million increase from the $625.5 million reported at March 31, 2018. An $8.8 million decrease in loans since December 31, 2018 was the major reason for the decrease in assets since year-end.

Federal funds sold

The Company had overnight federal funds sold of $3.6 million as of March 31, 2019, compared to $7.1 million as of December 31, 2018; the Company had no fed funds sold as of March 31, 2018. Any excess funds are sold on a daily basis in the federal funds market. The Company intends to maintain sufficient liquidity at all times to meet its funding commitments.

The Company continues to participate in the Federal Reserve Bank of Richmond’s Excess Balance Account (“EBA”). The EBA is a limited-purpose account at the Federal Reserve Bank for the maintenance of excess cash balances held by financial institutions. The EBA eliminates the potential of concentration risk that comes with depositing excess balances with one or multiple correspondent banks.

Securities

The Company’s investment securities portfolio as of March 31, 2019 totaled $63.0 million, a decrease of $100 thousand compared with the $63.1 million reported at December 31, 2018 and a decrease of $4.2 million from the $67.2 million reported at March 31, 2018. Management proactively manages the mix of earning assets and cost of funds to maximize the earning capacity of the Company. At March 31, 2019 and March 31, 2018, the investment securities holdings represented 9.9% and 10.8% of the Company’s total assets, respectively.

The Company’s investment securities portfolio included restricted securities totaling $1.7 million as of March 31, 2019 and December 31, 2018, compared to $2.3 million as of March 31, 2018. These securities represent stock in the Federal Reserve Bank of Richmond (“FRB-R”), the Federal Home Loan Bank of Atlanta (“FHLB-A”), and CBB Financial Corporation (“CBBFC”), the holding company for Community Bankers Bank. The level of FRB-R and FHLB-A stock that the Company is required to hold is determined in accordance with membership guidelines provided by the Federal Reserve Bank Board of Governors or the Federal Home Loan Bank of Atlanta. The decrease compared to March 31, 2018 was due to the decrease in the Company’s short-term borrowing initiated with the FHLB-A from the first quarter of 2018 to the first quarter of 2019. Stock ownership in the bank holding company for Community Bankers’ Bank provides the Bank with several benefits that are not available to non-shareholder correspondent banks. None of these restricted securities are traded on the open market and can only be redeemed by the respective issuer.

At March 31, 2019, the unrestricted securities portfolio totaled $61.3 million. The following table summarizes the Company's available for sale securities by type as of March 31, 2019, December 31, 2018, and March 31, 2018 (dollars in thousands):

	March 31, 2019		December 31, 2018		March 31, 2018
		Percent		Percent		Percent
	Balance	of Total	Balance	of Total	Balance	of Total
U.S. Government agencies	$19,227	31.4%	$18,974	30.9%	$18,784	28.9%
Mortgage-backed securities/CMOs	24,428	39.8%	25,063	40.8%	28,408	43.8%
Municipal bonds	17,657	28.8%	17,355	28.3%	17,738	27.3%
Total available for sale securities	$61,312	100.0%	$61,392	100.0%	$64,930	100.0%

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

Loan portfolio

A management objective is to grow loan balances while maintaining the asset quality of the loan portfolio. The Company seeks to achieve this objective by maintaining rigorous underwriting standards coupled with regular evaluation of the creditworthiness of, and the designation of lending limits for, each borrower. The portfolio strategies include seeking industry, loan size, and loan type diversification in order to minimize credit exposure and originating loans in markets with which the Company is familiar. The predominant market area for loans includes Charlottesville, Albemarle County, Orange County, Harrisonburg, Winchester, Frederick County, Richmond and areas in the Commonwealth of Virginia that are within a 75 mile radius of any Virginia National Bank office.

As of March 31, 2019, total loans were $528.4 million, compared to $537.2 million as of December 31, 2018 and $524.7 million at March 31, 2018. Loans as a percentage of total assets at March 31, 2019 were 83.1%, compared to 83.9% as of March 31, 2018. Loans as a percentage of deposits at March 31, 2019 were 94.8%, compared to 100.0% as of March 31, 2018. This consistently high loan-to-deposit ratio is in line with our strategy to achieve an effective mix of earning assets and liabilities on our balance sheet.

The following table summarizes the Company's loan portfolio by type of loan as of March 31, 2019, December 31, 2018, and March 31, 2018 (dollars in thousands):

	March 31, 2019		December 31, 2018		March 31, 2018
		Percent		Percent		Percent
	Balance	of Total	Balance	of Total	Balance	of Total
Commercial and industrial	$85,479	16.2%	$85,027	15.8%	$81,292	15.5%
Real estate - commercial	249,710	47.3%	254,739	47.4%	233,151	44.4%
Real estate - residential mortgage	98,120	18.6%	98,139	18.3%	92,739	17.7%
Real estate - construction	15,299	2.8%	17,524	3.3%	26,566	5.1%
Consumer loans	79,752	15.1%	81,761	15.2%	90,981	17.3%
Total loans	$528,360	100.0%	$537,190	100.0%	$524,729	100.0%

Loan balances declined $8.8 million, or 1.6%, since December 31, 2018 yet expanded $3.6 million, or 0.7%, from March 31, 2018. Over the one-year period, the loan growth was comprised of $48.8 million in new funding from organic loan growth, which was offset by $60.9 million in payoffs and normal amortization, supplemented by $15.7 million in net growth in purchased loans. The purchase of loans is considered a secondary strategy, which allows the Company to supplement organic loan growth and enhance earnings. Purchased loans with balances outstanding of $114.8 million as of March 31, 2019 were comprised of:

●	Student loans totaling $51.8 million. The Company purchased two student loan packages in 2015 and a third in the fourth quarter of 2016. A fourth tranche was closed in December 2017 for an additional $15.0 million. Along with the purchase of these four packages of student loans, the Company purchased surety bonds to fully insure this portion of the Company’s consumer portfolio. However, during June 2018, ReliaMax Surety, the insurance company which issued the surety bonds, was placed into liquidation due to insolvency. Loss claims were filed for loans in default as of July 27, 2018, when the surety bonds were terminated, and the Company anticipates payment on such claims. No surety claims may be filed for student loans in default after July 27, 2018.

●	Loans guaranteed by a U.S. government agency (“government guaranteed”) totaling $32.3 million, inclusive of premium. During the fourth quarter of 2016, the Company began augmenting the commercial and industrial portfolio with government guaranteed loans which represent the portion of loans that are 100% guaranteed by either the United States Department of Agriculture (“USDA”) or the Small Business Administration (“SBA”); the originating institution holds the unguaranteed portion of each loan and services it. These government guaranteed portion of loans are typically purchased at a premium. In the event of early prepayment, the Company may need to write off any unamortized premium.

●	Syndicated loans totaling $12.1 million. Syndicated loans represent shared national credits in leveraged lending transactions and are included in the commercial and industrial portfolio. The Company has developed policies to limit overall credit exposure to the syndicated market, as well as limits by industry and amount per borrower.

●	Mortgage loans totaling $18.6 million. In the fourth quarter of 2018, the Company purchased a package of 1-to-4 family residential mortgages. Each of the 42 adjustable rate loans purchased were individually underwritten by the Company prior to the closing of the purchase. The collateral on these loans is located primarily on the East Coast of the United States.

Management will continue to evaluate loan purchase transactions as needed to supplement organic loan growth, as part of its strategy to strengthen earnings and attain an effective mix of earning assets.

Loan quality

Non-accrual loans totaled $552 thousand at March 31, 2019, compared to the $615 thousand and $171 thousand reported at December 31, 2018 and March 31, 2018, respectively. The balance of loans in non-accrual status increased as a result of $445 thousand in student loans classified as non-accrual during the second and third quarters of 2018 based on the loss of insurance on these loans. The Company has filed claims with the liquidator of ReliaMax Surety, which issued surety bonds on the student loan portfolio, for these non-accrual loans. Based on information released by the liquidator, the Company expects to collect the principal balances outstanding on such loans, which were 120 or more days past due as of July 27, 2018, together with interest outstanding as of that date. Student loans that become 120 days or more past due after July 27, 2018 are classified as charge-offs. The Company has contracted with a third party to proactively manage the collections of past due student loans; this third party has extensive experience and specializes in this type of asset management.

At March 31, 2019 and December 31, 2018, the Company had loans classified as impaired loans in the amount of $2.8 million, compared to $2.6 million at March 31, 2018. Based on regulatory guidance on Student Lending, the Company has classified 64 of its purchased student loans as TDRs for a total of $1.2 million as of March 31, 2019. These borrowers that should have been in repayment have requested and been granted payment extensions or reductions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered restructurings. Student loan borrowers are allowed in-school deferments, plus an automatic six-month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance. Management has evaluated these loans individually for impairment and included any potential loss in the allowance for loan loss; interest continues to accrue on these TDRs during any deferment and forbearance periods.

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

The relationship of the allowance for loan losses to total loans at March 31, 2019, December 31, 2018, and March 31, 2018 appears below (dollars in thousands):

	March 31, 2019	December 31, 2018	March 31, 2018
Loans held for investment at period-end	$528,360	$537,190	$524,729
Allowance for loan losses	$4,905	$4,891	$3,955
Allowance as a percent of period-end loans	0.93%	0.91%	0.75%

A provision for loan losses totaling $684 thousand was recorded in the first quarter of 2019; a recovery of loan losses of $96 thousand was recorded for the first quarter of 2018. The following is a summary of the changes in the allowance for loan losses for the three months ended March 31, 2019 and March 31, 2018 (dollars in thousands):

	2019	2018
Allowance for loan losses, January 1	$4,891	$4,043
Charge-offs	(709)	(1)
Recoveries	39	9
Provision for (recovery of) loan losses	684	(96)
Allowance for loan losses, March 31	$4,905	$3,955

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

Management reviews the Allowance for Loan Losses on a quarterly basis to ensure it is adequate based upon the calculated potential losses inherent in the portfolio. Management believes the allowance for loan losses was adequately provided for as of March 31, 2019.

Premises and equipment

The Company’s premises and equipment, net of depreciation, as of March 31, 2019 totaled $6.8 million compared to $7.0 million as of December 31, 2018 and March 31, 2018, respectively. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method based on the estimated useful lives of assets. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, assets and related accumulated depreciation are removed from the books, and any resulting gain or loss is charged to income.

As of March 31, 2019, the Company and its subsidiaries occupied five full-service banking facilities in the cities of Charlottesville and Winchester, as well as the county of Albemarle in Virginia. VNB Trust & Estate Services’ main office is located at 112 Third Street, SE, Charlottesville, Virginia. The Company also operates a drive-through location at 301 East Water Street, Charlottesville, Virginia. The Bank closed its Orange, Virginia office effective April 13, 2018; expanded messenger service continues to be available to the customers within and surrounding Orange, Virginia.

The multi-story office building at 404 People Place, Charlottesville, Virginia, located in Albemarle County, also serves as the Company’s corporate headquarters and operations center, as well as the principal offices of VNB Investment Services and Masonry Capital.

Both the Arlington Boulevard facility in Charlottesville and the People Place facility also contain office space that is currently under lease to tenants.

Leases

$4.1 million of the increase in each of Other Assets and Other Liabilities resulted from the Company’s implementation of ASU 2016-02 “Leases” (Topic 842). This implementation required the Company to recognize right-of-use assets, which are assets that represent the Company’s right to use, or control the use of, a specified asset for the lease term, offset by the lease liability, which is the Company’s obligation to make lease payments arising from a lease, measured on a discounted basis.

Deposits

Depository accounts represent the Company’s primary source of funds and are comprised of demand deposits, interest-bearing checking, money market, and savings accounts as well as time deposits. These deposits have been provided predominantly by individuals, businesses and charitable organizations in the Charlottesville/Albemarle area, the Orange County area, and the Winchester area.

Total deposits as of March 31, 2019 were $557.2 million, down $15.3 million compared to the balances of $572.5 million at December 31, 2018, yet up $32.4 million compared to the $524.8 million total as of March 31, 2018.

Deposit accounts
(dollars in thousands)	March 31, 2019		December 31, 2018		March 31, 2018
		% of Total		% of Total		% of Total
	Balance	Deposits	Balance	Deposits	Balance	Deposits
No cost and low cost deposits:
Noninterest demand deposits	$160,071	28.7%	$185,819	32.4%	$162,720	31.0%
Interest checking accounts	108,933	19.6%	106,884	18.7%	94,369	18.0%
Money market and savings deposit accounts	157,737	28.3%	171,299	29.9%	163,187	31.1%

Total noninterest and low cost deposit accounts	426,741	76.6%	464,002	81.0%	420,276	80.1%

Time deposit accounts:
Certificates of deposit	94,278	16.9%	81,265	14.2%	70,791	13.5%
CDARS deposits	36,180	6.5%	27,266	4.8%	33,775	6.4%
Total certificates of deposit and other time deposits	130,458	23.4%	108,531	19.0%	104,566	19.9%

Total deposit account balances	$557,199	100.0%	$572,533	100.0%	$524,842	100.0%

Noninterest-bearing demand deposits on March 31, 2019 were $160.1 million, representing 28.7% of total deposits. Interest-bearing transaction, money market, and savings accounts totaled $266.7 million, and represented 47.9% of total deposits at March 31, 2019. Collectively, noninterest-bearing and interest-bearing transaction and money market accounts represented 76.6% of total deposit accounts at March 31, 2019. These account types are an excellent source of low-cost funding for the Company.

The Company implemented insured cash sweep (“ICS®”) deposit products during the third quarter of 2018. ICS® deposit balances of $21.4 million and $19.2 million are included in the interest checking accounts and the money market and savings deposit accounts balances, respectively, in the table above, as of March 31, 2019. As of December 31, 2018, ICS® deposit balances of $15.8 million and $21.0 million are included in the interest checking accounts and the money market and savings deposit account balances, respectively.

The remaining 23.4% of total deposits consisted of certificates of deposit and other time deposit accounts totaling $130.5 million at March 31, 2019. Included in this deposit total are Certificate of Deposit Account Registry Service CDs, known as CDARSTM, whereby depositors can obtain FDIC deposit insurance on account balances of up to $50 million. CDARS deposits totaled $36.2 million as of March 31, 2019, of which $26.2 million were reciprocal balances for the Bank’s customers and $10.0 million were brokered deposits.

Borrowings

Short-term borrowings, consisting primarily of Federal Home Loan Bank (FHLB) advances and federal funds purchased, are additional sources of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company's ability to earn a favorable spread on the funds obtained.

Repurchase agreements, also referred to as securities sold under agreement to repurchase, were available to non-individual accountholders on an overnight term through the Company’s investment sweep product. Under the agreements to repurchase, invested funds were fully collateralized by security instruments that were pledged on behalf of customers utilizing this product. The repurchase agreement product was discontinued by the Company effective December 31, 2018, in connection with the roll-out of ICS® to customers, and therefore, there were no balances in repurchase agreements as of March 31, 2019 or December 31, 2018. Total balances in repurchase agreements as of March 31, 2018 were $13.7 million.

The Company has a collateral dependent line of credit with the FHLB of Atlanta. As of March 31, 2019 and December 31, 2018, the Company had no outstanding balances from FHLB advances. As of March, 31, 2018, the Company had outstanding FHLB advances of $15.0 million.

Additional borrowing arrangements maintained by the Bank include formal federal funds lines with four major regional correspondent banks. The Company had no outstanding balances as of March 31, 2019 or December 31, 2018 and an outstanding balance of $2.8 million as of March 31, 2018 in overnight federal funds purchased.

Shareholders' equity and regulatory capital ratios

The following table displays the changes in shareholders' equity for the Company from December 31, 2018 to March 31, 2019 (dollars in thousands):

Equity, December 31, 2018	$70,742
Net income	1,246
Other comprehensive income	754
Cash dividends declared	(767)
Stock granted	424
Stock options exercised	102
Equity increase due to expensing of stock options	24
Equity, March 31, 2019	$72,525

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

Beginning January 1, 2016 a capital conservation buffer requirement began to be phased in over a four-year period, beginning at 0.625% of risk-weighted assets and increasing annually to 2.50% at January 1, 2019. Therefore, for the calendar year 2019, this 2.5% buffer effectively results in the minimum (i) common equity Tier 1 capital ratio of 7.00% of risk-weighted assets; (ii) Tier 1 capital ratio of 8.50% of risk-weighted assets; and (iii) total capital ratio of 10.50% of risk-weighted assets. The minimum leverage ratio remains at 4.00%. For additional information regarding the new capital requirements, refer to the Supervision and Regulation section, under Item 1. Business, found in the Company’s Form 10-K Report for December 31, 2018.

Using the new capital requirements, the Company’s capital ratios remain well above the levels designated by bank regulators as "well capitalized" at March 31, 2019. Under the current risk-based capital guidelines of federal regulatory authorities, the Company’s common equity Tier 1 capital ratio and Tier 1 capital ratio are both at 14.16% of its risk-weighted assets and are in excess of the well-capitalized minimum capital requirements of 6.50% and 8.00%, respectively. Additionally, the Company has a total capital ratio of 15.12% of its risk-weighted assets and leverage ratio of 11.37% of total assets, which are both in excess of the well-capitalized minimum 10.00% and 5.00% level designated by bank regulators under “well capitalized” capital guidelines.

RESULTS OF OPERATIONS

Non-GAAP presentations

The Company, in referring to its net income and net interest income, is referring to income computed in accordance with GAAP, unless otherwise noted. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations also refer to various calculations that are non-GAAP presentations. They include:

●	Fully taxable-equivalent (“FTE”) adjustments – Net interest margin and efficiency ratios are presented on an FTE basis, consistent with SEC guidance in Industry Guide 3 which states that tax exempt income may be calculated on a tax equivalent basis. This is a non-GAAP presentation. The FTE basis adjusts for the tax-exempt status of net interest income from certain investments using a federal tax rate of 21%, where applicable, to increase tax-exempt interest income to a taxable-equivalent basis.

●	Net interest margin – Net interest margin (FTE) is calculated as net interest income, computed on an FTE basis, expressed as a percentage of average earning assets. The Company believes this measure to be the preferred industry measurement of net interest margin and that it enhances comparability of net interest margin among peers in the industry.

●	Efficiency ratio – One of the ratios the Company monitors in its evaluation of operations is the efficiency ratio, which measures the cost to produce one dollar of revenue. The Company computes its efficiency ratio (FTE) by dividing noninterest expense by the sum of net interest income (FTE) and noninterest income. A lower ratio is an indicator of increased operational efficiency. This non-GAAP metric is used to assist investors in understanding how management assesses its ability to generate revenues from its non-funding-related expense base, as well as to align presentation of this financial measure with peers in the industry. The Company believes this measure to be the preferred industry measurement of operational efficiency, which is consistent with Federal Deposit Insurance Corporation (“FDIC”) studies.

Net interest income is discussed in Management’s Discussion and Analysis on a GAAP basis, unless noted as “FTE”; and the reconcilement below shows the fully taxable-equivalent adjustment to net interest income to aid the reader in understanding the computations of net interest margin and the efficiency ratio on a non-GAAP basis (dollars in thousands):

Reconcilement of Non-GAAP
Measures:	For the three months ended
	March 31, 2019	March 31, 2018
Net interest income	$5,568	$5,696
Fully taxable-equivalent adjustment	21	23
Net interest income (FTE)	$5,589	$5,719

Efficiency ratio	66.6%	54.2%
Impact of FTE adjustment	-0.2%	-0.2%
Efficiency ratio (FTE)	66.4%	54.0%

Net interest margin	3.76%	3.83%
Fully tax-equivalent adjustment	0.02%	0.02%
Net interest margin (FTE)	3.78%	3.85%

Net income

Net income for the three months ended March 31, 2019 was $1.2 million, a 55.4% decrease compared to the $2.8 million reported for the three months ended March 31, 2018. Net income per diluted share was $0.49 for the quarter ended March 31, 2019 compared to $1.09 per diluted share for the same quarter in the prior year, as adjusted to reflect the 5% Stock Dividend. The $1.6 million decrease in net income for the first quarter of 2019, when compared to the same period of 2018, was driven by a $780 thousand increase in provision for loan losses, a $514 thousand decrease in royalty income, and a $394 increase in noninterest expense.

Net interest income

Net interest income (FTE) for the three months ended March 31, 2019 was $5.6 million, a 2.3% decrease compared to net interest income of $5.7 million for the three months ended March 31, 2018. Net interest income was negatively impacted by the effect of higher rates paid on deposit balances, increasing interest expense by $449 thousand, compared to the effect of higher rates earned on loans, which positively impacted net interest income by $290 thousand.

Net interest margin (FTE) is the ratio of net interest income (FTE) to average earning assets for the period. The level of interest rates, together with the volume and mix of earning assets and interest-bearing liabilities, impact net interest income (FTE) and net interest margin (FTE). The net interest margin (FTE) of 3.78% for the quarter ended March 31, 2019 was seven basis points lower than the 3.85% for the quarter ended March 31, 2018. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP net interest margin.

Total interest income (FTE) for the three months ended March 31, 2019 was $333 thousand higher than the same period in the prior year. The increased yield on loans was the major contributor to the increased interest income. This shift resulted in an earning asset yield, as computed on a tax-equivalent basis, of 4.39% on average earning asset balances of $599.8 million for the three months ended March 31, 2019. The earning asset yield, as computed on a tax-equivalent basis, was 4.15% on average earning asset balances of $602.7 million for the three months ended March 31, 2018.

Offsetting the increased interest income was an increase in interest expense of $463 thousand for the three months ended March 31, 2019 compared to the same period in the prior year. Interest expense increased due to increased rates paid on deposits to be competitive in the market. The rate paid on interest-bearing deposits averaged 90 basis points in the first quarter of 2019, compared to 42 basis points for the first quarter of 2018. Average balances of interest-bearing deposits also increased, from $359.0 million in the first quarter of 2018 to $380.0 million in the first quarter of 2019. Average balances of borrowed funds decreased from $35.2 million in the first quarter of 2018 to $10.1 million in the first quarter of 2019, causing a decrease in interest expense on borrowed funds. A table showing the mix of no cost and low cost deposit accounts is shown under “Financial Condition - Deposits” earlier in this report.

The following tables detail the average balance sheet, including an analysis of net interest income (FTE) for earning assets and interest bearing liabilities, for the three months ended March 31, 2019 and 2018. These tables also include a rate/volume analysis for these same periods (dollars in thousands).

Consolidated Average Balance Sheet And Analysis of Net Interest Income

	For the three months ended
	March 31, 2019			March 31, 2018			Change in Interest Income/Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to : [4]		Total
	Balance	Income	Yield/	Balance	Income	Yield/			Increase/
(dollars in thousands)		Expense	Cost		Expense	Cost	Volume	Rate	(Decrease)
ASSETS
Interest Earning Assets:
Securities
Taxable Securities	$50,090	$277	2.21%	$55,079	$306	2.22%	$(28)	$(1)	$(29)
Tax Exempt Securities [1]	13,112	103	3.14%	13,396	108	3.22%	(2)	(3)	(5)
Total Securities [1]	63,202	380	2.40%	68,475	414	2.42%	(30)	(4)	(34)
Total Loans	533,358	6,097	4.64%	524,873	5,714	4.42%	93	290	383
Fed Funds Sold	3,216	19	2.40%	9,320	35	1.52%	(30)	14	(16)
Total Earning Assets	599,776	6,496	4.39%	602,668	6,163	4.15%	33	300	333
Less: Allowance for Loan Losses	(4,905)			(3,955)
Total Non-Earning Assets	39,668			37,801
Total Assets	$634,539			$636,514

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$102,915	$49	0.19%	$95,637	$12	0.05%	$1	$36	$37
Money Market and Savings Deposits	161,507	332	0.83%	157,010	220	0.57%	6	106	112
Time Deposits	115,599	459	1.61%	106,388	140	0.53%	13	307	320
Total Interest-Bearing Deposits	380,021	840	0.90%	359,035	372	0.42%	20	449	469
Repurchase agreements and other borrowed funds	10,051	67	2.70%	35,219	72	0.83%	(80)	74	(6)
Total Interest-Bearing Liabilities	390,072	907	0.94%	394,254	444	0.46%	(60)	523	463
Non-Interest-Bearing Liabilities:
Demand deposits	171,274			174,156
Other liabilities	1,243			1,870
Total Liabilities	562,589			570,280
Shareholders' Equity	71,941			66,234
Total Liabilities & Shareholders' Equity	$634,530			$636,514
Net Interest Income (FTE)		$5,589			$5,719		$93	$(223)	$(130)
Interest Rate Spread [2]			3.45%			3.69%
Interest Expense as a Percentage of Average Earning Assets			0.61%			0.30%
Net Interest Margin (FTE) [3]			3.78%			3.85%

(1)

Tax-exempt income for investment securities has been adjusted to a fully tax-equivalent basis (FTE), using a Federal income tax rate of 21%. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP Presentations earlier in this section.

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

Provision for loan losses

A provision for loan losses of $684 thousand was recorded in the first three months of 2019, compared to a recovery of loan losses of $96 thousand for the first three months of 2018. The significant increase in the 2019 provision for loan losses was due to insolvency of the company that previously provided surety bonds to insure the Company’s student loan portfolio. The allowance for loan losses as a percentage of total loans at March 31, 2019 was 0.93%, compared to 0.91% as of December 31, 2018 and 0.75% as of March 31, 2018. Further discussion of management’s assessment of the allowance for loan losses is provided earlier in the report and in Note 4 – Allowance for Loan Losses, found in the Notes to the Consolidated Financial Statements. In management’s opinion, the allowance was adequately provided for at March 31, 2019.

Noninterest income

The components of noninterest income for the three months ended March 31, 2019 and 2018 are shown below (dollars in thousands):

	For the three months ended		Variance
	March 31, 2019	March 31, 2018	$	%
Noninterest income:
Trust income	$347	$414	$(67)	-16.2%
Advisory and brokerage income	136	140	(4)	-2.9%
Royalty income	4	518	(514)	-99.2%
Customer service fees	181	247	(66)	-26.7%
Debit/credit card and ATM fees	157	187	(30)	-16.0%
Earnings/increase in value of bank owned life insurance	110	109	1	0.9%
Fees on mortgage sales	30	36	(6)	-16.7%
Losses on sales of assets	-	(33)	33	100.0%
Other	94	96	(2)	-2.1%
Total noninterest income	$1,059	$1,714	$(655)	-38.2%

Noninterest income for the quarter ended March 31, 2019 of $1.1 million was $655 thousand or 38.2% lower than the amount recorded for the quarter ended March 31, 2018. This decrease was largely due to the lack of performance fee royalty income in the first quarter of 2019, compared to $518 thousand in the first quarter of 2018. Royalty income is collected periodically from SRCM Holdings, LLC, as described in Note 1 – Summary of Significant Accounting Policies, found in the Notes to the Consolidated Financial Statements within the Company’s Form 10-K for the year ended December 31, 2018.

Noninterest expense
The components of noninterest expense for the three months ended March 31, 2019 and 2018 are shown below (dollars in thousands):

	For the three months ended		Variance
	March 31, 2019	March 31, 2018	$	%
Noninterest expense:
Salaries and employee benefits	$2,346	$1,991	$355	17.8%
Net occupancy	479	480	(1)	-0.2%
Equipment	117	128	(11)	-8.6%
ATM, debit and credit card	46	63	(17)	-27.0%
Bank franchise tax	151	122	29	23.8%
Computer software	108	93	15	16.1%
Data processing	316	252	64	25.4%
FDIC deposit insurance assessment	15	50	(35)	-70.0%
Loan expenses	62	75	(13)	-17.3%
Marketing, advertising and promotion	194	192	2	1.0%
Professional fees	203	197	6	3.0%
Other	374	374	-	0.0%
Total noninterest expense	$4,411	$4,017	$394	9.8%

Noninterest expense for the first quarter of 2019 of $4.4 million was $394 thousand higher than the first quarter of 2018. Salaries and employee benefits increased $355 thousand due to increased staffing for our new Richmond market and cyber and network security professionals, as well as the quarterly expense of stock grants issued in February 2019. Data processing expense increased $64 thousand primarily due to costs associated with mobile banking and settlement software. Management continues to evaluate expenses for potential containments and reductions that would have a positive impact on net income on an ongoing basis.

The efficiency ratio (FTE) weakened to 66.4% for the first quarter of 2019 from 54.0% for the same quarter of 2018, due to the increase in noninterest expense and the decrease in noninterest income. The improved asset mix and higher yields on earning assets should continue to enhance net interest income; however, noninterest expense will continue to increase as the Company positions itself for growth and enters into new markets. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP efficiency ratio.

Provision for Income Taxes

The Company benefited from the Tax Cuts and Jobs Act (“Tax Act”) enacted on December 22, 2017, which permanently lowered the corporate income tax rate to 21% effective January 1, 2018, amongst other significant changes to the U.S. tax law. For the three months ended March 31, 2019 and March 31, 2018, the Company provided $286 thousand and $693 thousand for Federal income taxes, respectively, resulting in an effective income tax rate of 18.7% and 19.9%, respectively. The effective income tax rates differed from the U.S. statutory rate of 21% primarily due to the effect of tax-exempt income from life insurance policies and municipal bonds.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

101.0

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) the Consolidated Statements of Income for the three months ended March 31, 2019 and March 31, 2018, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and March 31, 2018, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2019 and March 31, 2018, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and March 31, 2018 and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA NATIONAL BANKSHARES CORPORATION
(Registrant)

By:	/s/ Glenn W. Rust
Glenn W. Rust
President and Chief Executive Officer

Date:	May 10, 2019

By:	/s/ Tara Y. Harrison
Tara Y. Harrison
Executive Vice President and Chief Financial Officer

Date:	May 10, 2019