Form 10-Q
period 2019-06-30
Virginia National Bankshares Corp
filed 2019-08-08
CIK 1572334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________

FORM 10-Q
___________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           ☐ Yes            ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 6, 2019:

Class of Stock	Shares Outstanding
Common Stock, Par Value $2.50	2,688,005

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30, 2019	December 31, 2018 *
ASSETS	(Unaudited)
Cash and due from banks	$12,483	$11,741
Federal funds sold	12,311	7,133
Securities:
Available for sale, at fair value	56,848	61,392
Restricted securities, at cost	1,684	1,683
Total securities	58,532	63,075
Loans	521,763	537,190
Allowance for loan losses	(4,817)	(4,891)
Loans, net	516,946	532,299
Premises and equipment, net	6,594	7,042
Bank owned life insurance	16,190	16,790
Goodwill	372	372
Other intangible assets, net	441	477
Accrued interest receivable and other assets	9,904	5,871
Total assets	$633,773	$644,800
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest-bearing	$158,166	$185,819
Interest-bearing	97,620	106,884
Money market and savings deposit accounts	175,740	171,299
Certificates of deposit and other time deposits	121,993	108,531
Total deposits	553,519	572,533
Accrued interest payable and other liabilities	5,911	1,525
Total liabilities	559,430	574,058

Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, $2.50 par value, 2,000,000 shares authorized, no shares outstanding	-	-
Common stock, $2.50 par value, 10,000,000 shares authorized; 2,560,138 and 2,543,452 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	6,400	6,359
Capital stock dividend distributable	320	-
Capital surplus	32,138	27,013
Retained earnings	35,522	38,647
Accumulated other comprehensive loss	(37)	(1,277)
Total shareholders' equity	74,343	70,742
Total liabilities and shareholders' equity	$633,773	$644,800

*	Derived from audited Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest and dividend income:
Loans, including fees	$6,105	$5,935	$12,202	$11,649
Federal funds sold	74	39	93	74
Investment securities:
Taxable	246	271	498	549
Tax exempt	76	86	157	171
Dividends	31	33	57	61
Total interest and dividend income	6,532	6,364	13,007	12,504

Interest expense:
Demand and savings deposits	463	264	844	496
Certificates and other time deposits	586	262	1,045	402
Repurchase agreements and other borrowings	22	146	89	218
Total interest expense	1,071	672	1,978	1,116
Net interest income	5,461	5,692	11,029	11,388
Provision for (recovery of) loan losses	(64)	701	620	605
Net interest income after provision for (recovery of) loan losses	5,525	4,991	10,409	10,783

Noninterest income:
Trust income	402	427	749	841
Advisory and brokerage income	156	142	292	282
Royalty income	4	34	8	552
Deposit account fees	192	236	373	483
Debit/credit card and ATM fees	189	204	346	391
Earnings/increase in value of bank owned life insurance	466	111	576	220
Fees on mortgage sales	56	46	86	82
Gains on sales of securities	64	-	64	-
Losses on sales of other assets	-	-	-	(33)
Other	171	107	265	203
Total noninterest income	1,700	1,307	2,759	3,021

Noninterest expense:
Salaries and employee benefits	2,321	1,982	4,667	3,973
Net occupancy	444	449	923	930
Equipment	114	118	231	245
Data processing	330	295	646	547
Other	1,476	1,183	2,629	2,349
Total noninterest expense	4,685	4,027	9,096	8,044

Income before income taxes	2,540	2,271	4,072	5,760
Provision for income taxes	425	439	711	1,132
Net income	$2,115	$1,832	$3,361	$4,628
Net income per common share, basic *	$0.79	$0.69	$1.25	$1.74
Net income per common share, diluted *	$0.79	$0.68	$1.25	$1.72
Weighted average common shares outstanding, basic *	2,688,005	2,666,120	2,683,122	2,663,842
Weighted average common shares outstanding, diluted *	2,688,965	2,688,345	2,687,391	2,685,704

*	Share data has been retroactively adjusted to reflect the 5% stock dividend effective July 5, 2019.

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income	$2,115	$1,832	$3,361	$4,628

Other comprehensive income (loss)

Unrealized gain (loss) on securities, net of tax of $141 and $342 for the three and six months ended June 30, 2019; and net of tax of ($29) and ($226) for the three and six months ended June 30, 2018	537	(105)	1,291	(848)

Reclassification adjustment for realized gains on sales of securities, net of tax of ($13) and ($13) for the three and six months ended June 30, 2019; and net of tax of $0 and $0 for the three and six months ended June 30, 2018	(51)	-	(51)	-

Total other comprehensive income (loss)	486	(105)	1,240	(848)

Total comprehensive income	$2,601	$1,727	$4,601	$3,780

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Dollars in thousands, except per share data)
(Unaudited)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock *	Surplus *	Earnings	Income (Loss)	Total
Balance, December 31, 2017	$6,027	$22,038	$37,923	$(883)	65,105
Stock options exercised	16	128	-	-	144
Stock option expense	-	1	-	-	1
Stock dividend distributable *	301	4,673	(4,974)	-	-
Cash dividends declared ($0.19 per share)	-	-	(482)	-	(482)
Net income	-	-	2,796	-	2,796
Other comprehensive loss	-	-	-	(743)	(743)
Balance, March 31, 2018	$6,344	$26,840	$35,263	$(1,626)	$66,821
Stock options exercised	9	65	-	-	74
Stock option expense	-	16	-	-	16
Cash dividends declared ($0.30 per share)	-	-	(763)	-	(763)
Net income	-	-	1,832	-	1,832
Other comprehensive loss	-	-	-	(105)	(105)
Balance, June 30, 2018	$6,353	$26,921	$36,332	$(1,731)	$67,875

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock **	Surplus **	Earnings	Income (Loss)	Total
Balance, December 31, 2018	$6,359	$27,013	$38,647	$(1,277)	70,742
Stock options exercised	14	88	-	-	102
Stock option expense	-	24	-	-	24
Stock grants	27	397	-	-	424
Cash dividends declared ($0.30 per share)	-	-	(767)	-	(767)
Net income	-	-	1,246	-	1,246
Other comprehensive income	-	-	-	754	754
Balance, March 31, 2019	$6,400	$27,522	$39,126	$(523)	$72,525
Stock option expense	-	23	-	-	23
Stock dividend distributable **	320	4,593	(4,913)	-	-
Cash dividends declared ($0.30 per share)	-	-	(806)	-	(806)
Net income	-	-	2,115	-	2,115
Other comprehensive income	-	-	-	486	486
Balance, June 30, 2019	$6,720	$32,138	$35,522	$(37)	$74,343

*	Common stock and capital surplus as of March 31 and June 30, 2018 includes the 5% stock dividend distributed effective April 13, 2018.

**	Common stock and capital surplus as of June 30, 2019 includes the 5% stock dividend distributable effective July 5, 2019.

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the six months ended
	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,361	$4,628
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	620	605
Net amortization and accretion of securities	133	140
Net gains on sale of securities	(64)	-
Net losses on sales of assets	-	33
Earnings on bank owned life insurance	(576)	(221)
Amortization of intangible assets	51	58
Depreciation and other amortization	532	565
Stock option expense	47	17
Stock grants, unrestricted	424	-
Net change in:
Accrued interest receivable and other assets	(48)	208
Accrued interest payable and other liabilities	64	(289)
Net cash provided by operating activities	4,544	5,744

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in restricted investments	(1)	(887)
Purchases of available for sale securities	(6,946)	-
Proceeds from maturities, calls and principal payments of available for sale securities	2,547	2,706
Proceeds from sales of available for sale securities	10,443	-
Net decrease (increase) in organic loans	14,168	(9,470)
Net decrease in purchased loans	565	3,299
Cash payment for wealth management book of business	(50)	(100)
Proceeds from settlement of bank owned life insurance	1,176	-
Purchase of bank premises and equipment	(84)	(357)
Net cash provided by (used in) investing activities	21,818	(4,809)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand deposits, NOW accounts, and money market accounts	(32,476)	(28,472)
Net increase in certificates of deposit and other time deposits	13,462	22,256
Net decrease in repurchase agreements	-	(5,705)
Net increase in other short term borrowings	-	20,000
Proceeds from stock options exercised	102	218
Cash dividends paid	(1,530)	(941)
Net cash used in financing activities	(20,442)	7,356
NET DECREASE IN CASH AND CASH EQUIVALENTS	$5,920	$8,291

CASH AND CASH EQUIVALENTS:
Beginning of period	$18,874	$18,277
End of period	$24,794	$26,568

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1,904	$1,048
Taxes	$1,150	$1,415

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain (loss) on available for sale securities	$1,569	$(1,074)
Initial right-of-use assets obtained in exchange for new operating lease liabilities	$4,279	$-

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2019

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

The preparation of financial statements in conformity with GAAP and the reporting guidelines prescribed by regulatory authorities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses (including impaired loans), other-than-temporary impairment of securities, intangible assets, and fair value measurements. Operating results for the three-month and six-month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2018. If needed, certain previously reported amounts have been reclassified to conform to current period presentation. No such reclassifications were significant.

Recent Accounting Pronouncements

Financial Instruments – Credit Losses In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. However, on July 17, 2019, the FASB Board decided to delay the effective date of this ASU for smaller reporting companies, such as the Company. The FASB Board directed its staff to draft a proposed Accounting Standards Update for vote by written ballot on the proposed amendment regarding the CECL effective date. If the proposed amendment is approved, the effective date for the Company will extend to fiscal years beginning after December 15, 2022. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. Early in 2017, the Company formed a cross-functional steering committee, including some members of senior management, to provide governance and guidance over the project plan. The steering committee meets regularly to address the compliance requirements, data requirements and sources, and analysis efforts that are required to adopt these new requirements. In addition to attending seminars and webinars on this topic with regulators and other experts, the committee is working closely with the Company’s vendor to gather additional loan data which is anticipated to be needed for this calculation and is attending training sessions on the software to be utilized to calculate the expected credit losses. The extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. Upon adoption, the impact to the allowance for credit losses (currently allowance for loan losses) will have an offsetting one-time cumulative-effect adjustment to retained earnings.

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

Financial Instruments – Credit Losses – Derivatives and Hedging In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” This ASU clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement including improvements resulting from various Transition Resource Group meetings. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-04 will have on its consolidated financial statements.

Financial Instruments – Credit Losses – Targeted Transition Relief In May 2019, the FASB issued ASU 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief.” The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments, upon the adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently measure those instruments at fair value with changes in fair value flowing through earnings. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings balance in the balance sheet. Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-05 will have on its consolidated financial statements.

Note 2. Securities

The amortized cost and fair values of securities available for sale as of June 30, 2019 and December 31, 2018 were as follows (dollars in thousands):

June 30, 2019	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$19,500	$-	$(39)	$19,461
Mortgage-backed securities/CMOs	26,611	23	(169)	26,465
Municipal bonds	10,785	143	(6)	10,922
Total Securities Available for Sale	$56,896	$166	$(214)	$56,848

December 31, 2018	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$19,500	$-	$(526)	$18,974
Mortgage-backed securities/CMOs	25,901	1	(839)	25,063
Municipal bonds	17,608	12	(265)	17,355
Total Securities Available for Sale	$63,009	$13	$(1,630)	$61,392

As of June 30, 2019, there were $36.9 million, or 27 issues of individual securities, in a loss position. These securities have an unrealized loss of $214 thousand and consisted of 19 mortgage-backed/CMOs, 4 municipal bonds, and 4 agency bonds.

The following table summarizes all securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, at June 30, 2019, and December 31, 2018 (dollars in thousands):

June 30, 2019
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$-	$-	$11,961	$(39)	$11,961	$(39)
Mortgage-backed/CMOs	4,041	(7)	19,374	(162)	23,415	(169)
Municipal bonds	1,048	(5)	503	(1)	1,551	(6)
	$5,089	$(12)	$31,838	$(202)	$36,927	$(214)
December 31, 2018
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$-	$-	$18,974	$(526)	$18,974	$(526)
Mortgage-backed/CMOs	-	-	24,657	(839)	24,657	(839)
Municipal bonds	4,983	(34)	10,722	(231)	15,705	(265)
	$4,983	$(34)	$54,353	$(1,596)	$59,336	$(1,630)

The Company’s securities portfolio is primarily made up of fixed rate bonds, the prices of which move inversely with interest rates. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality. Accordingly, as of June 30, 2019, management believes the impairments detailed in the table above are temporary, and no impairment loss has been realized in the Company’s consolidated income statement.

An “other-than-temporary impairment” (“OTTI”) is considered to exist if either of the following conditions are met: it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or the Company does not expect to recover the security’s entire amortized cost basis (even if the Company does not intend to sell). In the event that a security would suffer impairment for a reason that was “other than temporary,” the Company would be expected to write down the security’s value to its new fair value, and the amount of the write down would be included in earnings as a realized loss. As of June 30, 2019, management has concluded that none of its investment securities have an OTTI based upon the information available. Additionally, management has the ability to hold any security with an unrealized loss until maturity or until such time as the value of the security has recovered from its unrealized loss position.

Securities having carrying values of $5.0 million at June 30, 2019 were pledged as collateral to secure public deposits. At December 31, 2018, securities having carrying values of $18.0 million were similarly pledged.

For the six months ended June 30, 2019, proceeds from the sales of securities amounted to $10.4 million, and realized gain on these securities netted $64 thousand. For the six months ended June 30, 2018, there were no sales of securities.

Restricted securities are securities with limited marketability and consist of stock in the Federal Reserve Bank of Richmond (“FRB”), the Federal Home Loan Bank of Atlanta (“FHLB”), and CBB Financial Corporation (“CBBFC”), the holding company for Community Bankers Bank. These restricted securities, totaling $1.7 million as of both June 30, 2019 and December 31, 2018 are carried at cost.

Note 3. Loans

The composition of the loan portfolio by loan classification at June 30, 2019 and December 31, 2018 appears below (dollars in thousands).

	June 30,	December 31,
	2019	2018
Commercial
Commercial and industrial - organic	$39,376	$41,526
Commercial and industrial - government guaranteed	35,143	31,367
Commercial and industrial - syndicated	12,091	12,134
Total commercial and industrial	86,610	85,027
Real estate construction and land
Residential construction	1,021	1,552
Commercial construction	3,663	5,078
Land and land development	9,636	10,894
Total construction and land	14,320	17,524
Real estate mortgages
1-4 family residential, first lien, investment	40,807	40,311
1-4 family residential, first lien, owner occupied	16,304	16,775
1-4 family residential, junior lien	2,894	3,169
1-4 family residential - purchased	18,451	18,647
Home equity lines of credit, first lien	8,544	8,325
Home equity lines of credit, junior lien	9,472	10,912
Farm	9,298	10,397
Multifamily	24,432	27,328
Commercial owner occupied	95,286	93,800
Commercial non-owner occupied	116,890	123,214
Total real estate mortgage	342,378	352,878
Consumer
Consumer revolving credit	24,341	21,540
Consumer all other credit	4,196	5,530
Student loans purchased	49,918	54,691
Total consumer	78,455	81,761
Total loans	521,763	537,190
Less: Allowance for loan losses	(4,817)	(4,891)
Net loans	$516,946	$532,299

The balances in the table above include unamortized premiums and net deferred loan costs and fees. As of June 30, 2019, and December 31, 2018, unamortized premiums on loans purchased were $2.6 million and $2.5 million, respectively. Net deferred loan costs (fees) totaled $95 thousand and $129 thousand as of June 30, 2019 and December 31, 2018, respectively.

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

Following is a breakdown by class of the loans classified as impaired loans as of June 30, 2019 and December 31, 2018. These loans are reported at their recorded investment, which is the carrying amount of the loan as reflected on the Company’s balance sheet, net of charge-offs and other amounts applied to reduce the net book balance. Average recorded investment in impaired loans is computed using an average of month-end balances for these loans for either the six months ended June 30, 2019 or the twelve months ended December 31, 2018. Interest income recognized is for the six months ended June 30, 2019 or the twelve months ended December 31, 2018. (Dollars below reported in thousands.)

June 30, 2019		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Land and land development	$28	$88	$-	$29	$-
1-4 family residential mortgages, first lien, owner occupied	-	-	-	40	-
1-4 family residential mortgages, junior lien	122	122		124	3
Commercial non-owner occupied real estate	903	903	-	913	24
Total impaired loans without a valuation allowance	1,053	1,113	-	1,106	27

Impaired loans with a valuation allowance
Student loans purchased	1,591	1,591	51	1,597	37
Total impaired loans with a valuation allowance	1,591	1,591	51	1,597	37
Total impaired loans	$2,644	$2,704	$51	$2,703	$64

December 31, 2018		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Land and land development	$32	$90	$-	$37	$-
1-4 family residential mortgages, first lien, owner occupied	82	127	-	90	-
1-4 family residential mortgages, junior lien	127	127		248	15
Commercial non-owner occupied real estate	923	923	-	947	51
Total impaired loans without a valuation allowance	1,164	1,267	-	1,322	66

Impaired loans with a valuation allowance
Student loans purchased	1,602	1,602	90	1,387	86
Total impaired loans with a valuation allowance	1,602	1,602	90	1,387	86
Total impaired loans	$2,766	$2,869	$90	$2,709	$152

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

	June 30, 2019	December 31, 2018
Land and land development	$27	$32
1-4 family residential mortgages, first lien, owner occupied	-	82
Student loans purchased	363	445
Commercial and industrial - organic	-	56
Total non-accrual loans	$390	$615

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

Based on regulatory guidance on Student Lending, the Company has classified 68 of its student loans purchased as TDRs for a total of $1.2 million as of June 30, 2019. These borrowers that should have been in repayment have requested and been granted payment extensions or reductions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered restructurings. Student loan borrowers are allowed in-school deferments, plus an automatic six-month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance. Initially, all student loans were fully insured by a surety bond, and the Company did not expect to experience a loss on these loans. Based on the loss of insurance after July 27, 2018 due to the insolvency of the insurer, management has evaluated these loans individually for impairment and included any potential loss in the allowance for loan losses; interest continues to accrue on these TDRs during any deferment and forbearance periods.

The following provides a summary, by class, of TDRs that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and TDRs that have been placed in non-accrual status, which are considered to be nonperforming (dollars in thousands).

Troubled debt restructurings (TDRs)	June 30, 2019		December 31, 2018
	No. of	Recorded	No. of	Recorded
	Loans	Investment	Loans	Investment
Performing TDRs
1-4 family residential mortgages, junior lien	-	$-	1	$127
Commercial non-owner occupied real estate	1	903	1	923
Student loans purchased	68	1,229	65	1,157
Total performing TDRs	69	$2,132	67	$2,207

Nonperforming TDRs
Student loans purchased	-	$-	1	$4
Land and land development	1	16	1	19
Total nonperforming TDRs	1	$16	2	$23
Total TDRs	70	$2,148	69	$2,230

A summary of loans shown above that were modified under the terms of a TDR during the three and six months ended June 30, 2019 and 2018 is shown below by class (dollars in thousands). The Post-Modification Recorded Balance reflects the period end balances, inclusive of any interest capitalized to principal, partial principal paydowns, and principal charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

	For three months ended			For three months ended
	June 30, 2019			June 30, 2018
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Balance	Balance	of Loans	Balance	Balance
Student loans purchased	10	$78	$78	4	$41	$41
Total loans modified during the period	10	$78	$78	4	$41	$41

	For six months ended			For six months ended
	June 30, 2019			June 30, 2018
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Balance	Balance	of Loans	Balance	Balance
Student loans purchased	12	$133	$133	7	$120	$120
Total loans modified during the period	12	$133	$133	7	$120	$120

During the six months ended June 30, 2019, there were two loans modified as TDRs that subsequently defaulted which had been modified as TDRs during the twelve months prior to default. These student loans had a balance of $2 thousand prior to being charged off. There was one loan modified as a TDR that subsequently defaulted during the year ending December 31, 2018 which had been modified as a TDR during the twelve months prior to default. This student loan had a balance of $33 thousand prior to being charged off.

There were no loans secured by 1-4 family residential property that were in the process of foreclosure at either June 30, 2019 or December 31, 2018.

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

The migration analysis loss method is used for all loan classes except for the following:

●

Student loans purchased - On June 27, 2018, the Company was notified that ReliaMax Surety Company (“ReliaMax Surety”), the South Dakota insurance company which issued surety bonds for the student loan pools, was placed into liquidation due to insolvency. As such, a reserve was calculated beginning in the second quarter of 2018 using the insurance claim history on the portfolio to establish a historical charge-off rate. In addition qualitative factors were applied to the student loan pools and the calculated reserve is net of any deposit reserve accounts held at the Bank. For reporting periods prior to June 30, 2018, the Company did not charge off student loans as the insurance covered the past due loans, but the Company did apply qualitative factors to calculate a reserve on these loans, net of the deposit reserve accounts held by the Company for this group of loans.

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

Furthermore, a nominal loss reserve is applied to loans rated “Good,” as described below, in an abundance of caution.

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

The following represents the loan portfolio designated by the internal risk ratings assigned to each credit as of June 30, 2019 and December 31, 2018 (dollars in thousands). There were no loans rated “Doubtful” as of either period.

					Special	Sub-
June 30, 2019	Excellent	Good	Pass	Watch	Mention	standard	TOTAL
Commercial
Commercial and industrial - organic	$2,457	$20,638	$15,672	$176	$-	$433	$39,376
Commercial and industrial - government guaranteed	35,143	-	-	-	-	-	35,143
Commercial and industrial - syndicated	-	-	9,560	-	-	2,531	12,091
Real estate construction
Residential construction	-	-	1,021	-	-	-	1,021
Commercial construction	-	-	3,663	-	-	-	3,663
Land and land development	-	-	8,675	484	-	477	9,636
Real estate mortgages
1-4 family residential, first lien, investment	-	-	36,600	3,827	114	266	40,807
1-4 family residential, first lien, owner occupied	-	-	15,181	1,060	9	54	16,304
1-4 family residential, junior lien	-	-	2,357	39	20	478	2,894
1-4 family residential, first lien - purchased	-	-	18,451	-	-	-	18,451
Home equity lines of credit, first lien	-	-	7,866	338	-	340	8,544
Home equity lines of credit, junior lien	-	-	9,291	99	-	82	9,472
Farm	-	-	7,652	328	-	1,318	9,298
Multifamily	-	-	24,432	-	-	-	24,432
Commercial owner occupied	-	-	86,398	6,828	-	2,060	95,286
Commercial non-owner occupied	-	-	113,143	2,684	-	1,063	116,890
Consumer
Consumer revolving credit	75	23,786	469	11	-	-	24,341
Consumer all other credit	245	3,430	492	2	-	27	4,196
Student loans purchased	-	-	47,392	2,109	347	70	49,918
Total Loans	$37,920	$47,854	$408,315	$17,985	$490	$9,199	$521,763

					Special	Sub-
December 31, 2018	Excellent	Good	Pass	Watch	Mention	standard	TOTAL
Commercial
Commercial and industrial - organic	$3,692	$23,381	$13,993	$264	$28	$168	$41,526
Commercial and industrial - government guaranteed	31,367	-	-	-	-	-	31,367
Commercial and industrial - syndicated	-	-	9,588	-	-	2,546	12,134
Real estate construction
Residential construction	-	-	1,552	-	-	-	1,552
Commercial construction	-	-	5,078	-	-	-	5,078
Land and land development	-	-	9,888	501	-	505	10,894
Real estate mortgages
1-4 family residential, first lien, investment	-	-	36,314	3,607	117	273	40,311
1-4 family residential, first lien, owner occupied	-	-	15,540	1,087	11	137	16,775
1-4 family residential, junior lien	-	-	2,573	58	22	516	3,169
1-4 family residential, first lien - purchased	-	-	18,647	-	-	-	18,647
Home equity lines of credit, first lien	-	-	7,911	414	-	-	8,325
Home equity lines of credit, junior lien	-	-	10,704	97	-	111	10,912
Farm	-	-	8,719	339	-	1,339	10,397
Multifamily	-	-	27,328	-	-	-	27,328
Commercial owner occupied	-	-	86,868	6,932	-	-	93,800
Commercial non-owner occupied	-	-	120,720	1,519	-	975	123,214
Consumer
Consumer revolving credit	44	20,852	644	-	-	-	21,540
Consumer all other credit	263	4,699	535	4	-	29	5,530
Student loans purchased	-	-	51,494	2,401	431	365	54,691
Total Loans	$35,366	$48,932	$428,096	$17,223	$609	$6,964	$537,190

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

It has been the Company’s experience that the first five factors drive losses to a much greater extent than the last three factors; therefore, the first five factors are weighted more heavily. Qualitative factors are not assessed against loans rated “Excellent” or “Good,” as the Company has never experienced a loss within these categories.

For each segment and class of loans, management must exercise significant judgment to determine the estimation method that fits the credit risk characteristics of its various segments. Although this evaluation is inherently subjective, qualified management utilizes its significant knowledge and experience related to both the Company’s market and the history of the Company’s loan losses.

Impaired loans are individually evaluated and, if deemed appropriate, a specific allocation is made for these loans. In reviewing the loans classified as impaired loans totaling $2.6 million at June 30, 2019, specific valuation allowance was recognized after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the borrower. The $51 thousand in the allowance total shown below as individually evaluated for impairment was attributed to the impaired student loans that required an allowance as of June 30, 2019 due to the loss of the insurance on this portfolio as discussed previously.

A summary of the transactions in the Allowance for Loan Losses by loan portfolio segment for the six months ended June 30, 2019 and the year ended December 31, 2018 appears below (dollars in thousands):

Allowance for Loan Losses Rollforward by Portfolio Segment
As of and for the period ended June 30, 2019
		Real Estate
	Commercial	Construction	Real Estate	Consumer
	Loans	and Land	Mortgages	Loans	Total
Allowance for Loan Losses:
Balance as of January 1, 2019	$811	$119	$2,611	$1,350	$4,891
Charge-offs	-	-	-	(823)	(823)
Recoveries	35	-	15	79	129
Provision for (recovery of) loan losses	2	(18)	16	620	620
Ending Balance	$848	$101	$2,642	$1,226	$4,817

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$51	$51
Collectively evaluated for impairment	848	101	2,642	1,175	4,766

Loans:
Individually evaluated for impairment	$-	$28	$1,025	$1,591	$2,644
Collectively evaluated for impairment	86,610	14,292	341,353	76,864	519,119
Ending Balance	$86,610	$14,320	$342,378	$78,455	$521,763

As of and for the year ended December 31, 2018
		Real Estate
	Commercial	Construction	Real Estate	Consumer
	Loans	and Land	Mortgages	Loans	Total
Allowance for Loan Losses:
Balance as of January 1, 2018	$885	$206	$2,730	$222	$4,043
Charge-offs	(75)	-	-	(1,022)	(1,097)
Recoveries	54	-	2	16	72
Provision for (recovery of) loan losses	(53)	(87)	(121)	2,134	1,873
Ending Balance	$811	$119	$2,611	$1,350	$4,891

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$90	$90
Collectively evaluated for impairment	811	119	2,611	1,260	4,801

Loans:
Individually evaluated for impairment	$-	$32	$1,132	$1,602	$2,766
Collectively evaluated for impairment	85,027	17,492	351,746	80,159	534,424
Ending Balance	$85,027	$17,524	$352,878	$81,761	$537,190

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

The following tables show the aging of past due loans as of June 30, 2019 and December 31, 2018. (Dollars below reported in thousands.)

Past Due Aging as of							90 Days
June 30, 2019	30-59	60-89	90 Days or				Past Due
	Days Past	Days Past	More Past	Total Past		Total	and Still
	Due	Due	Due	Due	Current	Loans	Accruing
Commercial loans
Commercial and industrial - organic	$172	$-	$-	$172	$39,204	$39,376	$-
Commercial and industrial - government guaranteed	-	-	548	548	34,595	35,143	548
Commercial and industrial - syndicated	-	-	-	-	12,091	12,091	-
Real estate construction and land
Residential construction	-	-	-	-	1,021	1,021	-
Commercial construction	-	-	-	-	3,663	3,663	-
Land and land development	-	15	-	15	9,621	9,636	-
Real estate mortgages
1-4 family residential, first lien, investment	-	-	-	-	40,807	40,807	-
1-4 family residential, first lien, owner occupied	-	-	-	-	16,304	16,304	-
1-4 family residential, junior lien	-	-	-	-	2,894	2,894	-
1-4 family residential - purchased	.	-	-	-	18,451	18,451	-
Home equity lines of credit, first lien	-	-	-	-	8,544	8,544	-
Home equity lines of credit, junior lien	-	-	-	-	9,472	9,472	-
Farm	-	-	-	-	9,298	9,298	-
Multifamily	-	-	-	-	24,432	24,432	-
Commercial owner occupied	-	-	-	-	95,286	95,286	-
Commercial non-owner occupied	3,750	-	-	3,750	113,140	116,890	-
Consumer loans
Consumer revolving credit	-	-	-	-	24,341	24,341	-
Consumer all other credit	-	24	-	24	4,172	4,196	-
Student loans purchased	538	407	432	1,377	48,541	49,918	69
Total Loans	$4,460	$446	$980	$5,886	$515,877	$521,763	$617

Past Due Aging as of							90 Days
December 31, 2018	30-59	60-89	90 Days or				Past Due
	Days Past	Days Past	More Past	Total Past		Total	and Still
	Due	Due	Due	Due	Current	Loans	Accruing
Commercial loans
Commercial and industrial - organic	$50	$172	$-	$222	$41,304	$41,526	$-
Commercial and industrial - government guaranteed	-	-	548	548	30,819	31,367	548
Commercial and industrial - syndicated	-	-	-	-	12,134	12,134	-
Real estate construction and land
Residential construction	-	-	-	-	1,552	1,552	-
Commercial construction	-	-	-	-	5,078	5,078	-
Land and land development	1	-	15	16	10,878	10,894	15
Real estate mortgages
1-4 family residential, first lien, investment	-	-	-	-	40,311	40,311	-
1-4 family residential, first lien, owner occupied	-	-	-	-	16,775	16,775	-
1-4 family residential, junior lien	-	-	-	-	3,169	3,169	-
1-4 family residential - purchased	954	-	-	954	17,693	18,647	-
Home equity lines of credit, first lien	-	-	-	-	8,325	8,325	-
Home equity lines of credit, junior lien	-	-	-	-	10,912	10,912	-
Farm	-	-	-	-	10,397	10,397	-
Multifamily	-	-	-	-	27,328	27,328	-
Commercial owner occupied	-	-	-	-	93,800	93,800	-
Commercial non-owner occupied	75	-	-	75	123,139	123,214	-
Consumer loans
Consumer revolving credit	-	-	-	-	21,540	21,540	-
Consumer all other credit	4	599	-	603	4,927	5,530	-
Student loans purchased	850	463	754	2,067	52,624	54,691	332
Total Loans	$1,934	$1,234	$1,317	$4,485	$532,705	$537,190	$895

Note 5. Net Income Per Share

On June 13, 2019, the Board of Directors approved a stock dividend of five percent (5%) on the outstanding shares of common stock of the Company (or .05 share for each share outstanding) which was issued on July 5, 2019 to all shareholders of record as of the close of business on June 26, 2019, referred to as the “5% Stock Dividend”. Shareholders received cash in lieu of any fractional shares that they otherwise would have been entitled to receive in connection with the stock dividend. The price paid for fractional shares was based on the volume-weighted average price of a share of common stock for the most recent three (3) days prior to the record date during which a trade of the Company’s stock occurred.

For the following table, share and per share data have been adjusted to reflect the 5% Stock Dividend. The table shows the weighted average number of shares used in computing net income per common share and the effect on the weighted average number of shares of diluted potential common stock for the three and six months ended June 30, 2019 and 2018. Potential dilutive common stock equivalents have no effect on net income available to common shareholders. (Dollars below reported in thousands except per share data.)

Three Months Ended	June 30, 2019			June 30, 2018
		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic net income per share	$2,115	2,688,005	$0.79	$1,832	2,666,120	$0.69
Effect of dilutive stock options	-	960	-	-	22,225	(0.01)
Diluted net income per share	$2,115	2,688,965	$0.79	$1,832	2,688,345	$0.68

Six Months Ended	June 30, 2019			June 30, 2018
		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic net income per share	$3,361	2,683,122	$1.25	$4,628	2,663,842	$1.74
Effect of dilutive stock options	-	4,269	-	-	21,862	(0.02)
Diluted net income per share	$3,361	2,687,391	$1.25	$4,628	2,685,704	$1.72

For the six-month period ended June 30, 2019, there were 66,308 option shares, as adjusted, considered anti-dilutive and excluded from this calculation. For the six-month period ended June 30, 2018, there were 65,888 options shares, as adjusted, considered anti-dilutive and excluded from this calculation.

Note 6. Stock Incentive Plans

At the Annual Shareholders Meeting on May 21, 2014, shareholders approved the Virginia National Bankshares Corporation 2014 Stock Incentive Plan (“2014 Plan”). The 2014 Plan makes available up to 275,625 shares of the Company’s common stock, as adjusted by the 5% Stock Dividend and prior stock dividends, to be issued to plan participants. The 2014 Plan provides for granting of both incentive and nonqualified stock options, as well as restricted stock and other stock based awards. No new grants will be issued under the 2005 Plan as this plan has expired.

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

A summary of the shares issued and available under each of the Plans is shown below as of June 30, 2019. Share data and exercise price range per share have been adjusted to reflect the 5% Stock Dividend. Although the 2005 Plan has expired and no new grants will be issued under this plan, there were options issued before the plan expired which are still outstanding as shown below.

	2005 Plan	2014 Plan
Aggregate shares issuable	253,575	275,625
Options or shares issued, net of forfeited and expired options	(59,870)	(80,055)
Cancelled due to Plan expiration	(193,705)	-
Remaining available for grant	-	195,570

Grants issued and outstanding:
Total vested and unvested shares	1,379	67,415
Fully vested shares	1,379	13,182
Exercise price range	$13.69 to	$27.39 to
	$13.69	$42.62

The Company accounts for all of its stock incentive plans under recognition and measurement accounting principles which require that the compensation cost relating to stock-based payment transactions be recognized in the financial statements. Stock-based compensation arrangements include stock options and restricted stock. All stock-based payments to employees are required to be valued at a fair value on the date of grant and expensed based on that fair value over the applicable vesting period. For the six months ended June 30, 2019 and 2018, the Company recognized $47 thousand and $17 thousand, respectively, in compensation expense for stock options. As of June 30, 2019, there was $359 thousand in unrecognized compensation expense remaining to be recognized in future reporting periods through 2024.

Stock Options

Changes in the stock options outstanding related to all of the Plans are summarized below. Share and per share data have been adjusted to reflect the 5% Stock Dividend. (Dollars in thousands except per share data):

	June 30, 2019
		Weighted Average	Aggregate
	Number of Options	Exercise Price	Intrinsic Value
Outstanding at January 1, 2019	86,611	$36.21
Issued	420	36.19
Exercised	(5,975)	(17.04)	$120
Expired	(12,262)	16.56
Outstanding at June 30, 2019	68,794	$41.37	$43

Options exercisable at June 30, 2019	14,561	$39.49	$33

The fair value of any stock option grant is estimated at the grant date using the Black-Scholes pricing model. Stock option grants for 420 and 65,888 shares, as adjusted for the 5% Stock Dividend, were issued during the first six months of 2019 and 2018, respectively. The fair value of each option granted in 2019 was estimated based on the assumptions noted in the following table:

For the six months ended
June 30, 2019
Expected volatility[1]	16.88%
Expected dividends[2]	3.24%
Expected term (in years)[3]	6.50
Risk-free rate[4]	1.83%

[1]	Based on the monthly historical volatility of the Company’s stock price over the expected life of the options.

[2]	Calculated as the ratio of historical dividends paid per share of common stock to the stock price on the date of grant.

[3]	Based on the average of the contractual life and vesting period for the respective option.

[4]	Based upon an interpolated US Treasury yield curve interest rate that corresponds to the contractual life of the option, in effect at the time of the grant.

Summary information pertaining to options outstanding at June 30, 2019 is shown below. Share and per share data have been adjusted to reflect the 5% Stock Dividend.

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
	Number of	Average	Average	Number of	Average
	Options	Remaining	Exercise	Options	Exercise
Exercise Price	Outstanding	Contractual Life	Price	Exercisable	Price
$10.65 to $20.00	1,386	3.6 Years	$13.70	1,386	$13.70
$20.01 to $30.00	1,107	7.7 Years	27.39	4	26.18
$30.01 to $40.00	8,820	8.9 Years	39.36	1,680	39.52
$40.01 to $42.62	57,481	8.9 Years	42.62	11,491	42.62
Total	68,794	8.8 Years	$41.37	14,561	$39.49

Stock Grants

On February 20, 2019, a total of 11,535 shares of stock, as adjusted for the 5% Stock Dividend, were granted to non-employee directors and certain members of executive management for services to be provided during the year ending December 31, 2019. Based on the market price on February 20, 2019 of $36.72, as adjusted for the 5% Stock Dividend, the total expense for these shares will be $424 thousand which will be expensed over the twelve months of 2019 as those services are provided. For the six months ended June 30, 2019, $212 thousand of this total has been realized in stock grant expense. There were no stock grants issued during the year ended December 31, 2018.

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

The following tables present the balances measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 (dollars in thousands):

		Fair Value Measurements at June 30, 2019 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$19,461	$-	$19,461	$-
Mortgage-backed securities/CMOs	26,465	-	26,465	-
Municipal bonds	10,922	-	10,922	-
Total securities available for sale	$56,848	$-	$56,848	$-

		Fair Value Measurements at December 31, 2018 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$18,974	$-	$18,974	$-
Mortgage-backed securities/CMOs	25,063	-	25,063	-
Municipal bonds	17,355	-	17,355	-
Total securities available for sale	$61,392	$-	$61,392	$-

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

Other Real Estate Owned

Other real estate owned (“OREO”) is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the Allowance for Loan Losses. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the Consolidated Statements of Income. As of June 30, 2019 and December 31, 2018, the Company had no OREO property.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected when due. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral, or using the present value of expected future cash flows discounted at the loan’s effective interest rate, which is not a fair value measurement. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3.

Impaired loans that are measured based on expected future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest are not recorded at fair value, and are therefore excluded from fair value disclosure requirements.

The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3).

Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. The Company had impaired loans of $2.6 million as of June 30, 2019 and $2.8 million as of December 31, 2018. All impaired loans were measured based on expected future cash flows discounted at the loan’s effective interest rate.

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

The carrying values and estimated fair values of the Company's financial instruments as of June 30, 2019 and December 31, 2018 are as follows (dollars in thousands):

		Fair Value Measurement at June 30, 2019 using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$24,794	$24,794	$-	$-	$24,794
Available for sale securities	56,848	-	56,848	-	56,848
Loans, net	516,946	-	-	501,483	501,483
Bank owned life insurance	16,190	-	16,190	-	16,190
Accrued interest receivable	2,264	-	278	1,986	2,264

Liabilities
Demand deposits and interest-bearing transaction, money market, and savings accounts	$431,526	$-	$431,526	$-	$431,526
Certificates of deposit	121,993	-	122,730	-	122,730
Accrued interest payable	317	-	317	-	317

		Fair Value Measurement at December 31, 2018 using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$18,874	$18,874	$-	$-	$18,874
Available for sale securities	61,392	-	61,392	-	61,392
Loans, net	532,299	-	-	514,917	514,917
Bank owned life insurance	16,790	-	16,790	-	16,790
Accrued interest receivable	2,100	-	342	1,758	2,100

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$464,002	$-	$464,002	$-	$464,002
Certificates of deposit	108,531	-	108,323	-	108,323
Accrued interest payable	243	-	243	-	243

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

Note 8. Other Comprehensive Income

A component of the Company’s other comprehensive income, in addition to net income from operations, is the recognition of the unrealized gains and losses on available for sale securities, net of income taxes. Reclassifications of realized gains and losses on available for sale securities are reported in the income statement as “Gains (losses) on sales and calls of securities” with the corresponding income tax effect reflected as a component of income tax expense. Amounts reclassified out of accumulated other comprehensive income are presented below for the three and six months ended June 30, 2019 and 2018 (dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Available for sale securities
Realized gains on sales of securities	$64	$-	$64	$-
Tax effect	(13)	-	(13)	-
Realized gains, net of tax	$51	$-	$51	$-

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

The four reportable segments are:

●

Bank - The commercial banking segment involves making loans and generating deposits from individuals, businesses and charitable organizations. Loan fee income, service charges from deposit accounts, and other non- interest-related fees, such as fees for debit cards and ATM usage and fees for treasury management services, generate additional income for the Bank segment.

●

VNB Investment Services - VNB Investment Services offers wealth management and investment advisory services. Revenue for this segment is generated primarily from investment advisory and financial planning fees, with a small and decreasing portion attributable to brokerage commissions.

●

VNB Trust & Estate Services – VNB Trust & Estate Services offers corporate trustee services, trust and estate administration, IRA administration and custody services. Revenue for this segment is generated from administration, service and custody fees, as well as management fees which are derived from Assets Under Management and incentive income which is based on the investment returns generated on performance-based Assets Under Management. Investment management services currently are offered through in-house and third-party managers. In addition, royalty income, in the form of fixed and incentive fees, from the sale of Swift Run Capital Management, LLC in 2013 is reported as income of VNB Trust & Estate Services. More information on royalty income and the related sale can be found under Summary of Significant Accounting Policies in Note 1 of the notes to consolidated financial statements, which is found in Item 8. Financial Statements and Supplementary Data, in the Company’s Form 10-K Report for December 31, 2018.

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

A management fee for administrative and technology support services provided by the Bank is allocated to the other three lines of business previously combined under VNB Wealth. For both the six months ended June 30, 2019 and 2018, management fees totaling $50 thousand were charged by the Bank and eliminated in consolidated totals.

Segment information for the three months and six months ended June 30, 2019 and 2018 is shown in the following tables (dollars in thousands).

		VNB	VNB Trust &
		Investment	Estate	Masonry
Three months ended June 30, 2019	Bank	Services	Services	Capital	Consolidated
Net interest income	$5,461	$-	$-	$-	$5,461
Provision for (recovery of) loan losses	(64)	-	-	-	(64)
Noninterest income	1,137	156	348	59	1,700
Noninterest expense	4,073	147	303	162	4,685
Income before income taxes	2,589	9	45	(103)	2,540
Provision for income taxes	435	2	10	(22)	425
Net income	$2,154	$7	$35	$(81)	$2,115
Total assets	$633,573	NR*	NR*	$200	$633,773

		VNB	VNB Trust &
		Investment	Estate	Masonry
Six months ended June 30, 2019	Bank	Services	Services	Capital	Consolidated
Net interest income	$11,029	$-	$-	$-	$11,029
Provision for loan losses	620	-	-	-	620
Noninterest income	1,710	292	694	63	2,759
Noninterest expense	7,872	283	610	331	9,096
Income before income taxes	4,247	9	84	(268)	4,072
Provision for income taxes	747	2	18	(56)	711
Net income	$3,500	$7	$66	$(212)	$3,361

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

The following tables present information about the Company’s leases (dollars in thousands):

June 30, 2019
Lease liability	$3,945
Right-of-use asset	$3,930
Weighted average remaining lease term	5.50 years
Weighted average discount rate	2.82%

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Expense	2019	2018	2019	2018
Operating lease expense	$204	NR*	$408	NR*
Short-term lease expense	37	NR*	73	NR*
Total lease expense	$241	$226	$481	$451
Cash paid for amounts included in lease liabilities	$197	NR*	$393	NR*

* Not reportable

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Undiscounted Cash Flow	June 30, 2019
Six months ending December 31, 2019	$395
Twelve months ending December 31, 2020	799
Twelve months ending December 31, 2021	807
Twelve months ending December 31, 2022	767
Twelve months ending December 31, 2023	680
Twelve months ending December 31, 2024	469
Thereafter	354
Total undiscounted cash flows	$4,271
Less: Discount	(326)
Lease liability	$3,945

Note 11. Commitments and Contingent Liabilities

The Company is currently involved in pending and threatened legal proceedings, both relating to the same matter. While management does not believe that the claims against the Company have merit and is prepared to vigorously defend such claims, the Company accrued a contingent liability of $300 thousand in accordance with applicable accounting guidance and based on the Company’s estimate of a range of possible loss. This amount (a) has been recognized as a loss and appears within other noninterest expense in the Consolidated Statements of Income for the three and six months ended June 30, 2019 and (b) appears as a contingent liability within accrued interest payable and other liabilities in the Consolidated Balance Sheet as of June 30, 2019.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Virginia National Bankshares Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2018, included in the Company’s 2018 Form 10-K. Per share data for June 30, 2019 and all preceding periods disclosed have been adjusted to reflect the 5% stock dividend effective July 5, 2019 (the “5% Stock Dividend”). Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019 or any future period.

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

FINANCIAL CONDITION

Total assets

The total assets of the Company as of June 30, 2019 were $633.8 million. This is an $11.0 million decrease from the $644.8 million total assets reported at December 31, 2018 and a $20.9 million decrease from the $654.7 million reported at June 30, 2018. A $15.4 million decrease in loans since December 31, 2018 was the major reason for the decrease in assets since year-end.

Federal funds sold

The Company had overnight federal funds sold of $12.3 million as of June 30, 2019, compared to $7.1 million as of December 31, 2018 and $18.3 million as of June 30, 2018. Any excess funds are sold on a daily basis in the federal funds market. The Company intends to maintain sufficient liquidity at all times to meet its funding commitments.

The Company continues to participate in the Federal Reserve Bank of Richmond’s Excess Balance Account (“EBA”). The EBA is a limited-purpose account at the Federal Reserve Bank for the maintenance of excess cash balances held by financial institutions. The EBA eliminates the potential of concentration risk that comes with depositing excess balances with one or multiple correspondent banks.

Securities

The Company’s investment securities portfolio as of June 30, 2019 totaled $58.5 million, a decrease of $4.5 million compared with the $63.0 million reported at December 31, 2018 and a decrease of $8.2 million from the $66.7 million reported at June 30, 2018. Management proactively manages the mix of earning assets and cost of funds to maximize the earning capacity of the Company. During June of 2019, management sold approximately $10.4 million of securities, realizing a gain of $64 thousand, to reposition the portfolio for higher yield. Approximately $6.9 million had been reinvested into higher yielding securities as of June 30, 2019, and the remaining $3.5 million in purchases settle in July and August. At June 30, 2019 and June 30, 2018, the investment securities holdings represented 9.2% and 10.2% of the Company’s total assets, respectively.

The Company’s investment securities portfolio included restricted securities totaling $1.7 million as of June 30, 2019 and December 31, 2018, compared to $3.2 million as of June 30, 2018. These securities represent stock in the Federal Reserve Bank of Richmond (“FRB-R”), the Federal Home Loan Bank of Atlanta (“FHLB-A”), and CBB Financial Corporation (“CBBFC”), the holding company for Community Bankers Bank. The level of FRB-R and FHLB-A stock that the Company is required to hold is determined in accordance with membership guidelines provided by the Federal Reserve Bank Board of Governors or the Federal Home Loan Bank of Atlanta. The decrease compared to June 30, 2018 was due to the decrease in the Company’s short-term borrowing initiated with the FHLB-A from the second quarter of 2018 to the second quarter of 2019. Stock ownership in the bank holding company for Community Bankers’ Bank provides the Bank with several benefits that are not available to non-shareholder correspondent banks. None of these restricted securities are traded on the open market and can only be redeemed by the respective issuer.

At June 30, 2019, the unrestricted securities portfolio totaled $56.8 million. The following table summarizes the Company's available for sale securities by type as of June 30, 2019, December 31, 2018, and June 30, 2018 (dollars in thousands):

	June 30, 2019		December 31, 2018		June 30, 2018
		Percent		Percent		Percent
	Balance	of Total	Balance	of Total	Balance	of Total
U.S. Government agencies	$19,461	34.2%	$18,974	30.9%	$18,746	29.5%
Mortgage-backed securities/CMOs	26,465	46.6%	25,063	40.8%	27,117	42.6%
Municipal bonds	10,922	19.2%	17,355	28.3%	17,718	27.9%
Total available for sale securities	$56,848	100.0%	$61,392	100.0%	$63,581	100.0%

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

As of June 30, 2019, total loans were $521.8 million, compared to $537.2 million as of December 31, 2018 and $535.0 million at June 30, 2018. Loans as a percentage of total assets at June 30, 2019 were 82.3%, compared to 81.7% as of June 30, 2018. Loans as a percentage of deposits at June 30, 2019 were 94.3%, compared to 99.7% as of June 30, 2018. This loan-to-deposit ratio is in line with our strategy to achieve an effective mix of earning assets and liabilities on our balance sheet.

The following table summarizes the Company's loan portfolio by type of loan as of June 30, 2019, December 31, 2018, and June 30, 2018 (dollars in thousands):

	June 30, 2019		December 31, 2018		June 30, 2018
		Percent		Percent		Percent
	Balance	of Total	Balance	of Total	Balance	of Total
Commercial and industrial	$86,610	16.6%	$85,027	15.8%	$85,146	15.9%
Real estate - commercial	245,906	47.1%	254,739	47.4%	255,223	47.7%
Real estate - residential mortgage	96,472	18.5%	98,139	18.3%	84,839	15.8%
Real estate - construction	14,320	2.8%	17,524	3.3%	19,627	3.7%
Consumer loans	78,455	15.0%	81,761	15.2%	90,170	16.9%
Total loans	$521,763	100.0%	$537,190	100.0%	$535,005	100.0%

Loan balances declined $15.4 million, or 2.9%, since December 31, 2018 and declined $13.2 million, or 2.5%, from June 30, 2018. Over the one-year period, the loan fluctuation consisted of $36.6 million in new funding from organic loan growth and $28.0 million in net growth in purchased loans, offset by $55.4 million in regular payoffs and normal amortization, $14.9 million in payoffs from businesses sold or properties sold by borrowers, and $7.5 million in a participation purchased being recalled by the primary lender. The purchase of loans is considered a secondary strategy, which allows the Company to supplement organic loan growth. Purchased loans with balances outstanding of $115.6 million as of June 30, 2019 were comprised of:

●	Student loans totaling $49.9 million. The Company purchased two student loan packages in 2015 and a third in the fourth quarter of 2016. A fourth tranche was closed in December 2017 for an additional $15.0 million. Along with the purchase of these four packages of student loans, the Company purchased surety bonds to fully insure this portion of the Company’s consumer portfolio. However, during June 2018, ReliaMax Surety, the insurance company which issued the surety bonds, was placed into liquidation due to insolvency. Loss claims were filed for loans in default as of July 27, 2018, when the surety bonds were terminated, and the Company anticipates payment on approved claims.

●	Loans guaranteed by a U.S. government agency (“government guaranteed”) totaling $35.1 million, inclusive of premium. During the fourth quarter of 2016, the Company began augmenting the commercial and industrial portfolio with government guaranteed loans which represent the portion of loans that are 100% guaranteed by either the United States Department of Agriculture (“USDA”) or the Small Business Administration (“SBA”); the originating institution holds the unguaranteed portion of each loan and services it. These government guaranteed portion of loans are typically purchased at a premium. In the event of early prepayment, the Company may need to write off any unamortized premium.

●	Syndicated loans totaling $12.1 million. Syndicated loans represent shared national credits in leveraged lending transactions and are included in the commercial and industrial portfolio. The Company has developed policies to limit overall credit exposure to the syndicated market, as well as limits by industry and amount per borrower.

●	Mortgage loans totaling $18.5 million. In the fourth quarter of 2018, the Company purchased a package of 1-to-4 family residential mortgages. Each of the 42 adjustable rate loans purchased were individually underwritten by the Company prior to the closing of the purchase. The collateral on these loans is located primarily on the East Coast of the United States.

Management will continue to evaluate loan purchase transactions as needed to supplement organic loan growth, as part of its strategy to strengthen earnings and attain an effective mix of earning assets.

Loan quality

Non-accrual loans totaled $390 thousand at June 30, 2019, compared to the $615 thousand and $447 thousand reported at December 31, 2018 and June 30, 2018, respectively. The Company had loans in its portfolio totaling $617 thousand, $895 thousand and $143 thousand, as of June 30, 2019, December 31, 2018 and June 30, 2018, respectively, that were ninety or more days past due which were all still accruing interest as the Company deems them to be collectible.

At June 30, 2019 and December 31, 2018, the Company had loans classified as impaired loans in the amount of $2.6 million, compared to $2.9 million at June 30, 2018. Based on regulatory guidance on Student Lending, the Company has classified 68 of its purchased student loans as TDRs for a total of $1.2 million as of June 30, 2019. These borrowers that should have been in repayment have requested and been granted payment extensions or reductions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered restructurings. Student loan borrowers are allowed in-school deferments, plus an automatic six-month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance. Management has evaluated these loans individually for impairment and included any potential loss in the allowance for loan loss; interest continues to accrue on these TDRs during any deferment and forbearance periods.

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

The relationship of the allowance for loan losses to total loans at June 30, 2019, December 31, 2018, and June 30, 2018 appears below (dollars in thousands):

	June 30,	December 31,	June 30,
	2019	2018	2018
Loans held for investment at period-end	$521,763	$537,190	$535,005
Allowance for loan losses	$4,817	$4,891	$4,698
Allowance as a percent of period-end loans	0.92%	0.91%	0.88%

Provisions for loan losses totaling $620 thousand and $605 thousand were recorded in the first six months of 2019 and 2018, respectively. The following is a summary of the changes in the allowance for loan losses for the six months ended June 30, 2019 and June 30, 2018 (dollars in thousands):

	2019	2018
Allowance for loan losses, January 1	$4,891	$4,043
Charge-offs	(823)	(1)
Recoveries	129	51
Provision for loan losses	620	605
Allowance for loan losses, June 30	$4,817	$4,698

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

Management reviews the Allowance for Loan Losses on a quarterly basis to ensure it is adequate based upon the calculated potential losses inherent in the portfolio. Management believes the allowance for loan losses was adequately provided for as of June 30, 2019.

Premises and equipment

The Company’s premises and equipment, net of depreciation, as of June 30, 2019 totaled $6.6 million compared to $7.0 million as of December 31, 2018 and $7.1 million as of June 30, 2018. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method based on the estimated useful lives of assets. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, assets and related accumulated depreciation are removed from the books, and any resulting gain or loss is charged to income.

As of June 30, 2019, the Company and its subsidiaries occupied five full-service banking facilities in the cities of Charlottesville and Winchester, as well as the county of Albemarle in Virginia. The Company also operates a drive-through location at 301 East Water Street, Charlottesville, Virginia. The Bank closed its Orange, Virginia office effective April 13, 2018; expanded messenger service continues to be available to the customers within and surrounding Orange, Virginia.

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

Leases

$3.9 million of the increase in each of Other Assets and Other Liabilities resulted from the Company’s implementation of ASU 2016-02 “Leases” (Topic 842). This implementation required the Company to recognize right-of-use assets, which are assets that represent the Company’s right to use, or control the use of, a specified asset for the lease term, offset by the lease liability, which is the Company’s obligation to make lease payments arising from a lease, measured on a discounted basis.

Deposits

Depository accounts represent the Company’s primary source of funds and are comprised of demand deposits, interest-bearing checking, money market, and savings accounts as well as time deposits. These deposits have been provided predominantly by individuals, businesses and charitable organizations in the Charlottesville/Albemarle and Winchester areas.

Total deposits as of June 30, 2019 were $553.5 million, down $19.0 million compared to the balances of $572.5 million at December 31, 2018, yet up $16.8 million compared to the $536.7 million total as of June 30, 2018.

Deposit accounts
(dollars in thousands)	June 30, 2019		December 31, 2018		June 30, 2018
		% of Total		% of Total		% of Total
	Balance	Deposits	Balance	Deposits	Balance	Deposits
No cost and low cost deposits:
Noninterest demand deposits	$158,166	28.6%	$185,819	32.4%	$172,744	32.2%
Interest checking accounts	97,620	17.6%	106,884	18.7%	86,008	16.0%
Money market and savings deposit accounts	175,740	31.8%	171,299	29.9%	146,505	27.3%

Total noninterest and low cost deposit accounts	431,526	78.0%	464,002	81.0%	405,257	75.5%

Time deposit accounts:
Certificates of deposit	96,925	17.5%	81,265	14.2%	79,084	14.7%
CDARS deposits	25,068	4.5%	27,266	4.8%	52,405	9.8%
Total certificates of deposit and other time deposits	121,993	22.0%	108,531	19.0%	131,489	24.5%

Total deposit account balances	$553,519	100.0%	$572,533	100.0%	$536,746	100.0%

Noninterest-bearing demand deposits on June 30, 2019 were $158.2 million, representing 28.6% of total deposits. Interest-bearing transaction, money market, and savings accounts totaled $273.4 million, and represented 49.4% of total deposits at June 30, 2019. Collectively, noninterest-bearing and interest-bearing transaction and money market accounts represented 78.0% of total deposit accounts at June 30, 2019. These account types are an excellent source of low-cost funding for the Company.

The Company implemented insured cash sweep (“ICS®”) deposit products during the third quarter of 2018. ICS® deposit balances of $16.0 million and $24.4 million are included in the interest checking accounts and the money market and savings deposit accounts balances, respectively, in the table above, as of June 30, 2019. As of December 31, 2018, ICS® deposit balances of $15.8 million and $21.0 million are included in the interest checking accounts and the money market and savings deposit account balances, respectively.

The remaining 22.0% of total deposits consisted of certificates of deposit and other time deposit accounts totaling $122.0 million at June 30, 2019. Included in this deposit total are Certificate of Deposit Account Registry Service CDs, known as CDARSTM, whereby depositors can obtain FDIC deposit insurance on account balances of up to $50 million. CDARSTM deposits totaled $25.1 million as of June 30, 2019, all of which were reciprocal balances for the Bank’s customers.

Borrowings

Short-term borrowings, consisting primarily of Federal Home Loan Bank (FHLB) advances and federal funds purchased, are additional sources of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company's ability to earn a favorable spread on the funds obtained.

Repurchase agreements, also referred to as securities sold under agreement to repurchase, were available to non-individual accountholders on an overnight term through the Company’s investment sweep product. Under the agreements to repurchase, invested funds were fully collateralized by security instruments that were pledged on behalf of customers utilizing this product. The repurchase agreement product was discontinued by the Company effective December 31, 2018, in connection with the roll-out of ICS® to customers, and therefore, there were no balances in repurchase agreements as of June 30, 2019 or December 31, 2018. Total balances in repurchase agreements as of June 30, 2018 were $13.4 million.

The Company has a collateral dependent line of credit with the FHLB of Atlanta. As of June 30, 2019 and December 31, 2018, the Company had no outstanding balances from FHLB advances. As of June 30, 2018, the Company had outstanding FHLB advances of $35.0 million.

Additional borrowing arrangements maintained by the Bank include formal federal funds lines with four major regional correspondent banks. The Company had no outstanding balances as of June 30, 2019, December 31, 2018 or June 30, 2018.

Shareholders' equity and regulatory capital ratios

The following table displays the changes in shareholders' equity for the Company from December 31, 2018 to June 30, 2019 (dollars in thousands):

Equity, December 31, 2018	$70,742
Net income	3,361
Other comprehensive income	1,240
Cash dividends declared	(1,573)
Stock granted	424
Stock options exercised	102
Equity increase due to expensing of stock options	47
Equity, June 30, 2019	$74,343

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

Using the new capital requirements, the Company’s capital ratios remain well above the levels designated by bank regulators as "well capitalized" at June 30, 2019. Under the current risk-based capital guidelines of federal regulatory authorities, the Company’s common equity Tier 1 capital ratio and Tier 1 capital ratio are both at 14.71% of its risk-weighted assets and are in excess of the well-capitalized minimum capital requirements of 6.50% and 8.00%, respectively. Additionally, the Company has a total capital ratio of 15.68% of its risk-weighted assets and leverage ratio of 11.51% of total assets, which are both in excess of the well-capitalized minimum 10.00% and 5.00% level designated by bank regulators under “well capitalized” capital guidelines.

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

Net interest income is discussed in Management’s Discussion and Analysis on a GAAP basis, unless noted as “FTE”; and the reconcilement below shows the fully taxable-equivalent adjustment to net interest income to aid the reader in understanding the computations of net interest margin and the efficiency ratio on a non-GAAP basis (dollars in thousands):

Reconcilement of Non-GAAP
Measures:	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net interest income	$5,461	$5,692	$11,029	$11,388
Fully taxable-equivalent adjustment	20	24	42	45
Net interest income (FTE)	$5,481	$5,716	$11,071	$11,433

Efficiency ratio	65.4%	57.5%	66.0%	55.8%
Impact of FTE adjustment	-0.2%	-0.2%	-0.2%	-0.2%
Efficiency ratio (FTE)	65.2%	57.3%	65.8%	55.7%

Net interest margin	3.65%	3.76%	3.71%	3.79%
Fully tax-equivalent adjustment	0.02%	0.02%	0.01%	0.02%
Net interest margin (FTE)	3.67%	3.78%	3.72%	3.81%

Net income

Net income for the three months ended June 30, 2019 was $2.1 million, a 15.5% increase compared to the $1.8 million reported for the three months ended June 30, 2018. Net income per diluted share was $0.79 for the quarter ended June 30, 2019 compared to $.68 per diluted share for the same quarter in the prior year, each adjusted to reflect the 5% Stock Dividend. The increase in net income for the second quarter of 2019, when compared to the same period of 2018, was driven by a $765 thousand fluctuation in the provision for (recovery of) loan losses and a $355 thousand increase in earnings from the proceeds of bank owned life insurance, offset by a $339 thousand increase in salaries and employee benefits and a $300 thousand loss accrual, included in other noninterest expense, related to pending and threatened legal proceedings. This loss accrual had the impact of reducing net income by $237 thousand and earnings per share, diluted and adjusted for the 5% Stock Dividend, by $0.09, in the second quarter of 2019. For more information regarding this accrual, please refer to the earlier discussion of Commitments and Contingent Liabilities in Note 11 of the Notes to Consolidated Financial Statements.

Net income for the first six months of 2019 was $3.4 million, a 27.4% decrease compared to the $4.6 million reported for the six months ended June 30, 2018. Net income per diluted share was $1.25 for the six months ended June 30, 2019 compared to $1.72 per diluted share for the same quarter in the prior year, as adjusted to reflect the 5% Stock Dividend. The decrease in net income for the first six months of 2019, when compared to the same period of 2018, was driven by a $544 thousand decrease in royalty income, a $694 thousand increase in salaries and employee benefits and a $300 thousand loss accrual included in other noninterest expense, as noted above, offset by a $355 thousand increase in earnings from the proceeds of bank owned life insurance.

Net interest income

Net interest income (FTE) for the three months ended June 30, 2019 was $5.5 million, a 4.1% decrease compared to net interest income of $5.7 million for the three months ended June 30, 2018. Net interest income was negatively impacted by the effect of higher rates paid on deposit balances, increasing interest expense by $482 thousand, compared to the effect of higher rates earned on loans, which positively impacted net interest income by $242 thousand. The lower volume of borrowing positively impacted net interest income by $180 thousand for the second quarter of 2019 as compared to the second quarter of 2018.

Net interest income (FTE) for the first six months of 2019 was $11.1 million, a 3.2% decrease compared to net interest income of $11.4 million for the first six months of 2018. Net interest income was negatively impacted by the effect of higher rates paid on deposit balances, increasing interest expense by $929 thousand, compared to the effect of higher rates earned on loans, which positively impacted net interest income by $532 thousand. The lower volume of borrowing positively impacted net interest income by $267 thousand for the second quarter of 2019 as compared to the second quarter of 2018.

Net interest margin (FTE) is the ratio of net interest income (FTE) to average earning assets for the period. The level of interest rates, together with the volume and mix of earning assets and interest-bearing liabilities, impact net interest income (FTE) and net interest margin (FTE). The net interest margin (FTE) of 3.67% for the quarter ended June 30, 2019 was eleven basis points lower than the 3.78% for the quarter ended June 30, 2018. The net interest margin (FTE) of 3.72% for the six months ended June 30, 2019 was nine basis points lower than the 3.81% for the quarter ended June 30, 2018. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP net interest margin.

Total interest income (FTE) for the three months ended June 30, 2019 was $165 thousand higher than the same period in the prior year. The increased yield on loans was the major contributor to the increased interest income. This shift resulted in an earning asset yield, as computed on a tax-equivalent basis, of 4.38% on average earning asset balances of $599.8 million for the three months ended June 30, 2019. The earning asset yield, as computed on a tax-equivalent basis, was 4.22% on average earning asset balances of $607.1 million for the three months ended June 30, 2018.

Total interest income (FTE) for the six months ended June 30, 2019 was $500 thousand higher than the same period in the prior year. The increased yield on loans was the major contributor to the increased interest income. This shift resulted in an earning asset yield, as computed on a tax-equivalent basis, of 4.39% on average earning asset balances of $599.8 million for the six months ended June 30, 2019. The earning asset yield, as computed on a tax-equivalent basis, was 4.18% on average earning asset balances of $604.8 million for the six months ended June 30, 2018.

Offsetting the increased interest income was an increase in interest expense of $400 thousand for the three months ended June 30, 2019 compared to the same period in the prior year. Interest expense increased $862 thousand for the six months ended June 30, 2019 compared to the same period in the prior year. The primary reason for the increase in interest expense is the increased rates paid on deposits to be competitive in the market. The rate paid on interest-bearing deposits averaged 106 basis points in the second quarter of 2019, compared to 58 basis points for the second quarter of 2018. The rate paid on interest-bearing deposits averaged 98 basis points for the first six months of 2019, compared to 50 basis points for the first six months of 2018. Average balances of interest-bearing deposits also increased, from $366.4 million in the second quarter of 2018 to $397.1 million in the second quarter of 2019 and from $362.8 million for the first six months of 2018 to $388.6 million for the first six months of 2019. Average balances of borrowed funds decreased from $40.8 million in the second quarter of 2018 to $3.8 million in the second quarter of 2019, and decreased from $38.0 million for the first six months of 2018 to $6.9 million for the first six months of 2019, causing a decrease in interest expense on borrowed funds over both periods. A table showing the mix of no cost and low cost deposit accounts is shown under “Financial Condition - Deposits” earlier in this report.

The following tables detail the average balance sheet, including an analysis of net interest income (FTE) for earning assets and interest bearing liabilities, for the three and six months ended June 30, 2019 and 2018. These tables also include a rate/volume analysis for these same periods (dollars in thousands).

Consolidated Average Balance Sheet And Analysis of Net Interest Income

	For the three months ended
	June 30, 2019			June 30, 2018			Change in Interest Income/Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to: [4]		Total
(dollars in thousands)	Balance	Income Expense	Yield/ Cost	Balance	Income Expense	Yield/ Cost	Volume	Rate	Increase/ (Decrease)
ASSETS
Interest Earning Assets:
Securities
Taxable Securities	$49,814	$277	2.22%	$53,847	$303	2.25%	$(22)	$(4)	$(26)
Tax Exempt Securities [1]	12,715	96	3.02%	13,170	109	3.31%	(4)	(9)	(13)
Total Securities [1]	62,529	373	2.39%	67,017	412	2.46%	(26)	(13)	(39)
Total Loans	524,424	6,105	4.67%	530,885	5,936	4.48%	(73)	242	169
Fed Funds Sold	12,885	74	2.30%	9,206	39	1.70%	19	16	35
Total Earning Assets	599,838	6,552	4.38%	607,108	6,387	4.22%	(80)	245	165
Less: Allowance for Loan Losses	(4,951)			(3,986)
Total Non-Earning Assets	44,452			37,814
Total Assets	$639,339			$640,936

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$100,983	$47	0.19%	$91,061	$11	0.05%	$1	$35	$36
Money Market and Savings Deposits	169,128	416	0.99%	155,432	253	0.65%	24	139	163
Time Deposits	126,993	586	1.85%	119,933	262	0.88%	16	308	324
Total Interest-Bearing Deposits	397,104	1,049	1.06%	366,426	526	0.58%	41	482	523
Repurchase agreements and other borrowed funds	3,800	22	2.32%	40,792	145	1.43%	(180)	57	(123)
Total Interest-Bearing Liabilities	400,904	1,071	1.07%	407,218	671	0.66%	(139)	539	400
Non-Interest-Bearing Liabilities:
Demand deposits	159,425			164,388
Other liabilities	5,421			1,333
Total Liabilities	565,750			572,939
Shareholders' Equity	73,589			67,997
Total Liabilities & Shareholders' Equity	$639,339			$640,936
Net Interest Income (FTE)		$5,481			$5,716		$59	$(294)	$(235)
Interest Rate Spread [2]			3.31%			3.56%
Interest Expense as a Percentage of Average Earning Assets			0.72%			0.44%
Net Interest Margin (FTE) [3]			3.67%			3.78%

(1)	Tax-exempt income for investment securities has been adjusted to a fully tax-equivalent basis (FTE), using a Federal income tax rate of 21%. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP Presentations earlier in this section.

(2)	Interest spread is the average yield earned on earning assets less the average rate paid on interest-bearing liabilities.

(3)	Net interest margin (FTE) is net interest income expressed as a percentage of average earning assets.

(4)	The impact on the net interest income (FTE) resulting from changes in average balances and average rates is shown for the period indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Consolidated Average Balance Sheet And Analysis of Net Interest Income

	For the six months ended
	June 30, 2019			June 30, 2018			Change in Interest Income/Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to: [4]		Total
	Balance	Income	Yield/	Balance	Income	Yield/			Increase/
(dollars in thousands)		Expense	Cost		Expense	Cost	Volume	Rate	(Decrease)
ASSETS
Interest Earning Assets:
Securities
Taxable Securities	$50,046	$555	2.22%	$54,072	$610	2.26%	$(45)	$(10)	$(55)
Tax Exempt Securities (1)	12,824	199	3.10%	13,607	216	3.17%	(12)	(5)	(17)
Total Securities (1)	62,870	754	2.40%	67,679	826	2.44%	(57)	(15)	(72)
Total Loans	528,854	12,202	4.65%	527,882	11,649	4.45%	21	532	553
Fed Funds Sold	8,077	93	2.32%	9,262	74	1.61%	(10)	29	19
Total Earning Assets	599,801	13,049	4.39%	604,823	12,549	4.18%	(46)	546	500
Less: Allowance for Loan Losses	(4,928)			(4,016)
Total Non-Earning Assets	42,074			37,930
Total Assets	$636,947			$638,737

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$101,944	$96	0.19%	$93,336	$23	0.05%	$2	$71	$73
Money Market and Savings Deposits	165,339	748	0.91%	156,217	473	0.61%	29	246	275
Time Deposits	121,327	1,045	1.74%	113,198	402	0.72%	31	612	643
Total Interest-Bearing Deposits	388,610	1,889	0.98%	362,751	898	0.50%	62	929	991
Repurchase agreements and other borrowed funds	6,908	89	2.60%	38,021	218	1.16%	(267)	138	(129)
Total Interest-Bearing Liabilities	395,518	1,978	1.01%	400,772	1,116	0.56%	(205)	1,067	862
Non-Interest-Bearing Liabilities:
Demand deposits	165,322			169,245
Other liabilities	3,337			1,600
Total Liabilities	564,177			571,617
Shareholders' Equity	72,770			67,120
Total Liabilities & Shareholders' Equity	$636,947			$638,737
Net Interest Income (FTE)		$11,071			$11,433		$159	$(521)	$(362)
Interest Rate Spread (2)			3.37%			3.62%
Interest Expense as a Percentage of Average Earning Assets			0.67%			0.37%
Net Interest Margin (FTE) [3]			3.72%			3.81%

(1)	Tax-exempt income for investment securities has been adjusted to a fully tax-equivalent basis (FTE), using a Federal income tax rate of 21%. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP Presentations earlier in this section.

(2)	Interest spread is the average yield earned on earning assets less the average rate paid on interest-bearing liabilities.

(3)	Net interest margin (FTE) is net interest income expressed as a percentage of average earning assets.

(4)	The impact on the net interest income (FTE) resulting from changes in average balances and average rates is shown for the period indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for loan losses

A recovery of loan losses of $64 thousand was recognized in the second quarter of 2019 due primarily to the lower level of delinquencies within the student loan portfolio, along with the decreased balances in the organic loan portfolio. A provision of $701 thousand was recognized in the second quarter of 2018 when we were notified of the loss of surety bonds which previously covered the student loan portfolio. A provision for loan losses of $620 thousand was recorded in the first six months of 2019, compared to $605 thousand recorded for the first six months of 2018. The allowance for loan losses as a percentage of total loans at June 30, 2019 was 0.92%, compared to 0.91% as of December 31, 2018 and 0.88% as of June 30, 2018. Further discussion of management’s assessment of the allowance for loan losses is provided earlier in the report and in Note 4 – Allowance for Loan Losses, found in the Notes to the Consolidated Financial Statements. In management’s opinion, the allowance was adequately provided for at June 30, 2019.

Noninterest income

The components of noninterest income for the three months ended June 30, 2019 and 2018 are shown below (dollars in thousands):

	For the three months ended		Variance
	June 30, 2019	June 30, 2018	$	%
Noninterest income:
Trust income	$402	$427	$(25)	-5.9%
Advisory and brokerage income	156	142	14	9.9%
Royalty income	4	34	(30)	-88.2%
Deposit account fees	192	236	(44)	-18.6%
Debit/credit card and ATM fees	189	204	(15)	-7.4%
Earnings/increase in value of bank owned life insurance	466	111	355	N/A
Fees on mortgage sales	56	46	10	21.7%
Gains on sales of securities	64	-	64	N/A
Other	171	107	64	59.8%
Total noninterest income	$1,700	$1,307	$393	30.1%

Noninterest income for the quarter ended June 30, 2019 of $1.7 million was $393 thousand or 30.1% higher than the amount recorded for the quarter ended June 30, 2018. This increase was largely due to the increase in earnings from bank owned life insurance, due to a death benefit received as a result of the death of a former employee.

The components of noninterest income for the six months ended June 30, 2019 and 2018 are shown below (dollars in thousands):

	For the six months ended		Variance
	June 30, 2019	June 30, 2018	$	%
Noninterest income:
Trust income	$749	$841	$(92)	-10.9%
Advisory and brokerage income	292	282	10	3.5%
Royalty income	8	552	(544)	-98.6%
Deposit account fees	373	483	(110)	-22.8%
Debit/credit card and ATM fees	346	391	(45)	-11.5%
Earnings/increase in value of bank owned life insurance	576	220	356	N/A
Fees on mortgage sales	86	82	4	4.9%
Gains on sales of securities	64	-	64	N/A
Losses on sales of assets	-	(33)	33	100.0%
Other	265	203	62	30.5%
Total noninterest income	$2,759	$3,021	$(262)	-8.7%

Noninterest income for the six months ended June 30, 2019 of $2.8 million was $262 thousand or 8.7% lower than the amount recorded for the six months ended June 30, 2018. This decrease was due to the lack of performance fee royalty income in the first quarter of 2019, compared to $518 thousand in the first quarter of 2018. Royalty income is collected periodically from SRCM Holdings, LLC, as described in Note 1 – Summary of Significant Accounting Policies, found in the Notes to the Consolidated Financial Statements within the Company’s Form 10-K for the year ended December 31, 2018.

The decrease was offset by the increased earnings from bank owned life insurance during the second quarter of 2019, as noted previously.

Noninterest expense

The components of noninterest expense for the three months ended June 30, 2019 and 2018 are shown below (dollars in thousands):

	For the three months ended		Variance
	June 30, 2019	June 30, 2018	$	%
Noninterest expense:
Salaries and employee benefits	$2,321	$1,982	$339	17.1%
Net occupancy	444	449	(5)	-1.1%
Equipment	114	118	(4)	-3.4%
ATM, debit and credit card	45	53	(8)	-15.1%
Bank franchise tax	152	126	26	20.6%
Computer software	139	106	33	31.1%
Data processing	330	295	35	11.9%
FDIC deposit insurance assessment	15	60	(45)	-75.0%
Loan expenses	80	81	(1)	-1.2%
Marketing, advertising and promotion	195	158	37	23.4%
Professional fees	204	230	(26)	-11.3%
Other	646	369	277	75.1%
Total noninterest expense	$4,685	$4,027	$658	16.3%

Noninterest expense for the second quarter of 2019 of $4.7 million was $658 thousand higher than the second quarter of 2018. Salaries and employee benefits increased $339 thousand due to increased staffing for our new Richmond market and cyber and network security professionals, as well as the quarterly expense of stock grants issued in February 2019. Other expenses increased $277 thousand, due to a loss accrual of $300 thousand related to pending and threatened legal proceedings. For more information regarding this accrual, please refer to the earlier discussion of Commitments and Contingent Liabilities in Note 11 of the Notes to Consolidated Financial Statements. Management continues to evaluate expenses for potential containments and reductions that would have a positive impact on net income on an ongoing basis.

The components of noninterest expense for the six months ended June 30, 2019 and 2018 are shown below (dollars in thousands):

	For the six months ended		Variance
	June 30, 2019	June 30, 2018	$	%
Noninterest expense:
Salaries and employee benefits	$4,667	$3,973	$694	17.5%
Net occupancy	923	929	(6)	-0.6%
Equipment	231	246	(15)	-6.1%
ATM, debit and credit card	91	116	(25)	-21.6%
Bank franchise tax	303	249	54	21.7%
Computer software	247	199	48	24.1%
Data processing	646	547	99	18.1%
FDIC deposit insurance assessment	30	110	(80)	-72.7%
Loan expenses	142	156	(14)	-9.0%
Marketing, advertising and promotion	389	350	39	11.1%
Professional fees	407	427	(20)	-4.7%
Other	1,020	742	278	37.5%
Total noninterest expense	$9,096	$8,044	$1,052	13.1%

Noninterest expense for the first six months of 2019 of $9.1 million was $1.1 million higher than the first six months of 2018. Salaries and employee benefits increased $694 thousand due to increased staffing for our new Richmond market and cyber and network security professionals, as well as the expense of stock grants issued in February 2019. Other expenses increased $278 thousand, due to a loss accrual of $300 thousand as noted above.

The efficiency ratio (FTE) increased to 65.2% for the second quarter of 2019 from 57.3% for the same quarter of 2018, due to the increase in noninterest expense. The improved asset mix and higher yields on earning assets should enhance net interest income; however, noninterest expense will continue to increase as the Company positions itself for growth and enters into new markets. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP efficiency ratio.

Provision for Income Taxes

The Company benefited from the Tax Cuts and Jobs Act (“Tax Act”) enacted on December 22, 2017, which permanently lowered the corporate income tax rate to 21% effective January 1, 2018, amongst other significant changes to the U.S. tax law. For the three months ended June 30, 2019 and June 30, 2018, the Company provided $425 thousand and $439 thousand for Federal income taxes, respectively, resulting in an effective income tax rate of 16.7% and 19.3%, respectively. For the six months ended June 30, 2019 and June 30, 2018, the Company provided $711 thousand and $1.1 million for Federal income taxes, respectively, resulting in an effective income tax rate of 17.5% and 19.7%, respectively. The effective income tax rates differed from the U.S. statutory rate of 21% primarily due to the effect of tax-exempt income from life insurance policies and municipal bonds.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

None

ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibit
2.0	Reorganization Agreement and Plan of Share Exchange, dated as of March 6, 2013, between Virginia National Bank and Virginia National Bankshares Corporation (incorporated by reference to Virginia National Bankshares Corporation’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 18, 2013).

3.1	Articles of Incorporation of Virginia National Bankshares Corporation, as amended and restated (incorporated by reference to Virginia National Bankshares Corporation’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 18, 2013).

3.2	Bylaws of Virginia National Bankshares Corporation (incorporated by reference to Virginia National Bankshares Corporation’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 18, 2013).

31.1	302 Certification of Principal Executive Officer

31.2	302 Certification of Principal Financial Officer

32.1	906 Certification

101.0	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2019 and June 30, 2018, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and June 30, 2018, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2019 and June 30, 2018, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and June 30, 2018 and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA NATIONAL BANKSHARES CORPORATION
(Registrant)

By:	/s/ Glenn W. Rust
Glenn W. Rust
President and Chief Executive Officer

Date:	August 8, 2019

By:	/s/ Tara Y. Harrison
Tara Y. Harrison
Executive Vice President and Chief Financial Officer

Date:	August 8, 2019