Form 10-Q
period 2019-09-30
Virginia National Bankshares Corp
filed 2019-11-08
CIK 1572334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-55117

VIRGINIA NATIONAL BANKSHARES CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Virginia	46-2331578
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
404 People Place
Charlottesville, Virginia	22911
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (434) 817-8621

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	VABK	OTCQX

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of November 6, 2019, the registrant had 2,692,005 shares of common stock, $2.50 par value per share, outstanding.

VIRGINIA NATIONAL BANKSHARES CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30, 2019	December 31, 2018*
ASSETS	(Unaudited)
Cash and due from banks	$13,870	$11,741
Federal funds sold	13,985	7,133
Securities:
Available for sale, at fair value	77,930	61,392
Restricted securities, at cost	1,684	1,683
Total securities	79,614	63,075
Loans	522,104	537,190
Allowance for loan losses	(3,983)	(4,891)
Loans, net	518,121	532,299
Premises and equipment, net	6,354	7,042
Bank owned life insurance	16,301	16,790
Goodwill	372	372
Other intangible assets, net	424	477
Accrued interest receivable and other assets	11,749	5,871
Total assets	$660,790	$644,800
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest-bearing	$155,134	$185,819
Interest-bearing	110,152	106,884
Money market and savings deposit accounts	190,568	171,299
Certificates of deposit and other time deposits	123,592	108,531
Total deposits	579,446	572,533
Accrued interest payable and other liabilities	5,790	1,525
Total liabilities	585,236	574,058

Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, $2.50 par value, 2,000,000 shares authorized, no shares outstanding	-	-
Common stock, $2.50 par value, 10,000,000 shares authorized; 2,692,005 (including 4,000 nonvested shares), and 2,543,452 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	6,720	6,359
Capital surplus	32,160	27,013
Retained earnings	36,611	38,647
Accumulated other comprehensive income (loss)	63	(1,277)
Total shareholders' equity	75,554	70,742
Total liabilities and shareholders' equity	$660,790	$644,800

*	Derived from audited Consolidated Financial Statements

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest and dividend income:
Loans, including fees	$6,021	$6,200	$18,223	$17,849
Federal funds sold	174	46	267	120
Investment securities:
Taxable	291	265	789	814
Tax exempt	64	86	221	257
Dividends	29	42	86	103
Total interest and dividend income	6,579	6,639	19,586	19,143

Interest expense:
Demand and savings deposits	531	277	1,375	773
Certificates and other time deposits	574	413	1,619	815
Repurchase agreements and other borrowings	—	158	89	376
Total interest expense	1,105	848	3,083	1,964
Net interest income	5,474	5,791	16,503	17,179
Provision for (recovery of) loan losses	(120)	285	500	890
Net interest income after provision for (recovery of) loan losses	5,594	5,506	16,003	16,289

Noninterest income:
Trust income	377	409	1,126	1,250
Advisory and brokerage income	159	144	451	426
Royalty income	5	17	13	569
Deposit account fees	192	210	565	693
Debit/credit card and ATM fees	191	176	537	567
Earnings/increase in value of bank owned life insurance	111	113	687	333
Fees on mortgage sales	43	73	129	155
Gains on sales of securities	7	-	71	-
Losses on sales of other assets	-	-	-	(33)
Loan swap fee income	116	-	151	-
Other	126	128	356	331
Total noninterest income	1,327	1,270	4,086	4,291

Noninterest expense:
Salaries and employee benefits	2,268	2,049	6,800	6,022
Net occupancy	450	458	1,373	1,387
Equipment	85	128	316	374
Data processing	341	281	987	828
Settlement of claims	160	-	460	-
Other	1,257	1,173	3,721	3,522
Total noninterest expense	4,561	4,089	13,657	12,133

Income before income taxes	2,360	2,687	6,432	8,447
Provision for income taxes	463	527	1,174	1,659
Net income	$1,897	$2,160	$5,258	$6,788
Net income per common share, basic *	$0.71	$0.81	$1.96	$2.55
Net income per common share, diluted *	$0.71	$0.80	$1.96	$2.52
Weighted average common shares outstanding, basic *	2,689,092	2,669,199	2,685,134	2,665,647
Weighted average common shares outstanding, diluted *	2,690,142	2,689,720	2,688,813	2,687,101

*	Share data has been retroactively adjusted to reflect the 5% stock dividend effective July 5, 2019.

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income	$1,897	$2,160	$5,258	$6,788

Other comprehensive income (loss)

Unrealized gain (loss) on securities, net of tax of $29 and $372 for the three and nine months ended September 30, 2019; and net of tax of ($59) and ($285) for the three and nine months ended September 30, 2018	106	(222)	1,396	(1,070)

Reclassification adjustment for realized gains on sales of securities, net of tax of ($1) and ($15) for the three and nine months ended September 30, 2019; and net of tax of $0 and $0 for the three and nine months ended September 30, 2018	(6)	-	(56)	-

Total other comprehensive income (loss)	100	(222)	1,340	(1,070)

Total comprehensive income	$1,997	$1,938	$6,598	$5,718

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, JUNE 30 AND SEPTEMBER 30, 2019 AND 2018

(Dollars in thousands, except per share data)

(Unaudited)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2017	$6,027	$22,038	$37,923	$(883)	$65,105
Stock options exercised	16	128	-	-	144
Stock option expense	-	1	-	-	1
Stock dividend distributable *	301	4,673	(4,974)	-	-
Cash dividends declared ($0.19 per share)	-	-	(482)	-	(482)
Net income	-	-	2,796	-	2,796
Other comprehensive loss	-	-	-	(743)	(743)
Balance, March 31, 2018	$6,344	$26,840	$35,263	$(1,626)	$66,821
Stock options exercised	9	65	-	-	74
Stock option expense	-	16	-	-	16
Cash dividends declared ($0.30 per share)	-	-	(763)	-	(763)
Net income	-	-	1,832	-	1,832
Other comprehensive loss	-	-	-	(105)	(105)
Balance, June 30, 2018	$6,353	$26,921	$36,332	$(1,731)	$67,875
Stock options exercised	6	44	-	-	50
Stock option expense	-	24	-	-	24
Cash dividends declared ($0.30 per share)	-	-	(763)	-	(763)
Net income	-	-	2,160	-	2,160
Other comprehensive loss	-	-	-	(222)	(222)
Balance, September 30, 2018	$6,359	$26,989	$37,729	$(1,953)	$69,124

Balance, December 31, 2018	$6,359	$27,013	$38,647	$(1,277)	$70,742
Stock options exercised	14	88	-	-	102
Stock option expense	-	24	-	-	24
Stock grants	27	397	-	-	424
Cash dividends declared ($0.30 per share)	-	-	(767)	-	(767)
Net income	-	-	1,246	-	1,246
Other comprehensive income	-	-	-	754	754
Balance, March 31, 2019	$6,400	$27,522	$39,126	$(523)	$72,525
Stock option expense	-	23	-	-	23
Stock dividend distributable **	320	4,593	(4,913)	-	-
Cash dividends declared ($0.30 per share)	-	-	(806)	-	(806)
Net income	-	-	2,115	-	2,115
Other comprehensive income	-	-	-	486	486
Balance, June 30, 2019	$6,720	$32,138	$35,522	$(37)	$74,343
Stock option expense	-	24	-	-	24
Stock grants	-	3	-	-	3
Cash in lieu of fractional shares	-	(5)	-	-	(5)
Cash dividends declared ($0.30 per share)	-	-	(808)	-	(808)
Net income	-	-	1,897	-	1,897
Other comprehensive income	-	-	-	100	100
Balance, September 30, 2019	$6,720	$32,160	$36,611	$63	$75,554

*   5% stock dividend distributed effective April 13, 2018.

**  5% stock dividend distributed effective July 5, 2019.

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the nine months ended
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,258	$6,788
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	500	890
Net amortization and accretion of securities	200	209
Net gains on sale of securities	(71)	-
Net losses on sales of assets	-	33
Earnings on bank owned life insurance	(687)	(333)
Amortization of intangible assets	67	83
Depreciation and other amortization	812	849
Stock option expense	74	41
Stock grants, unrestricted	424	-
Net change in:
Accrued interest receivable and other assets	(1,921)	297
Accrued interest payable and other liabilities	(58)	38
Net cash provided by operating activities	4,598	8,895

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in restricted investments	(1)	176
Purchases of available for sale securities	(40,608)	-
Proceeds from maturities, calls and principal payments of available for sale securities	4,573	3,837
Proceeds from sales of available for sale securities	21,065	-
Net decrease (increase) in organic loans	9,654	(604)
Net decrease in purchased loans	4,024	1,806
Cash payment for wealth management book of business	(50)	(100)
Proceeds from settlement of bank owned life insurance	1,176	-
Purchase of bank premises and equipment	(124)	(731)
Net cash (used in) provided by investing activities	(291)	4,384

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand deposits, NOW accounts, and money market accounts	(8,148)	(22,417)
Net increase in certificates of deposit and other time deposits	15,061	17,957
Net decrease in repurchase agreements	-	(11,899)
Net decrease in other short term borrowings	-	(5,000)
Proceeds from stock options exercised	102	268
Cash payment for stock dividend fractional shares	(5)	-
Cash dividends paid	(2,336)	(1,703)
Net cash provided by (used in) financing activities	4,674	(22,794)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$8,981	$(9,515)

CASH AND CASH EQUIVALENTS:
Beginning of period	$18,874	$18,277
End of period	$27,855	$8,762

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$2,963	$1,800
Taxes	$1,650	$1,990

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain (loss) on available for sale securities	$1,697	$(1,355)
Initial right-of-use assets obtained in exchange for new operating lease liabilities	$4,279	$-

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2019

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

The preparation of financial statements in conformity with GAAP and the reporting guidelines prescribed by regulatory authorities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses (including impaired loans), other-than-temporary impairment of securities, intangible assets, and fair value measurements. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2018. If needed, certain previously reported amounts have been reclassified to conform to current period presentation. No such reclassifications were significant.

Recent Accounting Pronouncements

Financial Instruments – Credit Losses In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  At its October 16, 2019 meeting, FASB’s board affirmed its decision to delay the effective date of the ASU for smaller reporting companies, like the Company, until fiscal years beginning after December 15, 2022, and interim periods within those years. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements.  Early in 2017, the Company formed a cross-functional steering committee, including some members of senior management, to provide governance and guidance over the project plan.  The steering committee meets regularly to address the compliance requirements, data requirements and sources, and analysis efforts that are required to adopt these new requirements.  In addition to attending seminars and webinars on this topic with regulators and other experts, the committee is working closely with the Company’s vendor to gather additional loan data which is anticipated to be needed for this calculation and is attending training sessions on the software to be utilized to calculate the expected credit losses.  The extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time.  Upon adoption, the impact to the allowance for credit losses (currently allowance for loan losses) will have an offsetting one-time cumulative-effect adjustment to retained earnings.

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

Note 2.  Securities

The amortized cost and fair values of securities available for sale as of September 30, 2019 and December 31, 2018 were as follows (dollars in thousands):

September 30, 2019	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$12,000	$-	$(25)	$11,975
Mortgage-backed securities/CMOs	50,987	45	(261)	50,771
Municipal bonds	14,863	336	(15)	15,184
Total Securities Available for Sale	$77,850	$381	$(301)	$77,930

December 31, 2018	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$19,500	$-	$(526)	$18,974
Mortgage-backed securities/CMOs	25,901	1	(839)	25,063
Municipal bonds	17,608	12	(265)	17,355
Total Securities Available for Sale	$63,009	$13	$(1,630)	$61,392

As of September 30, 2019, there were $49.1 million, or 34 issues of individual securities, held in an unrealized loss position.  These securities have an unrealized loss of $301 thousand and consisted of 27 mortgage-backed/CMOs, 4 municipal bonds, and 3 agency bonds.

The following table summarizes all securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, at September 30, 2019, and December 31, 2018 (dollars in thousands):

September 30, 2019
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$7,488	$(12)	$1,987	$(13)	$9,475	$(25)
Mortgage-backed/CMOs	26,816	(154)	11,414	(107)	38,230	(261)
Municipal bonds	848	(15)	502	-	1,350	(15)
	$35,152	$(181)	$13,903	$(120)	$49,055	$(301)

December 31, 2018
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$-	$-	$18,974	$(526)	$18,974	$(526)
Mortgage-backed/CMOs	-	-	24,657	(839)	24,657	(839)
Municipal bonds	4,983	(34)	10,722	(231)	15,705	(265)
	$4,983	$(34)	$54,353	$(1,596)	$59,336	$(1,630)

The Company’s securities portfolio is primarily made up of fixed rate bonds, the prices of which move inversely with interest rates.  Any unrealized losses are considered by management to be driven by increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  At the end of any accounting period, the portfolio may have both unrealized gains and losses.  Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality.  Accordingly, as of September 30, 2019, management believes the impairments detailed in the table above are temporary, and no impairment loss has been realized in the Company’s consolidated income statement.

An “other-than-temporary impairment” (“OTTI”) is considered to exist if either of the following conditions are met: it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or the Company does not expect to recover the security’s entire amortized cost basis (even if the Company does not intend to sell).  In the event that a security would suffer impairment for a reason that was “other than temporary,” the Company would be expected to write down the security’s value to its new fair value, and the amount of the write down would be included in earnings as a realized loss.  As of September 30, 2019, management has concluded that none of its investment securities have an OTTI based upon the information available.  Additionally, management has the ability to hold any security with an unrealized loss until maturity or until such time as the value of the security has recovered from its unrealized loss position.

Securities having carrying values of $5.0 million at September 30, 2019 were pledged as collateral to secure public deposits.  At December 31, 2018, securities having carrying values of $18.0 million were similarly pledged.

For the nine months ended September 30, 2019, proceeds from the sales of securities amounted to $21.1 million, and realized gain on these securities was $71 thousand. For the nine months ended September 30, 2018, there were no sales of securities.

Restricted securities are securities with limited marketability and consist of stock in the Federal Reserve Bank of Richmond (“FRB”), the Federal Home Loan Bank of Atlanta (“FHLB”), and CBB Financial Corporation (“CBBFC”), the holding company for Community Bankers Bank.  These restricted securities, totaling $1.7 million as of both September 30, 2019 and December 31, 2018 are carried at cost.

Note 3.  Loans

The composition of the loan portfolio by loan classification at September 30, 2019 and December 31, 2018 appears below (dollars in thousands).

	September 30,	December 31,
	2019	2018
Commercial
Commercial and industrial - organic	$38,308	$41,526
Commercial and industrial - government guaranteed	36,799	31,367
Commercial and industrial - syndicated	6,406	12,134
Total commercial and industrial	81,513	85,027
Real estate construction and land
Residential construction	1,476	1,552
Commercial construction	6,290	5,078
Land and land development	8,905	10,894
Total construction and land	16,671	17,524
Real estate mortgages
1-4 family residential, first lien, investment	42,625	40,311
1-4 family residential, first lien, owner occupied	17,916	16,775
1-4 family residential, junior lien	2,643	3,169
1-4 family residential - purchased	18,339	18,647
Home equity lines of credit, first lien	8,954	8,325
Home equity lines of credit, junior lien	10,055	10,912
Farm	8,895	10,397
Multifamily	26,968	27,328
Commercial owner occupied	94,169	93,800
Commercial non-owner occupied	116,522	123,214
Total real estate mortgage	347,086	352,878
Consumer
Consumer revolving credit	24,987	21,540
Consumer all other credit	4,329	5,530
Student loans purchased	47,518	54,691
Total consumer	76,834	81,761
Total loans	522,104	537,190
Less: Allowance for loan losses	(3,983)	(4,891)
Net loans	$518,121	$532,299

The balances in the table above include unamortized premiums and net deferred loan costs and fees. As of September 30, 2019, and December 31, 2018, unamortized premiums on loans purchased were $2.7 million and $2.5 million, respectively. Net deferred loan costs (fees) totaled $96 thousand and $129 thousand as of September 30, 2019 and December 31, 2018, respectively.

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

Following is a breakdown by class of the loans classified as impaired loans as of September 30, 2019 and December 31, 2018. These loans are reported at their recorded investment, which is the carrying amount of the loan as reflected on the Company’s balance sheet, net of charge-offs and other amounts applied to reduce the net book balance. Average recorded investment in impaired loans is computed using an average of month-end balances for these loans for either the nine months ended September 30, 2019 or the twelve months ended December 31, 2018. Interest income recognized is for the nine months ended September 30, 2019 or the twelve months ended December 31, 2018. (Dollars below reported in thousands.)

September 30, 2019	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
Land and land development	$15	$59	$-	$26	$-
1-4 family residential mortgages, first lien, owner occupied	-	-	-	26	-
1-4 family residential mortgages, junior lien	120	120	-	123	5
Commercial non-owner occupied real estate	887	887	-	906	36
Total impaired loans without a valuation allowance	1,022	1,066	-	1,081	41

Impaired loans with a valuation allowance
Student loans purchased	1,603	1,603	9	1,599	73
Total impaired loans with a valuation allowance	1,603	1,603	9	1,599	73
Total impaired loans	$2,625	$2,669	$9	$2,680	$114

December 31, 2018	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
Land and land development	$32	$90	$-	$37	$-
1-4 family residential mortgages, first lien, owner occupied	82	127	-	90	-
1-4 family residential mortgages, junior lien	127	127	-	248	15
Commercial non-owner occupied real estate	923	923	-	947	51
Total impaired loans without a valuation allowance	1,164	1,267	-	1,322	66

Impaired loans with a valuation allowance
Student loans purchased	1,602	1,602	90	1,387	86
Total impaired loans with a valuation allowance	1,602	1,602	90	1,387	86
Total impaired loans	$2,766	$2,869	$90	$2,709	$152

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

	September 30, 2019	December 31, 2018
Land and land development	$15	$32
1-4 family residential mortgages, first lien, owner occupied	-	82
Student loans purchased	322	445
Commercial and industrial - organic	-	56
Total non-accrual loans	$337	$615

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

Based on regulatory guidance on Student Lending, the Company has classified 76 of its student loans purchased as TDRs for a total of $1.3 million as of September 30, 2019.  These borrowers that should have been in repayment have requested and been granted payment extensions or reductions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered restructurings.  Student loan borrowers are allowed in-school deferments, plus an automatic six-month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance.  Initially, all student loans were fully insured by a surety bond, and the Company did not expect to experience a loss on these loans.  Based on the loss of insurance after July 27, 2018 due to the insolvency of the insurer, management has evaluated these loans individually for impairment and included any potential loss in the allowance for loan losses; interest continues to accrue on these TDRs during any deferment and forbearance periods.

The following provides a summary, by class, of TDRs that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and TDRs that have been placed in non-accrual status, which are considered to be nonperforming (dollars in thousands).

Troubled debt restructurings (TDRs)	September 30, 2019		December 31, 2018
	No. of	Recorded	No. of	Recorded
	Loans	Investment	Loans	Investment
Performing TDRs
1-4 family residential mortgages, junior lien	1	$120	1	$127
Commercial non-owner occupied real estate	1	887	1	923
Student loans purchased	76	1,281	65	1,157
Total performing TDRs	78	2,288	67	2,207

Nonperforming TDRs
Student loans purchased	-	$-	1	$4
Land and land development	1	15	1	19
Total nonperforming TDRs	1	15	2	23
Total TDRs	79	2,303	69	2,230

A summary of loans shown above that were modified under the terms of a TDR during the three and nine months ended September 30, 2019 and 2018 is shown below by class (dollars in thousands).  The Post-Modification Recorded Balance reflects the period end balances, inclusive of any interest capitalized to principal, partial principal paydowns, and principal charge-offs since the modification date.  Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

	For three months ended			For three months ended
	September 30, 2019			September 30, 2018
	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance
Student loans purchased	10	$78	$78	1	$15	$15
Total loans modified during the period	10	78	78	1	15	15

	For the nine months ended			For the nine months ended
	September 30, 2019			September 30, 2018
	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance
Student loans purchased	12	$133	$133	8	$135	$135
Total loans modified during the period	12	133	133	8	135	135

During the nine months ended September 30, 2019, there were three loans modified as TDRs that subsequently defaulted which had been modified as TDRs during the twelve months prior to default.  These student loans had a balance of $23 thousand prior to being charged off. There was one loan modified as a TDR that subsequently defaulted during the year ending December 31, 2018 which had been modified as a TDR during the twelve months prior to default.  This student loan had a balance of $33 thousand prior to being charged off.

There were no loans secured by 1-4 family residential property that were in the process of foreclosure at either September 30, 2019 or December 31, 2018.

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

The migration analysis loss method is used for all loan classes except for the following:

•

Student loans purchased - On June 27, 2018, the Company was notified that ReliaMax Surety Company (“ReliaMax Surety”), the South Dakota insurance company which issued surety bonds for the student loan pools, was placed into liquidation due to insolvency.  As such, the historical charge-off rate on this portfolio is determined by using the Company’s own losses/charge-offs since July 1, 2018 together with prior insurance claim history. For reporting periods prior to June 30, 2018, the Company did not charge off student loans as the insurance covered the past due loans, but the Company did apply qualitative factors to calculate a reserve on these loans, net of the deposit reserve accounts held by the Company for this group of loans.

•

Commercial and industrial government guaranteed loans – These loans require no reserve as these are 100% guaranteed by either the Small Business Administration (“SBA”) or the United States Department of Agriculture (“USDA”).

•

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

Good

A 0% historical loss factor applied, as these loans represent a low risk and are secured by marketable collateral within margin. In an abundance of caution, a nominal loss reserve is applied to these loans. The Company has never experienced a loss within this category.

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

The following represents the loan portfolio designated by the internal risk ratings assigned to each credit as of September 30, 2019 and December 31, 2018 (dollars in thousands). There were no loans rated “Doubtful” as of either period.

September 30, 2019	Excellent	Good	Pass	Watch	Special Mention	Sub- standard	TOTAL
Commercial
Commercial and industrial - organic	$2,244	$18,810	$16,564	$158	$30	$502	$38,308
Commercial and industrial - government guaranteed	36,799	-	-	-	-	-	36,799
Commercial and industrial - syndicated	-	-	6,406	-	-	-	6,406
Real estate construction
Residential construction	-	-	1,476	-	-	-	1,476
Commercial construction	-	-	6,290	-	-	-	6,290
Land and land development	-	-	8,399	477	-	29	8,905
Real estate mortgages
1-4 family residential, first lien investment	-	-	38,460	3,789	113	263	42,625
1-4 family residential, first lien, owner occupied	-	-	16,804	1,051	8	53	17,916
1-4 family residential, junior lien	-	-	2,129	35	19	460	2,643
1-4 family residential, first lien - purchased	-	-	18,339	-	-	-	18,339
Home equity lines of credit, first lien	-	-	8,292	662	-	-	8,954
Home equity lines of credit, junior lien	-	-	9,707	266	-	82	10,055
Farm	-	-	7,264	323	-	1,308	8,895
Multifamily	-	-	26,968	-	-	-	26,968
Commercial owner occupied	-	-	82,177	6,620	1,697	3,675	94,169
Commercial non-owner occupied	-	-	112,836	2,642	-	1,044	116,522
Consumer
Consumer revolving credit	91	24,442	442	11	-	1	24,987
Consumer all other credit	234	3,637	458	-	-	-	4,329
Student loans purchased	-	-	44,689	2,261	401	167	47,518
Total Loans	$39,368	$46,889	$407,700	$18,295	$2,268	$7,584	$522,104

December 31, 2018	Excellent	Good	Pass	Watch	Special Mention	Sub- standard	TOTAL
Commercial
Commercial and industrial - organic	$3,692	$23,381	$13,993	$264	$28	$168	$41,526
Commercial and industrial - government guaranteed	31,367	-	-	-	-	-	31,367
Commercial and industrial - syndicated	-	-	9,588	-	-	2,546	12,134
Real estate construction
Residential construction	-	-	1,552	-	-	-	1,552
Commercial construction	-	-	5,078	-	-	-	5,078
Land and land development	-	-	9,888	501	-	505	10,894
Real estate mortgages
1-4 family residential, first lien, investment	-	-	36,314	3,607	117	273	40,311
1-4 family residential, first lien, owner occupied	-	-	15,540	1,087	11	137	16,775
1-4 family residential, junior lien	-	-	2,573	58	22	516	3,169
1-4 family residential, first lien - purchased	-	-	18,647	-	-	-	18,647
Home equity lines of credit, first lien	-	-	7,911	414	-	-	8,325
Home equity lines of credit, junior lien	-	-	10,704	97	-	111	10,912
Farm	-	-	8,719	339	-	1,339	10,397
Multifamily	-	-	27,328	-	-	-	27,328
Commercial owner occupied	-	-	86,868	6,932	-	-	93,800
Commercial non-owner occupied	-	-	120,720	1,519	-	975	123,214
Consumer
Consumer revolving credit	44	20,852	644	-	-	-	21,540
Consumer all other credit	263	4,699	535	4	-	29	5,530
Student loans purchased	-	-	51,494	2,401	431	365	54,691
Total Loans	$35,366	$48,932	$428,096	$17,223	$609	$6,964	$537,190

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

Impaired loans are individually evaluated and, if deemed appropriate, a specific allocation is made for these loans. In reviewing the loans classified as impaired loans totaling $2.6 million at September 30, 2019, specific valuation allowance was recognized after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the borrower.  The $9 thousand in the allowance total shown below as individually evaluated for impairment was attributed to the impaired student loans that required an allowance as of September 30, 2019 due to the loss of the insurance on this portfolio as discussed previously.

A summary of the transactions in the Allowance for Loan Losses by loan portfolio segment for the nine months ended September 30, 2019 and the year ended December 31, 2018 appears below (dollars in thousands):

Allowance for Loan Losses Rollforward by Portfolio Segment
As of and for the period ended September 30, 2019
	Commercial Loans	Real Estate Construction and Land	Real Estate Mortgages	Consumer Loans	Total
Allowance for Loan Losses:
Balance as of January 1, 2019	$811	$119	$2,611	$1,350	$4,891
Charge-offs	(482)	-	-	(1,088)	(1,570)
Recoveries	43	-	15	104	162
Provision for (recovery of) loan losses	(148)	(13)	(38)	699	500
Ending Balance	$224	$106	$2,588	$1,065	$3,983

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$9	$9
Collectively evaluated for impairment	224	106	2,588	1,056	3,974
Loans:
Individually evaluated for impairment	$-	$15	$1,007	$1,603	$2,625
Collectively evaluated for impairment	81,513	16,656	346,079	75,231	519,479
Ending Balance	$81,513	$16,671	$347,086	$76,834	$522,104

As of and for the period ended December 31, 2018
	Commercial Loans	Real Estate Construction and Land	Real Estate Mortgages	Consumer Loans	Total
Allowance for Loan Losses:
Balance as of January 1, 2018	$885	$206	$2,730	$222	$4,043
Charge-offs	(75)	-	-	(1,022)	(1,097)
Recoveries	54	-	2	16	72
Provision for (recovery of) loan losses	(53)	(87)	(121)	2,134	1,873
Ending Balance	$811	$119	$2,611	$1,350	$4,891

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$90	$90
Collectively evaluated for impairment	811	119	2,611	1,260	4,801
Loans:
Individually evaluated for impairment	$-	$32	$1,132	$1,602	$2,766
Collectively evaluated for impairment	85,027	17,492	351,746	80,159	534,424
Ending Balance	$85,027	$17,524	$352,878	$81,761	$537,190

As previously mentioned, one of the major factors that the Company uses in evaluating the adequacy of its allowance for loan losses is changes in the volume of delinquent loans.  Management monitors payment activity on a regular basis.  For all classes of loans, the Company considers the entire balance of the loan to be contractually delinquent if the minimum payment is not received by the due date.  Interest and fees continue to accrue on past due loans until they are placed in nonaccrual or charged off.

The following tables show the aging of past due loans as of September 30, 2019 and December 31, 2018. (Dollars below reported in thousands.)

Past Due Aging as of September 30, 2019	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing
Commercial loans
Commercial and industrial - organic	$-	$-	$-	$-	$38,308	$38,308	$-
Commercial and industrial - government guaranteed	-	548	-	548	36,251	36,799	-
Commercial and industrial - syndicated	-	-	-	-	6,406	6,406	-
Real estate construction and land
Residential construction	-	-	-	-	1,476	1,476	-
Commercial construction	-	-	-	-	6,290	6,290	-
Land and land development	266	14	-	280	8,625	8,905	-
Real estate mortgages
1-4 family residential, first lien, investment	-	-	-	-	42,625	42,625	-
1-4 family residential, first lien, owner occupied	-	-	-	-	17,916	17,916	-
1-4 family residential, junior lien	-	-	-	-	2,643	2,643	-
1-4 family residential - purchased	-	503	-	503	17,836	18,339	-
Home equity lines of credit, first lien	-	-	-	-	8,954	8,954	-
Home equity lines of credit, junior lien	-	-	-	-	10,055	10,055	-
Farm	-	-	-	-	8,895	8,895	-
Multifamily	-	-	-	-	26,968	26,968	-
Commercial owner occupied	-	-	-	-	94,169	94,169	-
Commercial non-owner occupied	-	-	-	-	116,522	116,522	-
Consumer loans
Consumer revolving credit	-	-	-	-	24,987	24,987	-
Consumer all other credit	1	22	-	23	4,306	4,329	-
Student loans purchased	657	411	521	1,589	45,929	47,518	199
Total Loans	$924	$1,498	$521	$2,943	$519,161	$522,104	$199

Past Due Aging as of December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing
Commercial loans
Commercial and industrial - organic	$50	$172	$-	$222	$41,304	$41,526	$-
Commercial and industrial - government guaranteed	-	-	548	548	30,819	31,367	548
Commercial and industrial - syndicated	-	-	-	-	12,134	12,134	-
Real estate construction and land
Residential construction	-	-	-	-	1,552	1,552	-
Commercial construction	-	-	-	-	5,078	5,078	-
Land and land development	1	-	15	16	10,878	10,894	15
Real estate mortgages
1-4 family residential, first lien, investment	-	-	-	-	40,311	40,311	-
1-4 family residential, first lien, owner occupied	-	-	-	-	16,775	16,775	-
1-4 family residential, junior lien	-	-	-	-	3,169	3,169	-
1-4 family residential - purchased	954	-	-	954	17,693	18,647	-
Home equity lines of credit, first lien	-	-	-	-	8,325	8,325	-
Home equity lines of credit, junior lien	-	-	-	-	10,912	10,912	-
Farm	-	-	-	-	10,397	10,397	-
Multifamily	-	-	-	-	27,328	27,328	-
Commercial owner occupied	-	-	-	-	93,800	93,800	-
Commercial non-owner occupied	75	-	-	75	123,139	123,214	-
Consumer loans
Consumer revolving credit	-	-	-	-	21,540	21,540	-
Consumer all other credit	4	599	-	603	4,927	5,530	-
Student loans purchased	850	463	754	2,067	52,624	54,691	332
Total Loans	$1,934	$1,234	$1,317	$4,485	$532,705	$537,190	$895

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

For the following table, share and per share data have been adjusted to reflect the 5% Stock Dividend. The table shows the weighted average number of shares used in computing net income per common share and the effect on the weighted average number of shares of diluted potential common stock for the three and nine months ended September 30, 2019 and 2018. Potential dilutive common stock equivalents have no effect on net income available to common shareholders. (Dollars below reported in thousands except per share data.)

Three Months Ended	September 30, 2019			September 30, 2018
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic net income per share	$1,897	2,689,092	$0.71	$2,160	2,669,199	$0.81
Effect of dilutive stock options	-	1,050	-	-	20,521	(0.01)
Diluted net income per share	$1,897	$2,690,142	$0.71	$2,160	$2,689,720	$0.80

Nine Months Ended	September 30, 2019			September 30, 2018
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic net income per share	$5,258	2,685,134	$1.96	$6,788	2,665,647	$2.55
Effect of dilutive stock options	-	3,679	-	-	21,454	(0.03)
Diluted net income per share	$5,258	$2,688,813	$1.96	$6,788	$2,687,101	$2.52

For the nine months ended September 30, 2019, there were 66,301 option shares, as adjusted, considered anti-dilutive and excluded from this calculation. For the nine months ended September 30, 2018, there were 65,888 options shares, as adjusted, considered anti-dilutive and excluded from this calculation.

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

For all of the Company’s stock incentive plans (the “Plans”), the option price of incentive stock options will not be less than the fair value of the stock at the time an option is granted. Nonqualified stock options may be granted at prices established by the Board of Directors, including prices less than the fair value on the date of grant. Outstanding stock options generally expire ten years from the grant date. Stock options generally vest by the fourth or fifth anniversary of the date of the grant.

A summary of the shares issued and available under each of the Plans is shown below as of September 30, 2019.  Share data and exercise price range per share have been adjusted to reflect the 5% Stock Dividend.  Although the 2005 Plan has expired and no new grants will be issued under this plan, there were options issued before the plan expired that are still outstanding as shown below.

	2005 Plan	2014 Plan
Aggregate shares issuable	253,575	275,625
Options or shares issued, net of forfeited and expired options	(59,870)	(84,047)
Cancelled due to Plan expiration	(193,705)	-
Remaining available for grant	-	191,578

Grants issued and outstanding:
Total vested and unvested shares	1,379	67,404
Fully vested shares	1,379	13,171
Exercise price range	$13.69 to	$27.39 to
	$13.69	$42.62

The Company accounts for all of its stock incentive plans under recognition and measurement accounting principles which require that the compensation cost relating to stock-based payment transactions be recognized in the financial statements. Stock-based compensation arrangements include stock options and restricted stock. All stock-based payments to employees are required to be valued at a fair value on the date of grant and expensed based on that fair value over the applicable vesting period. For the nine months ended September 30, 2019 and 2018, the Company recognized $71 thousand and $41 thousand, respectively, in compensation expense for stock options. As of September 30, 2019, there was $336 thousand in unrecognized compensation expense remaining to be recognized in future reporting periods through 2024.

Stock Options

Changes in the stock options outstanding related to all of the Plans are summarized below.  Share and per share data have been adjusted to reflect the 5% Stock Dividend. (Dollars in thousands except per share data):

	September 30, 2019
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2019	86,594	$36.21
Issued	420	36.19
Exercised	(5,976)	(17.04)	$120
Expired	(12,255)	(16.56)
Outstanding at September 30, 2019	68,783	$41.38	$43

Options exercisable at September 30, 2019	14,550	$39.52	$32

The fair value of any stock option grant is estimated at the grant date using the Black-Scholes pricing model. Stock option grants for 420 and 65,888 shares, as adjusted for the 5% Stock Dividend, were issued during the nine months ended September 30, 2019 and 2018, respectively.  The fair value of each option granted in 2019 was estimated based on the assumptions noted in the following table:

For the nine months ended
September 30, 2019
Expected volatility[1]	16.88%
Expected dividends[2]	3.24%
Expected term (in years)[3]	6.50
Risk-free rate[4]	1.83%

1	Based on the monthly historical volatility of the Company’s stock price over the expected life of the options.
2	Calculated as the ratio of historical dividends paid per share of common stock to the stock price on the date of grant.
3	Based on the average of the contractual life and vesting period for the respective option.
4	Based upon an interpolated US Treasury yield curve interest rate that corresponds to the contractual life of the option, in effect at the time of the grant.

Summary information pertaining to options outstanding at September 30, 2019 is shown below. Share and per share data have been adjusted to reflect the 5% Stock Dividend.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$10.65 to $20.00	1,379	3.5 Years	$13.69	1,379	$13.69
$20.01 to $30.00	1,103	7.6 Years	27.39	—	—
$30.01 to $40.00	8,820	8.7 Years	39.36	1,680	39.52
$40.01 to $42.62	57,481	8.7 Years	42.62	11,491	42.62
Total	68,783	8.6 Years	$41.38	14,550	$39.52

Stock Grants

On February 20, 2019, a total of 11,535 shares of stock, as adjusted for the 5% Stock Dividend, were granted to non-employee directors and certain members of executive management for services to be provided during the year ending December 31, 2019. Based on the market price on February 20, 2019 of $36.72, as adjusted for the 5% Stock Dividend, the total expense for these shares will be $424 thousand which is being expensed over the twelve months of 2019 as those services are provided.  For the nine months ended September 30, 2019, $318 thousand of this total has been realized in stock grant expense.  In addition, in September 2019, 4,000 restricted shares were granted to certain members of executive management, vesting over a four-year period.  $3 thousand of expense related to such restricted shares was recognized during the third quarter of 2019.  There were no stock grants issued during the year ended December 31, 2018.

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

The following tables present the balances measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (dollars in thousands):

		Fair Value Measurements at September 30, 2019 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$11,975	$-	$11,975	$-
Mortgage-backed securities/CMOs	50,771	-	50,771	-
Municipal bonds	15,184	-	15,184	-
Total securities available for sale	$77,930	$-	$77,930	$-

		Fair Value Measurements at December 31, 2018 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$18,974	$-	$18,974	$-
Mortgage-backed securities/CMOs	25,063	-	25,063	-
Municipal bonds	17,355	-	17,355	-
Total securities available for sale	$61,392	$-	$61,392	$-

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

Other Real Estate Owned

Other real estate owned (“OREO”) is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the Allowance for Loan Losses.  Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the Consolidated Statements of Income. As of September 30, 2019 and December 31, 2018, the Company had no OREO property.

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

Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. The Company had impaired loans of $2.6 million as of September 30, 2019 and $2.8 million as of December 31, 2018. All impaired loans were measured based on expected future cash flows discounted at the loan’s effective interest rate.

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

The carrying values and estimated fair values of the Company's financial instruments as of September 30, 2019 and December 31, 2018 are as follows (dollars in thousands):

		Fair Value Measurements at September 30, 2019 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$27,855	$27,855	$-	$-	$27,855
Available for sale securities	77,930	-	77,930	-	77,930
Loans, net	518,121	-	-	504,370	504,370
Bank owned life insurance	16,301	-	16,301	-	16,301
Accrued interest receivable	2,258	-	338	1,920	2,258

Liabilities
Demand deposits and
interest-bearing transaction, money market, and savings accounts	$455,854	$-	$455,854	$-	$455,854
Certificates of deposit	123,592	-	124,278	-	124,278
Accrued interest payable	363	-	363	-	363

		Fair Value Measurements at December 31, 2018 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$18,874	$18,874	$-	$-	$18,874
Available for sale securities	61,392	-	61,392	-	61,392
Loans, net	532,299	-	-	514,917	514,917
Bank owned life insurance	16,790	-	16,790	-	16,790
Accrued interest receivable	2,100	-	342	1,758	2,100

Liabilities
Demand deposits and
interest-bearing transaction and money market accounts	$464,002	$-	$464,002	$-	$464,002
Certificates of deposit	108,531	-	108,323	-	108,323
Accrued interest payable	243	-	243	-	243

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

Note 8.  Other Comprehensive Income

A component of the Company’s other comprehensive income, in addition to net income from operations, is the recognition of the unrealized gains and losses on available for sale securities, net of income taxes.  Reclassifications of realized gains and losses on available for sale securities are reported in the income statement as “Gains (losses) on sales and calls of securities” with the corresponding income tax effect reflected as a component of income tax expense.  Amounts reclassified out of accumulated other comprehensive income are presented below for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Available for sale securities
Realized gains on sales of securities	$7	$-	$71	$-
Tax effect	(1)	-	(15)	-
Realized gains, net of tax	$6	$-	$56	$-

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

•

Bank - The commercial banking segment involves making loans and generating deposits from individuals, businesses and charitable organizations.  Loan fee income, service charges from deposit accounts, and other non-interest-related fees, such as fees for debit cards and ATM usage and fees for treasury management services, generate additional income for the Bank segment.

•

VNB Investment Services - VNB Investment Services offers wealth management and investment advisory services.  Revenue for this segment is generated primarily from investment advisory and financial planning fees, with a small and decreasing portion attributable to brokerage commissions.

•

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

•

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

A management fee for administrative and technology support services provided by the Bank is allocated to the other three lines of business previously combined under VNB Wealth. For both the nine months ended September 30, 2019 and 2018, management fees totaling $75 thousand were charged by the Bank and eliminated in consolidated totals.

Segment information for the three and nine months ended September 30, 2019 and 2018 is shown in the following tables (dollars in thousands).

Three months ended September 30, 2019	Bank	VNB Investment Services	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$5,474	$-	$-	$-	$5,474
Provision for (recovery of) loan losses	(120)	-	-	-	(120)
Noninterest income	786	159	314	68	1,327
Noninterest expense	3,905	155	308	193	4,561
Income before income taxes	2,475	4	6	(125)	2,360
Provision for income taxes	487	1	1	(26)	463
Net income	$1,988	$3	$5	$(99)	$1,897
Total assets	$660,513	NR*	NR*	$277	$660,790

Nine months ended September 30, 2019	Bank	VNB Investment Services	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$16,503	$-	$-	$-	$16,503
Provision for loan losses	500	-	-	-	500
Noninterest income	2,496	451	1,008	131	4,086
Noninterest expense	11,777	438	918	524	13,657
Income before income taxes	6,722	13	90	(393)	6,432
Provision for income taxes	1,234	3	19	(82)	1,174
Net income	$5,488	$10	$71	$(311)	$5,258

*

Not reportable.  Asset information is not reported for these segments, as the assets previously allocated to VNB Wealth are reported at the Bank level subsequent to the merger of VNBTrust into the Bank effective July 1, 2018; also, assets specifically allocated to these VNB Wealth lines of business are insignificant and are no longer provided to the chief operating decision maker.

Prior to January 1, 2019, Virginia National Bankshares Corporation had two reportable segments, the Bank and VNB Wealth.

Three months ended September 30, 2018	Bank	VNB Wealth	Consolidated
Net interest income	$5,791	-	$5,791
Provision for loan losses	285	-	285
Noninterest income	700	570	1,270
Noninterest expense	3,542	547	4,089
Income before income taxes	2,664	23	2,687
Provision for income taxes	522	5	527
Net income	$2,142	$18	$2,160

Nine months ended September 30, 2018	Bank	VNB Wealth	Consolidated
Net interest income	$17,106	$73	$17,179
Provision for loan losses	890	-	890
Noninterest income	2,046	2,245	4,291
Noninterest expense	10,547	1,586	12,133
Income before income taxes	7,715	732	8,447
Provision for income taxes	1,505	154	1,659
Net income	$6,210	$578	$6,788

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

The following tables present information about the Company’s leases (dollars in thousands):

September 30, 2019
Lease liability	$3,776
Right-of-use asset	$3,754
Weighted average remaining lease term	5.28 years
Weighted average discount rate	2.84%

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Expense	2019	2018	2019	2018
Operating lease expense	$203	NR*	$611	NR*
Short-term lease expense	34	NR*	107	NR*
Total lease expense	$237	$225	$718	$676
Cash paid for amounts included in lease liabilities	$196	NR*	$589	NR*

*	Not reportable

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Undiscounted Cash Flow	September 30, 2019
Three months ending December 31, 2019	$198
Twelve months ending December 31, 2020	799
Twelve months ending December 31, 2021	807
Twelve months ending December 31, 2022	767
Twelve months ending December 31, 2023	680
Twelve months ending December 31, 2024	469
Thereafter	354
Total undiscounted cash flows	$4,074
Less: Discount	(298)
Lease liability	$3,776

Note 11. Commitments and Contingent Liabilities

During the third quarter of 2019, the Company settled two claims, both relating to the same matter, seeking to recover approximately $2.7 million.  While management did not believe that the claims against the Company had merit and was prepared to vigorously defend such claims, the Company agreed to settle for $460 thousand. The Company accrued a contingent liability of $300 thousand related to these claims in the second quarter of 2019 and additional expense of $160 thousand in the third quarter of 2019.  The settlement amount has been recognized as a loss and appears as Settlement of claims within noninterest expense in the Consolidated Statements of Income for the nine months ended September 30, 2019.   There are no material pending claims against the Company at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with Virginia National Bankshares Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2018, included in the Company’s 2018 Form 10-K. Per share data for September 30, 2019 and all preceding periods disclosed have been adjusted to reflect the 5% stock dividend effective July 5, 2019 (the “5% Stock Dividend”).  Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019 or any future period.

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

FINANCIAL CONDITION

Total assets

The total assets of the Company as of September 30, 2019 were $660.8 million.  This is a $16.0 million increase from the $644.8 million total assets reported at December 31, 2018 and a $34.0 million increase from the $626.8 million reported at September 30, 2018.  A $16.5 million increase in securities since December 31, 2018 was the major reason for the increase in assets since year-end.  In addition, fed funds sold increased $6.9 million, while right of use assets, included in accrued interest receivable and other assets, increased $3.8 million.  These increases during the first nine months of 2019 were offset by a decrease in gross loans of $15.1 million.

Federal funds sold

The Company had overnight federal funds sold of $14.0 million as of September 30, 2019, compared to $7.1 million as of December 31, 2018 and $1.1 million as of September 30, 2018. Any excess funds are sold on a daily basis in the federal funds market.  The Company intends to maintain sufficient liquidity at all times to meet its funding commitments.

The Company continues to participate in the Federal Reserve Bank of Richmond’s Excess Balance Account (“EBA”). The EBA is a limited-purpose account at the Federal Reserve Bank for the maintenance of excess cash balances held by financial institutions. The EBA eliminates the potential of concentration risk that comes with depositing excess balances with one or multiple correspondent banks.

Securities

The Company’s investment securities portfolio as of September 30, 2019 totaled $79.6 million, an increase of $16.5 million compared with the $63.1 million reported at December 31, 2018 and an increase of $15.4 million from the $64.2 million reported at September 30, 2018.  Management proactively manages the mix of earning assets and cost of funds to maximize the earning capacity of the Company.  At September 30, 2019 and September 30, 2018, the investment securities holdings represented 12.0% and 10.2% of the Company’s total assets, respectively.

The Company’s investment securities portfolio included restricted securities totaling $1.7 million as of September 30, 2019 and December 31, 2018, compared to $2.1 million as of September 30, 2018. These securities represent stock in the Federal Reserve Bank of Richmond (“FRB-R”), the Federal Home Loan Bank of Atlanta (“FHLB-A”), and CBB Financial Corporation (“CBBFC”), the holding company for Community Bankers Bank. The level of FRB-R and FHLB-A stock that the Company is required to hold is determined in accordance with membership guidelines provided by the Federal Reserve Bank Board of Governors and the Federal Home Loan Bank of Atlanta, respectively. The decrease compared to September 30, 2018 was due to the decrease in the Company’s short-term borrowing initiated with the FHLB-A from the third quarter of 2018 to the third quarter of 2019. Stock ownership in the bank holding company for Community Bankers’ Bank provides the Bank with several benefits that are not available to non-shareholder correspondent banks. None of these restricted securities are traded on the open market and can only be redeemed by the respective issuer.

At September 30, 2019, the unrestricted securities portfolio totaled $77.9 million. The following table summarizes the Company's available for sale securities by type as of September 30, 2019, December 31, 2018, and September 30, 2018 (dollars in thousands):

	September 30, 2019		December 31, 2018		September 30, 2018
		Percent		Percent		Percent
	Balance	of Total	Balance	of Total	Balance	of Total
U.S. Government agencies	$11,975	15.4%	$18,974	30.9%	$18,718	30.1%
Mortgage-backed securities/CMOs	50,771	65.1%	25,063	40.8%	25,877	41.7%
Municipal bonds	15,184	19.5%	17,355	28.3%	17,505	28.2%
Total available for sale securities	$77,930	100.0%	$61,392	100.0%	$62,100	100.0%

The securities are held primarily for earnings, liquidity, and asset/liability management purposes and are reviewed quarterly for possible other-than-temporary impairments.  During this review, management analyzes the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer, and the Company’s intent and ability to hold the security to recovery or maturity.  These factors are analyzed for each individual security.

Loan portfolio

A management objective is to grow loan balances while maintaining the asset quality of the loan portfolio. The Company seeks to achieve this objective by maintaining rigorous underwriting standards coupled with regular evaluation of the creditworthiness of, and the designation of lending limits for, each borrower. The portfolio strategies include seeking industry, loan size, and loan type diversification in order to minimize credit exposure and originating loans in markets with which the Company is familiar. The predominant market area for loans includes Charlottesville, Albemarle County, Harrisonburg, Winchester, Frederick County, Richmond and areas in the Commonwealth of Virginia that are within a 75 mile radius of any Virginia National Bank office.

As of September 30, 2019, total loans were $522.1 million, compared to $537.2 million as of December 31, 2018 and $527.3 million at September 30, 2018. Loans as a percentage of total assets at September 30, 2019 were 79.0%, compared to 84.1% as of September 30, 2018. Loans as a percentage of deposits at September 30, 2019 were 90.1%, compared to 97.9% as of September 30, 2018.

The following table summarizes the Company's loan portfolio by type of loan as of September 30, 2019, December 31, 2018, and September 30, 2018 (dollars in thousands):

	September 30, 2019		December 31, 2018		September 30, 2018
	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
Commercial and industrial	$81,513	15.6%	$85,027	15.8%	$89,579	17.0%
Real estate - commercial	246,554	47.2%	254,739	47.4%	250,368	47.5%
Real estate - residential mortgage	100,532	19.3%	98,139	18.3%	81,845	15.5%
Real estate - construction	16,671	3.2%	17,524	3.3%	18,781	3.5%
Consumer loans	76,834	14.7%	81,761	15.2%	86,754	16.5%
Total loans	$522,104	100.0%	$537,190	100.0%	$527,327	100.0%

Loan balances declined $15.1 million, or 2.8%, since December 31, 2018 and declined $5.2 million, or 1.0%, from September 30, 2018. Since year-end, the loan fluctuation consisted of $24.8 million in new funding from organic loan growth and $7.1 million in purchases of government guaranteed loans, offset by the following: 1) $27.6 million in regular payoffs and normal amortization; 2) $10.6 million in payoffs from businesses sold or properties sold by borrowers; 3) $5.4 million reduction in syndicated loans due to a refinance of one and a sale of a second loan; 4) $1.8 million in a participation purchased being recalled by the primary lender; and 5) $1.6 million in charge-offs.   The purchase of loans is considered a secondary strategy, which allows the Company to supplement organic loan growth. Purchased loans with balances outstanding of $109.0 million as of September 30, 2019 were comprised of:

•

Student loans totaling $47.5 million. The Company purchased two student loan packages in 2015 and a third in the fourth quarter of 2016.  A fourth tranche was closed in December 2017 for an additional $15.0 million.  Along with the purchase of these four packages of student loans, the Company purchased surety bonds to fully insure this portion of the Company’s consumer portfolio.  However, during June 2018, ReliaMax Surety, the insurance company which issued the surety bonds, was placed into liquidation due to insolvency.  Loss claims were filed for loans in default as of July 27, 2018, when the surety bonds were terminated, and the Company anticipates payment on approved claims.  Student loans continue to be profitable for the Company.

•

Loans guaranteed by a U.S. government agency (“government guaranteed”) totaling $36.8 million, inclusive of premium. During the fourth quarter of 2016, the Company began augmenting the commercial and industrial portfolio with government guaranteed loans which represent the portion of loans that are 100% guaranteed by either the United States Department of Agriculture (“USDA”) or the Small Business Administration (“SBA”); the originating institution holds the unguaranteed portion of each loan and services it. These government guaranteed portion of loans are typically purchased at a premium. In the event of early prepayment, the Company may need to write off any unamortized premium.

•

Mortgage loans totaling $18.3 million.  In the fourth quarter of 2018, the Company purchased a package of 1-to-4 family residential mortgages.  Each of the 42 adjustable rate loans purchased were individually underwritten by the Company prior to the closing of the purchase.  The collateral on these loans is located primarily on the East Coast of the United States.

•

Syndicated loans totaling $6.4 million. Syndicated loans represent shared national credits in leveraged lending transactions and are included in the commercial and industrial portfolio. The Company has developed policies to limit overall credit exposure to the syndicated market, as well as limits by industry and amount per borrower.  Management proactively manages shared national credits and has opportunistically increased or decreased exposure over time. In the third quarter of 2019, we elected to sell our interest in a credit which significantly lowered our allowance for loan losses and allowed for a recovery of loan loss provision.

Management will continue to evaluate loan purchase transactions to strengthen earnings, diversity the loan portfolio and supplement organic loan growth.

Loan quality

Non-accrual loans totaled $337 thousand at September 30, 2019, compared to the $615 thousand and $566 thousand reported at December 31, 2018 and September 30, 2018, respectively. The Company had loans in its portfolio totaling $199 thousand, $895 thousand and $520 thousand, as of September 30, 2019, December 31, 2018 and September 30, 2018, respectively, that were ninety or more days past due, with all such loans still accruing interest as the Company deems them to be collectible.

At September 30, 2019, the Company had loans classified as impaired loans in the amount of $2.6 million, compared to $2.8 million at December 31, 2018 and September 30, 2018.  Based on regulatory guidance on Student Lending, the Company has classified 76 of its purchased student loans as TDRs for a total of $1.3 million as of September 30, 2019.  These borrowers that should have been in repayment have requested and been granted payment extensions or reductions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered restructurings.  Student loan borrowers are allowed in-school deferments, plus an automatic six-month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance.  Management has evaluated these loans individually for impairment and included any potential loss in the allowance for loan loss; interest continues to accrue on these TDRs during any deferment and forbearance periods.

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

The relationship of the allowance for loan losses to total loans appears below (dollars in thousands):

	September 30, 2019	December 31, 2018	September 30, 2018
Loans held for investment at period-end	$522,104	$537,190	$527,327
Allowance for loan losses	$3,983	$4,891	$4,678
Allowance as a percent of period-end loans	0.76%	0.91%	0.89%

The Allowance for Loan Losses as a percentage of assets declined from 0.91% at December 31, 2018 to 0.76% at September 30, 2019 due to: 1) the recapture of a portion of the loan loss provision previously allocated to a shared national credit that was sold during the third quarter of 2019; 2) the lower level of delinquencies within the student loan portfolio; and 3) the decreased balances in the organic loan portfolio.

Provisions for loan losses totaling $500 thousand and $890 thousand were recorded in the nine months ended September 30, 2019 and 2018, respectively.  The following is a summary of the changes in the allowance for loan losses for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	2019	2018
Allowance for loan losses, January 1	$4,891	$4,043
Charge-offs	(1,570)	(316)
Recoveries	162	61
Provision for loan losses	500	890
Allowance for loan losses, September 30	$3,983	$4,678

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

Management reviews the Allowance for Loan Losses on a quarterly basis to ensure it is adequate based upon the calculated potential losses inherent in the portfolio. Management believes the allowance for loan losses was adequately provided for as of September 30, 2019.

Premises and equipment

The Company’s premises and equipment, net of depreciation, as of September 30, 2019 totaled $6.4 million compared to $7.0 million as of December 31, 2018 and $7.2 million as of September 30, 2018. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method based on the estimated useful lives of assets. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, assets and related accumulated depreciation are removed from the books, and any resulting gain or loss is charged to income.

As of September 30, 2019, the Company and its subsidiaries occupied five full-service banking facilities in the cities of Charlottesville and Winchester, as well as the county of Albemarle in Virginia. The Company also operates a drive-through location at 301 East Water Street, Charlottesville, Virginia. The Bank closed its Orange, Virginia office effective

April 13, 2018; expanded messenger service continues to be available to the customers within and surrounding Orange, Virginia.

The multi-story office building at 404 People Place, Charlottesville, Virginia, located in Albemarle County, also serves as the Company’s corporate headquarters and operations center, as well as the principal offices of VNB Investment Services and Masonry Capital.  VNB Trust & Estate Services is located at 112 Third Street, SE, Charlottesville, Virginia.

Both the Arlington Boulevard facility in Charlottesville and the People Place facility also contain office space that is currently under lease to tenants.

Leases

$3.8 million of the increase in each of Other Assets and Other Liabilities resulted from the Company’s implementation of ASU 2016-02 “Leases” (Topic 842).  This implementation required the Company to recognize right-of-use assets, which are assets that represent the Company’s right to use, or control the use of, a specified asset for the lease term, offset by the lease liability, which is the Company’s obligation to make lease payments arising from a lease, measured on a discounted basis.

Deposits

Depository accounts represent the Company’s primary source of funds and are comprised of demand deposits, interest-bearing checking, money market, and savings accounts as well as time deposits. These deposits have been provided predominantly by individuals, businesses and charitable organizations in the Charlottesville/Albemarle and Winchester areas.

Total deposits as of September 30, 2019 were $579.4 million, an increase of $6.9 million compared to the balances of $572.5 million at December 31, 2018, and an increase of $40.9 million compared to the $538.5 million total as of September 30, 2018.

Deposit accounts
(dollars in thousands)	September 30, 2019		December 31, 2018		September 30, 2018
	Balance	% of Total Deposits	Balance	% of Total Deposits	Balance	% of Total Deposits
No cost and low cost deposits:
Noninterest demand deposits	$155,134	26.8%	$185,819	32.4%	$170,623	31.7%
Interest checking accounts	110,152	19.0%	106,884	18.7%	87,418	16.2%
Money market and savings deposit accounts	190,568	32.9%	171,299	29.9%	153,271	28.5%

Total noninterest and low cost deposit accounts	455,854	78.7%	464,002	81.0%	411,312	76.4%

Time deposit accounts:
Certificates of deposit	96,040	16.5%	81,265	14.2%	84,164	15.6%
CDARS deposits	27,552	4.8%	27,266	4.8%	43,026	8.0%
Total certificates of deposit and other time deposits	123,592	21.3%	108,531	19.0%	127,190	23.6%

Total deposit account balances	$579,446	100.0%	$572,533	100.0%	$538,502	100.0%

Noninterest-bearing demand deposits on September 30, 2019 were $155.1 million, representing 26.8% of total deposits. Interest-bearing transaction, money market, and savings accounts totaled $300.7 million, and represented 51.9% of total deposits at September 30, 2019. Collectively, noninterest-bearing and interest-bearing transaction and money market accounts represented 78.7% of total deposit accounts at September 30, 2019. These account types are an excellent source of low-cost funding for the Company.

The Company implemented insured cash sweep (“ICS®”) deposit products during the third quarter of 2018.  ICS® deposit balances of $18.8 million and $28.8 million are included in the interest checking accounts and the money market and savings deposit accounts balances, respectively, in the table above, as of September 30, 2019.  As of December 31, 2018, ICS® deposit balances of $15.8 million and $21.0 million are included in the interest checking accounts and the money market and savings deposit account balances, respectively.

The remaining 21.3% of total deposits consisted of certificates of deposit and other time deposit accounts totaling $123.6 million at September 30, 2019. Included in this deposit total are Certificate of Deposit Account Registry Service CDs, known as CDARSTM, whereby depositors can obtain FDIC deposit insurance on account balances of up to $50 million. CDARSTM deposits totaled $27.6 million as of September 30, 2019, all of which were reciprocal balances for the Bank’s customers.

Borrowings

Short-term borrowings, consisting primarily of Federal Home Loan Bank (FHLB) advances and federal funds purchased, are additional sources of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company's ability to earn a favorable spread on the funds obtained.

Repurchase agreements, also referred to as securities sold under agreement to repurchase, were available to non-individual accountholders on an overnight term through the Company’s investment sweep product. Under the agreements to repurchase, invested funds were fully collateralized by security instruments that were pledged on behalf of customers utilizing this product.  The repurchase agreement product was discontinued by the Company effective December 31, 2018, in connection with the roll-out of ICS® to customers, and therefore, there were no balances in repurchase agreements as of September 30, 2019 or December 31, 2018.  Total balances in repurchase agreements as of September 30, 2018 were $7.2 million.

The Company has a collateral dependent line of credit with the FHLB of Atlanta. As of September 30, 2019 and December 31, 2018, the Company had no outstanding balances from FHLB advances.  As of September 30, 2018, the Company had outstanding FHLB advances of $10.0 million.

Additional borrowing arrangements maintained by the Bank include formal federal funds lines with four major regional correspondent banks. The Company had no outstanding balances on these lines as of September 30, 2019, December 31, 2018 or September 30, 2018.

Shareholders' equity and regulatory capital ratios

The following table displays the changes in shareholders' equity for the Company from December 31, 2018 to September 30, 2019 (dollars in thousands):

Equity, December 31, 2018	$70,742
Net income	5,258
Other comprehensive income	1,340
Cash dividends declared	(2,381)
Cash in lieu of fractional shares	(5)
Stock granted	427
Stock options exercised	102
Equity increase due to expensing of stock options	71
Equity, September 30, 2019	$75,554

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

Using the new capital requirements, the Company’s capital ratios remain well above the levels designated by bank regulators as "well capitalized" at September 30, 2019. Under the current risk-based capital guidelines of federal regulatory authorities, the Company’s common equity Tier 1 capital ratio and Tier 1 capital ratio are both at 14.76% of its risk-weighted assets and are in excess of the well-capitalized minimum capital requirements of 6.50% and 8.00%, respectively. Additionally, the Company has a total capital ratio of 15.55% of its risk-weighted assets and leverage ratio of 11.42% of total assets, which are both in excess of the well-capitalized minimum 10.00% and 5.00% levels, respectively, designated by bank regulators under “well capitalized” capital guidelines.

On September 17, 2019 the Federal Deposit Insurance Corporation finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations, referred to as, the community bank leverage ratio (CBLR) framework, as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9 percent, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital.

The CBLR framework will be available for banks to use in their March 31, 2020 Call Report.  The Company has decided not to opt into the CBLR framework.

RESULTS OF OPERATIONS

Non-GAAP presentations

The Company, in referring to its net income and net interest income, is referring to income computed in accordance with GAAP, unless otherwise noted.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations also refer to various calculations that are non-GAAP presentations.  They include:

•

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

•

Net interest margin – Net interest margin (FTE) is calculated as net interest income, computed on an FTE basis, expressed as a percentage of average earning assets.  The Company believes this measure to be the preferred industry measurement of net interest margin and that it enhances comparability of net interest margin among peers in the industry.

•

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

Net interest income is discussed in Management’s Discussion and Analysis on a GAAP basis, unless noted as “FTE”; and the reconcilement below shows the fully taxable-equivalent adjustment to net interest income to aid the reader in understanding the computations of net interest margin and the efficiency ratio on a non-GAAP basis (dollars in thousands):

Reconcilement of Non-GAAP Measures:	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net interest income	$5,474	$5,791	$16,503	$17,179
Fully taxable-equivalent adjustment	17	23	58	69
Net interest income (FTE)	$5,491	$5,814	$16,561	$17,248

Efficiency ratio	67.1%	57.9%	66.3%	56.5%
Impact of FTE adjustment	-0.2%	-0.2%	-0.2%	-0.2%
Efficiency ratio (FTE)	66.9%	57.7%	66.1%	56.3%

Net interest margin	3.52%	3.78%	3.64%	3.79%
Fully tax-equivalent adjustment	0.02%	0.02%	0.02%	0.02%
Net interest margin (FTE)	3.54%	3.80%	3.66%	3.81%

Net income

Net income for the three months ended September 30, 2019 was $1.9 million, a 12.2% decrease compared to the $2.2 million reported for the three months ended September 30, 2018.  Net income per diluted share was $0.71 for the quarter ended September 30, 2019 compared to $0.80 per diluted share for the same quarter in the prior year, each adjusted to reflect the 5% Stock Dividend.  The decrease in net income for the third quarter of 2019, when compared to the same period of 2018, was driven by a $317 decrease in net interest income, a $219 thousand increase in salaries and employee benefits and a $160 thousand loss accrual, included in other noninterest expense, related to the settlement of pending and threatened legal proceedings, offset by $405 thousand positive fluctuation in the provision for (recovery of) loan losses. The loss accrual had the impact of reducing net income by $126 thousand and earnings per share, diluted and adjusted for the 5% Stock Dividend, by $0.05, in the third quarter of 2019.  For more information regarding this accrual, please refer to the earlier discussion of Commitments and Contingent Liabilities in Note 11 of the Notes to Consolidated Financial Statements.

Net income for the first nine months of 2019 was $5.3 million, a 22.5% decrease compared to the $6.8 million reported for the nine months ended September 30, 2018.  Net income per diluted share was $1.96 for the nine months ended September 30, 2019 compared to $2.52 per diluted share for the same quarter in the prior year, as adjusted to reflect the 5% Stock Dividend.  The decrease in net income for the first nine months of 2019, when compared to the same period of 2018, was driven by a $778 thousand increase in salaries and employee benefits, a $676 thousand decrease in net interest income, a $556 thousand decrease in royalty income, and a $460 thousand loss accrual included in other noninterest expense, as noted above, offset by a $390 positive fluctuation in the provision for (recovery of) loan losses and $354 thousand increase in earnings from the proceeds of bank owned life insurance.  The loss accrual had the impact of reducing net income by $363 thousand and earnings per share, diluted and adjusted for the 5% Stock Dividend, by $0.14, for the first nine months of 2019.

Net interest income

Net interest income (FTE) for the three months ended September 30, 2019 was $5.5 million, a 5.5% decrease compared to net interest income of $5.8 million for the three months ended September 30, 2018.  Net interest income was negatively impacted by the decrease in average gross loan balances of $16.2 million, which reduced interest income by $189 thousand, as well as the effect of higher rates paid on deposit accounts, increasing interest expense by $354 thousand. The lower volume of the Company’s borrowing, reduced from an average of $38.7 million in the third quarter of 2018 to zero in the third quarter of 2019 positively impacted net interest income by $159 thousand on a period over period comparison.

Net interest income (FTE) for the first nine months of 2019 was $16.6 million, a 4.0% decrease compared to net interest income of $17.2 million for the first nine months of 2018.  Net interest income was negatively impacted by the effect of higher rates paid on deposit balances, increasing interest expense by $1.3 million, offset by the effect of higher rates earned on loans, which positively impacted net interest income by $537 thousand.  The lower volume of the Company’s borrowing positively impacted net interest income by $288 thousand for the third quarter of 2019 as compared to the third quarter of 2018.

Net interest margin (FTE) is the ratio of net interest income (FTE) to average earning assets for the period. The level of interest rates, together with the volume and mix of earning assets and interest-bearing liabilities, impact net interest income (FTE) and net interest margin (FTE). The net interest margin (FTE) of 3.54% for the three months ended September 30, 2019 was twenty-six basis points lower than the 3.80% for the three months ended September 30, 2018.  The net interest margin (FTE) of 3.66% for the nine months ended September 30, 2019 was fifteen basis points lower than the 3.81% for the nine months ended September 30, 2018.  Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP net interest margin.

Total interest income (FTE) for the three months ended September 30, 2019 was $67 thousand lower than the same period in the prior year.  The decrease in average gross loans balances was the major contributor to the decreased interest income.  This shift resulted in an earning asset yield, as computed on a tax-equivalent basis, of 4.25% on average earning asset balances of $616.3 million for the three months ended September 30, 2019.  The earning asset yield, as computed on a tax-equivalent basis, was 4.35% on average earning asset balances of $607.7 million for the three months ended September 30, 2018.

Total interest income (FTE) for the nine months ended September 30, 2019 was $432 thousand higher than the same period in the prior year.  The increased yield on loans was the major contributor to the increased interest income.  This shift resulted in an earning asset yield, as computed on a tax-equivalent basis, of 4.34% on average earning asset balances of $605.4 million for the nine months ended September 30, 2019.  The earning asset yield, as computed on a tax-equivalent basis, was 4.24% on average earning asset balances of $605.8 million for the nine months ended September 30, 2018.

Interest expense increased $257 thousand for the three months ended September 30, 2019 compared to the same period in the prior year.  Interest expense increased $1.1 million for the nine months ended September 30, 2019 compared to the same period in the prior year. The primary reason for the increase in interest expense is the increased rates paid on deposits to be competitive in the market.  The rate paid on interest-bearing deposits averaged 106 basis points in the three months ended September 30, 2019, compared to 75 basis points for the three months ended September 30, 2018. The rate paid on interest-bearing deposits averaged 101 basis points for the nine months ended September 30, 2019, compared to 59 basis points for the nine months ended September 30, 2018.  Average balances of interest-bearing deposits also increased, from $363.2 million in the three months ended September 30, 2018 to $414.5 million in the three months ended September 30, 2019 and from $362.9 million for the nine months ended September 30, 2018 to $397.3 million for the nine months ended September 30, 2019.  Average balances of borrowed funds decreased from $38.7 million in the three months ended September 30, 2018 to zero in the three months ended September 30, 2019, and decreased from $38.2 million for the nine months ended September 30, 2018 to $4.6 million for the nine months ended September 30, 2019, causing a decrease in interest expense on borrowed funds over both periods.  A table showing the mix of no cost and low cost deposit accounts is shown under “Financial Condition - Deposits” earlier in this report.

The following tables detail the average balance sheet, including an analysis of net interest income (FTE) for earning assets and interest bearing liabilities, for the three and nine months ended September 30, 2019 and 2018.  These tables also include a rate/volume analysis for these same periods (dollars in thousands).

Consolidated Average Balance Sheet and Analysis of Net Interest Income

	For the three months ended
	September 30, 2019			September 30, 2018			Change in Interest Income/ Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to : [4]		Total
	Balance	Income	Yield/Cost	Balance	Income	Yield/Cost	Volume	Rate	Increase/
(dollars in thousands)		Expense			Expense				(Decrease)
ASSETS
Interest Earning Assets:
Securities
Taxable Securities	$58,210	$320	2.20%	$52,765	$308	2.33%	$31	$(19)	$12
Tax Exempt Securities [1]	9,505	81	3.41%	13,195	108	3.27%	(31)	4	(27)
Total Securities [1]	67,715	401	2.37%	65,960	416	2.52%	—	(15)	(15)
Total Loans	516,637	6,021	4.62%	532,876	6,201	4.62%	(189)	9	(180)
Fed Funds Sold	31,956	174	2.16%	8,904	46	2.05%	125	3	128
Total Earning Assets	616,308	6,596	4.25%	607,740	6,663	4.35%	(64)	(3)	(67)
Less: Allowance for Loan Losses	(4,827)			(4,702)
Total Non-Earning Assets	43,604			37,983
Total Assets	$655,085			$641,021

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$107,179	$57	0.21%	$85,754	$14	0.06%	$4	$39	$43
Money Market and Savings Deposits	185,019	474	1.02%	154,231	263	0.68%	60	151	211
Time Deposits	122,274	574	1.86%	123,213	413	1.33%	(3)	164	161
Total Interest-Bearing Deposits	414,472	1,105	1.06%	363,198	690	0.75%	61	354	415
Repurchase agreements and other borrowed funds	—	—	0.00%	38,698	158	1.62%	(79)	(79)	(158)
Total Interest-Bearing Liabilities	414,472	1,105	1.06%	401,896	848	0.84%	(18)	275	257
Non-Interest-Bearing Liabilities:
Demand deposits	160,491			169,720
Other liabilities	4,574			243
Total Liabilities	579,537			571,859
Shareholders' Equity	75,548			69,162
Total Liabilities & Shareholders' Equity	$655,085			$641,021
Net Interest Income (FTE)		$5,491			$5,815		$(46)	$(278)	$(324)
Interest Rate Spread [2]			3.19%			3.51%
Interest Expense as a Percentage of Average Earning Assets			0.71%			0.55%
Net Interest Margin (FTE) [3]			3.54%			3.80%

(1)

Tax-exempt income for investment securities has been adjusted to a fully tax-equivalent basis (FTE), using a Federal income tax rate of 21%. Refer to the Reconcilement of Non-GAAP Measured table within the Non-GAAP Presentations earlier in this section.

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

Consolidated Average Balance Sheet and Analysis of Net Interest Income

	For the nine months ended
	September 30, 2019			September 30, 2018			Change in Interest Income/ Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to : [4]		Total
	Balance	Income	Yield/Cost	Balance	Income	Yield/Cost	Volume	Rate	Increase/
(dollars in thousands)		Expense			Expense				(Decrease)
ASSETS
Interest Earning Assets:
Securities
Taxable Securities	$52,798	$874	2.21%	$53,890	$917	2.27%	$(18)	$(25)	$(43)
Tax Exempt Securities (1)	11,705	280	3.19%	13,253	325	3.27%	(37)	(8)	(45)
Total Securities (1)	64,503	1,154	2.39%	67,143	1,242	2.47%	(55)	(33)	(88)
Total Loans	524,723	18,223	4.64%	529,556	17,850	4.51%	(164)	537	373
Fed Funds Sold	16,124	267	2.21%	9,142	120	1.75%	110	37	147
Total Earning Assets	605,350	19,644	4.34%	605,841	19,212	4.24%	(109)	541	432
Less: Allowance for Loan Losses	(4,892)			(4,247)
Total Non-Earning Assets	42,602			37,912
Total Assets	$643,060			$639,506

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$103,708	$153	0.20%	$90,781	$37	0.05%	$6	$110	$116
Money Market and Savings Deposits	171,971	1,222	0.95%	155,548	736	0.63%	84	402	486
Time Deposits	121,646	1,620	1.78%	116,573	815	0.93%	37	768	805
Total Interest-Bearing Deposits	397,325	2,995	1.01%	362,902	1,588	0.59%	127	1,280	1,407
Repurchase agreements and other borrowed funds	4,580	88	2.57%	38,249	376	1.31%	(483)	195	(288)
Total Interest-Bearing Liabilities	401,905	3,083	1.03%	401,151	1,964	0.65%	(356)	1,475	1,119
Non-Interest-Bearing Liabilities:
Demand deposits	164,093			170,135
Other liabilities	3,443			413
Total Liabilities	569,441			571,699
Shareholders' Equity	73,619			67,807
Total Liabilities & Shareholders' Equity	$643,060			$639,506
Net Interest Income (FTE)		$16,561			$17,248		$247	$(934)	$(687)
Interest Rate Spread (2)			3.31%			3.59%
Interest Expense as a Percentage of Average Earning Assets			0.68%			0.43%
Net Interest Margin (FTE) [3]			3.66%			3.81%

(1)

Tax-exempt income for investment securities has been adjusted to a fully tax-equivalent basis (FTE), using a Federal income tax rate of 21%. Refer to the Reconcilement of Non-GAAP Measured table within the Non-GAAP Presentations earlier in this section.

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

Provision for loan losses

A recovery of loan losses of $120 thousand was recognized in the third quarter of 2019 due primarily to the recapture of a portion of the loan loss provision previously allocated to a shared national credit that was sold during the quarter, the lower level of delinquencies within the student loan portfolio, along with the decreased balances in the organic loan portfolio.  A provision of $285 thousand was recognized in the third quarter of 2018.  A provision for loan losses of $500 thousand was recorded in the first nine months of 2019, compared to $890 thousand recorded for the first nine months of 2018.  The allowance for loan losses as a percentage of total loans at September 30, 2019 was 0.76%, compared to 0.91% as of December 31, 2018 and 0.89% as of September 30, 2018.  Further discussion of management’s assessment of the allowance for loan losses is provided earlier in the report and in Note 4 – Allowance for Loan Losses, found in the Notes to the Consolidated Financial Statements.  In management’s opinion, the allowance was adequately provided for at September 30, 2019.

Noninterest income

The components of noninterest income for the three months ended September 30, 2019 and 2018 are shown below (dollars in thousands):

	For the three months ended		Variance
	September 30, 2019	September 30, 2018	$	%
Noninterest income:
Trust income	$377	$409	$(32)	-7.8%
Advisory and brokerage income	159	144	15	10.4%
Royalty income	5	17	(12)	-70.6%
Deposit account fees	192	210	(18)	-8.6%
Debit/credit card and ATM fees	191	176	15	8.5%
Earnings/increase in value of bank owned life insurance	111	113	(2)	-1.8%
Fees on mortgage sales	43	73	(30)	-41.1%
Gains on sales of securities	7	-	7	N/A
Loan swap fee income	116	-	116	N/A
Other	126	128	(2)	-1.6%
Total noninterest income	$1,327	$1,270	$57	4.5%

Noninterest income for the quarter ended September 30, 2019 of $1.3 million was $57 thousand or 4.5% higher than the amount recorded for the quarter ended September 30, 2018.  This increase was largely due to the collection of loan swap income during the current quarter of $116 thousand.

The components of noninterest income for the nine months ended September 30, 2019 and 2018 are shown below (dollars in thousands):

	For the nine months ended		Variance
	September 30, 2019	September 30, 2018	$	%
Non interest income:
Trust income	$1,126	$1,250	$(124)	-9.9%
Advisory and brokerage income	451	426	25	5.9%
Royalty income	13	569	(556)	-97.7%
Deposit account fees	565	693	(128)	-18.5%
Debit/credit card and ATM fees	537	567	(30)	-5.3%
Earnings/increase in value of bank owned life insurance	687	333	354	106.3%
Fees on mortgage sales	129	155	(26)	-16.8%
Gains on sales of securities	71	-	71	N/A
Losses on sales of assets	-	(33)	33	N/A
Loan swap fee income	151	-	151	N/A
Other	356	331	25	7.6%
Total noninterest income	$4,086	$4,291	$(205)	-4.8%

Noninterest income for the nine months ended September 30, 2019 of $4.1 million was $205 thousand or 4.8% lower than the amount recorded for the nine months ended September 30, 2018.  This decrease was predominantly due to the lack of performance fee royalty income in the first quarter of 2019, compared to $518 thousand in the first quarter of 2018.  Royalty income is collected periodically from SRCM Holdings, LLC, as described in Note 1 – Summary of Significant Accounting Policies, found in the Notes to the Consolidated Financial Statements within the Company’s Form 10-K for the year ended December 31, 2018.  The decrease was offset by the increased earnings from bank owned life insurance of $354 thousand and increased loan swap fee income of $151 thousand.

Noninterest expense

The components of noninterest expense for the three months ended September 30, 2019 and 2018 are shown below (dollars in thousands):

	For the three months ended		Variance
	September 30, 2019	September 30, 2018	$	%
Noninterest expense:
Salaries and employee benefits	$2,268	$2,049	$219	10.7%
Net occupancy	450	458	(8)	-1.7%
Equipment	85	128	(43)	-33.6%
ATM, debit and credit card	51	48	3	6.3%
Bank franchise tax	151	126	25	19.8%
Computer software	144	108	36	33.3%
Data processing	341	281	60	21.4%
FDIC deposit insurance assessment	6	44	(38)	-86.4%
Loan expenses	67	72	(5)	-6.9%
Marketing, advertising and promotion	203	170	33	19.4%
Professional fees	213	227	(14)	-6.2%
Settlement of claims	160	-	160	N/A
Other	422	378	44	11.6%
Total noninterest expense	$4,561	$4,089	$472	11.5%

Noninterest expense for the third quarter of 2019 of $4.6 million was $472 thousand higher than the third quarter of 2018.  Salaries and employee benefits increased $219 thousand due to increased staffing for our new Richmond market and cyber and network security professionals, as well as the quarterly expense of stock grants for executive management issued in February 2019. The Company incurred an expense of $160 thousand in the third quarter of 2019, related to settlement of pending and threatened litigation.  For more information regarding this accrual, please refer to the earlier discussion of Commitments and Contingent Liabilities in Note 11 of the Notes to Consolidated Financial Statements.  FDIC deposit insurance assessment expense decreased as a result of the Deposit Insurance Fund restoration plan, which   provides automatic small bank credits to reduce small banks’ regular deposit insurance assessments up to the full amount of their assessments or the full amount of their credits, whichever is less. The reserve ratio reached the required limits effective June 30, 2019.  Management continues to evaluate expenses for potential containments and reductions that would have a positive impact on net income on an ongoing basis.

The components of noninterest expense for the nine months ended September 30, 2019 and 2018 are shown below (dollars in thousands):

	For the nine months ended		Variance
	September 30, 2019	September 30, 2018	$	%
Noninterest expense:
Salaries and employee benefits	$6,800	$6,022	$778	12.9%
Net occupancy	1,373	1,387	(14)	-1.0%
Equipment	316	374	(58)	-15.5%
ATM, debit and credit card	142	163	(21)	-12.9%
Bank franchise tax	455	375	80	21.3%
Computer software	391	307	84	27.4%
Data processing	987	828	159	19.2%
FDIC deposit insurance assessment	36	154	(118)	-76.6%
Loan expenses	208	228	(20)	-8.8%
Marketing, advertising and promotion	592	520	72	13.8%
Professional fees	620	654	(34)	-5.2%
Settlement of claims	460	-	460	N/A
Other	1,277	1,121	156	13.9%
Total noninterest expense	$13,657	$12,133	$1,524	12.6%

Noninterest expense for the first nine months of 2019 of $13.7 million was $1.5 million higher than the first nine months of 2018.  Salaries and employee benefits increased $778 thousand due to increased staffing for our new Richmond market and cyber and network security professionals, as well as the expense of stock grants for executive management issued in February 2019.  The Company incurred an expense of $460 thousand in the first nine months of 2019, related to settlement of pending and threatened litigation. FDIC deposit insurance assessment expense decreased $118 thousand from the nine months ended September 30, 2018 to the nine months ended September 30, 2019 for the reason as noted above.

The efficiency ratio (FTE) of 66.9% for the third quarter of 2019 was less favorable than the 57.7% for the same quarter of 2018, due to the increase in noninterest expense. Noninterest expense will continue to increase as the Company positions itself for growth and enters into new markets.  Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP efficiency ratio.

Provision for Income Taxes

The Company benefited from the Tax Cuts and Jobs Act (“Tax Act”) enacted on December 22, 2017, which permanently lowered the corporate income tax rate to 21% effective January 1, 2018, amongst other significant changes to the U.S. tax law.  For the three months ended September 30, 2019 and September 30, 2018, the Company provided $463 thousand and $527 thousand for Federal income taxes, respectively, resulting in an effective income tax rate of 19.6% for each period. For the nine months ended September 30, 2019 and September 30, 2018, the Company provided $1.2 million and $1.7 million for Federal income taxes, respectively, resulting in an effective income tax rate of 18.3% and 19.6%, respectively. The effective income tax rates differed from the U.S. statutory rate of 21% primarily due to the effect of tax-exempt income from life insurance policies and municipal bonds.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

101.0

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2019 and September 30, 2018, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and September 30, 2018, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the quarterly periods within 2019 and 2018, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and September 30, 2018 and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA NATIONAL BANKSHARES CORPORATION
(Registrant)

By:	/s/ Glenn W. Rust
Glenn W. Rust
President and Chief Executive Officer

Date:	November 8, 2019

By:	/s/ Tara Y. Harrison
Tara Y. Harrison
Executive Vice President and Chief Financial Officer

Date:	November 8, 2019