Form 10-K
period 2019-12-31
Virginia National Bankshares Corp
filed 2020-03-12
CIK 1572334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-55117

VIRGINIA NATIONAL BANKSHARES CORPORATION

(Exact name of Registrant as specified in its Charter)

Virginia	46-2331578
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
404 People Place Charlottesville, VA	22911
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (434) 817-8621

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	VABK	OTCQX

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the last reported sale price of the common stock quoted on the OTCQX, operated by the OTC Markets Group, Inc., on June 28, 2019 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $82.6 million.

The number of shares of Registrant’s Common Stock outstanding as of March 6, 2020 was 2,692,005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in conjunction with the registrant’s 2020 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

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

Factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

•	inflation, interest rates, market and monetary fluctuations;
•	geopolitical developments, including acts of war and terrorism and their impact on economic conditions;
•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
•	the impact of changes in laws, regulations and guidance related to financial services including, but not limited to, taxes, banking, securities and insurance;
•	changes in accounting principles, policies and guidelines;
•	changes, particularly declines, in general economic conditions and in the local economies in which the Company operates;
•	prolonged economic slowdown with our geographic region or a broader disruption in the economy, possibly as a result of a pandemic or other widespread public health emergency;
•	the financial condition of the Company’s borrowers;
•	competitive pressures on loan and deposit pricing and demand;
•	changes in technology and their impact on the marketing of new products and services and the acceptance of these products and services by new and existing customers;
•	the willingness of customers to substitute competitors’ products and services for the Company’s products and services;
•	the risks and uncertainties described from time to time in press releases and other public filings; and
•	the Company’s performance in managing the risks involved in any of the foregoing.

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

Virginia National Bank, the principal operating subsidiary of the Company, was organized in 1998 under federal law as a national banking association to engage in a general commercial and retail banking business. The Bank received its charter from the Office of the Comptroller of the Currency (the “OCC”) and commenced operations on July 29, 1998.  The Bank received fiduciary powers in January 2000.  The Bank’s main office is in Charlottesville, Virginia.  The Bank’s deposits are insured up to the maximum amount provided by the Federal Deposit Insurance Act by the Federal Deposit Insurance Corporation (“FDIC”).  Prior to July, 2018, the Bank had one wholly owned subsidiary, VNBTrust, National Association (“VNBTrust”), a national trust bank formed in 2007.  Effective July 1, 2018, VNBTrust was merged into Virginia National Bank.  The Bank continues to offer trust and estate administration services under the name of VNB Trust and Estate Services and offers wealth and investment advisory services under the name Sturman Wealth Advisors (“Sturman Wealth”), formerly known as VNB Investment Services.  The Bank is subject to the supervision, examination and regulations of the OCC and is also subject to regulations of the FDIC, the Federal Reserve and the Consumer Financial Protection Bureau (“CFPB”).

During 2018, the Company formed Masonry Capital Management, LLC (“Masonry Capital”), a registered investment advisor, which offers investment advisory and management services to clients through separately managed accounts and a private investment fund.  The Company believes the formation of Masonry Capital allows the Company to offer its investment strategy to a wider range of clients.

References to the Company’s subsidiaries in this document include both the Bank and Masonry Capital.

As of December 31, 2019, the Company and its subsidiaries occupied five full-service banking facilities in the cities of Charlottesville and Winchester and the County of Albemarle, Virginia, as well as a drive-through facility with additional office space for VNB Trust and Estate Services in Charlottesville.  Refer to Item 2. Properties for additional information regarding locations.

The multi-story office building at 404 People Place, Charlottesville, Virginia, also serves as the Company’s corporate headquarters and operations center, as well as the headquarters for Masonry Capital and for Sturman Wealth.  Additionally, the Company has loan production locations in Harrisonburg, Roanoke and Richmond, Virginia.

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

Wealth and investment advisory services and products are offered under the name of Sturman Wealth Advisors, formerly known as VNB Investment Services, pursuant to networking agreements with a registered broker/dealer and a registered investment advisor to provide services through representatives who are also employees of the Company.

Trust and estate administration services are offered through VNB Trust and Estate Services.

Investment management services are offered through Masonry Capital Management, LLC, whose flagship product for separately managed accounts and a private investment fund employs a value-based, catalyst-driven investment strategy.  The financial instruments used include common and preferred stock, corporate bonds, bank loans and other debt securities, convertible securities, Exchange Traded Funds (“EFTs”), options, warrants and cash equivalents.

The Bank primarily serves the Virginia communities in and around the City of Charlottesville, Albemarle County and the City of Winchester. The Bank also has loan production locations in Harrisonburg, Mechanicsville, Roanoke and Richmond, Virginia.  The Bank’s locations are well-positioned in attractive markets.  Within its market area, there are various types of industry including higher education, medical and professional services, research and development companies and retail.  The Bank closed its Orange, Virginia office effective April 13, 2018; expanded messenger service continues to be available to the customers within and surrounding Orange, Virginia.

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

Permitted Activities.  The permitted activities of a bank holding company are limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines by regulation or order to be so closely related to banking, or managing or controlling banks, as to be a proper incident thereto.  In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects.  Possible benefits include greater convenience, increased competition, and gains in efficiency.  Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices.  Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any activity or to terminate ownership or control of any subsidiary when the Federal Reserve has reasonable cause to believe that a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company may result from such an activity.

Banking Acquisitions; Changes in Control.  The BHC Act and related regulations require, among other things, the prior approval of the Federal Reserve in any case where a bank holding company proposes to (i) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless it already owns a majority of such voting shares), (ii) acquire all or substantially all of the assets of another bank or bank holding company, or (iii) merge or consolidate with any other bank holding company.  In determining whether to approve a proposed acquisition, the Federal Reserve will consider, among other factors, the following: the effect of the acquisition on competition; the public benefits expected to be received from the acquisition; any outstanding regulatory compliance issues of any institution that is a party to the transaction; the projected capital ratios and levels on a post-acquisition basis; the financial condition of each institution that is a party to the transaction and of the combined institution after the transaction; the parties’ managerial resources, as well as risk management and governance processes and systems; the parties’ compliance with the Bank Secrecy Act and anti-money laundering requirements; and the acquiring institution’s performance under the Community Reinvestment Act of 1977 and its compliance with fair housing and other consumer protection laws.

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

The Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios of the Company were 14.28%, 14.28%, 15.08% and 10.81%, respectively, as of December 31, 2019, thus exceeding the minimum requirements.  The Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios of the Bank were 14.18%, 14.18%, 14.98% and 10.73%, respectively, as of December 31, 2019, also exceeding the minimum requirements.

With respect to the Bank, the “prompt corrective action” regulations pursuant to Section 38 of the FDIA were revised, effective as of January 1, 2015, to incorporate a common equity Tier 1 capital ratio and to increase certain other capital ratios.  To be “well capitalized” under the revised regulations, a bank must have the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%.  The Bank exceeds the thresholds to be considered well capitalized as of December 31, 2019.

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

Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals.  The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures.  These discretionary supervisory actions include: (a) requiring the institution to raise additional capital; (b) restricting transactions with affiliates; (c) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (d) any other supervisory action that the agency deems appropriate.  These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.  The Bank met the definition of being “well capitalized” as of December 31, 2019.

As described above in “The Bank – Capital Requirements,” the capital requirement rules issued by the OCC incorporate new requirements into the prompt corrective action framework.

Deposit Insurance.  The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments based on average total assets minus average tangible equity to maintain the DIF. The basic limit on FDIC deposit insurance coverage is $250,000 per depositor. Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations as an insured depository institution, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes.  As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment structure, set a target “designated reserve ratio” of 2 percent for the DIF, in lieu of dividends, provides for a lower assessment rate schedule, when the reserve ratio reaches 2 percent and 2.5 percent. An institution’s assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three-year period, which considers the institution’s weighted average CAMELS component rating.  The CAMELS component is a supervisory rating system designed to reflect financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk (“CAMELS”).  At December 31, 2019, total base assessment rates for institutions that have been insured for at least five years range from 1.5 to 40 basis points, with rates of 1.5 to 30 basis points applying to banks with less than $10 billion in assets. In 2019 and 2018, the Company expensed $36,000 and $189,000, respectively, in deposit insurance assessments. In 2019, the Company received a $155,000 FDIC small bank credit assessment award, to be used partially in 2019 and toward future assessments, as the deposit insurance fund reserve ratio exceeded 1.38%.

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

LIBOR and Other Benchmark Rates.  Following the announcement by the U.K.’s Financial Conduct Authority in July 2017 that it will no longer persuade or require banks to submit rates for the London InterBank Offered Rate (LIBOR) after 2021, central banks and regulators around the world have commissioned working groups to find suitable replacements for Interbank Offered Rates (IBOR) and other benchmark rates and to implement financial benchmark reforms more generally. These actions have resulted in uncertainty regarding the use of alternative reference rates (ARRs) and could cause disruptions in a variety of markets, as well as adversely impact the Company’s business, operations and financial results.

To facilitate an orderly transition from LIBOR, IBOR and other benchmark rates to ARRs, the Company has established a focus committee, which includes members of senior management, including the Chief Credit Officer and Chief Financial Officer, among others. The task of this committee is to identify, assess and monitor risks associated with the expected discontinuation or unavailability of benchmarks, including LIBOR, achieve operational readiness and engage impacted clients in connection with the transition to ARRs.

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

Volcker Rule.  The Dodd-Frank Act and regulations under that act prohibit insured depository institutions and their affiliates, except as permitted under certain limited circumstances, from (i) engaging in short-term proprietary trading for their own accounts and (ii) having certain ownership interests in, and relationships with, hedge funds or private equity funds.  The Volcker Rule did not have a material impact on the Company's operations or financial position in 2019 and 2018.

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

In October 2016, the federal bank regulatory agencies issued proposed rules on enhanced cybersecurity risk-management and resilience standards that would apply to very large financial institutions and to services provided by third parties to these institutions.  The comment period for these proposed rules has closed; however, the final rules have not been published.  Although the proposed rules would apply only to bank holding companies and banks with $50 billion or more in total consolidated assets, these rules could influence the federal bank regulatory agencies’ expectations and supervisory requirements for information security standards and cybersecurity programs of financial institutions with less than $50 billion in total consolidated assets.

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

Employees

At December 31, 2019, the Company had 97 full time equivalent employees.  None of its employees are represented by any collective bargaining unit. The Company considers relations with its employees to be good.

The Company owns Bank Owned Life Insurance (“BOLI”) policies on each executive officer and certain other senior officers of the Company.  BOLI is a bank-eligible asset designed to recover costs of providing pre- and post-retirement benefits and/or to finance general employee benefit expenses.  Under BOLI policies, each executive officer and certain other senior officers of the Company are the insured, and the Company is the owner and beneficiary of the policies.  The insured has no claim to the insurance policy or to the policy’s cash value.  Under separate split dollar agreements, a portion of any death benefit may be paid to the beneficiaries of the insured officer, subject to the terms and restrictions of the split dollar endorsement agreement between the insured officer and the Company.

Item 1A.	RISK FACTORS.

Not required

Item 1B.	UNRESOLVED STAFF COMMENTS.

None

Item 2.	PROPERTIES.

The Company and its subsidiaries currently occupy five full-service banking facilities in Charlottesville, Winchester, and Albemarle County.  The Company’s main office, a full-service banking facility, operations, and offices of both Masonry Capital and Sturman Wealth Advisors are located at 404 People Place, Charlottesville, Virginia. Full-service banking facilities are also located at 222 East Main Street, Charlottesville, Virginia; 1580 Seminole Trail, Charlottesville, Virginia; 1900 Arlington Boulevard, Charlottesville, Virginia; and 3119 Valley Avenue, #102, Winchester, Virginia.  VNB Trust and Estate Services is located at 112 Third Street, SE, Charlottesville, Virginia, which is part of the same leased space that the Company uses to operate a drive-through location at 301 East Water Street, Charlottesville, Virginia.  The Company closed its banking facility at the 102 East Main Street, Orange, Virginia location effective April 13, 2018.  The Bank offers messenger services to customers previously serviced through the Orange Office.

The five-story building located at 404 People Place, Charlottesville, Virginia (the “Pantops Building”), just east of the Charlottesville city limits on Pantops Mountain, was constructed by the Bank on a pad site leased in 2005 from Pantops Park, LLC for a term of twenty years, with seven five-year renewal options.  William D. Dittmar, Jr., a director of the Company, is the manager and indirect owner of Pantops Park, LLC.  Monthly rent for this space is a fair market rate as verified by an independent third-party appraisal. The building, consisting of approximately 43,000 square feet, was completed in early 2008, and the Bank opened this full-service office in April, 2008.  In addition to the Company’s use of this building as outlined in the preceding paragraph, a portion of the additional space is leased to tenants.

The property located at 1580 Seminole Trail, Charlottesville, Virginia has been fully owned by the Company since 2012.  As of December 31, 2019, all of the other locations were leased from parties other than related parties other than the Pantops Building.  The banking facility located at 1900 Arlington Boulevard, Charlottesville, Virginia, was constructed by the Bank on a pad site which is leased by the Company; this facility has additional space not occupied by the banking facility that has been leased to tenants.

See Note 5 – Premises and Equipment and Note 6 – Leases in the notes to consolidated financial statements in Item 8. Financial Statements and Supplementary Data for information with respect to the amounts at which the Company’s premises and equipment are carried and commitments under long-term leases.

Item 3.	LEGAL PROCEEDINGS.

In the ordinary course of its operations, the Company and/or its subsidiaries are parties to various legal proceedings from time to time.  Based on the information presently available, and after consultation with legal counsel, management believes that the ultimate outcome of such proceedings, in the aggregate, will not have a material adverse effect on the business or financial condition of the Company and its subsidiaries.

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable

Part II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock Performance and Dividends

Virginia National Bankshares Corporation’s common stock is quoted on the OTC Markets Group’s OTCQX tier (“OTCQX”) under the symbol VABK.  As of December 31, 2019, the Company had issued and outstanding 2,692,005 shares of common stock, which included 4,000 shares of restricted stock that have not yet vested.  These shares were held by approximately 450 registered shareholders of record, not including beneficial holders of securities held in street name at a brokerage or other firm.

The payment of dividends is at the discretion of the Company’s Board of Directors and is subject to various federal and state regulatory limitations.  As a bank holding company, the ability to pay dividends is dependent upon the overall performance and capital requirements of the Bank.

The data in the table below represents the high bid and low bid quotations that occurred for the periods shown, as reported by the OTCQX, for the years ended December 31, 2019 and December 31, 2018.  These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  Additionally, the table shows the dividends declared per quarter in 2019 and 2018.

	Bid Quotations				Dividends Declared
	2019		2018		2019	2018
	High	Low	High	Low
First Quarter	$37.38	$32.81	$42.00	$39.00	$0.30	$0.19
Second Quarter	$37.21	$35.90	$48.00	$41.15	$0.30	$0.30
Third Quarter	$37.06	$35.77	$49.00	$45.30	$0.30	$0.30
Fourth Quarter	$37.69	$37.07	$46.05	$34.50	$0.30	$0.30
Total					$1.20	$1.09

On June 13, 2019, the Company’s Board of Directors declared a 5% stock dividend to be paid on July 5, 2019 to shareholders of record as of June 26, 2019.  In addition, on March 16, 2018, the Company’s Board of Directors declared a 5% stock dividend to be paid on April 13, 2018 to shareholders of record as of April 3, 2018.  Shareholders received cash in lieu of fractional shares. American Stock Transfer and Trust Company is the Company’s stock transfer agent and registrar.

Recent Issuances of Unregistered Securities

During the past three years, the Company issued unregistered shares of the Company’s common stock as outlined in the table below in connection with the exercise of stock options by current directors, former directors and employees under (a) the Company’s 2003 Stock Incentive Plan and (b) the Company’s Amended and Restated 2005 Stock Incentive Plan prior to the registration of that plan on Form S-8 filed with the Securities and Exchange Commission on July 25, 2017.  These shares were not registered under the Securities Act and were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act on the basis that such issuance did not involve any public offering.  Shares issued prior to July 5, 2019 and/or April 13, 2018 have been adjusted for the 5% stock dividends effective on such dates.

Date	Total Number of Shares Issued	Weighted Average Exercise Price
First Quarter, 2017	14,478	$16.79
Second Quarter, 2017	11,137	$20.12
Third Quarter, 2017	2,451	$16.56
First Quarter, 2019	4,902	$16.56

Item 6.	SELECTED FINANCIAL DATA.

Not required.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

•

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

•

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

•

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

•

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

•

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

•

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

o

Net interest income is discussed in Management’s Discussion and Analysis on a GAAP basis unless noted as “FTE,” and the reconcilement below shows the fully taxable-equivalent adjustment to net interest income to aid the reader in understanding the computations of net interest margin and the efficiency ratio on a non-GAAP basis.

o

Net interest margin – Net interest margin (FTE) is calculated as net interest income, computed on an FTE basis, expressed as a percentage of average earning assets. The Company believes this measure to be the preferred industry measurement of net interest margin and that it enhances comparability of net interest margin among peers in the industry.

o

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

•

Operating income and performance measures exclude nonrecurring tax expenses, which occurred as a result of the enactment of the Tax Act in December 2017 as previously discussed.  under Application of Critical Accounting Policies.  Management believes that the exclusion of the significant one-time effect of the Act provides users of the Company’s financial information a presentation of the Company’s financial results that is representative of its ongoing operations.  Management uses these non-GAAP measures to evaluate the Company’s operating performance on a basis comparable to other financial periods.  In this non-GAAP presentation, the income tax expense related to the revaluation of the Company’s net deferred tax asset is added to the Company’s net income.  Net income is discussed in Management’s Discussion and Analysis on a GAAP basis unless noted as “non-GAAP.”

The reconcilement below shows how these non-GAAP measures are computed from their respective GAAP measures (dollars in thousands except per share amounts):

Reconcilement of Non-GAAP Measures:	Year Ended December 31
	2019	2018	2017
Fully taxable-equivalent (FTE) measures
Net interest income	$21,924	$22,896	$21,377
Fully taxable-equivalent adjustment	78	91	148
Net interest income (FTE)	$22,002	$22,987	$21,525

Efficiency ratio	65.1%	56.3%	58.3%
Impact of FTE adjustment	-0.2%	-0.1%	-0.3%
Efficiency ratio (FTE)	64.9%	56.2%	58.0%

Net interest margin	3.56%	3.79%	3.61%
Fully tax-equivalent adjustment	0.01%	0.01%	0.02%
Net interest margin (FTE)	3.57%	3.80%	3.63%

Operating income and performance measures
Net income	$6,689	$8,470	$6,554
Plus nonrecurring tax expense	-	-	963
Net operating income (non-GAAP)	$6,689	$8,470	$7,517

Net income per share, diluted *	$2.49	$3.15	$2.46
Impact of nonrecurring tax expense	-	-	0.36
Net operating income per share, diluted (non-GAAP) *	$2.49	$3.15	$2.82

Return on average assets	1.02%	1.33%	1.05%
Impact of nonrecurring tax expense	0.00%	0.00%	0.15%
Operating return on average assets (non-GAAP)	1.02%	1.33%	1.20%

Return on average equity	8.99%	12.39%	10.36%
Impact of nonrecurring tax expense	0.00%	0.00%	1.52%
Operating return on average equity (non-GAAP)	8.99%	12.39%	11.88%

* Adjusted to reflect the 5% stock dividends effective July 5, 2019 and April 13, 2018.

Results of Operations

Consolidated Return on Assets and Equity and Other Key Ratios

The annualized ratio of net income to average total assets and average shareholders' equity and certain other ratios for the periods indicated are as follows:

	2019	2018	2017
Return on average assets	1.02%	1.33%	1.05%
Operating return on average asset (non-GAAP)	1.02%	1.33%	1.20%
Return on average equity	8.99%	12.39%	10.36%
Operating return on average equity (non-GAAP)	8.99%	12.39%	11.88%
Average equity to average assets	11.32%	10.70%	10.11%
Cash dividend payout ratio (adjusted for 5% stock dividends)	48.19%	32.93%	24.81%
Efficiency ratio (FTE)	64.90%	56.16%	57.95%

Net income for the year ended December 31, 2019 was $6.7 million, or $2.49 per diluted share, a 21.0% decrease compared to $8.5 million, or $3.15 per diluted share, as adjusted for the 5% stock dividend effective July 5, 2019, for the year ended December 31, 2018.  This $1.8 million decrease was primarily the result of an increase of $1.9 million in noninterest expense and a $972,000 decrease in the net interest income. Positively affecting net income for 2019 compared to 2018 was a decrease of $498,000 in the provision for loan losses and a $542,000 decrease in provision for income taxes.

The efficiency ratio (FTE) was 64.9% for the year ended December 31, 2019, compared to 56.2% for the same period of 2018, increasing due to the higher level of noninterest expense and the lower level of net interest income.

The Company has four reportable segments: the Bank, VNB Trust and Estate Services, Sturman Wealth Advisors, and Masonry Capital.

•

Bank - The Bank’s commercial banking activities involve making loans, taking deposits and offering related services to individuals, businesses and charitable organizations.  Loan fee income, service charges from deposit accounts, and other non-interest-related revenue, such as fees for debit cards and ATM usage and fees for treasury management services, generate additional income for this segment.

•

Sturman Wealth Advisors – This segment offers wealth and investment advisory services.  Revenue for this segment is generated primarily from investment advisory and financial planning fees, with a small and decreasing portion attributable to brokerage commissions. During February 2016, the Company purchased the book of business, including interest in the client relationships, (“Purchased Relationships”), from a current officer (the “Seller”) of the Company pursuant to an employment and asset purchase agreement (the “Purchase Agreement”).  Prior to becoming an employee of the Company and until the Effective Date of the sale, the Seller provided services to the Purchased Relationships as a sole proprietor. Under the terms of the Purchase Agreement, the Company will receive all future revenue for investment management, advisory, brokerage, insurance, consulting, and related services performed for the Purchased Relationships. More information on this purchase can be found under Intangible Assets in Note 7 of the notes to consolidated financial statements, which is found in Item 8. Financial Statements and Supplementary Data.

•

VNB Trust and Estate Services - This segment offers corporate trustee services, trust and estate administration, IRA administration and custody services and, prior to January 1, 2020, offered in-house investment management services. Revenue for this segment is generated from administration, service and custody fees, as well as management fees which are derived from Assets Under Management.  Investment management services currently are offered through affiliated and third-party managers.  In addition, royalty income, in the form of fixed and/or incentive fees, from the sale of Swift Run Capital Management, LLC in 2013 is reported as income of VNB Trust and Estate Services.  More information on royalty income and the related sale can be found under Summary of Significant Accounting Policies in Note 1 of the notes to consolidated financial statements, which is found in Item 8. Financial Statements and Supplementary Data.

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

The Bank segment earned net income of $6.8 million in 2019, a $1.1 million decrease over the $7.9 million netted in 2018.  Sturman Wealth Advisors and VNB Trust and Estate Services earned $11,000 and $90,000 in 2019, respectively.  Masonry Capital realized a net loss of $210,000 in the same period.  Prior to January 1, 2019, the Company had two reportable segments, the Bank and VNB Wealth.  The VNB Wealth segment recorded net income of $592,000 in 2018.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is computed as the difference between the interest income on earning assets and the interest expense on deposits and other interest bearing liabilities.  Net interest income represents the principal source of revenue for the Company and accounted for 79.8% of the total revenue in 2019. Net interest margin (FTE) is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income (FTE) and net interest margin (FTE).

The following table details the average balance sheet, including an analysis of net interest income (FTE) for earning assets and interest bearing liabilities, for the years ended December 31, 2019, 2018, and 2017.

Consolidated Average Balance Sheets and Analysis of Net Interest Income (FTE)

	Year Ended December 31, 2019			Year Ended December 31, 2018			Year Ended December 31, 2017
		Interest	Average		Interest	Average		Interest	Average
(dollars in thousands)	Average Balance	Income Expense	Yield/ Cost	Average Balance	Income Expense	Yield/ Cost	Average Balance	Income Expense	Yield/ Cost
ASSETS
Interest earning assets:
Securities
Taxable securities	$56,870	$1,268	2.23%	$52,612	$1,218	2.32%	$62,207	$1,211	1.95%
Tax exempt securities [1]	11,266	368	3.27%	13,547	431	3.18%	12,627	436	3.45%
Total securities [1]	68,136	1,636	2.40%	66,159	1,649	2.49%	74,834	1,647	2.20%
Loans:
Real estate	361,578	16,397	4.53%	355,135	15,584	4.39%	332,936	13,955	4.19%
Commercial	84,778	3,237	3.82%	84,175	3,270	3.88%	75,863	2,761	3.64%
Consumer	77,419	4,546	5.87%	88,626	5,065	5.72%	83,134	4,148	4.99%
Total Loans	523,775	24,180	4.62%	527,936	23,919	4.53%	491,933	20,864	4.24%
Fed funds sold	23,873	459	1.92%	10,834	209	1.93%	24,982	241	0.96%
Other interest bearing deposits	-	-	-	-	-	-	612	7	1.14%
Total earning assets	615,784	26,275	4.27%	604,929	25,777	4.26%	592,361	22,759	3.84%
Less: Allowance for loan losses	(4,653)			(4,358)			(3,726)
Total non-earning assets	44,065			38,338			37,469
Total assets	$655,196			$638,909			$626,104

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing deposits:
Interest checking	$106,103	$210	0.20%	$91,117	$69	0.08%	$98,902	$49	0.05%
Money market and savings deposits	181,459	1,829	1.01%	158,072	1,064	0.67%	141,805	418	0.29%
Time deposits	119,416	2,146	1.80%	116,782	1,259	1.08%	121,974	663	0.54%

Total interest-bearing deposits	406,978	4,185	1.03%	365,971	2,392	0.65%	362,681	1,130	0.31%
Repurchase agreements and other borrowed funds	3,417	88	2.58%	30,370	398	1.31%	21,842	104	0.48%
Total interest-bearing liabilities	410,395	4,273	1.04%	396,341	2,790	0.70%	384,523	1,234	0.32%
Non-Interest-Bearing Liabilities:
Demand deposits	166,214			172,736			177,073
Other liabilities	4,399			1,452			1,241
Total liabilities	581,008			570,529			562,837
Shareholders' equity	74,188			68,380			63,267
Total liabilities & shareholders' equity	$655,196			$638,909			$626,104
Net interest income (FTE)		$22,002			$22,987			$21,525
Interest rate spread [2]			3.23%			3.56%			3.52%
Interest expense as a percentage of average earning assets			0.69%			0.46%			0.21%
Net interest margin (FTE) [3]			3.57%			3.80%			3.63%

(1)

Tax-exempt income for investment securities has been adjusted to a fully tax-equivalent basis (FTE), using a Federal income tax rate of 21% for 2019 and 2018 and 34% for 2017.  Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP Presentations earlier in this section.

(2)	Interest rate spread is the average yield earned on earning assets less the average rate paid on interest-bearing liabilities.
(3)	Net interest margin (FTE) is net interest income expressed as a percentage of average earning assets.

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

Volume and Rate Analysis

2019 compared to 2018

(dollars in thousands)

	Change due to:		Increase/
	Volume	Rate	(Decrease)
Assets:
Securities	$48	(61)	$(13)
Loans:
Real estate	286	527	813
Commercial	23	(56)	(33)
Consumer	(655)	136	(519)
Total loans	(346)	607	261
Federal funds sold	251	(1)	250
Total earning assets	$(47)	$545	$498
Liabilities and Shareholders' equity:
Interest-bearing deposits:
Interest checking	$13	128	$141
Money market and savings	175	590	765
Time deposits	29	858	887
Total interest-bearing deposits	217	1,576	1,793
Repurchase agreements and other borrowings	(517)	207	(310)
Total interest-bearing liabilities	(300)	1,783	1,483
Change in net interest income	$253	$(1,238)	$(985)

2018 compared to 2017

(dollars in thousands)

	Change due to:		Increase/
	Volume	Rate	(Decrease)
Assets:
Securities	$(203)	205	$2
Loans:
Real estate	956	673	1,629
Commercial	315	194	509
Consumer	286	631	917
Total loans	1,557	1,498	3,055
Federal funds sold	(186)	154	(32)
Other interest bearing deposits	(7)	-	(7)
Total earning assets	$1,161	$1,857	$3,018
Liabilities and Shareholders' equity:
Interest-bearing deposits:
Interest checking	$(4)	24	$20
Money market and savings	53	593	646
Time deposits	(29)	625	596
Total interest-bearing deposits	20	1,242	1,262
Repurchase agreements and other borrowings	54	240	294
Total interest-bearing liabilities	74	1,482	1,556
Change in net interest income	$1,087	$375	$1,462

For the twelve months of 2019, net interest income (FTE) of $22.0 million was recognized, a decline of $985,000 or 4.3% over the same period in 2018.  Net interest income (FTE) for 2018 totaled $23.0 million and was $1.5 million higher than the 2017 total of $21.5 million.  Average earning assets increased $10.9 million or 1.8% in 2019 compared to 2018 and increased $12.6 million in 2018 compared to 2017.  The increase in rates paid on deposits in 2019 compared to 2018 significantly outpaced the yield gained from increased rates on loans.  From 2017 to 2018, the increase in yields on loans as well as the volume of loans contributed to the rise in net interest income. The average balance for loans as a percentage of earnings assets for 2019 was 85.1%, compared to 87.3% and 83.0% in 2018 and 2017, respectively.

The 2019 net interest margin (FTE) declined 23 basis points to 3.57% from 3.80% for the year ended December 31, 2018. The 2018 net interest margin (FTE) improved 17 basis points from 3.63% for the year ended December 31, 2017. The tax-equivalent yield on average earning assets for 2019 of 4.27% was one basis point higher than the 2018 yield of 4.26% and was 43 basis points higher than the 2017 yield of 3.84%. Loan yields for 2019 were 4.62%, a positive trend compared to the loan yields of 4.53% and 4.24% for 2018 and 2017, respectively. Average loans for 2019 of $523.8 million were $4.1 million lower than the 2018 average of $527.9 million; 2018’s average loan balances were $36.0 million higher than the prior year’s average of $491.9 million.

Interest expense as a percentage of average earning assets increased to 69 basis points for 2019, compared to 46 and 21 basis points for 2018 and 2017, respectively.  Net interest margin will be impacted by future changes in short-term and long-term interest rate levels on deposits, as well as the impact from the competitive environment.  A continuing primary driver of the Company’s low cost of funds is the Company’s level of non-interest bearing demand deposits and low-cost deposit accounts. Below is a table illustrating the average balances of these accounts as a percentage of total deposit account balances.

Non-interest and low-cost deposit account analysis

(dollars in thousands)	2019		2018		2017
	Average Balance	% of Total Deposits	Average Balance	% of Total Deposits	Average Balance	% of Total Deposits
Non-interest demand deposits	$166,214	29.0%	$172,736	32.1%	$177,073	32.8%
Interest checking accounts	106,103	18.5%	91,117	16.9%	98,902	18.3%
Money market and savings deposit accounts	181,459	31.7%	158,072	29.3%	141,805	26.3%
Total non-interest and low-cost deposit accounts	$453,776	79.2%	$421,925	78.3%	$417,780	77.4%
Total deposit account balances	$573,192		$538,707		$539,754

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

Based on management’s continuing evaluation of the loan portfolio in 2019, the Company recorded a provision for loan losses of $1.4 million, compared to a provision of $1.9 million in 2018.  The significant increase in the 2018 provision for loan losses was due to the insolvency of ReliaMax Surety Company (“ReliaMax Surety”), the South Dakota insurance company which issued the surety bonds on the student loan portfolios.  ReliaMax Surety was placed into liquidation, and the surety bonds were terminated on July 27, 2018.  The decrease in the 2019 provision for loan losses was primarily attributed to the recapture of a portion of the provision previously allocated to a shared national credit that was sold during the year and the decline in student loan balances year-over-year.

The allowance for loan losses as a percentage of total loans was 0.78% at December 31, 2019 compared to 0.91% at December 31, 2018.

The following is a summary of the changes in the allowance for loan losses for the years ended December 31, 2019, 2018, and 2017:

(dollars in thousands)	2019	2018	2017
Allowance for loan losses, January 1	$4,891	$4,043	$3,688
Charge-offs	(2,259)	(1,097)	(111)
Recoveries	202	72	48
Provision for loan losses	1,375	1,873	418
Allowance for loan losses, December 31	$4,209	$4,891	$4,043

Allowance for loan losses as a percentage of period-end total loans	0.78%	0.91%	0.76%

Noninterest Income

The major components of noninterest income are detailed below. Year-to-year variances are shown for each noninterest income category.

	For the year ended December 31		Variance
(dollars in thousands)	2019	2018	$	%
Noninterest income:
Trust income	$1,698	$1,665	$33	2.0%
Advisory and brokerage income	605	565	40	7.1%
Royalty income	17	585	(568)	-97.1%
Customer service fees	766	909	(143)	-15.7%
ATM, debit and credit card fees	723	747	(24)	-3.2%
Earnings/increase in value of bank owned life insurance	798	446	352	78.9%
Fees on mortgage sales	189	193	(4)	-2.1%
Gains on sales and calls of securities	74	-	74	-
Losses on sales of assets	-	(33)	33	-
Other	681	453	228	50.3%
Total noninterest income	$5,551	$5,530	$21	0.4%

Noninterest income of $5.6 million for the year ended December 31, 2019 experienced a net increase over the prior year by $21,000, as a result of the following variances:

•	Earnings from bank owned life insurance increased $352,000 as a result of a death benefit received following the death of a former employee.
•	Other noninterest income increased $228,000, primarily due to the collection of $212,000 in loan swap fees during 2019. No swap fee income was realized in 2018.
•

Royalty income was $568,000 higher in 2018 due to the receipt of the Bank’s portion of annual performance fees earned by SRCM in 2017.  See Note 1 – Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further details regarding the Company’s sale agreement with SRCM.

•	Customer service fees declined $143,000 due to lower commercial service charges and lower return check and overdraft fees.

Noninterest Expense

Noninterest expense of $17.9 million reported for 2019 increased $1.9 million or 11.7% from the $16.0 million for the same period of 2018. The major components of noninterest expense are detailed below. Year-over-year variances are shown for each noninterest expense category.

	For the year ended December 31		Variance
(dollars in thousands)	2019	2018	$	%
Noninterest expense:
Salaries and employee benefits	$9,249	$8,036	$1,213	15.1%
Net occupancy	1,824	1,835	(11)	-0.6%
Equipment	430	500	(70)	-14.0%
ATM, debit and credit card	190	207	(17)	-8.2%
Bank franchise tax	591	469	122	26.0%
Computer software	529	424	105	24.8%
Data processing	1,236	1,088	148	13.6%
FDIC deposit insurance assessment	36	189	(153)	-81.0%
Marketing, advertising and promotion	539	715	(176)	-24.6%
Professional fees	771	797	(26)	-3.3%
Settlement of claims	460	-	460	-
Other	2,029	1,754	275	15.7%
Total noninterest expense	$17,884	$16,014	$1,870	11.7%

Salaries and employee benefits accounted for $1.2 million of the increase from December 31, 2018 to December 31, 2019. This increase was due to an overall increase in salaries from the increased number of employees, predominantly experienced commercial loan officers in the Richmond and Roanoke markets and the cyber security and network team, as well as increased stock grant and other expense for executive management.  At December 31, 2019, the Company had 97 full-time equivalent employees compared to 86 at year-end 2018.

Settlement of claims amounted to $460,000 in 2019 in connection with the final settlement of pending and threatened legal proceedings.  Data processing expense increased $148,000 over the prior year, due to the implementation of software to enhance our lending operations and to assist in the future adoption of the current expected credit losses model.  Management continues to evaluate expense categories for potential reductions that would have a positive impact on net income on an ongoing basis.

Provision for Income Taxes

The provision for income taxes is based upon the results of operations, adjusted for the effect of certain tax-exempt income and non-deductible expenses.  In addition, certain items of income and expense are reported in different periods for financial reporting and tax return purposes.  The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. Deferred tax assets or liabilities are computed based on the difference between the financial statement and the income tax bases of assets and liabilities using the applicable enacted marginal tax rate.

For 2019, the Company provided $1.5 million for Federal income taxes, resulting in an effective income tax rate of 18.6%.  In 2018, the Company provided $2.1 million for Federal income taxes, resulting in an effective income tax rate of 19.6%. The effective income tax rate for 2019 and 2018 was lower than the U.S. statutory rate of 21% primarily due to the effect of tax-exempt income from municipal bonds and bank owned life insurance policies.  The tax benefits from the tax-exempt income in 2019 and 2018 were $230,000 and $168,000, respectively. The lower effective tax rate for 2019 compared to the prior year and the statutory rate was primarily related to the non-taxability of the death proceeds from bank owned life insurance.

More information on income taxes, including net deferred taxes can be found in Note 9 – Income Taxes of the notes to consolidated financial statements which is found in Item 8. Financial Statements and Supplementary Data.

BALANCE SHEET ANALYSIS

Securities

The investment securities portfolio has a primary role in the management of the Company’s liquidity requirements and interest rate sensitivity, as well as generating significant interest income. Investment securities also play a key role in diversifying the Company’s balance sheet. In addition, a portion of the investment securities portfolio is pledged as collateral for public fund deposits.  Changes in deposit and other funding balances and in loan production will impact the overall level of the investment portfolio.

As of December 31, 2019, the Company’s investment portfolio totaled $115.7 million, with obligations of U.S. government corporations and government-sponsored enterprises amounting to $87.0 million, or approximately 76% of the total.  The Company’s investment portfolio totaled $63.1 million as of December 31, 2018.

For the year ended December 31, 2019, proceeds from the sales of securities amounted to $21.1 million, and gross realized gains on these securities were $71,000.  An additional $3,000 gain was realized from a call of a security during 2019.  Management proactively manages the mix of earning assets and cost of funds to maximize the earning capacity of the Company, and throughout 2019, lower earning securities were sold, resulting in net gains, and the proceeds were either used to purchase higher yielding securities or fund higher earning loans as loan funding needs arose. For the year ended December 31, 2018, there were no sales of securities.

In accordance with ASC 320, “Investments - Debt and Equity Securities,” the Company has categorized its unrestricted securities portfolio as Available for Sale (“AFS”). Securities classified as AFS may be sold in the future, prior to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. AFS securities are carried at fair value. Net aggregate unrealized gains or losses on these securities are included, net of taxes, as a component of shareholders’ equity. All of the Company’s unrestricted securities were investment grade or better as of December 31, 2019.  Given the generally high credit quality of the Company’s AFS investment portfolio, management expects to realize all of its investment upon market recovery or the maturity of such instruments and thus believes that any impairment in value is interest-rate-related and therefore temporary.  AFS securities included gross unrealized gains of $358,000 and gross unrealized losses of $412,000 as of December 31, 2019.

Carrying Value of Securities	As of December 31,
	2019	2018	2017
Securities Available for Sale
Fair Value:
U.S. Government Agencies	$14,952	$18,974	$18,962
Corporate Bonds	7,469	-	-
Mortgage-Backed Securities/CMOs	71,732	25,063	29,945
Municipal Bonds	19,888	17,355	18,593
Total Debt Securities	114,041	61,392	67,500
Marketable Equity Securities	-	-	1
Total Securities Available for Sale	$114,041	$61,392	$67,501
Restricted Securities
Cost:
Federal Reserve Bank Stock	$1,039	$1,039	$1,039
Federal Home Loan Bank Stock	580	580	1,181
CBB Financial Corporation Stock	64	64	64
Total Restricted Securities	$1,683	$1,683	$2,284

All mortgage-backed securities included in the above tables were issued by U.S. government agencies and corporations.  At December 31, 2019, the securities issued by political subdivisions or agencies were highly rated with 87% of the municipal bonds having AA or higher ratings.  Approximately 84% of the municipal bonds are general obligation bonds, and issuers are geographically diverse.  The Company held one short-term corporate bond in the amount of $7.5 million as of December 31, 2019 which matures in March 2020.  The Company does not hold any derivative instruments.  The Company held no issues that exceeded 10% of the Company’s shareholders' equity at December 31, 2019.

The Company’s holdings of restricted securities totaled $1.7 million at December 31, 2019 and 2018, and consisted of stock in Federal Reserve Bank of Richmond, stock in Federal Home Loan Bank of Atlanta, and stock in CBB Financial Corporation, the holding company for Community Bankers’ Bank. The Bank is required to hold stock in the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Atlanta as a condition of membership with each of these correspondent banks.  The amount of stock required to be held by the Bank is periodically assessed by each bank, and the Bank may be subject to purchase or surrender stock held in these banks, as determined by their respective calculations.  Stock ownership in the bank holding company for Community Bankers’ Bank provides the Bank with several benefits that are not available to non-shareholder correspondent banks.  None of these stock issues are traded on the open market and can only be redeemed by the respective issuer.  Restricted stock holdings are recorded at cost.

The table shown below details the amortized cost and fair value of available for sale debt securities at December 31, 2019 based upon contractual maturities, by major investment categories. Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations. The tax-equivalent yield is based upon a federal tax rate of 21%. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP Presentations section earlier in Item 7.

Maturity Distribution and Average Yields

(dollars in thousands)

Contractual Maturities of Debt Securities at December 31, 2019
	Amortized Cost	Fair Value	Yield (FTE)	% of Debt Securities
U.S. Government-Sponsored Agencies:
One year or less	$2,000	$1,995	1.20%
After one year to five years	13,000	12,957	1.82%
	$15,000	$14,952	1.74%	13.2%
Corporate bonds:
One year or less	$7,469	$7,469	1.74%
	$7,469	$7,469	1.74%	6.5%

Mortgage-Backed Securities/CMOs
After five years to ten years	$15,812	$15,764	1.97%
After ten years	56,158	55,968	2.24%
	$71,970	$71,732	2.18%	63.1%
Municipal Bonds
One year or less	$500	$500	2.22%
After one year to five years	1,045	1,064	2.63%
After five years to ten years	6,559	6,662	2.81%
After ten years	11,552	11,662	3.12%
	$19,656	$19,888	2.97%	17.2%

Total Debt Securities Available for Sale	$114,095	$114,041	2.23%	100.0%

As stated, the preceding table reflects the distribution of the contractual maturities of the investment portfolio at December 31, 2019.  Management’s investment portfolio strategy is to structure the portfolio so that it is a constant source of liquidity for the balance sheet.  In order to achieve greater liquidity in the portfolio, securities that have a monthly flow of principal repayments become a key component.  To illustrate the difference between contractual maturity and average life, consider the difference for the fixed rate mortgage-backed securities (MBS) component of this portfolio.  At December 31, 2019, the weighted average maturity (WAM) of the fixed rate MBS sector was 12.3 years, and the projected average life for this group of securities is 4.0 years.

Another indication of the investment portfolio’s liquidity potential is shown by the projected annual principal cash flow from maturities, callable bonds, and monthly principal repayments.  For the next three years, the principal cash flows are estimated to be $22.7 million for 2020, $10.9 million for 2021, and $22.3 million for 2022, based upon rates remaining at current levels.  This represents almost 50% of the investment portfolio’s available for sale balance at December 31, 2019 that will be available to support the future liquidity needs of the Company. Cash flow projections are subject to change based upon changes to market interest rates.

Loan Portfolio

The Company’s loan portfolio totaled $539.5 million as of December 31, 2019 or 76.8% of total assets. Loan balances increased $2.3 million from the balance of $537.2 million as of December 31, 2018.  The table below shows the composition of the loan portfolio:

Loan Portfolio

(dollars in thousands)

	As of December 31,
	2019	2018	2017	2016	2015
Commercial loans	$80,588	$85,027	$81,365	$66,217	$70,868
Real estate construction	17,140	17,524	26,858	15,682	18,911
Real estate mortgage:
Residential	100,718	78,902	70,171	68,291	63,544
Home equity loans	19,939	19,237	22,464	21,934	27,599
Commercial	250,579	254,739	230,216	221,410	178,258
Total real estate mortgage	371,236	352,878	322,851	311,635	269,401
Consumer	70,569	81,761	97,710	88,601	64,484
Total loans	539,533	537,190	528,784	482,135	423,664
Less: Allowance for loan losses	(4,209)	(4,891)	(4,043)	(3,688)	(3,567)
Net loans	$535,324	$532,299	$524,741	$478,447	$420,097

From the $423.7 million outstanding at December 31, 2015, gross loans have increased $115.9 million, or 27.3%. The purchase of loans has augmented organic loan growth over the five-year period and is considered a secondary strategy.

Balances outstanding in purchased loans totaled $119.8 million as of December 31, 2019 and were comprised of:

•

Student loans totaling $44.7 million. The Company purchased two student loan packages in 2015, a third in the fourth quarter of 2016 and a fourth in the fourth quarter of 2017. Along with the purchase of these four packages of student loans, the Company purchased surety bonds to fully insure this portion of the Company’s consumer portfolio.  However, during June 2018, ReliaMax Surety, the insurance company which issued the surety bonds, was placed into liquidation due to insolvency.  Loss claims were filed for loans in default as of July 27, 2018, when the surety bonds were terminated, and the Company has received payment on the balance of the claims approved by the liquidator.  The liquidator anticipates making some distributions related to unearned premiums and plans to communicate the amount in the first half of 2020.

•

Loans guaranteed by a U.S. government agency (“government guaranteed”) totaling $35.3 million, inclusive of premium. During the fourth quarter of 2016, the Company began augmenting the commercial and industrial portfolio with government guaranteed loans which represent the portion of loans that are 100% guaranteed by either the United States Department of Agriculture (“USDA”) or the Small Business Administration (“SBA”); the originating institution holds the unguaranteed portion of each loan and services it. These government guaranteed portion of loans are typically purchased at a premium. In the event of early prepayment, the Bank may need to write off any unamortized premium.

•

Syndicated loans totaling $6.4 million. Syndicated loans represent shared national credits in leveraged lending transactions and are included in the commercial and industrial portfolio. The Company has developed policies to limit overall credit exposure to the syndicated market, as well as limits by industry and amount per borrower.

•

Mortgage loans totaling $33.4 million, inclusive of premium.  In the each of the fourth quarters of 2019 and 2018, the Company purchased a package of 1-4 family residential mortgages.  Each of the adjustable rate loans purchased were individually underwritten by the Company prior to the closing of the purchases.  The collateral on these loans is located primarily on the East Coast of the United States.

Management will continue to evaluate loan purchase transactions as needed to supplement organic loan growth, as part of the Company’s strategy to strengthen earnings and to optimize the mix of earning assets.

At December 31, 2019, the loan-to-deposit ratio stood at 86.9%, compared to 93.8% at December 31, 2018 and 97.4% at December 31, 2017.

The Company’s objective is to maintain the historically strong credit quality of the loan portfolio by maintaining rigorous underwriting standards. These standards coupled with regular evaluation of the creditworthiness of, and the designation of lending limits for, each borrower has helped the Company achieve this objective. The primary portfolio strategy includes seeking industry and loan size diversification in order to minimize credit exposure and originating loans in markets with which the Company is familiar. The predominant market area for loans includes Charlottesville, Albemarle County, Harrisonburg, Winchester, Frederick County, Richmond, Mechanicsville, Roanoke and areas in the Commonwealth of Virginia that are within a 75 mile radius of any Virginia National Bank location.

Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory and real property. The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions.

The Company’s real estate loan portfolio increased by $18.3 million to a balance of $371.2 million at December 31, 2019 from $352.9 million at December 31, 2018, and represented the only segment with expansion from period to period. This category comprised 68.8% of all loans, and these loans are secured by mortgages on real property located principally in Virginia.  Of this amount, approximately $120.7 million represented loans on residential properties.  Commercial real estate loans totaled $250.6 million as of December 31, 2019. Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral.

As of December 31, 2019, the Company’s commercial and industrial loan portfolio totaled $80.6 million, a $4.4 million decrease from the balance at year-end 2018. This category, representing approximately 14.9% of all loans, includes loans made to individuals and small to medium-sized businesses, as well as loans purchased on the syndicated and government guaranteed markets. The balance on government guaranteed loans totaled $35.3 million and syndicated loans totaled $6.4 million, inclusive of premium. Purchased loans represented 51.8% of the commercial and industrial loan total at the end of 2019.

Consumer loans, comprised of student loans purchased, revolving credit, and other fixed payment loans, totaled $70.6 million as of December 31, 2019 or 13.1% of all loans. Consumer loans ended 2019 with balances $11.2 million lower than the prior year-end, primarily due to normal amortization and increased charge-offs within the student loan portfolio.

Loans for construction and land development totaled $17.1 million and made up the remaining 3.2% of loans as of December 31, 2019.  These loan balances declined by $384,000 compared to December 31, 2018.

The following table presents the maturity/repricing distribution of the Company’s loans at December 31, 2019. The table also presents the portion of loans that have fixed interest rates or variable/floating interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the Wall Street Journal prime rate, LIBOR rates, or U.S. Treasury bond indices.

Maturities and Sensitivities of Loans to Changes in Interest Rates

(dollars in thousands)	As of December 31, 2019
	One Year or Less	After One Year to under Five Years	After Five Years	Total
Commercial loans	$18,280	$43,946	$18,362	$80,588
Real estate construction	6,343	6,896	3,901	17,140
Real estate mortgage:
Residential	7,228	46,868	46,622	100,718
Home equity loans	15,805	1,440	2,694	19,939
Commercial	7,247	97,297	146,035	250,579
Consumer	50,339	17,366	2,864	70,569
Total loans	$105,242	$213,813	$220,478	$539,533

Loans with fixed interest rates	$6,804	$78,778	$82,772	168,354
Loans with floating interest rates	98,438	135,035	137,706	371,179
Total	$105,242	$213,813	$220,478	$539,533

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

At December 31, 2019, 2018, and 2017, the Company had loans classified as non-accrual with balances of $299,000, $615,000, and $177,000, respectively.  The 2018 non-accrual balances included $445,000 of student loan balances.  The Company received payment in the amount of $311,000 in the fourth quarter of 2019 from the liquidation process.  This amount represented the balance of the claims approved by the liquidator.

One government guaranteed loan with a balance of $548,000 and student loans purchased with balances of $209,000, respectively, comprised the majority of the $771,000 in loans over 90 days past due that were still accruing interest as of December 31, 2019.

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

Based on regulatory guidance issued in 2016 on Student Lending, the Company classified 67 of its student loans purchased as TDRs for a total of $1.2 million as of December 31, 2019 and 66 of its student loans purchased as TDRs for a total of $1.2 million as of December 31, 2018.  Total performing TDR balances remained relatively constant from December 31, 2018 to December 31, 2019 at $2.2 million.  The number of TDRs that are still performing was 69 as of December 31, 2019, compared to 67 loans reported for December 31, 2018 and 2017. There were no student loan TDRs that are not performing as of December 31, 2019.

Below is a summary of loans identified with these risk elements:

	(dollars in thousands)
Non-Accrual Loans
	As of December 31,
	2019	2018	2017
Total	$299	$615	$177
Number of Loans	3	30	4

Loans Past Due 90 Days or More and Still Accruing
	As of December 31,
	2019	2018	2017
Total	$771	$895	$289
Number of Loans	20	28	26

Troubled Debt Restructurings, Performing
	As of December 31,
	2019	2018	2017
Total	$2,180	$2,207	$2,397
Number of Loans	69	67	67

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

See Note 3 – Loans and Note 4 – Allowance for Loan Losses in the notes to consolidated financial statements, included in Item 8. Financial Statements and Supplementary Data, for further details of the risk factors considered by management in estimating the necessary level of the allowance for loan losses.

Activity for the allowance for loan losses is provided in the following table.

(dollars in thousands)	2019	2018	2017	2016	2015
Balance, beginning of period	$4,891	$4,043	$3,688	$3,567	$3,164
Loans charged off
Real estate	-	-	-	(12)	(12)
Commercial	(482)	(75)	(111)	(25)	(126)
Consumer	(1,777)	(1,022)	-	-	(3)
Total	(2,259)	(1,097)	(111)	(37)	(141)
Recoveries
Real estate	15	2	2	3	46
Commercial	51	54	31	32	35
Consumer	136	16	15	12	-
Total	202	72	48	47	81
Provision for loan losses	1,375	1,873	418	111	463
Balance, December 31,	$4,209	$4,891	$4,043	$3,688	$3,567
Net charge-offs to average loans	0.39%	0.19%	0.01%	0.00%	0.02%
Allowance for loan losses as a percentage of period-end total loans	0.78%	0.91%	0.76%	0.77%	0.84%

As of December 31, 2019, the allowance for loan losses was $4.2 million, a net decrease of $682,000 from $4.9 million at December 31, 2018. Management’s estimates for the allowance for loan losses resulted in the Company’s allowance to total loans outstanding ratio of 0.78% at December 31, 2019, compared to 0.91% at December 31, 2018 and 0.76% at December 31, 2017.  The primary reasons that the allowance for loan losses declined from December 31, 2018 to December 31, 2019 were the recapture of a portion of the loan loss provision previously allocated to a shared national credit that was sold during the year and the decline in student loan balances year-over-year.

During 2019, there were $2.3 million in loan balances charged off, with a total of $202,000 in recoveries of previously charged-off balances, resulting in net charge-offs of $2.1 million.  During 2018, there were $1.1 million in loan balances charged off, with a total of $72,000 in recoveries of previously charged-off balances, resulting in net charge-offs of $1.0 million. The ratio of net charge-offs to average loans was 0.39%, 0.19%, and 0.01%, for 2019, 2018, and 2017, respectively.

The table below provides an allocation of year-end allowance for loan losses by loan type; however, allocation of a portion of the allowance to one loan category does not preclude its availability to absorb losses in other categories.

Allocation of the Allowance for Loan Losses

(dollars in thousands)

	December 31, 2019
	Allowance	Percentage of loans in each category to total loans
Commercial loans	$302	14.94%
Real estate construction	109	3.18%
Real estate mortgages	2,684	68.81%
Consumer	1,114	13.07%
Total	$4,209	100.00%

	December 31, 2018
	Allowance	Percentage of loans in each category to total loans
Commercial loans	$811	15.83%
Real estate construction	119	3.26%
Real estate mortgages	2,611	65.69%
Consumer	1,350	15.22%
Total	$4,891	100.00%

	December 31, 2017
	Allowance	Percentage of loans in each category to total loans
Commercial loans	$885	15.39%
Real estate construction	222	5.08%
Real estate mortgages	2,730	61.05%
Consumer	206	18.48%
Total	$4,043	100.00%

	December 31, 2016
	Allowance	Percentage of loans in each category to total loans
Commercial loans	$824	13.73%
Real estate construction	127	3.25%
Real estate mortgages	2,506	64.64%
Consumer	231	18.38%
Total	$3,688	100.00%

	December 31, 2015
	Allowance	Percentage of loans in each category to total loans
Commercial loans	$797	16.73%
Real estate construction	159	4.46%
Real estate mortgages	2,592	63.59%
Consumer	19	15.22%
Total	$3,567	100.00%

Deposits

Depository accounts represent the Company’s primary source of funding and are comprised of demand deposits, interest-bearing checking accounts, money market deposit accounts and time deposits. These deposits have been provided predominantly by individuals, businesses and charitable organizations in the Charlottesville/Albemarle, Richmond and Winchester areas.

Depository accounts held by the Company as of December 31, 2019, totaled $621.2 million, an increase of $48.7 million or 8.5% compared to the December 31, 2018 total of $572.5 million.

At December 31, 2019, the balances of non-interest bearing demand deposits were $167.0 million or 26.9% of total deposits, a 10.1% decrease from $185.8 million at December 31, 2018. Interest-bearing transaction and money market accounts totaled $345.0 million at December 31, 2019, an increase of $66.8 million compared to $278.2 million at December 31, 2018.  During 2018, the Company implemented an Insured Cash Sweep® product (ICS®), which allows customers access to multi-million-dollar FDIC insurance on funds placed into demand deposit and/or money market deposit accounts. As of December 31, 2019, the reciprocal ICS® balances included in demand deposit and money market accounts were $19.3 million and $53.6 million, respectively.  Along with the roll-out of ICS® to customers, the Company eliminated the repurchase agreement product effective December 31, 2018.  The Company’s low-cost deposit accounts, which include both non-interest and interest bearing checking accounts as well as money market accounts, represented 82.4% of total deposit account balances at December 31, 2019 and compares favorably to the 81.0% of total deposit account balances at December 31, 2018.

Certificates of deposit and other time deposit balances increased $747,000 to $109.3 million at December 31, 2019 from the balance of $108.5 million at December 31, 2018. Included in this deposit total were reciprocal relationships under the Certificate of Deposit Account Registry Service (CDARS™), whereby depositors can obtain FDIC insurance on deposits up to $50 million. These reciprocal CDARS™ deposits totaled $13.7 million and $27.3 million at December 31, 2019 and 2018, respectively.

The aggregate amount of total certificates of deposit with a minimum balance of $100,000 was $79.2 million at December 31, 2019.  Included in this total are deposits of $38.4 million with balances of $250,000 or more.

Deposits

(dollars in thousands)

Average Balances and Rates Paid
	Years Ended December 31
	2019		2018		2017
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest-bearing demand deposits	$166,214		$172,736		$177,073
Interest-bearing deposits:
Interest checking	106,103	0.20%	91,117	0.08%	98,902	0.05%
Money market and savings deposits	181,459	1.01%	158,072	0.67%	141,805	0.29%
Time deposits	119,416	1.80%	116,782	1.08%	121,974	0.54%
Total interest-bearing deposits	$406,978	1.03%	$365,971	0.65%	$362,681	0.31%
Total deposits	$573,192		$538,707		$539,754

Maturities of CD's of $100,000 and Over
	December 31, 2019
	Amount	Percentage
Three months or less	$46,634	58.90%
Over three months to six months	8,020	10.13%
Over six months to one year	6,881	8.69%
Over one year	17,647	22.28%
Totals	$79,182	100.00%

Short-Term Borrowings

Short-term borrowings, consisting primarily of Federal Home Loan Bank (FHLB) Advances and federal funds purchased, are additional sources of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company's ability to earn a favorable spread on the funds obtained.

Prior to December 31, 2018, repurchase agreements, also referred to as securities sold under agreement to repurchase, were available to non-individual accountholders on an overnight term through the Company’s investment sweep product.  Under the agreements to repurchase, invested funds were fully collateralized by security instruments that were pledged on behalf of customers utilizing this product.  The repurchase agreement product was discontinued by the Company effective December 31, 2018, and therefore, there were no balances in this product as of the end of 2019 or 2018.  Total balances in repurchase agreements as of December 31, 2017 were $19.1 million.

The Company has a collateral dependent line of credit with the FHLB of Atlanta. The Company had no outstanding borrowings from the FHLB as of December 31, 2019 or 2018.  As of December 31, 2017, the Company had an outstanding balance of $15.0 million from an FHLB advance.

Additional borrowing arrangements maintained by the Bank include formal federal funds lines with four major regional correspondent banks. The Company had no outstanding balances in overnight federal funds purchased as of December 31, 2019, 2018 or 2017.

Total short-term borrowings consist of the following as of December 31, 2019, 2018, and 2017:

(dollars in thousands)	2019	2018	2017
Repurchase agreements	$-	$-	$19,092
FHLB advances	-	-	15,000
Federal funds purchased	-	-	-
Total short-term borrowings	$-	$-	$34,092
Maximum amount at any month-end during the year	$16,364	$48,807	$37,001
Annual average balance outstanding	$3,417	$30,370	$21,842
Annual average interest rate paid	2.58%	1.31%	0.48%
Annual interest rate at end of period	-	-	0.66%

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

Gap Interest Sensitivity Analysis

As of December 31, 2019

(dollars in thousands)

	Within	90 to 365	1 to 4	Over	Non Rate
	90 days	days	years	4 years	Sensitive	Total
Assets
Loans	$141,499	$96,972	$241,927	$55,650	$3,485	$539,533
Investment securities	22,147	19,007	37,081	37,542	(53)	115,724
Federal funds sold	4,177	-	-	-	-	4,177
Non-interest-earning assets and allowance for loan losses	-	-	-	-	43,193	43,193
Total assets	$167,823	$115,979	$279,008	$93,192	$46,625	$702,627
Liabilities and Shareholders' Equity
Interest checking	$3,075	$9,225	$36,898	$73,796	$-	$122,994
Money market and savings deposits	6,079	18,236	72,943	124,706	-	221,964
Time deposits	65,525	18,686	24,160	907	-	109,278
Non-interest bearing liabilities and shareholders' equity	-	-	-	-	248,391	248,391
Total liabilities and shareholders' equity	$74,679	$46,147	$134,001	$199,409	$248,391	$702,627
Period gap	$93,144	$69,832	$145,007	$(106,217)	N/A	$201,766
Cumulative gap	$93,144	$162,976	$307,983	$201,766	N/A	$201,766
Ratio of cumulative gap to cumulative earning assets	55.50%	57.43%	54.72%	30.76%

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

In simulating the effects of upward and downward changes in market rates to net interest income over a rolling two-year horizon, the model utilizes a “static” balance sheet approach where balance sheet composition or mix as of the measurement date is maintained over the two-year horizon. Similarly, the base case simulation performed assumes interest rates on the measurement date are unchanged for the next 24 months. Then the simulation assumes all rate indices are instantaneously shocked upward and downward by 100 basis points to 400 basis points, in 100 basis point increments.  Due to the low level of interest rates, the shock down analysis where the rates fall 300 basis points or more are not considered meaningful and are therefore not shown in the results below as of December 31, 2019.

(dollars in thousands)	Change in Net Interest Income
Change in Yield Curve	Percentage	Amount
+400 basis points	12.94%	$5,789
+300 basis points	11.90%	5,326
+200 basis points	8.31%	3,716
+100 basis points	2.64%	1,180
Base case	0.00%	-
-100 basis points	-0.16%	(73)
-200 basis points	-2.99%	(1,337)

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

The shape of the yield curve can cause downward pressure on net interest income. In general, if and to the extent that the yield curve is flatter (i.e., the differences between interest rates for different maturities are relatively smaller) than previously anticipated, then the yield on the Company’s interest earning assets and its cash flows will tend to be lower.  Management believes that a relatively flat yield curve could continue to affect adversely the Company’s net interest income in 2020.

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

The Bank’s customer base has provided a stable source of funds and liquidity. Limits contained within the Bank’s Investment Policy also provides for appropriate levels of liquidity through maturities and cash flows within the securities portfolio. Other sources of balance sheet liquidity are obtained from the repayment of loan proceeds and overnight investments. The Bank has numerous secondary sources of liquidity including access to borrowing arrangements from a number of correspondent banks. Available borrowing arrangements maintained by the Bank include formal federal funds lines with four major regional correspondent banks, access to advances from the Federal Home Loan Bank of Atlanta and access to the discount window at the Federal Reserve Bank of Richmond.

Borrowing Lines

As of December 31, 2019

(dollars in thousands)

Correspondent Banks	$41,000
Federal Home Loan Bank of Atlanta (FHLB-A)	48,085
Total Available	$89,085

As of December 31, 2019, no advances were outstanding with the FHLB.

Any excess funds are sold on a daily basis in the federal funds market. The Company maintained an average of $23.9 million outstanding in federal funds sold and an average of $508,000 in federal funds purchased during 2019.  On December 31, 2019, the Company had no balance outstanding in federal funds purchased. The Company intends to maintain sufficient liquidity at all times to meet its funding commitments.

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

Beginning January 1, 2016, a capital conservation buffer requirement began to be phased in over a four-year period, beginning at 0.625% of risk-weighted assets and increasing annually to 2.5% at January 1, 2019. Therefore, for the calendar year 2019, the buffer of 2.50% effectively results in the minimum (i) common equity Tier 1 capital ratio of 7.00% of risk-weighted assets; (ii) Tier 1 capital ratio of 8.50% of risk-weighted assets; and (iii) total capital ratio of 10.50% of risk-weighted assets.  The minimum leverage ratio remains at 4.00%.

The new Basel III capital regulations are discussed in greater detail under the caption “Supervision and Regulation,” found earlier in this report under “Item 1. Business.” In addition, information regarding the Company’s risk-based capital at December 31, 2019 and December 31, 2018 is presented in Note 13 – Capital Requirements of the notes to consolidated financial statements, contained in Item 8. Financial Statements and Supplementary Data. Using the new capital requirements, the Company’s capital ratios remain well above the levels designated by bank regulators as "well capitalized" at December 31, 2019.

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

Contractual Commitments

In the normal course of business, the Company and its subsidiaries enter into contractual obligations, including obligations on lease arrangements, contractual commitments for capital expenditures, and service contracts. The significant contractual obligations include the leasing of certain of its banking and operations offices under operating lease agreements on terms ranging from 1 to 20 years, most with renewal options.

Following is a schedule of future minimum rental payments under non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2019:

(dollars in thousands)	1 year or less	1-3 years	3-5 years	After 5 years	Total
Operating lease obligations	$799	$1,574	$1,150	$393	$3,916

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting company.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Virginia National Bankshares Corporation

Charlottesville, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Virginia National Bankshares Corporation and Subsidiaries (the Corporation) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2019 and 2018, and the related notes to the consolidated financial statements (collectively, the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 12, 2020 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

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

/s/ Yount, Hyde & Barbour, P.C.

Richmond, Virginia

March 12, 2020

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$14,908	$11,741
Federal funds sold	4,177	7,133
Securities:
Available for sale, at fair value	114,041	61,392
Restricted securities, at cost	1,683	1,683
Total securities	115,724	63,075
Loans	539,533	537,190
Allowance for loan losses	(4,209)	(4,891)
Loans, net	535,324	532,299
Premises and equipment, net	6,145	7,042
Bank owned life insurance	16,412	16,790
Goodwill	372	372
Other intangible assets, net	408	477
Accrued interest receivable and other assets	9,157	5,871
Total assets	$702,627	$644,800

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest-bearing	$166,975	$185,819
Interest-bearing	122,994	106,884
Money market and savings deposit accounts	221,964	171,299
Certificates of deposit and other time deposits	109,278	108,531
Total deposits	621,211	572,533
Accrued interest payable and other liabilities	5,309	1,525
Total liabilities	626,520	574,058

Commitments and contingencies
Shareholders' equity:
Preferred stock, $2.50 par value, 2,000,000 shares authorized, no shares outstanding	-	-
Common stock, $2.50 par value, 10,000,000 shares authorized; 2,692,005 (including 4,000 nonvested shares) and 2,543,452 shares issued and outstanding in 2019 and 2018, Respectively	6,720	6,359
Capital surplus	32,195	27,013
Retained earnings	37,235	38,647
Accumulated other comprehensive loss	(43)	(1,277)
Total shareholders' equity	76,107	70,742
Total liabilities and shareholders' equity	$702,627	$644,800

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	For the years ended December 31,
	2019	2018
Interest and dividend income:
Loans, including fees	$24,180	$23,919
Federal funds sold	459	209
Investment securities:
Taxable	1,158	1,073
Tax exempt	290	340
Dividends	110	145
Total interest and dividend income	26,197	25,686

Interest expense:
Demand and savings deposits	2,038	1,134
Certificates and other time deposits	2,146	1,258
Repurchase agreements and other borrowings	89	398
Total interest expense	4,273	2,790
Net interest income	21,924	22,896
Provision for loan losses	1,375	1,873
Net interest income after provision for loan losses	20,549	21,023

Noninterest income:
Trust income	1,698	1,665
Advisory and brokerage income	605	565
Royalty income	17	585
Customer service fees	766	909
Debit/credit card and ATM fees	723	747
Earnings/increase in value of bank owned life insurance	798	446
Fees on mortgage sales	189	193
Gains on sales and calls of securities	74	-
Losses on sales of assets	-	(33)
Other	681	453
Total noninterest income	5,551	5,530

Noninterest expense:
Salaries and employee benefits	9,249	8,036
Net occupancy	1,824	1,835
Equipment	430	500
Data processing	1,236	1,088
Settlement of claims	460	-
Other	4,685	4,555
Total noninterest expense	17,884	16,014
Income before income taxes	8,216	10,539
Provision for income taxes	1,527	2,069
Net income	$6,689	$8,470

Net income per common share, basic *	$2.49	$3.18
Net income per common share, diluted *	$2.49	$3.15

*	Per share data has been adjusted to reflect the 5% stock dividends effective July 5, 2019 and April 13, 2018.

See Notes to the Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	For the years ended December 31,
	2019	2018
Net income	$6,689	$8,470
Other comprehensive income (loss)
Unrealized gains (losses) on securities,
net of tax of $345 and ($105) for the years ended December 31, 2019 and 2018	1,292	(394)
Reclassification adjustment for realized gains on sales and calls of securities,
net of tax of ($16) and $0 for the years ended December 31, 2019 and 2018	(58)	-
Total other comprehensive income (loss)	1,234	(394)
Total comprehensive income	$7,923	$8,076

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, December 31, 2017	$6,027	$22,038	$37,923	$(883)	$65,105
Stock options exercised	31	237	-	-	268
Stock option expense	-	65	-	-	65
Cash dividends declared ($1.09 per share)	-	-	(2,772)	-	(2,772)
Net income	-	-	8,470	-	8,470
5% stock dividend distributed	301	4,673	(4,974)	-	-
Other comprehensive loss	-	-	-	(394)	(394)
Balance, December 31, 2018	$6,359	$27,013	$38,647	$(1,277)	$70,742

Stock options exercised	14	88	-	-	102
Stock option expense	-	97	-	-	97
Restricted stock grant expense	-	12	-	-	12
Unrestricted stock grants	27	398	-	-	425
Cash in lieu of fractional shares	-	(5)	-	-	(5)
Cash dividends declared ($1.20 per share)	-	-	(3,189)	-	(3,189)
Net income	-	-	6,689	-	6,689
5% stock dividend distributed	320	4,592	(4,912)	-	-
Other comprehensive income	-	-	-	1,234	1,234
Balance, December 31, 2019	$6,720	$32,195	$37,235	$(43)	$76,107

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the years ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,689	$8,470
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,375	1,873
Net amortization and accretion of securities	291	275
Gains on sales and calls of securities	(74)	-
Earnings/increase in value of bank owned life insurance	(798)	(446)
Amortization of intangible assets	83	109
Depreciation and other amortization	1,114	1,117
Net loss on sale of assets	-	33
Deferred tax expense (benefit)	91	(234)
Stock option expense	97	65
Stock grant expense	437	-
Net change in:
Accrued interest receivable and other assets	545	910
Accrued interest payable and other liabilities	(504)	(415)
Net cash provided by operating activities	9,346	11,757

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(79,747)	-
Net decrease in restricted investments	-	601
Proceeds from maturities, calls and principal payments of available for sale securities	7,378	5,335
Proceeds from sale of available for sale securities	21,065	-
Net decrease in organic loans	600	7,721
Net increase in purchased loans	(4,999)	(17,152)
Purchase of wealth management book of business	(50)	(100)
Proceeds from settlement of bank owned life insurance	1,176	-
Purchase of bank premises and equipment, net	(189)	(846)
Net cash used in investing activities	(54,766)	(4,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, and money market accounts	47,931	30,273
Net increase (decrease) in certificates of deposit and other time deposits	747	(702)
Net decrease in securities sold under agreements to repurchase	-	(19,092)
Net decrease in short term borrowings	-	(15,000)
Proceeds from stock options exercised	102	268
Cash payment for stock dividend fractional shares	(5)	-
Cash dividends paid	(3,144)	(2,466)
Net cash provided by (used in) financing activities	45,631	(6,719)
NET INCREASE IN CASH AND CASH EQUIVALENTS	$211	$597

CASH AND CASH EQUIVALENTS:
Beginning of period	$18,874	$18,277
End of period	$19,085	$18,874

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$4,221	$2,657
Taxes	$1,925	$2,465

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Unrealized gain (loss) on available for sale securities	$1,563	$(499)
Initial right -of-use assets obtained in exchange for new operating lease liabilities	$4,279	-

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

Virginia National Bank (the “Bank”) is a wholly-owned subsidiary of the Company and was organized in 1998 under federal law as a national banking association to engage in a general commercial and retail banking business. The Bank is headquartered in Charlottesville, Virginia and primarily serves the Virginia communities in and around the cities of Charlottesville, Winchester, Harrisonburg, Roanoke and Richmond, and the counties of Albemarle and Frederick.  As a national bank, the Bank is subject to the supervision, examination and regulation of the Office of the Comptroller of the Currency (“OCC”).

Effective July 1, 2018, VNBTrust, National Association (“VNBTrust”), formerly a subsidiary of the Bank, was merged into Virginia National Bank, and the Bank continues to offer investment management, wealth advisory and trust and estate administration services under the names of VNB Trust and Estate Services and Sturman Wealth Advisors, formerly known as VNB Investment Services.  All references herein to VNB Wealth Management or VNB Wealth refer to VNBTrust for periods prior to July 1, 2018.

During 2018, the Company changed the structure of its VNB Wealth lines of business.  The Company formed Masonry Capital Management, LLC (“Masonry Capital”), a registered investment advisor, to offer investment advisory and management services to clients through separately managed accounts and through one or more private investment fund(s).  The Company believes the formation of Masonry Capital will allow the Company to offer its investment strategy to a wider range of clients.  Masonry Capital is a wholly-owned subsidiary of the Company.

Sale Agreement with SRCM Holdings LLC and Acquisition Royalty Payments Due to the Company

In 2007 when VNBTrust was established, the OCC also approved the Bank’s application for VNBTrust to create a wholly owned operating subsidiary, VNB Investment Management Company, LLC, a Delaware limited liability corporation. In January 2010, VNB Investment Management Company changed its name to Swift Run Capital Management, LLC (“SRCM”). SRCM served as the general partner of Swift Run Capital, L.P. (the “Fund”), a private investment fund. On July 18, 2013 (the “Closing Date”), the Company completed the sale of all of the membership interests of SRCM to SRCM Holdings LLC (“SRCM Holdings”) pursuant to a purchase and sale agreement dated June 27, 2013 (the “SRCM Sale Agreement”). A former officer of the Company is the principal owner of SRCM Holdings. Under the terms of the SRCM Sale Agreement, SRCM Holdings agreed to pay the Company periodically during the ten-year period beginning January 1, 2014 and ending December 31, 2023 (the “Term”): (i) ongoing acquisition royalty payments equal to 20% of the management and performance fee revenue received by SRCM from limited partners of the Fund as of the Closing Date and from VNBTrust clients that opened accounts with SRCM within 30 days of the Closing Date, and (ii) ongoing referral royalty payments equal to 20% of the management and performance fee revenue received by SRCM from other clients referred by the Company and its affiliates to SRCM during the Term. A portion of the payments received from SRCM are applied to write down a contingent asset that was established to estimate the value for the sale of SRCM, with the remaining portion of the payments applied to noninterest income as royalty income.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to the reporting guidelines prescribed by regulatory authorities. The following is a description of the more significant of those policies and practices.

Principles of consolidation – The consolidated financial statements include the accounts of Virginia National Bankshares Corporation (the “Company”), and its subsidiaries, Virginia National Bank (the “Bank”) and Masonry Capital Management, LLC (“Masonry Capital”).  All references herein to VNB Wealth Management or VNB Wealth refer to VNBTrust for periods prior to July 1, 2018.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Securities – Unrestricted investments are classified in two categories as described below.

•

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

•

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

Leases - The Company recognizes a lease liability and a right-of-use asset in connection with leases in which it is a lessee, except for leases with a term of twelve months or less. A lease liability represents the Corporation’s obligation to make future payments under lease contracts, and a right-of-use asset represents the Corporation’s right to control the use of the underlying property during the lease term. Lease liabilities and right-of-use assets are recognized upon commencement of a lease and measured as the present value of lease payments over the lease term, discounted at the incremental borrowing rate of the lessee.  Further information regarding leases is presented in Note 6 – Leases.

Intangible assets – Goodwill is determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually, or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. Intangible assets with definite useful lives are amortized over their estimated useful lives, which range from 3 to 10 years, to their estimated residual values. Goodwill is the only intangible asset with an indefinite life included on the Company’s Consolidated Balance Sheets. Management has concluded that no circumstances indicating an impairment of these assets existed as of the balance sheet date.  More information regarding intangible assets is presented in Note 7 – Intangible Assets.

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

Stock-based compensation – The Company accounts for all plans under recognition and measurement accounting principles which require that the compensation cost relating to stock-based payment transactions be recognized in the financial statements. Stock-based compensation arrangements include stock options and unrestricted or restricted stock grants. For stock options, compensation is estimated at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the date of grant, using the Black-Scholes option valuation model for determining fair value. The model employs the following assumptions:

•	Dividend yield - calculated as the ratio of historical cash dividends paid per share of common stock to the stock price on the date of grant;
•	Expected life (term of the option) - based on the average of the contractual life and vesting schedule for the respective option;
•	Expected volatility - based on the monthly historical volatility of the Company’s stock price over the expected life of the options;
•	Risk-free interest rate - based upon the U.S. Treasury bill yield curve, for periods within the contractual life of the option, in effect at the time of grant.

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

Net income per common share – Basic net income per share, commonly referred to as earnings per share, represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period, including restricted shares that have not yet vested. Diluted net income per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.  All net income per common share information has been adjusted to reflect the 5% stock dividends effective July 5, 2019 and April 13, 2018.  Additional information on net income per share is presented in Note 19 – Net Income per Share.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the statements of income.  For the years ended December 31, 2019 and 2018, there were no such interest or penalties recognized. Further information on the Company’s accounting policies for income taxes is presented in Note 9 – Income Taxes.

Securities and other property held in a fiduciary capacity – Securities and other property held by VNB Trust and Estate Services, Sturman Wealth Advisors or Masonry Capital in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements.

Revenue Recognition ASU 2014-09, “Revenue from Contracts with Customers”, and all subsequent amendments to the ASU (collectively “ASC 606”), (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as OREO. The majority of the Company’s revenue is from interest income, including loans and securities, which are outside the scope of the standard. The services that fall within the scope of the standard are presented within noninterest income on the consolidated statement of income and are recognized as revenue as the Company satisfies its obligations to the customer. The revenue that falls within the scope of ASC 606 is primarily related to service charges on deposit accounts, debit/credit card and ATM fees, asset management fees and sales of other real estate owned, when applicable.

Reclassifications – Certain reclassifications have been made to the prior year financial statements to conform to current year presentation. The results of the reclassifications are not considered material.

Adoption of New Accounting Standard

Leases On January 1, 2019, the Company adopted ASU No. 2016-02, "Leases (Topic 842)." The adoption of this standard required lessees to recognize right of use assets and lease liabilities on the Consolidated Balance Sheets and disclose key information about leasing arrangements. The FASB made subsequent amendments to Topic 842 in July 2018 through ASU 2018-10 (“Codification Improvements to Topic 842, Leases”) and ASU 2018-11 (“Leases (Topic 842): Targeted Improvements”).  Among these amendments is the provision in ASU 2018-11 that provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases).

The Company adopted Topic 842 using the optional transition method noted above. Adoption of this standard resulted in the Company recording a right of use assets of $4.3 million and a lease liability of $4.3 million as of January 1, 2019. Operating leases have been included within other assets and other liabilities on the Company’s Consolidated Balance Sheets. The implementation of this standard resulted in no impact to retained earnings and there was no impact on the Company’s Consolidated Statements of Cash Flows. Refer to Note 6 "Leases" for further discussion.

Recent Accounting Pronouncements

Financial Instruments – Credit Losses  In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  At its October 16, 2019 meeting, FASB’s board affirmed its decision to delay the effective date of the ASU for smaller reporting companies, like the Company, until fiscal years beginning after December 15, 2022, and interim periods within those years.  The Company is currently assessing the impact that Topic 326 will

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

have on its consolidated financial statements.  Early in 2017, the Company formed a cross-functional steering committee, including some members of senior management, to provide governance and guidance over the project plan.  The steering committee meets regularly to address the compliance requirements, data requirements and sources, and analysis efforts that are required to adopt these new requirements.  The Company has engaged a vendor to assist in modeling expected lifetime losses under Topic 326, and expects to continue developing and refining an approach to estimating the allowance for credit losses during 2020.  The extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time.  Upon adoption, the impact to the allowance for credit losses (currently allowance for loan losses) will have an offsetting one-time cumulative-effect adjustment to retained earnings.

Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin (SAB) 119.  SAB 119 updated portions of SEC interpretative guidance to align with FASB ASC 326, “Financial Instruments – Credit Losses.”  It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

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

Financial Instruments – Credit Losses – Derivatives and Hedging In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.”  This ASU clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement including improvements resulting from various Transition Resource Group (TRG) Meetings.  The effective date of each of the amendments depends on the adoption date of ASU 2016-01, ASU 2016-03, and ASU 2017-12.  The Company is currently assessing the impact that ASU 2019-04 will have on its consolidated financial statements.

Financial Instruments – Credit Losses – Targeted Transition Relief In May 2019, the FASB issued ASU 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief.”  The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments, upon the adoption of Topic 326.  The fair value option election does not apply to held-to-maturity debt securities.  An entity that elects the fair value option

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

should subsequently measure those instruments at fair value with changes in fair value flowing through earnings.  The effective date and transition methodology for the amendments in ASU 2019-05 are the same as in ASU 2016-13.  The Company is currently assessing the impact that ASU 2019-05 will have on its consolidated financial statements.

Financial Instruments—Credit Losses - Measurement of Credit Losses on Financial Instruments In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.”  This ASU addresses issues raised by stakeholders during the implementation of ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  Among other narrow-scope improvements, the new ASU clarifies guidance around how to report expected recoveries. “Expected recoveries” describes a situation in which an organization recognizes a full or partial write-off of the amortized cost basis of a financial asset, but then later determines that the amount written off, or a portion of that amount, will in fact be recovered. While applying the credit losses standard, stakeholders questioned whether expected recoveries were permitted on assets that had already shown credit deterioration at the time of purchase (also known as PCD assets).  In response to this question, the ASU permits organizations to record expected recoveries on PCD assets.  In addition to other narrow technical improvements, the ASU also reinforces existing guidance that prohibits organizations from recording negative allowances for available-for-sale debt securities. The ASU includes effective dates and transition requirements that vary depending on whether or not an entity has already adopted ASU 2016-13.  The Company is currently assessing the impact that ASU 2019-11 will have on its consolidated financial statements.

Simplifying the Accounting for Income Taxes In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes.”  The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects.  For public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-12 will have on its consolidated financial statements.

Note 2 – Securities

The amortized cost and fair values of securities available for sale as of December 31, 2019 and December 31, 2018 are as follows:

December 31, 2019	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(in thousands)
U.S. Government agencies	$15,000	$-	$(48)	$14,952
Corporate bonds	7,469	-	-	7,469
Mortgage-backed securities/CMOs	71,970	76	(314)	71,732
Municipal bonds	19,656	282	(50)	19,888
Total Securities Available for Sale	$114,095	$358	$(412)	$114,041

December 31, 2018	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(in thousands)
U.S. Government agencies	$19,500	$-	$(526)	$18,974
Mortgage-backed securities/CMOs	25,901	1	(839)	25,063
Municipal bonds	17,608	12	(265)	17,355
Total Securities Available for Sale	$63,009	$13	$(1,630)	$61,392

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All mortgage-backed securities included in the above tables were issued by U.S. government agencies and corporations. At December 31, 2019, the securities issued by political subdivisions or agencies were highly rated with 87% of the municipal bonds having AA or higher ratings. Approximately 84% of the municipal bonds are general obligation bonds with issuers that are geographically diverse.  The Company held one short-term corporate bond in the amount of $7.5 million as of December 31, 2019 which matures in March 2020.  The Company does not hold any derivative instruments.

Marketable equity securities consist of nominal investments made by the Company in equity positions of various community banks and bank holding companies and are reported in other assets on the consolidated balance sheet.

There were no securities classified as held to maturity as of December 31, 2019 or December 31, 2018.

Restricted securities are securities with limited marketability and consist of stock in the FRB, FHLB and CBBFC totaling $1.7 million as of December 31, 2019 and December 31, 2018, respectively.  These restricted securities are carried at cost as they are not permitted to be traded.

For the year ended December 31, 2019, proceeds from the sales of securities amounted to $21.1 million, and gross realized gain on these securities were $71,000.  (An additional $3,000 gain was realized from a call of a security during 2019.)  For the year ended December 31, 2018, there were no sales of securities.

Securities pledged to secure deposits, and for other purposes required by law, had carrying values of $5.0 million at December 31, 2019 and $18.0 million at December 31, 2018. The decrease in the amount of pledged securities resulted from the elimination of the repurchase agreement program effective December 31, 2018, thereby eliminating the need to pledge collateral for such deposits.

Year-end securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, were as follows:

December 31, 2019
	Less than 12 Months		12 Months or more		Total
	(in thousands)
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$9,957	$(43)	$1,995	$(5)	$11,952	$(48)
Mortgage-backed/CMOs	39,061	(228)	7,716	(86)	46,777	(314)
Municipal bonds	5,922	(50)	-	-	5,922	(50)
	$54,940	$(321)	$9,711	$(91)	$64,651	$(412)

December 31, 2018
	Less than 12 Months		12 Months or more		Total
	(in thousands)
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$-	$-	$18,974	$(526)	$18,974	$(526)
Mortgage-backed/CMOs	-	-	24,657	(839)	24,657	(839)
Municipal bonds	4,983	(34)	10,722	(231)	15,705	(265)
	$4,983	$(34)	$54,353	$(1,596)	$59,336	$(1,630)

As of December 31, 2019, there were $64.7 million, or forty-three issues, of individual securities in a loss position. These securities had an unrealized loss of $412,000 and consisted of thirty-one mortgage-backed/CMOs, eight municipal bonds, and four Agency notes.

The Company’s securities portfolio is primarily made up of fixed rate bonds, whose prices move inversely with interest rates. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. At the end of any accounting period, the portfolio may have both unrealized gains

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and losses. Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality and does not intend to sell or believe it will be required to sell any of the securities before recovery of the amortized cost basis. Accordingly, as of December 31, 2019, management believes the impairments detailed in the table above are temporary, and no impairment loss has been realized in the Company’s consolidated income statements.

The amortized cost and fair value of available for sale debt securities at December 31, 2019 are presented below based upon contractual maturities, by major investment categories. Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

(in thousands)	Amortized Cost	Fair Value
U.S. Government agencies
One year or less	$2,000	$1,995
After one year to five years	13,000	12,957
	$15,000	$14,952
Corporate bonds
One year or less	$7,469	$7,469
	$7,469	$7,469
Mortgage-backed securities/CMOs
After five years to ten years	$15,812	$15,764
Ten years or more	56,158	55,968
	$71,970	$71,732
Municipal bonds
One year or less	$500	$500
After one year to five years	1,045	1,064
After five years to ten years	6,559	6,662
Ten years or more	11,552	11,662
	$19,656	$19,888
Total Debt Securities Available for Sale	$114,095	$114,041

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Loans

The composition of the loan portfolio by loan classification appears below.

(in thousands)	December 31,	December 31,
	2019	2018
Commercial
Commercial and industrial - organic	$38,843	$41,526
Commercial and industrial - government guaranteed	35,347	31,367
Commercial and industrial - syndicated	6,398	12,134
Total commercial and industrial	80,588	85,027
Real estate construction and land
Residential construction	2,197	1,552
Commercial construction	6,880	5,078
Land and land development	8,063	10,894
Total construction and land	17,140	17,524
Real estate mortgages
1-4 family residential, first lien, investment	44,099	40,311
1-4 family residential, first lien, owner occupied	20,671	16,775
1-4 family residential, junior lien	2,520	3,169
1-4 family residential - purchased	33,428	18,647
Home equity lines of credit, first lien	10,268	8,325
Home equity lines of credit, junior lien	9,671	10,912
Farm	8,808	10,397
Multifamily	27,093	27,328
Commercial owner occupied	96,117	93,800
Commercial non-owner occupied	118,561	123,214
Total real estate mortgage	371,236	352,878
Consumer
Consumer revolving credit	20,081	21,540
Consumer all other credit	5,741	5,530
Student loans purchased	44,747	54,691
Total consumer	70,569	81,761
Total loans	539,533	537,190
Less: Allowance for loan losses	(4,209)	(4,891)
Net loans	$535,324	$532,299

The balances in the table above include unamortized premiums and net deferred loan costs and fees. Unamortized premiums on loans purchased were $2.5 million as of both December 31, 2019 and 2018.  Net deferred loan costs (fees) totaled $100,000 and $129,000 as of December 31, 2019 and 2018, respectively.

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

Commercial and industrial loans are reported in three classes. Organic loans are originated by the Bank’s commercial lenders. Government guaranteed loan balances represent the guaranteed portion of loans which the Company purchased that are 100% guaranteed by either the United States Department of Agriculture (“USDA”) or the Small Business Administration (“SBA”); the originating institution holds the unguaranteed portion of each loan and services it. Syndicated loans, also referred to as shared national credits, are purchased from national lending correspondents. The government guaranteed loans and the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shared national credits are typically purchased at a premium. In the event of early prepayment, the Bank may need to write off any unamortized premium.

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

Residential mortgages include consumer purpose 1-4 family residential properties and home equity loans, as well as investor-owned residential real estate.  The Company has purchased two packages of 1-4 family residential mortgages, one in December of 2018 and a second package in November of 2019.  Each of the adjustable rate loans purchased were individually underwritten by the Company prior to the closing of the sale. As of December 31, 2019, the balance in both packages totaled approximately $33.4 million. Consumer purpose loans have underwriting standards that are heavily influenced by statutory requirements, which include, but are not limited to, documentation requirements, limits on maximum loan-to-value percentages, and collection remedies. Loans to finance 1-4 family investment properties are primarily dependent upon rental income generated from the property and secondarily supported by the borrower’s personal income. The Company typically originates residential mortgages with the intention of retaining in its portfolio adjustable-rate mortgages and shorter-term, fixed-rate loans. The Company also originates longer-term, fixed rate loans, which are sold to secondary mortgage market correspondents.

Consumer loans are generally small loans spread across many borrowers and are underwritten after determining the ability of the consumer borrower to repay their obligations as agreed. The underwriting standards are heavily influenced by statutory requirements, which include, but are not limited to, documentation requirements and collection remedies. Consumer loans may be secured or unsecured and are comprised of revolving lines, installment loans and other consumer loans. Included in consumer loans are student loan packages that were purchased beginning in 2015.  Along with the purchase of these student loans, the Company purchased surety bonds to fully insure this portion of the Company’s consumer portfolio. ReliaMax Surety Company (“ReliaMax Surety”), the South Dakota insurance company which issued surety bonds for the student loan pool, was placed into liquidation due to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

insolvency on June 27, 2018, and the surety bonds terminated on July 27, 2018.  Deposit account overdrafts are included in the consumer loan balances and totaled $197,000 and $26,000 at December 31, 2019 and 2018, respectively.

Independent loan review on a portion of the loan portfolio is performed by an independent loan review firm that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management and the Audit and Compliance Committee of the Board. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

Concentrations of credit. Most of the Company’s lending activity occurs within the Commonwealth of Virginia, predominantly in the Company’s primary markets and surrounding areas. The majority of the Company’s loan portfolio consists of commercial real estate loans. The Company manages this risk by using specific underwriting policies and procedures for these types of loans and by avoiding excessive concentrations to any one business or industry.

Related party loans. In the ordinary course of business, the Company has granted loans to certain directors, principal officers and their affiliates (collectively referred to as “related party loans”). Activity in related party loans during 2019 and 2018 is presented in the following table.

(in thousands)	2019	2018
Balance outstanding at beginning of year	$21,404	$21,443
Principal additions	225	2,199
Principal reductions	(1,329)	(2,238)
Balance outstanding at end of year	$20,300	$21,404

Past due, non-accrual and charged-off loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.

Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due.  In determining whether or not a borrower may be unable to meet payment obligations for each class of loans, the Company considers the borrower’s debt service capacity through the analysis of current financial information, if available, and/or current information with regards to the Company’s collateral position. Regulatory provisions generally require a loan to be placed on non-accrual status if (i) principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection or (ii) full payment of principal and interest is not expected.  Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due.  When interest accrual is discontinued, all unpaid accrued interest is reversed.  Interest income on non-accrual loans is recognized only to the extent that cash payments are received in excess of principal due.  A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (at least six months) of repayment performance by the borrower.

Loans are charged off when 120 days past due. Smaller, unsecured consumer loans, including the student loan portfolio, are typically charged-off when management judges such loans to be uncollectible or the borrowers file for bankruptcy; these loans are generally not placed in non-accrual status prior to charge-off. The Company has contracted with a third party to proactively manage the collections of past due student loans; this third party has extensive experience and specializes in this type of asset management.

Student loans purchased which were 120 or more days past due as of July 27, 2018, were placed in non-accrual based on the loss of insurance on these loans. The Company filed claims for these non-accrual loans with the liquidator of ReliaMax Surety, which issued surety bonds on the student loan portfolio.  In the fourth quarter of 2019, the Company collected $311,000 in principal and $9,000 toward interest outstanding on those claims approved by the liquidator.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-accrual loans are shown below by class:

(in thousands)	December 31, 2019	December 31, 2018
Land and land development	$279	$32
1-4 family residential mortgages, first lien, owner occupied	-	82
Student loans purchased	-	445
Commercial and industrial - organic	20	56
Total nonaccrual loans	$299	$615

The following tables show the aging of past due loans as of December 31, 2019 and December 31, 2018.

Past Due Aging as of December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing
(in thousands)
Commercial loans
Commercial and industrial - organic	$604	$20	$-	$624	$38,219	$38,843	$-
Commercial and industrial - government guaranteed	-	-	548	548	34,799	35,347	548
Commercial and industrial - syndicated	-	-	-	-	6,398	6,398	-
Real estate construction and land
Residential construction	-	-	-	-	2,197	2,197	-
Commercial construction	-	-	-	-	6,880	6,880	-
Land and land development	1	-	280	281	7,782	8,063	14
Real estate mortgages
1-4 family residential, first lien, investment	188	-	-	188	43,911	44,099	-
1-4 family residential, first lien, owner occupied	-	123	-	123	20,548	20,671	-
1-4 family residential, junior lien	-	-	-	-	2,520	2,520	-
1-4 family residential - purchased	501	158	-	659	32,769	33,428	-
Home equity lines of credit, first lien	-	-	-	-	10,268	10,268	-
Home equity lines of credit, junior lien	-	-	-	-	9,671	9,671	-
Farm	-	-	-	-	8,808	8,808	-
Multifamily	-	-	-	-	27,093	27,093	-
Commercial owner occupied	-	-	-	-	96,117	96,117	-
Commercial non-owner occupied	-	-	-	-	118,561	118,561	-
Consumer loans
Consumer revolving credit	20	-	-	20	20,061	20,081	-
Consumer all other credit	43	-	-	43	5,698	5,741	-
Student loans purchased	697	218	209	1,124	43,623	44,747	209
Total Loans	$2,054	$519	$1,037	$3,610	$535,923	$539,533	$771

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Past Due Aging as of December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing
(in thousands)
Commercial loans
Commercial and industrial - organic	$50	$172	$-	$222	$41,304	$41,526	$-
Commercial and industrial - government guaranteed	-	-	548	548	30,819	31,367	548
Commercial and industrial - syndicated	-	-	-	-	12,134	12,134	-
Real estate construction and land
Residential construction	-	-	-	-	1,552	1,552	-
Commercial construction	-	-	-	-	5,078	5,078	-
Land and land development	1	-	15	16	10,878	10,894	15
Real estate mortgages
1-4 family residential, first lien, investment	-	-	-	-	40,311	40,311	-
1-4 family residential, first lien, owner occupied	-	-	-	-	16,775	16,775	-
1-4 family residential, junior lien	-	-	-	-	3,169	3,169	-
1-4 family residential - purchased	954	-	-	954	17,693	18,647	-
Home equity lines of credit, first lien	-	-	-	-	8,325	8,325	-
Home equity lines of credit, junior lien	-	-	-	-	10,912	10,912	-
Farm	-	-	-	-	10,397	10,397	-
Multifamily	-	-	-	-	27,328	27,328	-
Commercial owner occupied	-	-	-	-	93,800	93,800	-
Commercial non-owner occupied	75	-	-	75	123,139	123,214	-
Consumer loans
Consumer revolving credit	-	-	-	-	21,540	21,540	-
Consumer all other credit	4	599	-	603	4,927	5,530	-
Student loans purchased	850	463	754	2,067	52,624	54,691	332
Total Loans	$1,934	$1,234	$1,317	$4,485	$532,705	$537,190	$895

Impaired loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts when due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated on an individual loan basis.  If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net of the impairment, using either the present value of estimated future cash flows at the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Regulatory guidelines require the Company to re-evaluate the fair value of collateral supporting impaired collateral dependent loans on at least an annual basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a breakdown by class of the loans classified as impaired loans as of December 31, 2019 and December 31, 2018. These loans are reported at their recorded investment, which is the carrying amount of the loan as reflected on the Company’s balance sheet, net of charge-offs and other amounts applied to reduce the net book balance.  Average recorded investment in impaired loans is computed using an average of month-end balances for these loans for the twelve months ended December 31, 2019 and December 31, 2018.  Interest income recognized is for the years ended December 31, 2019 and December 31, 2018.

December 31, 2019	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
(in thousands)
Impaired loans without a valuation allowance:
Land and land development	$279	$324	$-	$67	$13
1-4 family residential mortgages, first lien, owner occupied	-	-	-	20	2
1-4 family residential mortgages, junior lien	117	117		122	6
Commercial non-owner occupied real estate	879	879	-	900	48
Commercial and industrial - organic	20	20	-	3	1
Total impaired loans without a valuation allowance	1,295	1,340	-	1,112	70

Impaired loans with a valuation allowance
Student loans purchased	1,184	1,184	21	1,549	86
Total impaired loans with a valuation allowance	1,184	1,184	21	1,549	86
Total impaired loans	$2,479	$2,524	$21	$2,661	$156

December 31, 2018	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
(in thousands)
Impaired loans without a valuation allowance:
Land and land development	$32	$90	$-	$37	$-
1-4 family residential mortgages, first lien, owner occupied	82	127	-	90	-
1-4 family residential mortgages, junior lien	127	127		248	15
Commercial non-owner occupied real estate	923	923	-	947	51
Total impaired loans without a valuation allowance	1,164	1,267	-	1,322	66

Impaired loans with a valuation allowance
Student loans purchased	1,602	1,602	90	1,387	86
Total impaired loans with a valuation allowance	1,602	1,602	90	1,387	86
Total impaired loans	$2,766	$2,869	$90	$2,709	$152

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

Based on regulatory guidance on Student Lending, the Company classified 67 of its student loans purchased as TDRs for a total of $1.2 million as of December 31, 2019. The Company classified 66 of its student loans purchased as TDRs for a total of $1.2 million as of December 31, 2018.   These borrowers, who should have been in repayment, requested and were granted payment extensions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered restructurings. Student loan borrowers are allowed in-school deferments, plus an automatic six month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance. Initially, all student loans were fully insured by a surety bond, and the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company did not expect to experience a loss on these loans.  Based on the termination of the surety bond on July 27, 2018 due to the insolvency of the insurer, management has evaluated these loans individually for impairment and included any potential loss in the allowance for loan losses; interest continues to accrue on these TDRs during any deferment and forbearance periods.

The following provides a summary, by class, of modified loans that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and modified loans that have been placed in non-accrual status, which are considered to be nonperforming.

Troubled debt restructurings (TDRs)	December 31, 2019		December 31, 2018
(in thousands)	No. of Loans	Recorded Investment	No. of Loans	Recorded Investment
Performing TDRs
1-4 family residential mortgages, junior lien	1	$117	1	$127
Commercial non-owner occupied real estate	1	879	1	923
Student loans purchased	67	1,184	65	1,157
Total performing TDRs	69	$2,180	67	$2,207

Nonperforming TDRs
Student loans purchased	-	-	1	4
Land and land development	1	$13	1	$19
Total nonperforming TDRs	1	$13	2	$23
Total TDRs	70	$2,193	69	$2,230

A summary of loans shown above that were modified as TDRs during the years ended December 31, 2019 and 2018 is shown below by class.  Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.  The Post-Modification Recorded Balance reflects any interest or fees from the original loan which may have been added to the principal balance on the new note as a condition of the TDR.  Additionally, the Post-Modification Recorded Balance is reported below at the period end balances, inclusive of all partial principal pay downs and principal charge-offs since the modification date.

	During year ended			During year ended
(in thousands)	December 31, 2019			December 31, 2018
	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance
Student loans purchased	22	$230	$230	12	$244	$244
Total loans modified during the period	22	$230	$230	12	$244	$244

During the year ended December 31, 2019, there were three loans modified as TDRs that subsequently defaulted which had been modified as TDRs during the twelve months prior to default.  These student loans had balances totaling $23,000 prior to being charged off.  There was one loan modified as a TDR that subsequently defaulted during the year ended December 31, 2018 and was modified as a TDR during the twelve months prior to default. This student loan had a balance of $33,000 prior to being charged off.

There were no loans secured by 1-4 family residential property that were in the process of foreclosure at either December 31, 2019 or December 31, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Allowance for Loan Losses

A summary of the transactions in the allowance for loan losses for the years ended December 31, 2019 and 2018 appears below:

(in thousands)	2019	2018
Balance, beginning of period	$4,891	$4,043
Loans charged off	(2,259)	(1,097)
Recoveries	202	72
Net charge-offs	(2,057)	(1,025)
Provision for loan losses	1,375	1,873
Balance, December 31	$4,209	$4,891

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The migration analysis loss method is used for all loan classes except for the following:

•

Student loans purchased - On June 27, 2018, the Company was notified that ReliaMax Surety Company (“ReliaMax Surety”), the South Dakota insurance company which issued surety bonds for the student loan pools, was placed into liquidation due to insolvency.  As such, the historical charge-off rate on this portfolio is determined by using the Company’s own losses/charge-offs since July 1, 2018, together with prior insurance claim history.  For reporting periods prior to June 30, 2018, the Company did not charge off student loans as the insurance covered the past due loans, but the Company did apply qualitative factors to calculate a reserve on these loans, net of the deposit reserve accounts held by the Company for this group of loans.

•	Commercial and industrial government guaranteed loans – These loans require no reserve as these are 100% guaranteed by either the SBA or the USDA.
•

Commercial and industrial syndicated loans - Beginning with the quarter ended September 30, 2016, migration analysis was utilized on the Pass pool. For all other pools, there was not an established loss history; therefore the S&P credit and recovery ratings on the credit facilities were utilized to calculate a three-year weighted average historical default rate.  As of December 31, 2019, only migration analysis was utilized since all outstanding syndicated loans at that time were in the Pass pool.

Under the migration analysis method, average loss rates are calculated at the risk grade and class levels by dividing the twelve-quarter average net charge-off amount by the twelve-quarter average loan balances. Qualitative factors are combined with these quantitative factors to arrive at the overall general allowances.

The Company’s internal creditworthiness grading system is based on experiences with similarly graded loans. The Company performs regular credit reviews of the loan portfolio to review the credit quality and adherence to its underwriting standards. Additionally, an independent loan review of a portion of the Company’s loan portfolio is performed periodically.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following represents the loan portfolio designated by the internal risk ratings assigned to each credit at December 31, 2019 and 2018.  There were no loans rated “Doubtful” as of either period.

December 31, 2019	Excellent	Good	Pass	Watch	Special Mention	Sub- standard	TOTAL
(in thousands)
Commercial
Commercial and industrial - organic	$6,463	$16,453	$14,257	$1,493	$37	$140	$38,843
Commercial and industrial - government guaranteed	35,347	-	-	-	-	-	35,347
Commercial and industrial - syndicated	-	-	6,398	-	-	-	6,398
Real estate construction
Residential construction	-	-	2,197	-	-	-	2,197
Commercial construction	-	-	6,880	-	-	-	6,880
Land and land development	-	-	7,563	207	-	293	8,063
Real estate mortgages
1-4 family residential, first lien, investment	-	-	39,641	4,076	-	382	44,099
1-4 family residential, first lien, owner occupied	-	-	19,578	1,040	-	53	20,671
1-4 family residential, junior lien	-	-	2,029	33	17	441	2,520
1-4 family residential, first lien - purchased	-	-	33,428	-	-	-	33,428
Home equity lines of credit, first lien	-	-	9,591	677	-	-	10,268
Home equity lines of credit, junior lien	-	-	9,357	232	-	82	9,671
Farm	-	-	6,149	318	-	2,341	8,808
Multifamily	-	-	26,690	403	-	-	27,093
Commercial owner occupied	-	-	86,884	5,928	1,677	1,628	96,117
Commercial non-owner occupied	-	-	116,092	1,558	-	911	118,561
Consumer
Consumer revolving credit	279	19,176	606	20	-	-	20,081
Consumer all other credit	199	5,035	507	-	-	-	5,741
Student loans purchased	-	-	42,598	1,729	211	209	44,747
Total Loans	$42,288	$40,664	$430,445	$17,714	$1,942	$6,480	$539,533

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018	Excellent	Good	Pass	Watch	Special Mention	Sub- standard	TOTAL
(in thousands)
Commercial
Commercial and industrial - organic	$3,692	$23,381	$13,993	$264	$28	$168	$41,526
Commercial and industrial - government guaranteed	31,367	-	-	-	-	-	31,367
Commercial and industrial - syndicated	-	-	9,588	-	-	2,546	12,134
Real estate construction
Residential construction	-	-	1,552	-	-	-	1,552
Commercial construction	-	-	5,078	-	-	-	5,078
Land and land development	-	-	9,888	501	-	505	10,894
Real estate mortgages
1-4 family residential, first lien, investment	-	-	36,314	3,607	117	273	40,311
1-4 family residential, first lien, owner occupied	-	-	15,540	1,087	11	137	16,775
1-4 family residential, junior lien	-	-	2,573	58	22	516	3,169
1-4 family residential, first lien - purchased	-	-	18,647	-	-	-	18,647
Home equity lines of credit, first lien	-	-	7,911	414	-	-	8,325
Home equity lines of credit, junior lien	-	-	10,704	97	-	111	10,912
Farm	-	-	8,719	339	-	1,339	10,397
Multifamily	-	-	27,328	-	-	-	27,328
Commercial owner occupied	-	-	86,868	6,932	-	-	93,800
Commercial non-owner occupied	-	-	120,720	1,519	-	975	123,214
Consumer
Consumer revolving credit	44	20,852	644	-	-	-	21,540
Consumer all other credit	263	4,699	535	4	-	29	5,530
Student loans purchased	-	-	51,494	2,401	431	365	54,691
Total Loans	$35,366	$48,932	$428,096	$17,223	$609	$6,964	$537,190

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During these evaluations, particular characteristics associated with a segment of the loan portfolio are also considered. These characteristics are detailed below:

•

Commercial loans not secured by real estate carry risks associated with the successful operation of a business, and the repayments of these loans depend on the profitability and cash flows of the business. Additional risk relates to the value of collateral where depreciation occurs and the valuation is less precise.

•

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

•

Loans secured by commercial real estate also carry risks associated with the success of the business and the ability to generate a positive cash flow sufficient to service debts.  Real estate security diminishes risks only to the extent that a market exists for the subject collateral.

•

Consumer loans carry risks associated with the continued creditworthiness of the borrower and the value of the collateral, such as automobiles which may depreciate more rapidly than other assets. In addition, these loans may be unsecured. Consumer loans are more likely than real estate loans to be immediately affected in an adverse manner by job loss, divorce, illness or personal bankruptcy. Consumer loans are further segmented into consumer revolving lines, all other consumer loans and student loans purchased.

•

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

•

Residential real estate loans carry risks associated with the continued creditworthiness of the borrower and changes in the value of the collateral.  In addition, for investor-owned residential real estate, the repayment may be volatile as leases are generally shorter term in nature.

Impaired loans are individually evaluated and, if deemed appropriate, a specific allocation is made for these loans. In reviewing the loans classified as impaired totaling $2.5 million at December 31, 2019, there was $21,000 in valuation allowance on these loans after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the customer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Loan Losses Rollforward by Portfolio Segment

As of and for the year ended December 31, 2019

(in thousands)	Commercial Loans	Real Estate Construction and Land	Real Estate Mortgages	Consumer Loans	Total
Allowance for Loan Losses:
Balance as of beginning of year	$811	$119	$2,611	$1,350	$4,891
Charge-offs	(482)	-	-	(1,777)	(2,259)
Recoveries	51	1	14	136	202
Provision for (recovery of) loan losses	(78)	(11)	59	1,405	1,375
Ending Balance	$302	$109	$2,684	$1,114	$4,209

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$21	$21
Collectively evaluated for impairment	302	109	2,684	1,093	4,188

Loans:
Individually evaluated for impairment	$20	$279	$996	$1,184	$2,479
Collectively evaluated for impairment	80,568	16,861	370,240	69,385	537,054
Ending Balance	$80,588	$17,140	$371,236	$70,569	$539,533

As of and for the year ended December 31, 2018

(in thousands)	Commercial Loans	Real Estate Construction and Land	Real Estate Mortgages	Consumer Loans	Total
Allowance for Loan Losses:
Balance as of beginning of year	$885	$206	$2,730	$222	$4,043
Charge-offs	(75)	-	-	(1,022)	(1,097)
Recoveries	54	-	2	16	72
Provision for (recovery of) loan losses	(53)	(87)	(121)	2,134	1,873
Ending Balance	$811	$119	$2,611	$1,350	$4,891

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$90	$90
Collectively evaluated for impairment	811	119	2,611	1,260	4,801

Loans:
Individually evaluated for impairment	$-	$32	$1,132	$1,602	$2,766
Collectively evaluated for impairment	85,027	17,492	351,746	80,159	534,424
Ending Balance	$85,027	$17,524	$352,878	$81,761	$537,190

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Premises and Equipment

Premises and equipment are summarized as follows:

(in thousands)	December 31, 2019	December 31, 2018
Leasehold improvements	$14,713	$14,594
Building and land	1,215	1,215
Construction and fixed assets in progress	68	434
Furniture and equipment	6,636	6,513
Computer software	2,618	2,305
	$25,250	$25,061
Less: accumulated depreciation and amortization	19,105	18,019
	$6,145	$7,042

Note 6 -  Leases

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

At December 31, 2019, the Company had leased certain of its banking and operations offices, or the land on which such offices were built, under operating lease agreements on terms ranging from 1 to 20 years, most with renewal options. Each of the Company’s long-term lease agreements are classified as operating leases.  Certain of these leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably assured of being exercised.  The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.  Refer to Note 12 – Related Party Transactions for information regarding leasing transactions with related parties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present information about the Company’s leases (dollars in thousands):

December 31, 2019
Lease liability	$3,604
Right-of-use asset	$3,576
Weighted average remaining lease term	5.04 years
Weighted average discount rate	2.83%

Lease Expense	2019	2018
Operating lease expense	$815	NR*
Short-term lease expense	137	NR*
Total lease expense	$952	$913
Cash paid for amounts included in lease liabilities	$788	NR*

NR* = not required

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Undiscounted Cash Flow	December 31, 2019
Twelve months ending December 31, 2020	799
Twelve months ending December 31, 2021	807
Twelve months ending December 31, 2022	768
Twelve months ending December 31, 2023	680
Twelve months ending December 31, 2024	469
Thereafter	354
Total undiscounted cash flows	$3,877
Less: Discount	(273)
Lease liability	$3,604

Note 7 – Intangible Assets

On February 1, 2016 (the “Effective Date”), VNB Wealth purchased the book of business, including interest in the client relationships, (“Purchased Relationships”), from an officer (the “Seller”) of VNB Wealth pursuant to an employment and asset purchase agreement (the “Purchase Agreement”). Prior to becoming an employee of the Company and until the Effective Date of the sale, the Seller provided services to these Purchased Relationships as a sole proprietor. As of January 15, 2016, the fair value of the assets under management associated with the Purchased Relationships totaled $31.5 million. Under the terms of the Purchase Agreement, the Company will receive all future revenue for investment management, advisory, brokerage, insurance, consulting, trust and related services performed for the Purchased Relationships.

The purchase price of $1.2 million was payable over a five year period with the last payment being made in January 2020. During the first quarter of 2016, the Company recognized goodwill and other intangible assets arising from this purchase. As required under ASC Topic 805, “Business Combinations,” using the acquisition method of accounting, below is a summary of the net asset values, as determined by an independent third party, based on the fair value measurements and the purchase price.

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

(dollars in thousands)	Fair Value	% of Total Intangible Assets	Estimated Economic Useful Life
Identified Intangible Assets
Non-Compete Agreement	$103	9.0%	3 years
Customer Relationships Intangible	670	58.5%	10 years
Total Identified Intangible Assets	$773	67.5%

Goodwill	$372	32.5%	Indefinite
Total Intangible Assets	$1,145	100.0%

Through the twelve months ended December 31, 2019, the Company recognized $83,000 in amortization expense from these identified intangible assets with a finite life. The net carrying value of $408,000 will be recognized as amortization expense in future reporting periods through 2026. The following shows the gross and net balance of these intangible assets as of December 31, 2019.

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Identified Intangible Assets
Non-Compete Agreement	$103	$103	$—
Customer Relationships Intangible	670	262	$408
Total Identified Intangible Assets	$773	$365	$408

As of December 31, 2019, the Company carried a contingent liability of $28,000, representing the net of the fair value of the purchase price, less the first four payments made to the Seller. The remaining annual payment as delineated in the Purchase Agreement was paid from this liability in January 2020.

Note 8 – Deposits

At December 31, 2019, the scheduled maturities of time deposits are as follows:

2020	$84,212
2021	22,231
2022	1,000
2023	928
2024	907
$109,278

The aggregate amount of time deposits with a minimum balance of $250,000 was $38.4 million at December 31, 2019 and $28.0 million at December 31, 2018.

Included in the time deposits reported above are Certificate of Deposit Account Registry Service CDs, known as CDARSTM, whereby depositors can obtain FDIC deposit insurance on account balances of up to $50 million.  CDARSTM deposits totaled $13.7 million as of December 31, 2019 and $27.3 million as of December 31, 2018, all of which were reciprocal balances for the Bank’s customers.  In May 2018, the “Economic Growth, Regulatory Relief, and Consumer Protection Act” was enacted, which excluded reciprocal CDARS™ deposits for certain banks from brokered deposit treatment up to the lesser of $5 billion or 20% of a bank’s total liabilities.  Therefore, the Company’s CDARS™ reciprocal deposits as of December 31, 2019 and December 31, 2018 were not treated as brokered deposits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company implemented an Insured Cash Sweep® (ICS®) product during 2018.  At December 31, 2019, ICS® balances, included in demand deposit and money market account balances, were $19.3 million and $53.6 million, respectively.  At December 31, 2018, ICS® balances, included in demand deposit and money market account balances, were $15.8 million and $21.0 million, respectively.  Such balances were not treated as brokered deposits.

The company had no deposits to report as brokered deposits as of December 31, 2019 or 2018.

Deposit account overdrafts reported as loans totaled $197,000 and $26,000 at December 31, 2019 and 2018, respectively.

The Company has entered into deposit transactions with certain directors, principal officers and their affiliates (collectively referred to as “related party deposits”), all of which are under the same terms as other customers.  The aggregate amount of these related party deposits was $15.4 million and $6.3 million as of December 31, 2019 and 2018, respectively.

Note 9 – Income Taxes

The Company files tax returns in the U.S. federal jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal tax examinations by tax authorities for years prior to 2016.

The Commonwealth of Virginia assesses a Bank Franchise Tax on banks instead of a state income tax. The Bank Franchise Tax expense is reported in noninterest expense, and the calculation of that tax is unrelated to taxable income.

Net deferred tax assets consist of the following components as of year-end:

(in thousands)	2019	2018
Deferred tax assets:
Allowance for loan losses	$884	$1,027
Non-accrual loan interest	4	15
Stock option/grant expense	20	32
Start-up expenses	43	47
Home equity closing costs	24	27
Deferred compensation expense	9	10
Goodwill and other intangible assets	12	14
Lease accounting standard	6	-
Securities available for sale unrealized loss	11	339
Depreciation	477	404
	$1,490	$1,915
Deferred tax liabilities:
Deferred loan costs	21	27
	21	27
Net deferred tax assets	$1,469	$1,888

The provision for income taxes charged to operations for years ended December 31, 2019 and 2018 consists of the following:

(in thousands)	2019	2018
Current tax expense	$1,436	$2,303
Deferred tax expense (benefit)	91	(234)
Provision for income taxes	$1,527	$2,069

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2019 and 2018 due to the following:

(dollars in thousands)	2019	2018
Federal statutory rate	21%	21%
Computed statutory tax expense	$1,726	$2,213
Increase (decrease) in tax resulting from:
Tax-exempt interest income	(62)	(74)
Tax-exempt income from Bank
Owned Life Insurance (BOLI)	(168)	(94)
Stock option expense	10	7
Stock option exercise benefit	(15)	(18)
Other expenses	36	35
Provision for income taxes	$1,527	$2,069

Note 10 – Commitments and Contingent Liabilities

In the normal course of business, there are various outstanding commitments and contingent liabilities, which are not reflected in the accompanying consolidated financial statements. The Company does not anticipate any material loss as a result of these transactions.

As a member of the Federal Reserve System, the Company is required to maintain certain average clearing balances. Those balances include amounts on deposit with the Federal Reserve. For the final weekly reporting period in the years ended December 31, 2019 and December 31, 2018, no daily average required balances were required for either year.

Note 11 – Financial Instruments with Off-Balance Sheet Risk and Credit Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit, such as unfunded lines of credit and standby letters of credit. The Company also treats authorization limits for originating Automated Clearing House (“ACH”) transactions as commitments.  In addition to the amounts shown below, the Company has extended commitment letters at December 31, 2019 in the amount of $14.4 million to various borrowers.  At December 31, 2018, commitment letters totaled $9.5 million. Commitment letters are done in the normal course of business and typically expire after 120 days.  All of these off-balance-sheet instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet, although material losses are not anticipated.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The totals for financial instruments whose contract amount represents credit risk are shown below:

	Notional Amount
(in thousands)	December 31, 2019	December 31, 2018
Unfunded lines-of-credit	$106,784	$88,323
ACH	18,665	20,131
Letters of credit	5,351	5,744
Total	$130,800	$114,198

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

The Company has approximately $5.9 million in deposits in other financial institutions in excess of amounts insured by the FDIC at December 31, 2019.

Note 12 – Related Party Transactions

From time to time, the Company and its subsidiaries have business dealings with companies owned by directors and beneficial shareholders of the Company.  Payments made to these companies that exceeded the disclosure threshold of $120,000 in 2019 are reported below.

In 2019 and 2018, leasing/rental expenditures of $500,000 and $492,000 respectively, (including reimbursements for taxes, insurance, and other expenses) were paid to an entity indirectly owned by a director of the Company.

Note 13 – Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Federal banking regulations also impose regulatory capital requirements on bank holding companies.  However, in August 2018, the Federal Reserve Board issued an interim final rule, which was effective August 30, 2018, that expanded its small bank holding company policy statement (the “SBHC Policy Statement”) to bank holding companies with total consolidated assets of less than $3 billion (up from the prior $1 billion threshold).  Under the SBHC Policy Statement, qualifying bank holding companies have additional flexibility in the amount of debt they can issue and are also exempt from the Basel III Capital Rules (subsidiary depository institutions of qualifying bank holding companies are still subject to capital requirements).  The Company currently has less than $3 billion in total consolidated assets and would likely qualify under the revised SBHC Policy Statement.  However, the Company does not currently intend to issue a material amount of debt or take any other action that would cause its capital ratios to fall below the minimum ratios required by the Basel III Capital Rules.

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

Beginning January 1, 2016 a capital conservation buffer requirement began to be phased in over a four-year period, beginning at 0.625% of risk-weighted assets and increasing annually to 2.50% at January 1,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2019.  Therefore, for the calendar year 2019, this 2.50% buffer effectively results in the minimum
(i) common equity Tier 1 capital ratio of 7.0% of risk-weighted assets; (ii) Tier 1 capital ratio of 8.5% of risk-weighted assets; and (iii) total capital ratio of 10.50% of risk-weighted assets. With respect to the Bank, the rules also revised the “prompt corrective action” regulations pursuant to Section 38 of the FDIA. In addition, the new capital requirements for the Bank include changes in the risk weights of assets to better reflect credit risk and other risk exposures.

The Bank’s capital ratios remained well above the levels designated by bank regulators as “well capitalized” at December 31, 2019.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that management believes have changed the institution’s category.

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

The CBLR framework will be available for banks to use in their March 31, 2020 Call Report.  The Bank has decided not to opt into the CBLR framework.

The Bank calculates its regulatory capital under the Basel III regulatory capital framework. The table below summarizes the Bank’s regulatory capital and related ratios for the periods presented:

December 31, 2019					Minimum
(dollars in thousands)					To Be Well Capitalized
			Minimum Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk Weighted Assets)
Bank	$79,058	14.98%	$42,225	8.00%	$52,781	10.00%

Common Equity Tier 1 Capital
(To Risk Weighted Assets)
Bank	$74,819	14.18%	$23,751	4.50%	$34,308	6.50%

Tier 1 Capital
(To Risk Weighted Assets)
Bank	$74,819	14.18%	$31,668	6.00%	$42,225	8.00%

Tier 1 Capital
(To Average Assets)
Bank	$74,819	10.73%	$27,891	4.00%	$34,864	5.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018					Minimum
(dollars in thousands)					To Be Well Capitalized
			Minimum Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk Weighted Assets)
Bank	$75,491	14.41%	$41,914	8.00%	$52,393	10.00%

Common Equity Tier 1 Capital
(To Risk Weighted Assets)
Bank	$70,570	13.47%	$23,577	4.50%	$34,055	6.50%

Tier 1 Capital
(To Risk Weighted Assets)
Bank	$70,570	13.47%	$31,436	6.00%	$41,914	8.00%

Tier 1 Capital
(To Average Assets)
Bank	$70,570	11.05%	$25,544	4.00%	$31,930	5.00%

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

At December 31, 2019, the maximum amount of retained earnings available to the Bank for cash dividends to the Company was $16,833,000.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present the balances measured at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2019 Using:
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government agencies	$14,952	$-	$14,952	$-
Corporate bonds	7,469		7,469
Mortgage-backed securities/CMOs	71,732	-	71,732	-
Municipal bonds	19,888	-	19,888	-
Total securities available for sale	$114,041	$-	$114,041	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements at December 31, 2018 Using:
sin thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government agencies	$18,974	$-	$18,974	$-
Mortgage-backed securities/CMOs	25,063	-	25,063	-
Municipal bonds	17,355	-	17,355	-
Total securities available for sale	$61,392	$-	$61,392	$-

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Other real estate owned

Other real estate owned is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company (Level 2). If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the Allowance for Loan Losses. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the Consolidated Statements of Income. The Company had no OREO at December 31, 2019 or December 31, 2018.

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

Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses in the Consolidated Statements of Income.  The Company had $2.5 million and $2.8 million in impaired loans as of December 31, 2019 and December 31, 2018, respectively. All impaired loans were measured based on expected cash flows discounted at the loan’s effective interest rate.

ASC 825, “Financial Instruments,” requires disclosures about fair value of financial instruments for interim periods and excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

		Fair Value Measurements at December 31, 2019 Using:
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$19,085	$19,085	$-	$-	$19,085
Available for sale securities	114,041	-	114,041	-	114,041
Loans, net	535,324	-	-	523,507	523,507
Bank owned life insurance	16,412	-	16,412	-	16,412
Accrued interest receivable	2,240	-	385	1,855	2,240

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$511,933	$-	$511,933	$-	$511,933
Certificates of deposit	109,278	-	109,846	-	109,846
Repurchase agreements
and other borrowings	-	-	-	-	-
Accrued interest payable	295	-	295	-	295

		Fair Value Measurements at December 31, 2018 Using:
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$18,874	$18,874	$-	$-	$18,874
Available for sale securities	61,392	-	61,392	-	61,392
Loans, net	532,299	-	-	514,917	514,917
Bank owned life insurance	16,790	-	16,790	-	16,790
Accrued interest receivable	2,100	-	342	1,758	2,100

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$464,002	$-	$464,002	$-	$464,002
Certificates of deposit	108,531	-	108,323	-	108,323
Repurchase agreements
and other borrowings	-	-	-	-	-
Accrued interest payable	243	-	243	-	243

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

Note 16 – Other Noninterest Expenses

The Company had the following other noninterest expenses as of the dates indicated:

(in thousands)	For the Year Ended December 31
	2019	2018
ATM, debit and credit card	$190	$207
Bank franchise tax	591	469
Computer software	529	424
Marketing, advertising and promotion	539	715
Professional fees	771	797
Other	2,065	1,943
	$4,685	$4,555

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

The Company contributed $342,000 and $304,000 to the 401(k) plan in 2019 and 2018, respectively. These expenses represent the matching contribution by the Company.

Note 18 – Stock Incentive Plans

At the Annual Shareholders Meeting on May 21, 2014, shareholders approved the Virginia National Bankshares Corporation 2014 Stock Incentive Plan (“2014 Plan”). The 2014 Plan makes available up to 275,625 shares of the Company’s common stock, as adjusted by the 5% stock dividend effective July 5, 2019 (the “2019 Stock Dividend”) and the 5% stock dividend effective April 13, 2018 (the “2018 Stock Dividend”), to be issued to plan participants. The 2014 Plan provides for granting of both incentive and nonqualified stock options, as well as restricted stock, unrestricted stock and other stock based awards. No new grants will be issued under the 2005 Plan as this plan has expired.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the shares issued and available under each of the Company’s stock incentive plans (the “Plans”) is shown below as of December 31, 2019. Share data and exercise price range per share have been adjusted to reflect the 2019 Stock Dividend and the 2018 Stock Dividend (collectively, “5% Stock Dividends”) and, with respect to the 2005 Plan, the 15% stock dividend effective June 30, 2011 (together with the 5% Stock Dividends, the “Stock Dividends”).  Although the 2005 Plan has expired and no new grants will be issued under this plan, there were shares issued before the plan expired which are still outstanding as shown below.

	2005 Plan	2014 Plan
Aggregate shares issuable	253,575	275,625
Options issued, net of forfeited and expired options	(59,831)	(96,047)
Unrestricted stock issued	-	(11,535)
Restricted stock grants issued	-	(4,000)
Cancelled due to Plan expiration	(193,744)	-
Remaining available for grant	-	164,043

Stock grants issued and outstanding:
Total vested and unvested shares	-	15,535
Fully vested shares	-	11,535

Option grants issued and outstanding:
Total vested and unvested shares	1,379	79,404
Fully vested shares	1,379	13,171

Exercise price range	$13.69 to $13.69	$27.39 to $42.62

The Company accounts for all of its stock incentive plans under recognition and measurement accounting principles which require that the compensation cost relating to stock-based payment transactions be recognized in the financial statements. Stock-based compensation arrangements for 2019 and prior years include stock options, unrestricted stock and restricted stock.  All stock-based payments to employees are required to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period.

Stock Options

Changes in the stock options outstanding related to all of the Plans are summarized below.  Share and per share data have been adjusted to reflect the 2019 Stock Dividend.

	December 31, 2019
(dollars in thousands except weighted average data)	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2019	86,594	$36.21
Issued	12,420	37.21
Exercised	(5,976)	(17.04)
Expired	(12,255)	(16.56)
Outstanding at December 31, 2019	80,783	$40.76	$51
Options exercisable at December 31, 2019	14,550	$39.52	$33

There was an intrinsic value of $120,000 for the options exercised during the year ended December 31, 2019.

For the years ended December 31, 2019 and 2018, the Company recognized $97,000 and $65,000, respectively, in compensation expense for stock options. As of December 31, 2019, there was $356,000 in unrecognized compensation expense for stock options remaining to be recognized in future reporting periods through 2024.  The fair value of any option grant is estimated at the grant date using the Black-Scholes pricing model.  There were stock option grants of 12,420 and 65,887 shares, as adjusted to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reflect the 5% Stock Dividends, issued during the years ended December 31, 2019 and 2018, respectively and the fair value on each option granted was estimated based on the assumptions noted in the following table:

	For the year ended	For the year ended
	December 31, 2019	December 31, 2018
Expected volatility[1]	16.86%	15.49%
Expected dividends[2]	3.18%	1.81%
Expected term (in years)[3]	6.50	6.50
Risk-free rate[4]	1.56%	2.85%

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

Summary information pertaining to options outstanding at December 31, 2019, as adjusted for Stock Dividends, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$13.69 to $20.00	1,379	3.1 Years	$13.69	1,379	$13.69
$20.01 to $30.00	1,103	7.2 Years	27.39	-	-
$30.01 to $40.00	20,820	9.2 Years	38.14	1,680	39.52
$40.01 to $42.62	57,481	8.4 Years	42.62	11,491	42.62
Total	80,783	8.5 Years	$40.76	14,550	$39.52

Stock Grants

On February 20, 2019, a total of 11,535 shares of unrestricted stock, as adjusted for the 2019 Stock Dividend, were granted to non-employee directors and certain members of executive management for services to be provided during the year ended December 31, 2019.  The total expense for these shares of $425,000 was recognized in 2019.  There were no unrestricted stocks grants awarded in or outstanding in 2018 and no expense associated with unrestricted stock grants in 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, 4,000 shares of restricted stock were granted later in 2019 to certain members of executive management with an associated expense of $12,000 taken in 2019. As of December 31, 2019, there was $132,000 in unrecognized compensation expense for restricted stock grants remaining to be recognized in future reporting periods through 2023. There were no restricted stock grants awarded in or outstanding throughout 2018 and no associated restricted stock grant expense for 2018.

	December 31, 2019
(dollars in thousands except weighted average data)	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2019	-	$-
Issued	15,535	36.63	$586
Vested	(11,535)	36.85	(435)
Nonvested at December 31, 2019	4,000	$36.00	$151

Note 19 – Net Income per Share

On June 13, 2019, the Board of Directors approved a stock dividend of five percent (5%) on the outstanding shares of common stock of the Company (or .05 share for each share outstanding) which was issued on July 5, 2019 to all shareholders of record as of the close of business on June 26, 2019.  On March 16, 2018, the Board of Directors approved a stock dividend of five percent (5%) on the outstanding shares of common stock of the Company (or .05 share for each share outstanding) which was issued on April 13, 2018 to all shareholders of record as of the close of business on April 3, 2018.  Shareholders received cash in lieu of any fractional shares that they otherwise would have been entitled to receive in connection with the stock dividend.  The price paid for fractional shares was based on the volume-weighted average price of a share of common stock for the most recent three (3) days prior to the record date during which a trade of the Company’s stock occurred.

For the following table, share and per share data have been adjusted to reflect the 5% Stock Dividends. The table shows the weighted average number of shares used in computing net income per common share and the effect on the weighted average number of shares of diluted potential common stock for the years ended December 31, 2019 and 2018.  Potential dilutive common stock equivalents have no effect on net income available to the Company’s shareholders.  The weighted average shares below as of December 31, 2019 include 4,000 shares of restricted stock that have not yet vested. No shares of restricted stock were outstanding as of December 31, 2018.  The recipients of nonvested restricted shares have full voting and dividend rights.

(dollars in thousands)	Net Income	Weighted Average Shares	Per Share Amount
December 31, 2019
Basic net income per share	$6,689	2,686,866	$2.49
Effect of dilutive stock options		3,111	-
Diluted net income per share	$6,689	2,689,977	$2.49

December 31, 2018
Basic net income per share	$8,470	2,666,902	$3.18
Effect of dilutive stock options		18,977	(0.03)
Diluted net income per share	$8,470	2,685,879	$3.15

In 2019 and 2018, stock options representing 78,301 and 62,750 average shares, respectively, were not included in the calculation of net income per share, as their effect would have been antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Other Comprehensive Income

A component of the Company’s comprehensive income, in addition to net income from operations, is the recognition of the realized gains and losses on AFS securities, net of income taxes.  Reclassifications of unrealized gains and losses on AFS securities are reported in the income statement as “Gains (losses) on sales and calls” with the corresponding income tax effect reflected as a component of income tax expense.  Amounts reclassified out of accumulated other comprehensive income (loss) are presented below:

(in thousands)	December 31, 2019	December 31, 2018
Available-for-sale securities:
Realized gains on sales and calls of securities	$74	$-
Tax effect	(16)	-
Realized gains, net of tax	$58	$-

Note 21 – Segment Reporting

Virginia National Bankshares Corporation has four reportable segments. Each reportable segment is a strategic business unit that offers different products and services.  They are managed separately, because each segment appeals to different markets and, accordingly, require different technology and marketing strategies.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies provided earlier in this report.

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

•

Sturman Wealth Advisors – Sturman Wealth Advisors, formerly known as VNB Investment Services, offers wealth management and investment advisory services.  Revenue for this segment is generated primarily from investment advisory and financial planning fees, with a small and decreasing portion attributable to brokerage commissions.

•

VNB Trust and Estate Services – VNB Trust and Estate Services offers corporate trustee services, trust and estate administration, IRA administration and custody services.  Revenue for this segment is generated from administration, service and custody fees, as well as management fees which are derived from Assets Under Management.  Investment management services currently are offered through in-house and third-party managers.  In addition, royalty income, in the form of fixed and incentive fees, from the sale of Swift Run Capital Management, LLC in 2013 is reported as income of VNB Trust and Estate Services.  More information on royalty income and the related sale can be found under Note 1 - Summary of Significant Accounting Policies.

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

A management fee for administrative and technology support services provided by the Bank is allocated to the non-bank segments.  For both the years ended December 31, 2019 and 2018, management fees of $100,000 were charged to the non-bank segments and eliminated in consolidated totals.

Segment information for the years ended, December 31, 2019, and 2018 is shown in the following tables. Note that asset information is not reported below, as the assets previously allocated to VNB Wealth are reported at the Bank level subsequent to the merger of VNBTrust, National Association, into the Bank

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

effective July 1, 2018; also, assets specifically allocated to the VNB Wealth lines of business are insignificant and are no longer provided to the chief operating decision maker.

2019 (in thousands)	Bank	Sturman Wealth Advisors	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$21,924	$-	$-	$-	$21,924
Provision for loan losses	1,375	-	-	-	1,375
Noninterest income	3,231	605	1,284	431	5,551
Noninterest expense	15,427	591	1,170	696	17,884
Income before income taxes	8,353	14	114	(265)	8,216
Provision for income taxes	1,555	3	24	(55)	1,527
Net income (loss)	$6,798	$11	$90	$(210)	$6,689

Prior to January 1, 2019, Virginia National Bankshares Corporation had two reportable segments, the Bank and VNB Wealth.

2018 (in thousands)	Bank	VNB Wealth	Consolidated
Net interest income	$22,823	$73	$22,896
Provision for loan losses	1,873	-	1,873
Non-interest income	2,715	2,815	5,530
Non-interest expense	13,876	2,138	16,014
Income before income taxes	9,789	750	10,539
Provision for income taxes	1,911	158	2,069
Net income	$7,878	$592	$8,470

Note 22 – Condensed Parent Company Financial Statements

Condensed financial statements pertaining only to the Parent Company are presented below. The investment in subsidiary is accounted for using the equity method of accounting.

Cash dividend payments authorized by the Bank’s Board of Directors were paid to the Parent Company in 2019 and 2018, totaling $3.4 million and $2.3 million, respectively.

The payment of dividends by the Bank is restricted by various regulatory limitations. Banking regulations also prohibit extensions of credit to the parent company unless appropriately secured by assets. For more detail on dividends, see Note 14 – Dividend Restrictions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Parent Company Only

BALANCE SHEETS
	December 31, 2019	December 31, 2018
ASSETS	(in thousands)
Cash and due from banks	$1,256	$1,146
Investment securities	65	65
Investments in subsidiaries	75,365	70,142
Other assets	262	182
Total assets	$76,948	$71,535

LIABILITIES & SHAREHOLDERS' EQUITY
Other liabilities	$841	$793
Stockholders' equity	76,107	70,742
Total liabilities and stockholders' equity	$76,948	$71,535

STATEMENTS OF INCOME
	For the years ended
	December 31, 2019	December 31, 2018
	(in thousands)
Dividends from subsidiary	$3,400	$2,250
Noninterest expense	842	429
Income before income taxes	$2,558	$1,821
Income tax (benefit)	(162)	(79)
Income before equity in undistributed earnings of subsidiaries	$2,720	$1,900
Equity in undistributed earnings of subsidiaries	3,969	6,570
Net income	$6,689	$8,470

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Parent Company Only (Continued)

STATEMENTS OF CASH FLOWS
	For the years ended
	December 31, 2019	December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES	(in thousands)
Net income	$6,689	$8,470
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(3,969)	(6,570)
Deferred tax expense	(16)	4
Stock option & stock grant expense	534	65
Decrease (increase) in other assets	(64)	144
Increase (decrease) in other liabilities	3	(5)
Net cash provided by operating activities	3,177	2,108

CASH FLOWS FROM INVESTING ACTIVITIES
Capital contribution to subsidiary	(20)	-
Net cash used in investing activities	(20)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercised	102	268
Cash payment for stock dividend fractional shares	(5)	-
Dividends paid	(3,144)	(2,466)
Net cash used in financing activities	(3,047)	(2,198)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	110	(90)

CASH AND CASH EQUIVALENTS
Beginning of period	1,146	1,236
End of period	$1,256	$1,146

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

Item 9A.	CONTROLS AND PROCEDURES.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. This assessment was based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) on May 14, 2013.  Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Yount, Hyde and Barbour, P.C., the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K.  Yount, Hyde and Barbour, P.C.’s attestation report on the Company’s internal control over financial reporting is included beginning on the following page.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Virginia National Bankshares Corporation

Charlottesville, Virginia

Opinion on the Internal Control Over Financial Reporting

We have audited Virginia National Bankshares Corporation and Subsidiaries’ (the Corporation’s) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2019 and 2018 of Virginia National Bankshares Corporation and Subsidiaries and our report dated March 12, 2020 expressed an unqualified opinion.

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

March 12, 2020

Item 9B.	OTHER INFORMATION.

None

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Information is incorporated by reference to the information that appears under the headings “Proposal 1 – Election of Directors,” “Related Person Transactions and Other Information,” “Executive Compensation – Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Information about the Board of Directors and Board Committees” contained in the Company’s Definitive Proxy Statement to be used in connection with the Company’s 2020 Annual Meeting of Shareholders (“Definitive Proxy Statement”).

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

The following table summarizes information, as of December 31, 2019, relating to the Company’s Stock Incentive Plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	80,783	$40.76	164,043
Total	80,783	$40.76	164,043

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information is incorporated by reference from the “Information about the Board of Directors and Board Committees” and “Related Person Transactions and Other Information” sections of the Company’s Definitive Proxy Statement. For further information, see Note 12 of the notes to consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data in this Form 10-K.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

This information is incorporated by reference from the “Independent Auditors” section of the Company’s Definitive Proxy Statement.

Part IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are files as part of this report:

(a)(1)Financial Statements

The following consolidated financial statements and reports of independent registered public accountants of the Company are in Part II, Item 8. Financial Statements and Supplementary Data:

(i)	Consolidated Balance Sheets – December 31, 2019 and December 31, 2018
(ii)	Consolidated Statements of Income – Years ended December 31, 2019 and December 31, 2018
(iii)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2019 and December 31, 2018
(iv)	Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2019 and December 31, 2018
(v)	Consolidated Statements of Cash Flows – Years ended December 31, 2019 and December 31, 2018
(vi)	Notes to Consolidated Financial Statements

(a)(2)Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated statements or notes thereto.

(a)(3)Exhibit Index:

Exhibit Number	Description of Exhibit

2.0

Reorganization Agreement and Plan of Share Exchange, dated as of March 6, 2013, between Virginia National Bank and Virginia National Bankshares Corporation (incorporated by reference to Virginia National Bankshares Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

3.1

Articles of Incorporation of Virginia National Bankshares Corporation, as amended and restated (incorporated by reference to Exhibit 3.1 to Virginia National Bankshares Corporation’s Pre-effective Amendment No. 1 to Form S-4 Registration Statement filed with the Securities and Exchange Commission on April 12, 2013).

3.2

Bylaws of Virginia National Bankshares Corporation (incorporated by reference to Exhibit 3.2 to Virginia National Bankshares Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

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

101.0

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018, (ii) the Consolidated Statements of Income for the years ended December 31, 2019 and December 31, 2018, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2019 and December 31, 2018, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for years ended December 31, 2019 and December 31, 2018, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2019 and December 31, 2018, and (vi) the Notes to Consolidated Financial Statements (furnished herewith).

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

VIRGINIA NATIONAL BANKSHARES CORPORATION

/s/ Tara Y. Harrison
Tara Y. Harrison
Executive Vice President and Chief Financial Officer
Date: March 12, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 12, 2020.

Signatures	Title

/s/ H. K. Benham, III	Director
H. K. Benham, III

/s/ Steven W. Blaine	Director
Steven. W. Blaine

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