Form 10-Q
period 2020-03-31
Virginia National Bankshares Corp
filed 2020-05-11
CIK 1572334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of May 6, 2020, the registrant had 2,704,273 shares of common stock, $2.50 par value per share, outstanding.

VIRGINIA NATIONAL BANKSHARES CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31, 2020	December 31, 2019*
ASSETS	(Unaudited)
Cash and due from banks	$19,312	$14,908
Federal funds sold	12,262	4,177
Securities:
Available for sale, at fair value	102,054	114,041
Restricted securities, at cost	1,736	1,683
Total securities	103,790	115,724
Loans	553,959	539,533
Allowance for loan losses	(4,704)	(4,209)
Loans, net	549,255	535,324
Premises and equipment, net	5,955	6,145
Bank owned life insurance	16,519	16,412
Goodwill	372	372
Other intangible assets, net	391	408
Accrued interest receivable and other assets	9,243	9,157
Total assets	$717,099	$702,627
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest-bearing	$190,618	$166,975
Interest-bearing	124,350	122,994
Money market and savings deposit accounts	218,432	221,964
Certificates of deposit and other time deposits	101,736	109,278
Total deposits	635,136	621,211
Accrued interest payable and other liabilities	5,672	5,309
Total liabilities	640,808	626,520

Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, $2.50 par value, 2,000,000 shares authorized, no shares outstanding	-	-
Common stock, $2.50 par value, 10,000,000 shares authorized; 2,702,373 (including 14,368 nonvested shares), and 2,692,005 (including 4,000 nonvested shares) issued and outstanding at March 31, 2020 and December 31, 2019, respectively	6,720	6,720
Capital surplus	32,234	32,195
Retained earnings	37,828	37,235
Accumulated other comprehensive loss	(491)	(43)
Total shareholders' equity	76,291	76,107
Total liabilities and shareholders' equity	$717,099	$702,627

*	Derived from audited Consolidated Financial Statements

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	For the three months ended
	March 31, 2020	March 31, 2019
Interest and dividend income:
Loans, including fees	$5,871	$6,097
Federal funds sold	85	19
Investment securities:
Taxable	509	252
Tax exempt	75	81
Dividends	24	26
Total interest and dividend income	6,564	6,475

Interest expense:
Demand and savings deposits	695	381
Certificates and other time deposits	494	459
Repurchase agreements and other borrowings	—	67
Total interest expense	1,189	907
Net interest income	5,375	5,568
Provision for loan losses	765	684
Net interest income after provision for loan losses	4,610	4,884

Noninterest income:
Trust income	310	347
Advisory and brokerage income	178	136
Royalty income	47	4
Deposit account fees	179	181
Debit/credit card and ATM fees	157	157
Earnings/increase in value of bank owned life insurance	107	110
Fees on mortgage sales	47	30
Gains on sales of securities	53	-
Loan swap fee income	509	8
Other	82	86
Total noninterest income	1,669	1,059

Noninterest expense:
Salaries and employee benefits	2,424	2,346
Net occupancy	452	479
Equipment	131	117
Data processing	328	316
Other	1,208	1,153
Total noninterest expense	4,543	4,411

Income before income taxes	1,736	1,532
Provision for income taxes	332	286
Net income	$1,404	$1,246
Net income per common share, basic *	$0.52	$0.46
Net income per common share, diluted *	$0.52	$0.46
Weighted average common shares outstanding, basic *	2,692,803	2,678,184
Weighted average common shares outstanding, diluted *	2,694,090	2,687,098

*	Share data has been retroactively adjusted to reflect the 5% stock dividend effective July 5, 2019.

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	For the three months ended
	March 31, 2020	March 31, 2019
Net income	$1,404	$1,246

Other comprehensive income (loss)

Unrealized gain (loss) on securities, net of tax of ($109) for the three months ended March 31 2020; and net of tax of $201 for the three months ended March 31, 2019	(406)	754

Reclassification adjustment for realized gains on sales of securities, net of tax of ($11) for the three months ended March 31, 2020; and net of tax of $0 for the three months ended March 31, 2019	(42)	-

Total other comprehensive income (loss)	(448)	754

Total comprehensive income	$956	$2,000

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Dollars in thousands, except per share data)

(Unaudited)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2018	$6,359	$27,013	$38,647	$(1,277)	$70,742
Stock options exercised	14	88	-	-	102
Stock option expense	-	24	-	-	24
Unrestricted stock grants	27	397	-	-	424
Cash dividends declared ($0.30 per share)	-	-	(767)	-	(767)
Net income	-	-	1,246	-	1,246
Other comprehensive income	-	-	-	754	754
Balance, March 31, 2019	$6,400	$27,522	$39,126	$(523)	$72,525

Balance, December 31, 2019	$6,720	$32,195	$37,235	$(43)	$76,107
Stock option expense	-	24	-	-	24
Restricted stock grant expense	-	15	-	-	15
Cash dividends declared ($0.30 per share)	-	-	(811)	-	(811)
Net income	-	-	1,404	-	1,404
Other comprehensive loss	-	-	-	(448)	(448)
Balance, March 31, 2020	$6,720	$32,234	$37,828	$(491)	$76,291

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the three months ended
	March 31, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,404	$1,246
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	765	684
Net amortization and accretion of securities	103	68
Net gains on sale of securities	(53)	-
Earnings on bank owned life insurance	(107)	(110)
Amortization of intangible assets	40	34
Depreciation and other amortization	518	464
Stock option expense	24	24
Stock grants, unrestricted	15	424
Net change in:
Accrued interest receivable and other assets	(205)	(423)
Accrued interest payable and other liabilities	387	302
Net cash provided by operating activities	2,891	2,713

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in restricted investments	(53)	(1)
Purchases of available for sale securities	(7,109)	-
Proceeds from maturities, calls and principal payments of available for sale securities	13,112	967
Proceeds from sales of available for sale securities	5,366	-
Net decrease (increase) in organic loans	(20,641)	6,754
Net decrease in purchased loans	5,945	1,406
Cash payment for wealth management book of business	(50)	(50)
Purchase of bank premises and equipment	(89)	(64)
Net cash provided by (used in) investing activities	(3,519)	9,012

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW accounts, and money market accounts	21,467	(37,261)
Net increase (decrease) in certificates of deposit and other time deposits	(7,542)	21,927
Proceeds from stock options exercised	-	102
Cash dividends paid	(808)	(763)
Net cash provided by (used in) financing activities	13,117	(15,995)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$12,489	$(4,270)

CASH AND CASH EQUIVALENTS:
Beginning of period	$19,085	$18,874
End of period	$31,574	$14,604

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1,215	$813

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain (loss) on available for sale securities	$(568)	$955
Initial right-of-use assets obtained in exchange for new operating lease liabilities	$—	$4,279

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2020

Note 1.  Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Virginia National Bankshares Corporation (the “Company”), and its subsidiaries Virginia National Bank (the “Bank”) and Masonry Capital Management, LLC (“Masonry Capital”), a registered investment advisor.  Effective July 1, 2018, VNBTrust, National Association (“VNBTrust”), formerly a subsidiary of the Bank, was merged into Virginia National Bank, and the Bank continued to offer investment management, wealth advisory and trust and estate administration services under the name of VNB Wealth Management, also referred to herein as “VNB Wealth.” All references herein to VNB Wealth Management or VNB Wealth refer to VNBTrust for periods prior to July 1, 2018.  In 2019, the services offered by VNB Wealth are provided by Masonry Capital or by the Bank under VNB Trust & Estate Services or Sturman Wealth Advisors, formerly known as VNB Investment Services.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

The preparation of financial statements in conformity with GAAP and the reporting guidelines prescribed by regulatory authorities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses (including impaired loans), other-than-temporary impairment of securities, intangible assets, and fair value measurements. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2019. If needed, certain previously reported amounts have been reclassified to conform to current period presentation. No such reclassifications were significant.

Adoption of New Accounting Standards and Guidance

Goodwill Impairment Testing In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  ASU 2017-04 was effective for the Company on January 1, 2020. There was no material impact on the Company’s consolidated financial statements upon the adoption of ASU 2017-04.

Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements by requiring that Level 3 fair value disclosures include the range and weighted average of significant unobservable inputs used to develop those fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. Certain disclosure requirements in Topic 820 were also removed or modified. ASU 2018-13 was effective for the Company on January 1, 2020.  There was no impact on the Company’s disclosures in its consolidated financial statements upon the adoption of ASU 2018-13.

Interagency COVID-19 Guidance In March 2020, various regulatory agencies, including the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. This interagency guidance may have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time.

Recent Accounting Pronouncements

Financial Instruments – Credit Losses In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03.  These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters.  Smaller reporting companies who file with the U.S. Securities and Exchange Commission (SEC) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements.  Early in 2017, the Company formed a cross-functional steering committee, including some members of senior management, to provide governance and guidance over the project plan.  The steering committee meets regularly to address the compliance requirements, data requirements and sources, and analysis efforts that are required to adopt these new requirements.  In addition to attending seminars and webinars on this topic with regulators and other experts, the committee is working closely with the Company’s vendor to gather additional loan data which is anticipated to be needed for this calculation and is attending training sessions on the software to be utilized to calculate the expected credit losses.  The extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time.  Upon adoption, the impact to the allowance for credit losses (currently allowance for loan losses) will have an offsetting one-time cumulative-effect adjustment to retained earnings.

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

Income Taxes In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes.”  The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects.  For public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is permitted. The Company does not expect the adoption of ASU 2019-12 to have a material impact on its consolidated financial statements.

Investments – Equity Securities In January 2020, the FASB issued ASU 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.”  The ASU is based on a consensus of the FASB’s Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions.  ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting.  For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is permitted. The Company does not expect the adoption of ASU 2020-01 to have a material impact on its consolidated financial statements.

LIBOR and Other Reference Rates In March 2020, the Financial Accounting Standards Board (FASB) issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022.  To facilitate an orderly transition from LIBOR, Inter-bank Offered Rate (“IBOR”) and other benchmark rates to alternative reference rates (“ARRs”), the Company has established a focus committee, which includes members of senior management, including the Chief Credit Officer and Chief Financial Officer, among others.  The task of this committee is to identify, assess and monitor risk associated with the expected discontinuation or unavailability of benchmarks, including LIBOR, achieve operations readiness and engage impacted clients in connection with the transition to ARRs.  The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

SEC Filing Requirements On March 12, 2020, the SEC finalized amendments to the definitions of its “accelerated filer” and “large accelerated filer” definitions. The amendments increase the threshold criteria for meeting these filer classifications and are effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer’s first annual report filed with the SEC subsequent to the effective date. Prior to these changes, the Company was required to comply with section 404(b) of the Sarbanes Oxley Act concerning auditor attestation over internal control over financial reporting as an “accelerated filer” as it had more than $75 million in public float but less than $700 million at the end of the Company’s most recent second quarter). The rule change expands the definition of “smaller reporting companies” to include entities with public float of less than $700 million and less than $100 million in annual revenues. The Company expects to meet this expanded category of smaller reporting company and will no longer be considered an accelerated filer).  If the Company’s annual revenues exceed $100 million, its category will change back to “accelerated filer”. The classifications of “accelerated filer” and “large accelerated filer” require a public company to obtain an auditor attestation concerning the effectiveness of internal control over financial reporting (ICFR) and include the opinion on ICFR in its annual report on Form 10-K.  Smaller reporting companies also have additional time to file quarterly and annual financial statements.  All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of internal control over financial reporting, but the external auditor attestation of internal control over financial reporting is not required for smaller reporting companies.  As the Bank’s total assets exceed $500 million, it remains subject to FDICIA’s internal reporting requirements, but does not require an auditor attestation concerning internal controls over financial reporting. As such, professional and consulting expenditures should decline by an immaterial amount.

Note 2.  Securities

The amortized cost and fair values of securities available for sale as of March 31, 2020 and December 31, 2019 were as follows (dollars in thousands):

March 31, 2020	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$13,000	$13	$—	$13,013
Mortgage-backed securities/CMOs	66,462	1,134	(202)	67,394
Municipal bonds	23,214	60	(1,627)	21,647
Total Securities Available for Sale	$102,676	$1,207	$(1,829)	$102,054

December 31, 2019	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$15,000	$-	$(48)	$14,952
Corporate bonds	7,469	-	-	7,469
Mortgage-backed securities/CMOs	71,970	76	(314)	71,732
Municipal bonds	19,656	282	(50)	19,888
Total Securities Available for Sale	$114,095	$358	$(412)	$114,041

As of March 31, 2020, there were $37.1 million, or 46 issues of individual securities, held in an unrealized loss position.  These securities have an unrealized loss of $1.8 million and consisted of 12 mortgage-backed/CMOs and 34 municipal bonds.

The following table summarizes all securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, at March 31, 2020, and December 31, 2019 (dollars in thousands):

March 31, 2020
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed/CMOs	$18,989	$(190)	$307	$(12)	$19,296	$(202)
Municipal bonds	17,782	(1,627)	—	-	17,782	(1,627)
	$36,771	$(1,817)	$307	$(12)	$37,078	$(1,829)

December 31, 2019
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$9,957	$(43)	$1,995	$(5)	$11,952	$(48)
Mortgage-backed/CMOs	39,061	(228)	7,716	(86)	46,777	(314)
Municipal bonds	5,922	(50)	—	—	5,922	(50)
	$54,940	$(321)	$9,711	$(91)	$64,651	$(412)

The Company’s securities portfolio is primarily made up of fixed rate bonds, the prices of which move inversely with interest rates.  Any unrealized losses are considered by management to be driven by increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  At the end of any accounting period, the portfolio may have both unrealized gains and losses.  Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality.  Accordingly, as of March 31, 2020, management believes the impairments detailed in the table above are temporary, and no impairment loss has been realized in the Company’s consolidated income statement.

An “other-than-temporary impairment” (“OTTI”) is considered to exist if either of the following conditions are met: it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or the Company does not expect to recover the security’s entire amortized cost basis (even if the Company does not intend to sell).  In the event that a security would suffer impairment for a reason that was “other than temporary,” the Company would be expected to write down the security’s value to its new fair value, and the amount of the write down would be included in earnings as a realized loss.  As of March 31, 2020, management has concluded that none of its investment securities have an OTTI based upon the information available.  Additionally, management has the ability to hold any security with an unrealized loss until maturity or until such time as the value of the security has recovered from its unrealized loss position.

Securities having carrying values of $5.0 million at March 31, 2020 were pledged as collateral to secure public deposits.  At December 31, 2019, securities having carrying values of $5.0 million were similarly pledged.

For the three months ended March 31, 2020, proceeds from the sales of securities amounted to $5.4 million, and realized gain on these securities was $53 thousand. For the three months ended March 31, 2019, there were no sales of securities.

Restricted securities are securities with limited marketability and consist of stock in the Federal Reserve Bank of Richmond (“FRB”), the Federal Home Loan Bank of Atlanta (“FHLB”), and CBB Financial Corporation (“CBBFC”), the holding company for Community Bankers Bank.  These restricted securities, totaling $1.7 million as of both March 31, 2020 and December 31, 2019, are carried at cost.

Note 3.  Loans

The composition of the loan portfolio by loan classification at March 31, 2020 and December 31, 2019 appears below (dollars in thousands).

	March 31,	December 31,
	2020	2019
Commercial
Commercial and industrial - organic	$38,578	$38,843
Commercial and industrial - government guaranteed	35,031	35,347
Commercial and industrial - syndicated	6,388	6,398
Total commercial and industrial	79,997	80,588
Real estate construction and land
Residential construction	2,687	2,197
Commercial construction	14,523	6,880
Land and land development	7,895	8,063
Total construction and land	25,105	17,140
Real estate mortgages
1-4 family residential, first lien, investment	49,289	44,099
1-4 family residential, first lien, owner occupied	19,566	20,671
1-4 family residential, junior lien	2,375	2,520
1-4 family residential - purchased	29,693	33,428
Home equity lines of credit, first lien	10,002	10,268
Home equity lines of credit, junior lien	10,676	9,671
Farm	8,915	8,808
Multifamily	32,013	27,093
Commercial owner occupied	97,871	96,117
Commercial non-owner occupied	120,478	118,561
Total real estate mortgage	380,878	371,236
Consumer
Consumer revolving credit	19,301	20,081
Consumer all other credit	6,094	5,741
Student loans purchased	42,584	44,747
Total consumer	67,979	70,569
Total loans	553,959	539,533
Less: Allowance for loan losses	(4,704)	(4,209)
Net loans	$549,255	$535,324

The balances in the table above include unamortized premiums and net deferred loan costs (fees). As of March 31, 2020 and December 31, 2019, unamortized premiums on loans purchased were $2.4 million and $2.5 million, respectively. Net deferred loan costs (fees) totaled $84 thousand and $100 thousand as of March 31, 2020 and December 31, 2019, respectively.

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

Following is a breakdown by class of the loans classified as impaired loans as of March 31, 2020 and December 31, 2019. These loans are reported at their recorded investment, which is the carrying amount of the loan as reflected on the Company’s balance sheet, net of charge-offs and other amounts applied to reduce the net book balance. Average recorded investment in impaired loans is computed using an average of month-end balances for these loans for either the three months ended March 31, 2020 or the twelve months ended December 31, 2019. Interest income recognized is for the three months ended March 31, 2020 or the twelve months ended December 31, 2019. (Dollars below reported in thousands.)

March 31, 2020	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
Land and land development	$272	$320	$-	$273	$-
1-4 family residential mortgages, junior lien	115	115	-	116	2
Commercial non-owner occupied real estate	867	867	-	871	12
Total impaired loans without a valuation allowance	1,254	1,302	-	1,260	14

Impaired loans with a valuation allowance
Student loans purchased	1,130	1,130	36	1,130	19
Total impaired loans with a valuation allowance	1,130	1,130	36	1,130	19
Total impaired loans	$2,384	$2,432	$36	$2,390	$33

December 31, 2019	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
Land and land development	$279	$324	$-	$67	$13
1-4 family residential mortgages, first lien, owner occupied	-	-	-	20	2
1-4 family residential mortgages, junior lien	117	117	-	122	6
Commercial and industrial - organic	20	20	-	3	1
Commercial non-owner occupied real estate	879	879	-	900	48
Total impaired loans without a valuation allowance	1,295	1,340	-	1,112	70

Impaired loans with a valuation allowance
Student loans purchased	1,184	1,184	21	1,549	86
Total impaired loans with a valuation allowance	1,184	1,184	21	1,549	86
Total impaired loans	$2,479	$2,524	$21	$2,661	$156

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

	March 31, 2020	December 31, 2019
Land and land development	$273	$279
Commercial and industrial - organic	-	20
Total non-accrual loans	$273	$299

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

Based on regulatory guidance on Student Lending, the Company has classified 68 of its student loans purchased as TDRs for a total of $1.1 million as of March 31, 2020.  These borrowers that should have been in repayment have requested and been granted payment extensions or reductions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered restructurings.  Student loan borrowers are allowed in-school deferments, plus an automatic six-month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance.  Initially, all student loans were fully insured by a surety bond, and the Company did not expect to experience a loss on these loans.  Based on the loss of insurance after July 27, 2018 due to the insolvency of the insurer, management has evaluated these loans individually for impairment and included any potential loss in the allowance for loan losses; interest continues to accrue on these TDRs during any deferment and forbearance periods.

The following provides a summary, by class, of TDRs that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and TDRs that have been placed in non-accrual status, which are considered to be nonperforming (dollars in thousands).

Troubled debt restructurings (TDRs)	March 31, 2020		December 31, 2019
	No. of	Recorded	No. of	Recorded
	Loans	Investment	Loans	Investment
Performing TDRs
1-4 family residential mortgages, junior lien	1	$115	1	$117
Commercial non-owner occupied real estate	1	867	1	879
Student loans purchased	68	1,130	67	1,184
Total performing TDRs	70	$2,112	69	$2,180

Nonperforming TDRs
Land and land development	1	$12	1	$13
Total nonperforming TDRs	1	$12	1	$13
Total TDRs	71	$2,124	70	$2,193

A summary of loans shown above that were modified under the terms of a TDR during the three months ended March 31, 2020 and 2019 is shown below by class (dollars in thousands).  The Post-Modification Recorded Balance reflects the period end balances, inclusive of any interest capitalized to principal, partial principal paydowns, and principal charge-offs since the modification date.  Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

	For three months ended			For three months ended
	March 31, 2020			March 31, 2019
	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance
Student loans purchased	5	$60	$60	2	$55	$55
Total loans modified during the period	5	$60	$60	2	$55	$55

During the three months ended March 31, 2020, there were two loans modified as TDRs that subsequently defaulted which had been modified as TDRs during the twelve months prior to default.  These student loans had a balance of $7 thousand prior to being charged off. There were three loans modified as a TDR that subsequently defaulted during the year ending December 31, 2019 which had been modified as a TDR during the twelve months prior to default.  These student loan had balances totaling $23 thousand prior to being charged off.

There were no loans secured by 1-4 family residential property that were in the process of foreclosure at either March 31, 2020 or December 31, 2019.

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

The following represents the loan portfolio designated by the internal risk ratings assigned to each credit as of March 31, 2020 and December 31, 2019 (dollars in thousands). There were no loans rated “Doubtful” as of either period.

March 31, 2020	Excellent	Good	Pass	Watch	Special Mention	Sub- standard	TOTAL
Commercial
Commercial and industrial - organic	$6,110	$16,740	$14,684	$846	$34	$164	$38,578
Commercial and industrial - government guaranteed	35,031	-	-	-	-	-	35,031
Commercial and industrial - syndicated	-	-	6,388	-	-	-	6,388
Real estate construction
Residential construction	-	-	2,687	-	-	-	2,687
Commercial construction	-	-	14,523	-	-	-	14,523
Land and land development	-	-	7,406	204	-	285	7,895
Real estate mortgages
1-4 family residential, first lien investment	-	-	46,175	2,742	-	372	49,289
1-4 family residential, first lien, owner occupied	-	-	18,481	1,032	-	53	19,566
1-4 family residential, junior lien	-	-	1,905	32	16	422	2,375
1-4 family residential, first lien - purchased	-	-	29,693	-	-	-	29,693
Home equity lines of credit, first lien	-	-	10,000	2	-	-	10,002
Home equity lines of credit, junior lien	-	-	10,512	82	-	82	10,676
Farm	-	-	6,277	313	-	2,325	8,915
Multifamily	-	-	31,613	400	-	-	32,013
Commercial owner occupied	-	-	90,481	5,771	-	1,619	97,871
Commercial non-owner occupied	-	-	118,050	1,534	-	894	120,478
Consumer
Consumer revolving credit	840	17,990	468	-	-	3	19,301
Consumer all other credit	412	5,191	490	-	-	1	6,094
Student loans purchased	-	-	40,798	1,473	188	125	42,584
Total Loans	$42,393	$39,921	$450,631	$14,431	$238	$6,345	$553,959

December 31, 2019	Excellent	Good	Pass	Watch	Special Mention	Sub- standard	TOTAL
Commercial
Commercial and industrial - organic	$6,463	$16,453	$14,257	$1,493	$37	$140	$38,843
Commercial and industrial - government guaranteed	35,347	-	-	-	-	-	35,347
Commercial and industrial - syndicated	-	-	6,398	-	-	-	6,398
Real estate construction
Residential construction	-	-	2,197	-	-	-	2,197
Commercial construction	-	-	6,880	-	-	-	6,880
Land and land development	-	-	7,563	207	-	293	8,063
Real estate mortgages
1-4 family residential, first lien, investment	-	-	39,641	4,076	-	382	44,099
1-4 family residential, first lien, owner occupied	-	-	19,578	1,040	-	53	20,671
1-4 family residential, junior lien	-	-	2,029	33	17	441	2,520
1-4 family residential, first lien - purchased	-	-	33,428	-	-	-	33,428
Home equity lines of credit, first lien	-	-	9,591	677	-	-	10,268
Home equity lines of credit, junior lien	-	-	9,357	232	-	82	9,671
Farm	-	-	6,149	318	-	2,341	8,808
Multifamily	-	-	26,690	403	-	-	27,093
Commercial owner occupied	-	-	86,884	5,928	1,677	1,628	96,117
Commercial non-owner occupied	-	-	116,092	1,558	-	911	118,561
Consumer					-
Consumer revolving credit	279	19,176	606	20	-	-	20,081
Consumer all other credit	199	5,035	507	-	-	-	5,741
Student loans purchased	-	-	42,598	1,729	211	209	44,747
Total Loans	$42,288	$40,664	$430,445	$17,714	$1,942	$6,480	$539,533

In addition, the adequacy of the Company’s allowance for loan losses is evaluated through reference to eight qualitative factors, listed below and ranked in order of importance:

1)	Changes in national and local economic conditions, including the condition of various market segments, which deteriorated in the first quarter of 2020,
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

Impaired loans are individually evaluated and, if deemed appropriate, a specific allocation is made for these loans. In reviewing the loans classified as impaired loans totaling $2.4 million at March 31, 2020, specific valuation allowance was recognized after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the borrower.  The $36 thousand in the allowance total shown below as individually evaluated for impairment was attributed to the impaired student loans that required an allowance as of March 31, 2020 due to the loss of the insurance on this portfolio as discussed previously.
A summary of the transactions in the Allowance for Loan Losses by loan portfolio segment for the three months ended March 31, 2020 and the year ended December 31, 2019 appears below (dollars in thousands):

Allowance for Loan Losses Rollforward by Portfolio Segment
As of and for the period ended March 31, 2020
	Commercial Loans	Real Estate Construction and Land	Real Estate Mortgages	Consumer Loans	Total
Allowance for Loan Losses:
Balance as of beginning of year	$302	$109	$2,684	$1,114	$4,209
Charge-offs	-	-	-	(388)	(388)
Recoveries	13	-	-	105	118
Provision for (recovery of) loan losses	(6)	99	366	306	765
Ending Balance	$309	$208	$3,050	$1,137	$4,704

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$36	$36
Collectively evaluated for impairment	309	208	3,050	1,101	4,668
Loans:
Individually evaluated for impairment	$-	$272	$982	$1,130	$2,384
Collectively evaluated for impairment	79,997	24,833	379,896	66,849	551,575
Ending Balance	$79,997	$25,105	$380,878	$67,979	$553,959

As of and for the period ended December 31, 2019
	Commercial Loans	Real Estate Construction and Land	Real Estate Mortgages	Consumer Loans	Total
Allowance for Loan Losses:
Balance as of beginning of year	$811	$119	$2,611	$1,350	$4,891
Charge-offs	(482)	-	-	(1,777)	(2,259)
Recoveries	51	1	14	136	202
Provision for (recovery of) loan losses	(78)	(11)	59	1,405	1,375
Ending Balance	$302	$109	$2,684	$1,114	$4,209

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$21	$21
Collectively evaluated for impairment	302	109	2,684	1,093	4,188
Loans:
Individually evaluated for impairment	$20	$279	$996	$1,184	$2,479
Collectively evaluated for impairment	80,568	16,861	370,240	69,385	537,054
Ending Balance	$80,588	$17,140	$371,236	$70,569	$539,533

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

The following tables show the aging of past due loans as of March 31, 2020 and December 31, 2019. (Dollars below reported in thousands.)

Past Due Aging as of March 31, 2020	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing
Commercial loans
Commercial and industrial - organic	$39	$1,051	$261	$1,351	$37,227	$38,578	$-
Commercial and industrial - government guaranteed	-	-	548	548	34,483	35,031	548
Commercial and industrial - syndicated	-	-	-	-	6,388	6,388	-
Real estate construction and land
Residential construction	-	-	-	-	2,687	2,687	-
Commercial construction	-	-	-	-	14,523	14,523	-
Land and land development	-	13	-	13	7,882	7,895	-
Real estate mortgages
1-4 family residential, first lien, investment	-	-	-	-	49,289	49,289	-
1-4 family residential, first lien, owner occupied	53	-	-	53	19,513	19,566	-
1-4 family residential, junior lien	-	-	-	-	2,375	2,375	-
1-4 family residential - purchased	1,095	-	-	1,095	28,598	29,693	-
Home equity lines of credit, first lien	-	-	-	-	10,002	10,002	-
Home equity lines of credit, junior lien	-	-	-	-	10,676	10,676	-
Farm	-	-	-	-	8,915	8,915	-
Multifamily	-	-	-	-	32,013	32,013	-
Commercial owner occupied	-	-	-	-	97,871	97,871	-
Commercial non-owner occupied	-	-	-	-	120,478	120,478	-
Consumer loans
Consumer revolving credit	-	-	-	-	19,301	19,301	-
Consumer all other credit	3	1	-	4	6,090	6,094	-
Student loans purchased	342	188	185	715	41,869	42,584	185
Total Loans	$1,532	$1,253	$994	$3,779	$550,180	$553,959	$733

Past Due Aging as of December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing
Commercial loans
Commercial and industrial - organic	$604	$20	$-	$624	$38,219	$38,843	$-
Commercial and industrial - government guaranteed	-	-	548	548	34,799	35,347	548
Commercial and industrial - syndicated	-	-	-	-	6,398	6,398	-
Real estate construction and land
Residential construction	-	-	-	-	2,197	2,197	-
Commercial construction	-	-	-	-	6,880	6,880	-
Land and land development	1	-	280	281	7,782	8,063	14
Real estate mortgages
1-4 family residential, first lien, investment	188	-	-	188	43,911	44,099	-
1-4 family residential, first lien, owner occupied	-	123	-	123	20,548	20,671	-
1-4 family residential, junior lien	-	-	-	-	2,520	2,520	-
1-4 family residential - purchased	501	158	-	659	32,769	33,428	-
Home equity lines of credit, first lien	-	-	-	-	10,268	10,268	-
Home equity lines of credit, junior lien	-	-	-	-	9,671	9,671	-
Farm	-	-	-	-	8,808	8,808	-
Multifamily	-	-	-	-	27,093	27,093	-
Commercial owner occupied	-	-	-	-	96,117	96,117	-
Commercial non-owner occupied	0	-	-	0	118,561	118,561	-
Consumer loans
Consumer revolving credit	20	-	-	20	20,061	20,081	-
Consumer all other credit	43	0	-	43	5,698	5,741	-
Student loans purchased	697	218	209	1,124	43,623	44,747	209
Total Loans	$2,054	$519	$1,037	$3,610	$535,923	$539,533	$771

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

For the following table, share and per share data have been adjusted to reflect the 5% Stock Dividend. The table shows the weighted average number of shares used in computing net income per common share and the effect on the weighted average number of shares of diluted potential common stock for the three months ended March 31, 2020 and 2019. Potential dilutive common stock equivalents have no effect on net income available to common shareholders. (Dollars below reported in thousands except per share data.)

Three Months Ended	March 31, 2020			March 31, 2019
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic net income per share	$1,404	2,692,803	$0.52	$1,246	2,678,184	$0.46
Effect of dilutive stock options	-	1,287	-	-	8,914	-
Diluted net income per share	$1,404	$2,694,090	$0.52	$1,246	$2,687,098	$0.46

For the three months ended March 31, 2020, there were 104,301 option shares considered anti-dilutive and excluded from this calculation. For the three months ended March 31, 2019, there were 62,750 option shares, as adjusted, considered anti-dilutive and excluded from this calculation.

Note 6.  Stock Incentive Plans

At the Annual Shareholders Meeting on May 21, 2014, shareholders approved the Virginia National Bankshares Corporation 2014 Stock Incentive Plan (“2014 Plan”). The 2014 Plan makes available up to 275,625 shares of the Company’s common stock, as adjusted by the 5% Stock Dividend and prior stock dividends, to be issued to plan participants. The 2014 Plan provides for granting of both incentive and nonqualified stock options, as well as restricted stock and other stock based awards. No new grants will be issued under the 2005 Stock Incentive Plan (“2005 Plan”) as this plan has expired.

For the 2014 Plan and the 2005 Plan (the “Plans”), the option price of incentive stock options will not be less than the fair value of the stock at the time an option is granted. Nonqualified stock options may be granted at prices established by the Board of Directors, including prices less than the fair value on the date of grant. Outstanding stock options generally expire ten years from the grant date. Stock options generally vest by the fourth or fifth anniversary of the date of the grant.

A summary of the shares issued and available under each of the Plans is shown below as of March 31, 2020.  Share data and exercise price range per share have been adjusted to reflect the 5% Stock Dividend and prior stock dividends.  Although the 2005 Plan has expired and no new grants will be issued under this plan, there were options issued before the plan expired that are still outstanding as shown below.

	2005 Plan	2014 Plan
Aggregate shares issuable	253,575	275,625
Options issued, net of forfeited and expired options	(59,870)	(122,047)
Unrestricted stock issued	-	(11,535)
Restricted stock grants issued	-	(14,368)
Cancelled due to Plan expiration	(193,705)	-
Remaining available for grant	-	127,675

Grants issued and outstanding:
Total vested and unvested shares	1,379	105,404
Fully vested shares	1,379	13,722
Exercise price range	$13.69 to $13.69	$26.00 to $42.62

The Company accounts for all of its stock incentive plans under recognition and measurement accounting principles which require that the compensation cost relating to stock-based payment transactions be recognized in the financial statements. Stock-based compensation arrangements include stock options and restricted stock. All stock-based payments to employees are required to be valued at a fair value on the date of grant and expensed based on that fair value over the applicable vesting period. .

Stock Options

Changes in the stock options outstanding related to the Plans are summarized below.  (Dollars in thousands except per share data):

	March 31, 2020
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2020	80,783	$40.76
Issued	26,000	26.00
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2020	106,783	$37.17	$17

Options exercisable at March 31, 2020	15,101	$39.08	$17

For the three months ended March 31, 2020 and 2019, the Company recognized $24 thousand each period, in compensation expense for stock options.  As of March 31, 2020, there was $410 thousand in unrecognized compensation expense remaining to be recognized in future reporting periods through 2025. The fair value of any stock option grant is estimated at the grant date using the Black-Scholes pricing model. Stock option grants for 26,000 shares were issued during the three months ended March 31, 2020, and no stock option grants were issued during the three months ended March 31, 2019.  The fair value of each option granted in 2020 was estimated based on the assumptions noted in the following table:

For the three months ended
March 31, 2020
Expected volatility[1]	24.33%
Expected dividends[2]	4.62%
Expected term (in years)[3]	6.50
Risk-free rate[4]	0.72%

1	Based on the monthly historical volatility of the Company’s stock price over the expected life of the options.
2	Calculated as the ratio of historical dividends paid per share of common stock to the stock price on the date of grant.
3	Based on the average of the contractual life and vesting period for the respective option.
4	Based upon an interpolated US Treasury yield curve interest rate that corresponds to the contractual life of the option, in effect at the time of the grant.

Summary information pertaining to options outstanding at March 31, 2020 is shown below. Share and per share data have been adjusted to reflect the 5% Stock Dividend and prior stock dividends.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$10.65 to $20.00	1,379	2.9 Years	$13.69	1,379	$13.69
$20.01 to $30.00	27,103	9.9 Years	26.06	551	27.39
$30.01 to $40.00	20,820	8.9 Years	38.14	1,680	39.52
$40.01 to $42.62	57,481	8.1 Years	42.62	11,491	42.62
Total	106,783	8.7 Years	$37.17	15,101	$39.08

Stock Grants

Unrestricted stock grants - No unrestricted stock grants were issued in the first quarter of 2020.  On February 20, 2019, a total of 11,535 shares of unrestricted stock, as adjusted for the 5% Stock Dividend, were granted to non-employee directors and certain members of executive management for services to be provided during the year ended December 31, 2019. Based on the market price on February 20, 2019 of $38.65, the total expense for these shares of $424 thousand was expensed in 2019 as those services were provided.  As of March 31, 2019, $106 thousand of this total had been realized in stock grant expense.

Restricted stock grants - On March 25, 2020, 10,368 restricted shares were granted to non-employee directors, vesting over a four-year period. In September 2019, 4,000 restricted shares were granted to certain members of executive management.  As of March 31, 2020, there was $387 thousand in unrecognized compensation expense for restricted stock grants remaining to be recognized in future reporting periods through 2024.

Changes in the restricted stock grants outstanding during the first quarter of 2020 are summarized below. (Dollars in thousands except per share data):

	March 31, 2020
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested as of January 1, 2020	4,000	$36.00	$104
Issued	10,368	26.00	270
Vested	—	—
Nonvested at March 31, 2020	14,368	$28.78	$374

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

The following tables present the balances measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 (dollars in thousands):

		Fair Value Measurements at March 31, 2020 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$13,013	$-	$13,013	$-
Mortgage-backed securities/CMOs	67,394	-	67,394	-
Municipal bonds	21,647	-	21,647	-
Total securities available for sale	$102,054	$-	$102,054	$-

		Fair Value Measurements at December 31, 2019 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$14,952	$-	$14,952	$-
Corporate bonds	7,469	-	7,469	-
Mortgage-backed securities/CMOs	71,732	-	71,732	-
Municipal bonds	19,888	-	19,888	-
Total securities available for sale	$114,041	$-	$114,041	$-

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

Other Real Estate Owned

Other real estate owned (“OREO”) is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the Allowance for Loan Losses.  Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the Consolidated Statements of Income. As of March 31, 2020 and December 31, 2019, the Company had no OREO property.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected when due. The measurement of loss associated with impaired loans can be based on either (a) the observable market price of the loan or the fair value of the collateral, or (b) using the present value of expected future cash flows discounted at the loan’s effective interest rate, which is not a fair value measurement. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3.

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

Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. The Company had impaired loans of $2.4 million as of March 31, 2020 and $2.5 million as of December 31, 2019. All impaired loans were measured based on expected future cash flows discounted at the loan’s effective interest rate, or fair value of collateral, as noted above.

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

The carrying values and estimated fair values of the Company's financial instruments as of March 31, 2020 and December 31, 2019 are as follows (dollars in thousands):

		Fair Value Measurements at March 31, 2020 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$31,574	$31,574	$-	$-	$31,574
Available for sale securities	102,054	-	102,054	-	102,054
Loans, net	549,255	-	-	524,649	524,649
Bank owned life insurance	16,519	-	16,519	-	16,519
Accrued interest receivable	2,267	-	409	1,858	2,267

Liabilities
Demand deposits and
interest-bearing transaction, money market, and savings accounts	$533,400	$-	$533,400	$-	$533,400
Certificates of deposit and other time deposits	101,736	-	102,943	-	102,943
Accrued interest payable	269	-	269	-	269

		Fair Value Measurements at December 31, 2019 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$19,085	$19,085	$-	$-	$19,085
Available for sale securities	114,041	-	114,041	-	114,041
Loans, net	535,324	-	-	523,507	523,507
Bank owned life insurance	16,412	-	16,412	-	16,412
Accrued interest receivable	2,240	-	385	1,855	2,240

Liabilities
Demand deposits and
interest-bearing transaction and money market accounts	$511,933	$-	$511,933	$-	$511,933
Certificates of deposit and other time deposits	109,278	-	109,848	-	109,848
Accrued interest payable	295	-	295	-	295

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

Note 8.  Other Comprehensive Income

A component of the Company’s other comprehensive income, in addition to net income from operations, is the recognition of the unrealized gains and losses on available for sale securities, net of income taxes.  Reclassifications of realized gains and losses on available for sale securities are reported in the income statement as “Gains (losses) on sales and calls of securities” with the corresponding income tax effect reflected as a component of income tax expense.  Amounts reclassified out of accumulated other comprehensive income are presented below for the three months ended March 31, 2020 and 2019 (dollars in thousands)

	Three Months Ended
	March 31, 2020	March 31, 2019
Available for sale securities
Realized gains on sales of securities	$53	$-
Tax effect	(11)	-
Realized gains, net of tax	$42	$-

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

•

VNB Trust & Estate Services – VNB Trust & Estate Services offers corporate trustee services, trust and estate administration, IRA administration and custody services.  Revenue for this segment is generated from administration, service and custody fees, as well as management fees which are derived from Assets Under Management and incentive income which is based on the investment returns generated on performance-based Assets Under Management.  Investment management services currently are offered through in-house and third-party managers.  In addition, royalty income, in the form of fixed and incentive fees, from the sale of Swift Run Capital Management, LLC in 2013 is reported as income of VNB Trust & Estate Services.  More information on royalty income and the related sale can be found under Summary of Significant Accounting Policies in Note 1 of the notes to consolidated financial statements, which is found in Item 8. Financial Statements and Supplementary Data, in the Company’s Form 10-K Report for December 31, 2019.

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

A management fee for administrative and technology support services provided by the Bank is allocated to the other three lines of business previously combined under VNB Wealth. For both the three months ended March 31, 2020 and 2019, management fees totaling $75 thousand were charged by the Bank and eliminated in consolidated totals.

Segment information for the three months ended March 31, 2020 and 2019 is shown in the following tables (dollars in thousands). Note that asset information is not reported below, as the assets previously allocated to VNB Wealth are reported at the Bank level subsequent to the merger of VNBTrust, National Association, into the Bank effective July 1, 2018; also, assets specifically allocated to the VNB Wealth lines of business are insignificant and are no longer provided to the chief operating decision maker.

Three months ended March 31, 2020	Bank	Sturman Wealth Advisors	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$5,375	$-	$-	$-	$5,375
Provision for loan losses	765	-	-	-	765
Noninterest income	1,135	178	258	98	1,669
Noninterest expense	3,963	174	238	168	4,543
Income before income taxes	1,782	4	20	(70)	1,736
Provision for income taxes	342	1	4	(15)	332
Net income	$1,440	$3	$16	$(55)	$1,404

Three months ended March 31, 2019	Bank	Sturman Wealth Advisors	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$5,568	$-	$-	$-	$5,568
Provision for loan losses	684	-	-	-	684
Noninterest income	573	136	346	4	1,059
Noninterest expense	3,799	136	307	169	4,411
Income before income taxes	1,658	—	39	(165)	1,532
Provision for income taxes	312	0	8	(34)	286
Net income	$1,346	$—	$31	$(131)	$1,246

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

The following tables present information about the Company’s leases (dollars in thousands):

March 31, 2020
Lease liability	$3,430
Right-of-use asset	$3,397
Weighted average remaining lease term	4.81 years
Weighted average discount rate	2.83%

	Three Months Ended March 31,
Lease Expense	2020	2019
Operating lease expense	$204	$204
Short-term lease expense	28	36
Total lease expense	$232	$240
Cash paid for amounts included in lease liabilities	$199	196

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Undiscounted Cash Flow	March 31, 2020
Nine months ending December 31, 2020	$600
Twelve months ending December 31, 2021	807
Twelve months ending December 31, 2022	767
Twelve months ending December 31, 2023	680
Twelve months ending December 31, 2024	469
Twelve months ending December 31, 2025	393
Thereafter	-
Total undiscounted cash flows	$3,716
Less: Discount	(286)
Lease liability	$3,430

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Virginia National Bankshares Corporation’s consolidated financial statements, and notes thereto, included in the Company’s Form 10-K for the year ended December 31, 2019 (the “Company’s 2019 Form 10-K”). Per share data for March 31, 2019 has been adjusted to reflect the 5% stock dividend effective July 5, 2019 (the “5% Stock Dividend”).  Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results for the year ending December 31, 2020 or any future period.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT COULD AFFECT FUTURE RESULTS

Certain statements contained or incorporated by reference in this quarterly report on Form 10-Q, including but not limited to, statements concerning future results of operations or financial position, borrowing capacity and future liquidity, future investment results, future credit exposure, future loan losses and plans and objectives for future operations, change in laws and regulations applicable to the Company and its subsidiaries, adequacy of funding sources, actuarial expected benefit payment, valuation of foreclosed assets, regulatory requirements, economic environment and other statements contained herein regarding matters that are not historical facts, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are often characterized by use of qualified words such as “expect,” “believe,” “estimate,” “project,” “anticipate,” “intend,” “will,” “should,” or words of similar meaning or other statements concerning the opinions or judgement of the Company and its management about future events. While Company management believes such statements to be reasonable, future events and predictions are subject to circumstances that are not within the control of the Company and its management.  Actual results may differ materially from those included in the forward-looking statements due to a number of factors, including, without limitation, the effects of and changes in: general economic and market conditions, including the effects of declines in real estate values, an increase in unemployment levels and general economic contraction as a result of COVID-19 or other pandemics; fluctuations in interest rates, deposits, loan demand, and asset quality; assumptions that underlie the Company’s allowance for loan losses; the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts or public health events (e.g., COVID-19 or other pandemics), and of governmental and societal responses thereto; the performance of vendors or other parties with which the Company does business; competition; technology; laws, regulations and guidance; accounting principles or guidelines; performance of assets under management; and other factors impacting financial services businesses.  Many of these factors and additional risks and uncertainties are described in the Company’s 2019 Form 10-K and other reports filed from time to time by the Company with the Securities and Exchange Commission. These statements speak only as of the date made, and the Company does not undertake to update any forward-looking statements to reflect changes or events that may occur after this release.

IMPACT OF COVID-19

The COVID-19 pandemic has caused, and will likely continue to cause, economic and social disruption, significantly affecting many industries, including many of our clients.  Significant uncertainty exists regarding the magnitude of the impact and duration of this pandemic.  Following are brief descriptions of areas within our Company that have been or may be impacted.

Financial Condition and Results of Operations

The Company’s consolidated financial statements include estimates and assumptions made by management which affect the reported amounts of assets and liabilities, including the level of the allowance for loan losses (ALLL) that is established.  While the Company has not yet experienced any charge-offs directly related to COVID-19, the ALLL calculation and resulting provision for loan losses are impacted by changes in economic conditions.  As of March 31, 2020, the Company downgraded the economic qualitative factors within its ALLL model in light of the potential effects of COVID-19 on the economy.  If economic conditions continue to worsen, the Company could experience further increases in the required ALLL and record additional provision for loan loss expense.  It is possible that asset quality metrics could decline in the future if the effects of COVID-19 are sustained.

While most industries have been adversely impacted by COVID-19, the Company has exposures on its balance sheet as of March 31, 2020 in the following categories of loans that are considered to have higher risk of significant impact:

•	Retail trade - $18.5 million, or 3.3% of total loans
•	Hotels and motels - $14.5 million, or 2.6% of total loans
•	Caterers - $6.3 million, or 1.1% of total loans, and
•	Full-service restaurants - $6.1 million, or 1.1% of total loans

Interest income could be reduced due to the economic impact of COVID-19.  In accordance with guidance from regulators, we are working with borrowers who have been adversely affected by COVID-19 to defer principal and interest payments for a 90-day period.  While interest will continue to accrue to income, in accordance with accounting principles generally accepted in the United States (“GAAP”), if the Company ultimately incurs a credit loss on these deferred payments, interest income would need to be reversed and therefore, interest income in future periods could be negatively affected.  As of May 6, 2020, the Company had accommodated 155 deferrals on outstanding loan balances of $18.3 million (of which 131 deferrals on outstanding loan balances of $1.8 million were related to student loans).  In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings.

Within the last month, the Company has devoted significant resources to accept applications for the Small Business Administration (SBA) Paycheck Protection Program (PPP), a program designed to provide a direct incentive for small businesses to keep employees on their payroll.  As of May 6, 2020, the Company has closed 495 loans representing $83.9 million in funding, with average fees of 3.4%, assisting many nonprofits and local businesses through this program.  Loans funded through the PPP are fully guaranteed by the U.S. government. The Company performed the required due diligence pursuant to the established SBA criteria; nonetheless if a determination was made that certain loans did not meet the criteria established for the program, the Company may be required to establish additional ALLL through provision for loan loss expense which will negatively impact net income.

Throughout the onset of this pandemic, the Company has maintained its high standards of credit quality on organic loan funding to limit credit risk exposure.

Capital and Liquidity

As of March 31, 2020, capital ratios of the Company was in excess of regulatory requirements.  While currently included in the category of “well capitalized” by bank regulators, a prolonged economic recession could adversely impact reported and regulatory capital ratios.

The Company maintains access to multiple sources of liquidity.  Management has also revisited its capital and liquidity stress tests, as well as capital and liquidity contingency plans to validate how the Company can react effectively to the economic downturn caused by this pandemic and to gauge the amount of SBA PPP loans the Company can and should accept.

Goodwill

As of March 31, 2020, the goodwill on our balance sheet was not deemed to be impaired.  However, management may determine that goodwill is required to be evaluated for impairment in the future due to the presence of a triggering event, which may have a negative impact on the Company’s results of operations.

Operations, Processes, Controls and Business Continuity Plan

The Company began internal social distancing in mid-March, as well as distancing from the public by keeping our drive-thru services available, and encouraging customers to conduct transactions at ATMs, through online banking and the mobile app.  The Company also increased consumer and business mobile deposit limits to encourage customers to make deposits remotely from the safety of their home or business. The Company implemented a schedule whereby the majority of staff members are working remotely at any given time, allowing the remaining essential staff to create more distance between each other within the offices.  We increased the number of staff in the client service center to assist more customers by telephone.  The client service center was also moved to a larger location to allow the team members to be physically separated in accordance with social distancing guidelines.  In addition, the Company enhanced disinfecting procedures to include hospital-grade cleaning solution, increased the frequency of cleaning and issued personal protective equipment, including N-95 and disposable face masks, gloves and thermometers, to employees, along with specific instructions for use, to enhance their safety.  Management provides frequent email communications to customers and employees regarding updates on COVID-19, helpful tips and status of Company initiatives, as well as warning customers of potential scams during this pandemic.

The Company’s preparedness resulted in minimal impact to the Company’s operations as a result of COVID-19.  Business continuity planning allowed for successful deployment of the majority of our employees to work in a remote environment.  No material operational or internal control risks have been identified to date, and the Company has enhanced fraud-related controls.

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

For additional information regarding critical accounting policies, refer to the Application of Critical Accounting Policies and Critical Accounting Estimates section under Item 7 in the Company’s 2019 Form 10-K.  There have been no significant changes in the Company’s application of critical accounting policies since December 31, 2019.

FINANCIAL CONDITION

Total assets

The total assets of the Company as of March 31, 2020 were $717.1 million.  This is a $14.5 million increase from the $702.6 million total assets reported at December 31, 2019 and an $81.3 million increase from the $635.8 million reported at March 31, 2019.  A $14.4 million increase in gross loans since December 31, 2019, funded by a growth in deposits, was the major reason for the increase in assets since year-end.

Federal funds sold

The Company had overnight federal funds sold of $12.3 million as of March 31, 2020, compared to $4.2 million as of December 31, 2019 and $3.6 million as of March 31, 2019. Any excess funds are sold on a daily basis in the federal funds market.  The Company intends to maintain sufficient liquidity at all times to meet its funding commitments.

The Company continues to participate in the Federal Reserve Bank of Richmond’s Excess Balance Account (“EBA”). The EBA is a limited-purpose account at the Federal Reserve Bank for the maintenance of excess cash balances held by financial institutions. The EBA eliminates the potential of concentration risk that comes with depositing excess balances with one or multiple correspondent banks.

Securities

The Company’s investment securities portfolio as of March 31, 2020 totaled $103.8 million, a decrease of $11.9 million compared with the $115.7 million reported at December 31, 2019 and an increase of $40.8 million from the $63.0 million reported at March 31, 2019.  Management proactively manages the mix of earning assets and cost of funds to maximize the earning capacity of the Company.  At March 31, 2020 and March 31, 2019, the investment securities holdings represented 14.5% and 9.9% of the Company’s total assets, respectively.

The Company’s investment securities portfolio included restricted securities totaling $1.7 million as of March 31, 2020, December 31, 2019, and March 31, 2019. These securities represent stock in the Federal Reserve Bank of Richmond (“FRB-R”), the Federal Home Loan Bank of Atlanta (“FHLB-A”), and CBB Financial Corporation (“CBBFC”), the holding company for Community Bankers Bank. The level of FRB-R and FHLB-A stock that the Company is required to hold is determined in accordance with membership guidelines provided by the Federal Reserve Bank Board of Governors and the Federal Home Loan Bank of Atlanta, respectively. Stock ownership in the bank holding company for Community Bankers’ Bank provides the Company with several benefits that are not available to non-shareholder correspondent banks. None of these restricted securities are traded on the open market and can only be redeemed by the respective issuer.

At March 31, 2020, the unrestricted securities portfolio totaled $102.1 million. The following table summarizes the Company's available for sale securities by type as of March 31, 2020, December 31, 2019, and March 31, 2019 (dollars in thousands):

	March 31, 2020		December 31, 2019		March 31, 2019
		Percent		Percent		Percent
	Balance	of Total	Balance	of Total	Balance	of Total
U.S. Government agencies	$13,013	12.8%	$14,952	13.1%	$19,227	31.4%
Corporate bonds	—	—	7,469	6.5%	—	—
Mortgage-backed securities/CMOs	67,394	66.0%	71,732	62.9%	24,428	39.8%
Municipal bonds	21,647	21.2%	19,888	17.4%	17,657	28.8%
Total available for sale securities	$102,054	100.0%	$114,041	100.0%	$61,312	100.0%

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

As of March 31, 2020, total loans were $554.0 million, compared to $539.5 million as of December 31, 2019 and $528.4 million at March 31, 2019. Loans as a percentage of total assets at March 31, 2020 were 77.3%, compared to 83.1% as of March 31, 2019. Loans as a percentage of deposits at March 31, 2020 were 87.2%, compared to 94.8% as of March 31, 2019.

The following table summarizes the Company's loan portfolio by type of loan as of March 31, 2020, December 31, 2019, and March 31, 2019 (dollars in thousands):

	March 31, 2020		December 31, 2019		March 31, 2019
	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
Commercial and industrial	$79,997	14.4%	$80,588	14.9%	$85,479	16.2%
Real estate - commercial	259,277	46.8%	250,579	46.4%	249,710	47.3%
Real estate - residential mortgage	121,601	22.0%	120,657	22.4%	98,120	18.6%
Real estate - construction	25,105	4.5%	17,140	3.2%	15,299	2.8%
Consumer loans	67,979	12.3%	70,569	13.1%	79,752	15.1%
Total loans	$553,959	100.0%	$539,533	100.0%	$528,360	100.0%

Loan balances increased $14.4 million, or 2.7%, since December 31, 2019 and increased $25.6 million, or 4.8%, from March 31, 2019. Since year-end, the loan fluctuation consisted of $29.4 million in new funding ($29.0 million from organic loan growth), offset by $8.0 million in payoffs, $6.6 million in normal amortization and $388 thousand in charge-offs. The purchase of loans is considered a secondary strategy, which allows the Company to supplement organic loan growth. Purchased loans with balances outstanding of $113.7 million as of March 31, 2020 were comprised of:

•

Student loans totaling $42.6 million. The Company purchased two student loan packages in 2015 and a third in the fourth quarter of 2016.  A fourth tranche was closed in December 2017. Along with the purchase of these four packages of student loans, the Company purchased surety bonds to fully insure this portion of the Company’s consumer portfolio.  However, during June 2018, ReliaMax Surety, the insurance company which issued the surety bonds, was placed into liquidation due to insolvency.  Loss claims were filed for loans in default as of July 27, 2018, when the surety bonds were terminated, and the Company received payment in the fourth quarter of 2019 on the balance of the claims approved by the liquidator.  The liquidator has recently notified the Company that it will be making distributions related to unearned premiums.  The Company expects to receive approximately $800 thousand from this distribution.  Student loans continue to be profitable for the Company.

•

Loans guaranteed by a U.S. government agency (“government guaranteed”) totaling $35.0 million, inclusive of premium. During the fourth quarter of 2016, the Company began augmenting the commercial and industrial portfolio with government guaranteed loans which represent the portion of loans that are 100% guaranteed by either the United States Department of Agriculture (“USDA”) or the Small Business Administration (“SBA”); the originating institution holds the unguaranteed portion of each loan and services it. These government guaranteed portion of loans are typically purchased at a premium. In the event of early prepayment, the Company may need to write off any unamortized premium.

•

Mortgage loans totaling $29.7 million, inclusive of premium.  In each of the fourth quarters of 2019 and 2018, the Company purchased a package of 1-to-4 family residential mortgages.  Each of the adjustable rate loans purchased were individually underwritten by the Company prior to the closing of the purchases.  The collateral on these loans is located primarily on the East Coast of the United States.

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

Loan quality

Non-accrual loans totaled $273 thousand at March 31, 2020, compared to the $299 thousand and $552 thousand reported at December 31, 2019 and March 31, 2019, respectively. The March 31, 2020 and December 31, 2019 non-accrual balances included a loan which has subsequently been foreclosed upon, with the Company being made whole on the loan.  The March 31, 2019 non-accrual balance included $311 thousand of student loan balances for which the Company has received payment from the liquidation process in the fourth quarter of 2019.

The Company had loans in its portfolio totaling $733 thousand, $771 thousand and $629 thousand, as of March 31, 2020, December 31, 2019 and March 31, 2019, respectively, that were ninety or more days past due, with all such loans still accruing interest as the Company deemed them to be collectible.  Each of the balances noted include one government guaranteed loan with a balance of $548 thousand.

At March 31, 2020, the Company had loans classified as impaired loans in the amount of $2.4 million, compared to $2.5 million at December 31, 2019 and $2.8 million at March 31, 2019.  Based on regulatory guidance on Student Lending, the Company has classified 68 of its purchased student loans as TDRs for a total of $1.1 million as of March 31, 2020.  These borrowers that should have been in repayment have requested and been granted payment extensions or reductions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered restructurings.  Student loan borrowers are allowed in-school deferments, plus an automatic six-month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance.  Management has evaluated these loans individually for impairment and included any potential loss in the allowance for loan loss; interest continues to accrue on these TDRs during any deferment and forbearance periods.

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

The relationship of the allowance for loan losses to total loans appears below (dollars in thousands):

	March 31, 2020	December 31, 2019	March 31, 2019
Loans held for investment at period-end	$553,959	$539,533	$528,360
Allowance for loan losses	$4,704	$4,209	$4,905
Allowance as a percent of period-end loans	0.85%	0.78%	0.93%

The Allowance for Loan Losses as a percentage of assets increased from 0.78% at December 31, 2019 to 0.85% at March 31, 2020.  The increase in the allowance for loan losses was primarily driven by deterioration in the economic outlook resulting from the impact of COVID-19.

Provisions for loan losses totaling $765 thousand and $684 thousand were recorded in the three months ended March 31, 2020 and 2019, respectively.  The following is a summary of the changes in the allowance for loan losses for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	2020	2019
Allowance for loan losses, January 1	$4,209	$4,891
Charge-offs	(388)	(709)
Recoveries	118	39
Provision for loan losses	765	684
Allowance for loan losses, March 31	$4,704	$4,905

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

Management reviews the Allowance for Loan Losses on a quarterly basis to ensure it is adequate based upon the calculated potential losses inherent in the portfolio. Management believes the allowance for loan losses was adequately provided for as of March 31, 2020 and acknowledges that the allowance for loan losses will most likely increase throughout the year as economic conditions are expected to continue to deteriorate for the foreseeable future.

Premises and equipment

The Company’s premises and equipment, net of depreciation, as of March 31, 2020 totaled $6.0 million compared to $6.1 million as of December 31, 2019 and $6.8 million as of March 31, 2019. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method based on the estimated useful lives of assets. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, assets and related accumulated depreciation are removed from the books, and any resulting gain or loss is charged to income.

As of March 31, 2020, the Company occupied five full-service banking facilities in the cities of Charlottesville and Winchester, as well as the county of Albemarle in Virginia. The Company also operates a drive-through location at 301 East Water Street, Charlottesville, Virginia. The Company closed its Orange, Virginia office effective April 13, 2018; expanded messenger service continues to be available to the customers within and surrounding Orange, Virginia.

The five-story office building at 404 People Place, Charlottesville, Virginia, located in Albemarle County, also serves as the Company’s corporate headquarters and operations center, as well as the principal offices of both Masonry Capital and Sturman Wealth Advisors.  VNB Trust & Estate Services is located at 112 Third Street, SE, Charlottesville, Virginia.

Both the Arlington Boulevard facility in Charlottesville and the People Place facility also contain office space that is currently under lease to tenants.

Leases

As of March 31, 2020, $3.4 million of right-of-use assets and lease liabilities are included in Other Assets and Other Liabilities, respectively, and resulted from the Company’s implementation of ASU 2016-02 “Leases” (Topic 842) in the first quarter of 2019.  This implementation required the Company to recognize right-of-use assets, which are assets that represent the Company’s right to use, or control the use of, a specified asset for the lease term, offset by the lease liability, which is the Company’s obligation to make lease payments arising from a lease, measured on a discounted basis.

Deposits

Depository accounts represent the Company’s primary source of funds and are comprised of demand deposits, interest-bearing checking, money market, and savings accounts as well as time deposits. These deposits have been provided predominantly by individuals, businesses and charitable organizations in the Charlottesville/Albemarle, Richmond and Winchester areas.

Total deposits as of March 31, 2020 were $635.1 million, an increase of $13.9 million compared to the balances of $621.2 million at December 31, 2019, and an increase of $77.9 million compared to the $557.2 million total as of March 31, 2019.

Deposit accounts
(dollars in thousands)	March 31, 2020		December 31, 2019		March 31, 2019
	Balance	% of Total Deposits	Balance	% of Total Deposits	Balance	% of Total Deposits
No cost and low cost deposits:
Noninterest demand deposits	$190,618	30.0%	$166,975	26.9%	$160,071	28.7%
Interest checking accounts	124,350	19.6%	122,994	19.8%	108,933	19.6%
Money market and savings deposit accounts	218,432	34.4%	221,964	35.7%	157,737	28.3%

Total noninterest and low cost deposit accounts	533,400	84.0%	511,933	82.4%	426,741	76.6%

Time deposit accounts:
Certificates of deposit	89,681	14.1%	95,621	15.4%	94,278	16.9%
CDARS deposits	12,055	1.9%	13,657	2.2%	36,180	6.5%
Total certificates of deposit and other time deposits	101,736	16.0%	109,278	17.6%	130,458	23.4%

Total deposit account balances	$635,136	100.0%	$621,211	100.0%	$557,199	100.0%

Noninterest-bearing demand deposits on March 31, 2020 were $190.6 million, representing 30.0% of total deposits. Interest-bearing transaction, money market, and savings accounts totaled $342.8 million, and represented 54.0% of total deposits at March 31, 2020. Collectively, noninterest-bearing and interest-bearing transaction and money market accounts represented 84.0% of total deposit accounts at March 31, 2020. These account types are an excellent source of low-cost funding for the Company.

The Company also offers an implemented insured cash sweep (“ICS®”) deposit products.  ICS® deposit balances of $16.2 million and $53.7 million are included in the interest checking accounts and the money market and savings deposit accounts balances, respectively, in the table above, as of March 31, 2020.  As of December 31, 2019, ICS® deposit balances of $19.3 million and $53.6 million are included in the interest checking accounts and the money market and savings deposit account balances, respectively.  All ICS accounts consist of reciprocal balances for the Company’s customers.

The remaining 16.0% of total deposits consisted of certificates of deposit and other time deposit accounts totaling $101.7 million at March 31, 2020. Included in this deposit total are Certificate of Deposit Account Registry Service CDs, known as CDARSTM, whereby depositors can obtain FDIC deposit insurance on account balances of up to $50 million. CDARSTM deposits totaled $12.1 million as of March 31, 2020, all of which were reciprocal balances for the Company’s customers.

Borrowings

Short-term borrowings, consisting primarily of Federal Home Loan Bank (FHLB) advances and federal funds purchased, are additional sources of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company's ability to earn a favorable spread on the funds obtained.

The Company has a collateral dependent line of credit with the FHLB of Atlanta. As of March 31, 2020, December 31, 2019, and March 31, 2019, the Company had no outstanding balances from FHLB advances.

Additional borrowing arrangements maintained by the Company include formal federal funds lines with four major regional correspondent banks. The Company had no outstanding balances on these lines as of March 31, 2020, December 31, 2019 or March 31, 2019.

Shareholders' equity and regulatory capital ratios

The following table displays the changes in shareholders' equity for the Company from December 31, 2019 to March 31, 2020 (dollars in thousands):

Equity, December 31, 2019	$76,107
Net income	1,404
Other comprehensive loss	(448)
Cash dividends declared	(811)
Stock grant expense	15
Equity increase due to expensing of stock options	24
Equity, March 31, 2020	$76,291

For the calendar year 2019 and beyond, the 2.5% capital conservation buffer, which was phased in over a four year period under Basel III regulatory capital rules, effectively results in the minimum (i) common equity Tier 1 capital ratio of 7.00% of risk-weighted assets; (ii) Tier 1 capital ratio of 8.50% of risk-weighted assets; and (iii) total capital ratio of 10.50% of risk-weighted assets.  The minimum leverage ratio remains at 4.00%.  For additional information regarding the new capital requirements, refer to the Supervision and Regulation section, under Item 1. Business, found in the Company’s 2019 Form 10-K.

Using the new capital requirements, the Company’s capital ratios remain well above the levels designated by bank regulators as "well capitalized" at March 31, 2020. Under the current risk-based capital guidelines of federal regulatory authorities, the Company’s common equity Tier 1 capital ratio and Tier 1 capital ratio are both at 13.21% of its risk-weighted assets and are in excess of the well-capitalized minimum capital requirements of 6.50% and 8.00%, respectively. Additionally, the Company has a total capital ratio of 14.04% of its risk-weighted assets and leverage ratio of 10.59% of total assets, which are both in excess of the well-capitalized minimum 10.00% and 5.00% levels, respectively, designated by bank regulators under “well capitalized” capital guidelines.

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

The CBLR framework was made available for community banking organizations to use in their March 31, 2020 Call Report.  The Company has decided not to opt into the CBLR framework.

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

Net interest income is discussed in Management’s Discussion and Analysis on a GAAP basis, unless noted as “FTE”; and the reconcilement below shows the fully taxable-equivalent adjustment to net interest income to aid the reader in understanding the computations of net interest margin and the efficiency ratio on a non-GAAP basis (dollars in thousands):

Reconcilement of Non-GAAP Measures:	For the three months ended
	March 31, 2020	March 31, 2019
Net interest income	$5,375	$5,568
Fully taxable-equivalent adjustment	20	21
Net interest income (FTE)	$5,395	$5,589

Efficiency ratio	64.5%	66.6%
Impact of FTE adjustment	-0.2%	-0.2%
Efficiency ratio (FTE)	64.3%	66.4%

Net interest margin	3.18%	3.76%
Fully tax-equivalent adjustment	0.02%	0.02%
Net interest margin (FTE)	3.20%	3.78%

Net income

Net income for the three months ended March 31, 2020 was $1.4 million, a 12.7% increase compared to the $1.2 million reported for the three months ended March 31, 2019.  Net income per diluted share was $0.52 for the quarter ended March 31, 2020 compared to $0.46 per diluted share for the same quarter in the prior year, as adjusted to reflect the 5% Stock Dividend issued in July 2019.  The increase in net income for the first quarter of 2020, when compared to the same period of 2019, was predominantly due to a $501 thousand increase in loan swap fee income, offset by a $193 thousand decrease in net interest income and a $132 thousand increase in noninterest expense.

Net interest income

Net interest income (FTE) for the three months ended March 31, 2020 was $5.4 million, a 3.5% decrease compared to net interest income (FTE) of $5.6 million for the three months ended March 31, 2019.  Net interest income (FTE) was negatively impacted by the increase in rates paid on deposit accounts, which increased interest expense by $202 thousand, as well as the increased volume of deposits, which increased interest expense by $147 thousand. The increased volume of loans, increasing from an average of $533.4 million in the first quarter of 2019 to $535.8 million in same quarter in the prior year, positively impacted interest income by $28 thousand, yet the lower rate earned on loans, declining from 4.64% to 4.41% for the periods noted, negatively impacted interest income by $254 thousand.

Net interest margin (FTE) is the ratio of net interest income (FTE) to average earning assets for the period. The level of interest rates, together with the volume and mix of earning assets and interest-bearing liabilities, impact net interest income (FTE) and net interest margin (FTE). The net interest margin (FTE) of 3.20% for the three months ended March 31, 2020 was fifty-eight basis points lower than the 3.78% for the three months ended March 31, 2019.  Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP net interest margin.

Total interest income (FTE) for the three months ended March 31, 2020 was $88 thousand higher than the same period in the prior year.  The increase in average securities balances was the major contributor to the increased interest income, with average balances increasing from $63.2 million for the first quarter of 2019 to $114.2 million for the first quarter of 2020, increasing interest income by $260 thousand related to the volume increase.  The decline in rates earned on loans contributed negatively to the decline in interest income, by $254 thousand.

Interest expense increased $282 thousand for the three months ended March 31, 2020 compared to the same period in the prior year, due to a combination of rate and volume increases.  The primary reason for the increase in interest expense is the increased rates paid on deposits to be competitive in the market.  The rate paid on interest-bearing deposits averaged 104 basis points in the three months ended March 31, 2020, compared to 90 basis points for the three months ended March 31, 2019. Average balances of interest-bearing deposits also increased, from $380.0 million in the three months ended March 31, 2019 to $460.6 million in the three months ended March 31, 2020.  Average balances of borrowed funds decreased from $10.1 million in the three months ended March 31, 2019 to zero in the three months ended March 31, 2020, causing a decrease in interest expense on borrowed funds.  A table showing the mix of no cost and low cost deposit accounts is shown under “Financial Condition - Deposits” earlier in this report.

The following tables detail the average balance sheet, including an analysis of net interest income (FTE) for earning assets and interest bearing liabilities, for the three months ended March 31, 2020 and 2019.  These tables also include a rate/volume analysis for these same periods (dollars in thousands).

Consolidated Average Balance Sheet and Analysis of Net Interest Income

	For the three months ended
	March 31, 2020			March 31, 2019			Change in Interest Income/ Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to : [4]		Total
	Balance	Income	Yield/Cost	Balance	Income	Yield/Cost	Volume	Rate	Increase/
(dollars in thousands)		Expense			Expense				(Decrease)
ASSETS
Interest Earning Assets:
Securities
Taxable Securities	$102,786	$533	2.07%	$50,090	$277	2.21%	$274	$(18)	$256
Tax Exempt Securities [1]	11,425	95	3.33%	13,112	103	3.14%	(14)	6	(8)
Total Securities [1]	114,211	628	2.20%	63,202	380	2.40%	260	(12)	248
Total Loans	535,832	5,871	4.41%	533,358	6,097	4.64%	28	(254)	(226)
Fed Funds Sold	28,898	85	1.18%	3,216	19	2.40%	80	(14)	66
Total Earning Assets	678,941	6,584	3.90%	599,776	6,496	4.39%	368	(280)	88
Less: Allowance for Loan Losses	(4,081)			(4,905)
Total Non-Earning Assets	45,520			39,668
Total Assets	$720,380			$634,539

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$122,719	$31	0.10%	$102,915	$49	0.19%	$8	$(26)	$(18)
Money Market and Savings Deposits	228,891	664	1.17%	161,507	332	0.83%	167	165	332
Time Deposits	108,941	494	1.82%	115,599	459	1.61%	(28)	63	35
Total Interest-Bearing Deposits	460,551	1,189	1.04%	380,021	840	0.90%	147	202	349
Other borrowed funds	—	—	—	10,051	67	2.70%	(34)	(33)	(67)
Total Interest-Bearing Liabilities	460,551	1,189	1.04%	390,072	907	0.94%	113	169	282
Non-Interest-Bearing Liabilities:
Demand deposits	177,878			171,274
Other liabilities	4,405			1,243
Total Liabilities	642,834			562,589
Shareholders' Equity	77,546			71,941
Total Liabilities & Shareholders' Equity	$720,380			$634,530
Net Interest Income (FTE)		$5,395			$5,589		$255	$(449)	$(194)
Interest Rate Spread [2]			2.86%			3.45%
Interest Expense as a Percentage of Average Earning Assets			0.70%			0.61%
Net Interest Margin (FTE) [3]			3.20%			3.78%

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

Provision for loan losses

A provision for loan losses of $765 thousand was recognized in the first quarter of 2020 primarily driven by deterioration in the economic outlook resulting from the impact of COVID-19.  A provision of $684 thousand was recognized in the first quarter of 2019.  The allowance for loan losses as a percentage of total loans at March 31, 2020 was 0.85%, compared to 0.78% as of December 31, 2019 and 0.93% as of March 31, 2019.  Further discussion of management’s assessment of the allowance for loan losses is provided earlier in the report and in Note 4 – Allowance for Loan Losses, found in the Notes to the Consolidated Financial Statements. In management’s opinion, the allowance was adequately provided for at March 31, 2020.  While we have not experienced any charge-offs related to COVID-19, our ALLL calculation, provision for loan losses, asset quality and collateral values may be significantly impacted by deterioration in economic conditions.  We have downgraded the qualitative factors pertaining to economic conditions within our ALLL methodology.  Should economic conditions worsen, we could experience further increases in our required ALLL and record additional provision for loan loss exposure.

Noninterest income

The components of noninterest income for the three months ended March 31, 2020 and 2019 are shown below (dollars in thousands):

	For the three months ended		Variance
	March 31, 2020	March 31, 2019	$	%
Noninterest income:
Trust income	$310	$347	$(37)	-10.7%
Advisory and brokerage income	178	136	42	30.9%
Royalty income	47	4	43	1075.0%
Deposit account fees	179	181	(2)	-1.1%
Debit/credit card and ATM fees	157	157	0	0.0%
Earnings/increase in value of bank owned life insurance	107	110	(3)	-2.7%
Fees on mortgage sales	47	30	17	56.7%
Gains on sales of securities	53	-	53	N/A
Loan swap fee income	509	8	501	6262.5%
Other	82	86	(4)	-4.7%
Total noninterest income	$1,669	$1,059	$610	57.6%

Noninterest income for the three months ended March 31, 2020 of $1.7 million was $610 thousand or 57.6% higher than the amount recorded for the three months ended March 31, 2019.  This increase was largely due to the collection of loan swap income during the current quarter of $509 thousand.

Noninterest expense

The components of noninterest expense for the three months ended March 31, 2020 and 2019 are shown below (dollars in thousands):

	For the three months ended		Variance
	March 31, 2020	March 31, 2019	$	%
Noninterest expense:
Salaries and employee benefits	$2,424	$2,346	$78	3.3%
Net occupancy	452	479	(27)	-5.6%
Equipment	131	117	14	12.0%
ATM, debit and credit card	54	46	8	17.4%
Bank franchise tax	163	151	12	7.9%
Computer software	140	108	32	29.6%
Data processing	328	316	12	3.8%
FDIC deposit insurance assessment	-	15	(15)	-100.0%
Loan expenses	91	62	29	46.8%
Marketing, advertising and promotion	139	194	(55)	-28.4%
Professional fees	186	203	(17)	-8.4%
Other	435	374	61	16.3%
Total noninterest expense	$4,543	$4,411	$132	3.0%

Noninterest expense for the quarter ended March 31, 2020 of $4.5 million was $132 thousand higher than the quarter ended March 31, 2019.  Salaries and employee benefits increased $78 thousand due largely to increased staffing for the new Richmond market. Other noninterest expense increased $61 thousand period over period, primarily due to increased expense of stock grants and cash compensation for directors.  Marketing, advertising and promotion expense decreased due to concerted efforts to reduce expenses in 2020.  Management continues to evaluate expenses for potential containments and reductions that would have a positive impact on net income on an ongoing basis.

The efficiency ratio (FTE) of 64.3% for the three months ended March 31, 2020 compared favorably to the 66.4% for the same quarter of 2019, due to the increase in noninterest income. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP efficiency ratio.

Provision for Income Taxes

The Company benefited from the Tax Cuts and Jobs Act (“Tax Act”) enacted on December 22, 2017, which permanently lowered the corporate income tax rate to 21% effective January 1, 2018, amongst other significant changes to the U.S. tax law.  For the three months ended March 31, 2020 and 2019, the Company provided $332 thousand and $286 thousand for Federal income taxes, respectively, resulting in an effective income tax rate of 19.1% and 18.7%, respectively. The effective income tax rates differed from the U.S. statutory rate of 21% primarily due to the effect of tax-exempt income from life insurance policies and municipal bonds.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

10.1	Virginia National Bankshares Corporation 2014 Stock Incentive Plan As Amended April 22, 2020

31.1	302 Certification of Principal Executive Officer

31.2	302 Certification of Principal Financial Officer

32.1	906 Certification

101.0

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) the Consolidated Statements of Income for the three months ended March 31, 2020 and March 31, 2019, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and March 31, 2019, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the quarterly periods within 2020 and 2019, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and March 31, 2019 and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA NATIONAL BANKSHARES CORPORATION
(Registrant)

By:	/s/ Glenn W. Rust
Glenn W. Rust
President and Chief Executive Officer

Date:	May 11, 2020

By:	/s/ Tara Y. Harrison
Tara Y. Harrison
Executive Vice President and Chief Financial Officer

Date:	May 11, 2020