Form 10-Q
period 2020-06-30
Virginia National Bankshares Corp
filed 2020-08-10
CIK 1572334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of August 6, 2020, the registrant had 2,714,273 shares of common stock, $2.50 par value per share, outstanding.

VIRGINIA NATIONAL BANKSHARES CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30, 2020	December 31, 2019*
ASSETS	(Unaudited)
Cash and due from banks	$10,116	$14,908
Federal funds sold	24,771	4,177
Securities:
Available for sale, at fair value	102,772	114,041
Restricted securities, at cost	1,736	1,683
Total securities	104,508	115,724
Loans	632,394	539,533
Allowance for loan losses	(4,917)	(4,209)
Loans, net	627,477	535,324
Premises and equipment, net	5,669	6,145
Bank owned life insurance	16,628	16,412
Goodwill	372	372
Other intangible assets, net	374	408
Accrued interest receivable and other assets	9,669	9,157
Total assets	$799,584	$702,627
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest-bearing	$197,227	$166,975
Interest-bearing	136,274	122,994
Money market and savings deposit accounts	284,101	221,964
Certificates of deposit and other time deposits	96,599	109,278
Total deposits	714,201	621,211
Accrued interest payable and other liabilities	6,291	5,309
Total liabilities	720,492	626,520

Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, $2.50 par value, 2,000,000 shares authorized, no shares outstanding	-	-
Common stock, $2.50 par value, 10,000,000 shares authorized; 2,714,273 (including 26,268 nonvested shares), and 2,692,005 (including 4,000 nonvested shares) issued and outstanding at June 30, 2020 and December 31, 2019, respectively	6,720	6,720
Capital surplus	32,307	32,195
Retained earnings	39,102	37,235
Accumulated other comprehensive income (loss)	963	(43)
Total shareholders' equity	79,092	76,107
Total liabilities and shareholders' equity	$799,584	$702,627

*	Derived from audited Consolidated Financial Statements

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest and dividend income:
Loans, including fees	$6,156	$6,105	$12,027	$12,202
Federal funds sold	10	74	95	93
Investment securities:
Taxable	229	246	738	498
Tax exempt	92	76	167	157
Dividends	24	31	48	57
Total interest and dividend income	6,511	6,532	13,075	13,007

Interest expense:
Demand and savings deposits	390	463	1,085	844
Certificates and other time deposits	366	586	860	1,045
Repurchase agreements and other borrowings	—	22	—	89
Total interest expense	756	1,071	1,945	1,978
Net interest income	5,755	5,461	11,130	11,029
Provision for (recovery of) loan losses	378	(64)	1,143	620
Net interest income after provision for (recovery of) loan losses	5,377	5,525	9,987	10,409

Noninterest income:
Trust income	228	402	538	749
Advisory and brokerage income	163	156	341	292
Royalty income	24	4	71	8
Deposit account fees	143	192	322	373
Debit/credit card and ATM fees	134	189	291	346
Earnings/increase in value of bank owned life insurance	109	466	216	576
Fees on mortgage sales	30	56	77	86
Gains on sales of securities	590	64	643	64
Loan swap fee income	124	38	633	46
Other	81	133	163	219
Total noninterest income	1,626	1,700	3,295	2,759

Noninterest expense:
Salaries and employee benefits	2,258	2,321	4,682	4,667
Net occupancy	452	444	904	923
Equipment	136	114	267	231
Data processing	338	330	666	646
Other	1,220	1,476	2,428	2,629
Total noninterest expense	4,404	4,685	8,947	9,096

Income before income taxes	2,599	2,540	4,335	4,072
Provision for income taxes	511	425	843	711
Net income	$2,088	$2,115	$3,492	$3,361
Net income per common share, basic *	$0.77	$0.79	$1.29	$1.25
Net income per common share, diluted *	$0.77	$0.79	$1.29	$1.25
Weighted average common shares outstanding, basic *	2,710,019	2,688,005	2,701,411	2,683,122
Weighted average common shares outstanding, diluted *	2,711,017	2,688,965	2,702,311	2,687,391

*	Share data has been retroactively adjusted to reflect the 5% stock dividend effective July 5, 2019.

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income	$2,088	$2,115	$3,492	$3,361

Other comprehensive income

Unrealized gain on securities, net of tax of $512 and $403 for the three and six months ended June 30, 2020; and net of tax of $141 and $342 for the three and six months ended June 30, 2019	1,920	537	1,514	1,291

Reclassification adjustment for realized gains on sales of securities, net of tax of ($124) and ($135) for the three and six months ended June 30, 2020; and net of tax of ($13) and ($13) for the three and six months ended June 30, 2019	(466)	(51)	(508)	(51)

Total other comprehensive income	1,454	486	1,006	1,240

Total comprehensive income	$3,542	$2,601	$4,498	$4,601

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Dollars in thousands, except per share data)

(Unaudited)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2018	$6,359	$27,013	$38,647	$(1,277)	$70,742
Stock options exercised	14	88	-	-	102
Stock option expense	-	24	-	-	24
Unrestricted stock grants	27	397	-	-	424
Cash dividends declared ($0.30 per share)	-	-	(767)	-	(767)
Net income	-	-	1,246	-	1,246
Other comprehensive income	-	-	-	754	754
Balance, March 31, 2019	$6,400	$27,522	$39,126	$(523)	$72,525
Stock option expense	-	23	-	-	23
Stock dividend distributable *	320	4,593	(4,913)	-	-
Cash dividends declared ($0.30 per share)	-	-	(806)	-	(806)
Net income	-	-	2,115	-	2,115
Other comprehensive income	-	-	-	486	486
Balance, June 30, 2019	$6,720	$32,138	$35,522	$(37)	$74,343

Balance, December 31, 2019	$6,720	$32,195	$37,235	$(43)	$76,107
Stock option expense	-	24	-	-	24
Restricted stock grant expense	-	15	-	-	15
Cash dividends declared ($0.30 per share)	-	-	(811)	-	(811)
Net income	-	-	1,404	-	1,404
Other comprehensive loss	-	-	-	(448)	(448)
Balance, March 31, 2020	$6,720	$32,234	$37,828	$(491)	$76,291
Stock option expense	-	34	-	-	34
Restricted stock grant expense	-	39	-	-	39
Cash dividends declared ($0.30 per share)	-	-	(814)	-	(814)
Net income	-	-	2,088	-	2,088
Other comprehensive income	-	-	-	1,454	1,454
Balance, June 30, 2020	$6,720	$32,307	$39,102	$963	$79,092

   * Common stock and capital surplus as of June 30, 2019 includes the 5% stock dividend distributable effective July 5, 2019.

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the six months ended
	June 30, 2020	June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,492	$3,361
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,143	620
Net amortization and accretion of securities	210	133
Net gains on sale of securities	(643)	(64)
Earnings on bank owned life insurance	(216)	(576)
Amortization of intangible assets	57	51
Depreciation and other amortization	915	881
Stock option expense	58	47
Stock grants, unrestricted	-	424
Stock grant expense, restricted	54	-
Net change in:
Accrued interest receivable and other assets	(430)	(397)
Accrued interest payable and other liabilities	292	64
Net cash provided by operating activities	4,932	4,544

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in restricted investments	(53)	(1)
Purchases of available for sale securities	(62,259)	(6,946)
Proceeds from maturities, calls and principal payments of available for sale securities	29,161	2,547
Proceeds from sales of available for sale securities	46,075	10,443
Net decrease (increase) in organic loans	(103,984)	14,168
Net decrease in purchased loans	10,688	565
Cash payment for wealth management book of business	(50)	(50)
Proceeds from settlement of bank owned life insurance	-	1,176
Purchase of bank premises and equipment	(80)	(84)
Net cash provided by (used in) investing activities	(80,502)	21,818

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW accounts, and money market accounts	105,669	(32,476)
Net increase (decrease) in certificates of deposit and other time deposits	(12,679)	13,462
Proceeds from stock options exercised	-	102
Cash dividends paid	(1,618)	(1,530)
Net cash provided by (used in) financing activities	91,372	(20,442)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$15,802	$5,920

CASH AND CASH EQUIVALENTS:
Beginning of period	$19,085	$18,874
End of period	$34,887	$24,794

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$2,032	$1,904
Taxes	$375	$1,150

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain on available for sale securities	$1,274	$1,569
Initial right-of-use assets obtained in exchange for new operating lease liabilities	$—	$4,279

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2020

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

The preparation of financial statements in conformity with GAAP and the reporting guidelines prescribed by regulatory authorities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses (including impaired loans), other-than-temporary impairment of securities, intangible assets, and fair value measurements. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2019. If needed, certain previously reported amounts have been reclassified to conform to current period presentation. No such reclassifications were significant.

Adoption of New Accounting Guidance

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

SEC Filing Requirements On March 12, 2020, the SEC finalized amendments to the definitions of its “accelerated filer” and “large accelerated filer” definitions. The amendments increase the threshold criteria for meeting these filer classifications and are effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer’s first annual report filed with the SEC subsequent to the effective date. Prior to these changes, the Company was required to comply with section 404(b) of the Sarbanes Oxley Act concerning auditor attestation over internal control over financial reporting as an “accelerated filer” as it had more than $75 million in public float but less than $700 million at the end of the Company’s most recent second quarter. The rule change expands the definition of “smaller reporting companies” to include entities with public float of less than $700 million and less than $100 million in annual revenues. The Company expects to meet this expanded category of smaller reporting company and will no longer be considered an accelerated filer.  If the Company’s annual revenues exceed $100 million, its category will change back to “accelerated filer”. The classifications of “accelerated filer” and “large accelerated filer” require a public company to obtain an auditor attestation concerning the effectiveness of internal control over financial reporting (ICFR) and include the opinion on ICFR in its annual report on Form 10-K.  Smaller reporting companies also have additional time to file quarterly and annual financial statements.  All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of internal control over financial reporting, but the external auditor attestation of internal control over financial reporting is not required for smaller reporting companies.  As the Bank’s total assets exceed $500 million, it remains subject to FDICIA’s internal reporting requirements, but does not require an auditor attestation concerning internal controls over financial reporting. As such, professional and consulting expenditures should decline by an immaterial amount.

Note 2.  Securities

The amortized cost and fair values of securities available for sale as of June 30, 2020 and December 31, 2019 were as follows (dollars in thousands):

June 30, 2020	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$9,003	$40	$(6)	$9,037
Mortgage-backed securities/CMOs	57,842	762	(202)	58,402
Municipal bonds	34,707	773	(147)	35,333
Total Securities Available for Sale	$101,552	$1,575	$(355)	$102,772

December 31, 2019	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$15,000	$-	$(48)	$14,952
Corporate bonds	7,469	-	-	7,469
Mortgage-backed securities/CMOs	71,970	76	(314)	71,732
Municipal bonds	19,656	282	(50)	19,888
Total Securities Available for Sale	$114,095	$358	$(412)	$114,041

As of June 30, 2020, there were $42.2 million, or 29 issues of individual securities, held in an unrealized loss position.  These securities have an unrealized loss of $355 thousand and consisted of 12 mortgage-backed/CMOs, 15 municipal bonds, and 2 agency bonds.

The following table summarizes all securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, at June 30, 2020, and December 31, 2019 (dollars in thousands):

June 30, 2020
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$2,994	$(6)	$—	$—	$2,994	$(6)
Mortgage-backed/CMOs	25,205	(202)	—	—	25,205	(202)
Municipal bonds	13,958	(147)	—	—	13,958	(147)
	$42,157	$(355)	$—	$—	$42,157	$(355)

December 31, 2019
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$9,957	$(43)	$1,995	$(5)	$11,952	$(48)
Mortgage-backed/CMOs	39,061	(228)	7,716	(86)	46,777	(314)
Municipal bonds	5,922	(50)	—	—	5,922	(50)
	$54,940	$(321)	$9,711	$(91)	$64,651	$(412)

The Company’s securities portfolio is primarily made up of fixed rate bonds, the prices of which move inversely with interest rates.  Any unrealized losses are considered by management to be driven by increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  At the end of any accounting period, the portfolio may have both unrealized gains and losses.  Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality.  Accordingly, as of June 30, 2020, management believes the impairments detailed in the table above are temporary, and no impairment loss has been realized in the Company’s consolidated income statement.

An “other-than-temporary impairment” (“OTTI”) is considered to exist if either of the following conditions are met: it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or the Company does not expect to recover the security’s entire amortized cost basis (even if the Company does not intend to sell).  In the event that a security would suffer impairment for a reason that was “other than temporary,” the Company would be expected to write down the security’s value to its new fair value, and the amount of the write down would be included in earnings as a realized loss.  As of June 30, 2020, management has concluded that none of its investment securities have an OTTI based upon the information available.  Additionally, management has the ability to hold any security with an unrealized loss until maturity or until such time as the value of the security has recovered from its unrealized loss position.

Securities having carrying values of $4.0 million at June 30, 2020 were pledged as collateral to secure public deposits and facilitate borrowing from the Federal Reserve Bank of Richmond (“FRB”).  At December 31, 2019, securities having carrying values of $5.0 million were similarly pledged.

For the six months ended June 30, 2020, proceeds from the sales of securities amounted to $46.1 million, with gross realized gains of $655 thousand and gross realized losses of $12 thousand, for a net realized gain of $643 thousand. For the six months ended June 30, 2019, proceeds from the sales of securities amounted to $10.4 million, with gross realized gains of $93 thousand and gross realized losses of $29 thousand, for a net realized gain of $64 thousand.

Restricted securities are securities with limited marketability and consist of stock in the FRB, the Federal Home Loan Bank of Atlanta (“FHLB”), and CBB Financial Corporation (“CBBFC”), the holding company for Community Bankers Bank.  These restricted securities, totaling $1.7 million as of both June 30, 2020 and December 31, 2019 are carried at cost.

Note 3.  Loans

The composition of the loan portfolio by loan classification at June 30, 2020 and December 31, 2019 appears below (dollars in thousands).

	June 30,	December 31,
	2020	2019
Commercial
Commercial and industrial - organic	$37,459	$38,843
Commercial and industrial - Paycheck Protection Program	84,244	—
Commercial and industrial - government guaranteed	33,959	35,347
Commercial and industrial - syndicated	6,374	6,398
Total commercial and industrial	162,036	80,588
Real estate construction and land
Residential construction	3,208	2,197
Commercial construction	16,010	6,880
Land and land development	7,282	8,063
Total construction and land	26,500	17,140
Real estate mortgages
1-4 family residential, first lien, investment	55,180	44,099
1-4 family residential, first lien, owner occupied	16,766	20,671
1-4 family residential, junior lien	2,254	2,520
1-4 family residential - purchased	27,050	33,428
Home equity lines of credit, first lien	9,862	10,268
Home equity lines of credit, junior lien	9,990	9,671
Farm	7,949	8,808
Multifamily	32,330	27,093
Commercial owner occupied	97,267	96,117
Commercial non-owner occupied	121,823	118,561
Total real estate mortgage	380,471	371,236
Consumer
Consumer revolving credit	18,435	20,081
Consumer all other credit	4,209	5,741
Student loans purchased	40,743	44,747
Total consumer	63,387	70,569
Total loans	632,394	539,533
Less: Allowance for loan losses	(4,917)	(4,209)
Net loans	$627,477	$535,324

During the second quarter of 2020, the Bank originated $86.9 million of Small Business Administration (SBA) Paycheck Protection Program (PPP) loans, which were designed to provide economic relief to small businesses adversely impacted by COVID-19.

The balances in the table above include unamortized premiums and net deferred loan costs (fees). As of June 30, 2020 and December 31, 2019, unamortized premiums on loans purchased were $2.2 million and $2.5 million, respectively.  Net deferred loan costs (fees) totaled $(2.5) million and $100 thousand as of June 30, 2020 and December 31, 2019.  The deferred fees increased $2.6 million due to the fees collected from the SBA for the PPP loans which are being amortized over the contractual life of the underlying loans, most of which are over a 24-month period.

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

Following is a breakdown by class of the loans classified as impaired loans as of June 30, 2020 and December 31, 2019.  These loans are reported at their recorded investment, which is the carrying amount of the loan as reflected on the Company’s balance sheet, net of charge-offs and other amounts applied to reduce the net book balance.  Average recorded investment in impaired loans is computed using an average of month-end balances for these loans for either the six months ended June 30, 2020 or the twelve months ended December 31, 2019.  Interest income recognized is for the six months ended June 30, 2020 or the twelve months ended December 31, 2019.  (Dollars below reported in thousands.)

June 30, 2020	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
Land and land development	$11	$57	$-	$185	$-
1-4 family residential mortgages, junior lien	113	113	-	115	3
Commercial non-owner occupied real estate	854	854	-	865	23
Total impaired loans without a valuation allowance	978	1,024	-	1,165	26

Impaired loans with a valuation allowance
Student loans purchased	1,090	1,090	7	1,110	37
Total impaired loans with a valuation allowance	1,090	1,090	7	1,110	37
Total impaired loans	$2,068	$2,114	$7	$2,275	$63

December 31, 2019	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
Land and land development	$279	$324	$-	$67	$13
1-4 family residential mortgages, first lien, owner occupied	-	-	-	20	2
1-4 family residential mortgages, junior lien	117	117	-	122	6
Commercial and industrial - organic	20	20	-	3	1
Commercial non-owner occupied real estate	879	879	-	900	48
Total impaired loans without a valuation allowance	1,295	1,340	-	1,112	70

Impaired loans with a valuation allowance
Student loans purchased	1,184	1,184	21	1,549	86
Total impaired loans with a valuation allowance	1,184	1,184	21	1,549	86
Total impaired loans	$2,479	$2,524	$21	$2,661	$156

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

	June 30, 2020	December 31, 2019
Land and land development	$11	$279
Commercial and industrial - organic	-	20
Total non-accrual loans	$11	$299

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

In accordance with regulatory guidance, the Bank has approved for certain customers who have been adversely affected by COVID-19 to defer principal-only, or principal and interest, payments for a 90- to 180-day period.  Such short-term modifications, which were made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs.  While interest will continue to accrue to income, in accordance with GAAP, if the Bank ultimately incurs a credit loss on these deferred payments, interest income would need to be reversed and therefore, interest income in future periods could be negatively impacted.   A total of $56.8 million in loan deferments have been approved in total since the beginning of the pandemic, and as of June 30, 2020, $17.0 million, or 29.9%, of the total loan deferments approved have returned to normal payment schedules and are now current.

Based on regulatory guidance on Student Lending, the Company has classified 72 of its student loans purchased as TDRs for a total of $1.1 million as of June 30, 2020.  These borrowers that should have been in repayment have requested and been granted payment extensions or reductions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered restructurings.  Student loan borrowers are allowed in-school deferments, plus an automatic six-month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance.  Initially, all student loans were fully insured by a surety bond, and the Company did not expect to experience a loss on these loans.  Based on the loss of insurance after July 27, 2018 due to the insolvency of the insurer, management has evaluated these loans individually for impairment and included any probable loss in the allowance for loan losses; interest continues to accrue on these TDRs during any deferment and forbearance periods.

The following provides a summary, by class, of TDRs that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and TDRs that have been placed in non-accrual status, which are considered to be nonperforming (dollars in thousands).

Troubled debt restructurings (TDRs)	June 30, 2020		December 31, 2019
	No. of	Recorded	No. of	Recorded
	Loans	Investment	Loans	Investment
Performing TDRs
1-4 family residential mortgages, junior lien	1	$113	1	$117
Commercial non-owner occupied real estate	1	854	1	879
Student loans purchased	72	1,090	67	1,184
Total performing TDRs	74	$2,057	69	$2,180

Nonperforming TDRs
Land and land development	1	$11	1	$13
Total nonperforming TDRs	1	$11	1	$13
Total TDRs	75	$2,068	70	$2,193

A summary of loans shown above that were modified under the terms of a TDR during the three and six months ended June 30, 2020 and 2019 is shown below by class (dollars in thousands).  The Post-Modification Recorded Balance reflects the period end balances, inclusive of any interest capitalized to principal, partial principal paydowns, and principal charge-offs since the modification date.  Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

	For three months ended			For three months ended
	June 30, 2020			June 30, 2019
	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance
Student loans purchased	6	$49	$49	10	$78	$78
Total loans modified during the period	6	$49	$49	10	$78	$78

	For the six months ended			For the six months ended
	June 30, 2020			June 30, 2019
	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance
Student loans purchased	11	$109	$109	12	$133	$133
Total loans modified during the period	11	$109	$109	12	$133	$133

During the six months ended June 30, 2020, there were two loans modified as TDRs that subsequently defaulted which had been modified as TDRs during the twelve months prior to default.  These student loans had a balance of $7 thousand prior to being charged off. There were three loans modified as a TDR that subsequently defaulted during the year ended December 31, 2019 which had been modified as a TDR during the twelve months prior to default.  These student loan had balances totaling $23 thousand prior to being charged off.

There were no loans secured by 1-4 family residential property that were in the process of foreclosure at either June 30, 2020 or December 31, 2019.

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

Loan Classes by Segments

Commercial loan segment:
Commercial and industrial - organic
Commercial and industrial - Paycheck Protection Program (“PPP”)
Commercial and industrial - government guaranteed [1]
Commercial and industrial - syndicated

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

1 Commercial and industrial – government guaranteed class excludes Paycheck Protection Program loans

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

•	Commercial and industrial PPP loans – These loans require no reserve as these are 100% guaranteed by the SBA.
•

Commercial and industrial government guaranteed loans - These purchased loans require no reserve as these are 100% guaranteed by either the Small Business Administration (“SBA”) or the United States Department of Agriculture (“USDA”).

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

The following represents the loan portfolio designated by the internal risk ratings assigned to each credit as of June 30, 2020 and December 31, 2019 (dollars in thousands). There were no loans rated “Doubtful” as of either period.

June 30, 2020	Excellent	Good	Pass	Watch	Special Mention	Sub- standard	TOTAL
Commercial
Commercial and industrial - organic	$5,980	$16,733	$14,182	$224	$—	$340	$37,459
Commercial and industrial - Paycheck Protection Program	84,244	-	-	-	-	-	84,244
Commercial and industrial - government guaranteed	33,959	-	-	-	-	-	33,959
Commercial and industrial - syndicated	-	-	6,374	-	-	-	6,374
Real estate construction
Residential construction	-	-	3,208	-	-	-	3,208
Commercial construction	-	-	16,010	-	-	-	16,010
Land and land development	-	-	7,059	200	-	23	7,282
Real estate mortgages
1-4 family residential, first lien investment	-	-	52,114	2,702	-	364	55,180
1-4 family residential, first lien, owner occupied	-	-	14,979	1,022	-	765	16,766
1-4 family residential, junior lien	-	-	1,805	31	15	403	2,254
1-4 family residential, first lien - purchased	-	-	27,050	-	-	-	27,050
Home equity lines of credit, first lien	-	-	9,862	-	-	-	9,862
Home equity lines of credit, junior lien	-	-	9,824	84	-	82	9,990
Farm	-	-	6,366	307	-	1,276	7,949
Multifamily	-	-	31,934	396	-	-	32,330
Commercial owner occupied	-	-	86,895	5,533	-	4,839	97,267
Commercial non-owner occupied	-	-	119,431	1,510	-	882	121,823
Consumer
Consumer revolving credit	839	17,433	160	-	-	3	18,435
Consumer all other credit	400	3,340	468	-	-	1	4,209
Student loans purchased	-	-	39,374	1,213	64	92	40,743
Total Loans	$125,422	$37,506	$447,095	$13,222	$79	$9,070	$632,394

December 31, 2019	Excellent	Good	Pass	Watch	Special Mention	Sub- standard	TOTAL
Commercial
Commercial and industrial - organic	$6,463	$16,453	$14,257	$1,493	$37	$140	$38,843
Commercial and industrial - government guaranteed	35,347	-	-	-	-	-	35,347
Commercial and industrial - syndicated	-	-	6,398	-	-	-	6,398
Real estate construction
Residential construction	-	-	2,197	-	-	-	2,197
Commercial construction	-	-	6,880	-	-	-	6,880
Land and land development	-	-	7,563	207	-	293	8,063
Real estate mortgages
1-4 family residential, first lien, investment	-	-	39,641	4,076	-	382	44,099
1-4 family residential, first lien, owner occupied	-	-	19,578	1,040	-	53	20,671
1-4 family residential, junior lien	-	-	2,029	33	17	441	2,520
1-4 family residential, first lien - purchased	-	-	33,428	-	-	-	33,428
Home equity lines of credit, first lien	-	-	9,591	677	-	-	10,268
Home equity lines of credit, junior lien	-	-	9,357	232	-	82	9,671
Farm	-	-	6,149	318	-	2,341	8,808
Multifamily	-	-	26,690	403	-	-	27,093
Commercial owner occupied	-	-	86,884	5,928	1,677	1,628	96,117
Commercial non-owner occupied	-	-	116,092	1,558	-	911	118,561
Consumer					-
Consumer revolving credit	279	19,176	606	20	-	-	20,081
Consumer all other credit	199	5,035	507	-	-	-	5,741
Student loans purchased	-	-	42,598	1,729	211	209	44,747
Total Loans	$42,288	$40,664	$430,445	$17,714	$1,942	$6,480	$539,533

In addition, the adequacy of the Company’s allowance for loan losses is evaluated through reference to eight qualitative factors, listed below and ranked in order of importance:

1)	Changes in national and local economic conditions, including the condition of various market segments, which deteriorated in the first six months of 2020,
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

Impaired loans are individually evaluated and, if deemed appropriate, a specific allocation is made for these loans. In reviewing the loans classified as impaired loans totaling $2.1 million at June 30, 2020, specific valuation allowance was recognized after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the borrower.  The $7 thousand in the allowance total shown below as individually evaluated for impairment was attributed to the impaired student loans that required an allowance as of June 30, 2020 due to the loss of the insurance on this portfolio as discussed previously.

A summary of the transactions in the Allowance for Loan Losses by loan portfolio segment for the six months ended June 30, 2020 and the year ended December 31, 2019 appears below (dollars in thousands):

Allowance for Loan Losses Rollforward by Portfolio Segment

As of and for the period ended June 30, 2020
	Commercial Loans	Real Estate Construction and Land	Real Estate Mortgages	Consumer Loans	Total
Allowance for Loan Losses:
Balance as of beginning of year	$302	$109	$2,684	$1,114	$4,209
Charge-offs	-	-	-	(581)	(581)
Recoveries	19	-	-	127	146
Provision for (recovery of) loan losses	(59)	96	691	415	1,143
Ending Balance	$262	$205	$3,375	$1,075	$4,917

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$7	$7
Collectively evaluated for impairment	262	205	3,375	1,068	4,910
Loans:
Individually evaluated for impairment	$-	$11	$967	$1,090	$2,068
Collectively evaluated for impairment	162,036	26,489	379,504	62,297	630,326
Ending Balance	$162,036	$26,500	$380,471	$63,387	$632,394

As of and for the period ended December 31, 2019
	Commercial Loans	Real Estate Construction and Land	Real Estate Mortgages	Consumer Loans	Total
Allowance for Loan Losses:
Balance as of beginning of year	$811	$119	$2,611	$1,350	$4,891
Charge-offs	(482)	-	-	(1,777)	(2,259)
Recoveries	51	1	14	136	202
Provision for (recovery of) loan losses	(78)	(11)	59	1,405	1,375
Ending Balance	$302	$109	$2,684	$1,114	$4,209

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$21	$21
Collectively evaluated for impairment	302	109	2,684	1,093	4,188
Loans:
Individually evaluated for impairment	$20	$279	$996	$1,184	$2,479
Collectively evaluated for impairment	80,568	16,861	370,240	69,385	537,054
Ending Balance	$80,588	$17,140	$371,236	$70,569	$539,533

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

The following tables show the aging of past due loans as of June 30, 2020 and December 31, 2019. (Dollars below reported in thousands.)

Past Due Aging as of June 30, 2020	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing
Commercial loans
Commercial and industrial - organic	$45	$421	$-	$466	$36,993	$37,459	$-
Commercial and industrial - Paycheck Protection Program	-	-	-	-	84,244	84,244	-
Commercial and industrial - government guaranteed	-	-	548	548	33,411	33,959	548
Commercial and industrial - syndicated	-	-	-	-	6,374	6,374	-
Real estate construction and land
Residential construction	-	-	-	-	3,208	3,208	-
Commercial construction	-	-	-	-	16,010	16,010	-
Land and land development	-	12	-	12	7,270	7,282	-
Real estate mortgages
1-4 family residential, first lien, investment	-	681	-	681	54,499	55,180	-
1-4 family residential, first lien, owner occupied	-	-	-	-	16,766	16,766	-
1-4 family residential, junior lien	-	-	-	-	2,254	2,254	-
1-4 family residential - purchased	-	384	437	821	26,229	27,050	437
Home equity lines of credit, first lien	-	-	-	-	9,862	9,862	-
Home equity lines of credit, junior lien	-	-	-	-	9,990	9,990	-
Farm	-	-	-	-	7,949	7,949	-
Multifamily	-	-	-	-	32,330	32,330	-
Commercial owner occupied	-	-	-	-	97,267	97,267	-
Commercial non-owner occupied	-	-	-	-	121,823	121,823	-
Consumer loans
Consumer revolving credit	-	20	-	20	18,415	18,435	-
Consumer all other credit	-	-	-	-	4,209	4,209	-
Student loans purchased	123	64	92	279	40,464	40,743	92
Total Loans	$168	$1,582	$1,077	$2,827	$629,567	$632,394	$1,077

Past Due Aging as of December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing
Commercial loans
Commercial and industrial - organic	$604	$20	$-	$624	$38,219	$38,843	$-
Commercial and industrial - government guaranteed	-	-	548	548	34,799	35,347	548
Commercial and industrial - syndicated	-	-	-	-	6,398	6,398	-
Real estate construction and land
Residential construction	-	-	-	-	2,197	2,197	-
Commercial construction	-	-	-	-	6,880	6,880	-
Land and land development	1	-	280	281	7,782	8,063	14
Real estate mortgages
1-4 family residential, first lien, investment	188	-	-	188	43,911	44,099	-
1-4 family residential, first lien, owner occupied	-	123	-	123	20,548	20,671	-
1-4 family residential, junior lien	-	-	-	-	2,520	2,520	-
1-4 family residential - purchased	501	158	-	659	32,769	33,428	-
Home equity lines of credit, first lien	-	-	-	-	10,268	10,268	-
Home equity lines of credit, junior lien	-	-	-	-	9,671	9,671	-
Farm	-	-	-	-	8,808	8,808	-
Multifamily	-	-	-	-	27,093	27,093	-
Commercial owner occupied	-	-	-	-	96,117	96,117	-
Commercial non-owner occupied	0	-	-	0	118,561	118,561	-
Consumer loans
Consumer revolving credit	20	-	-	20	20,061	20,081	-
Consumer all other credit	43	0	-	43	5,698	5,741	-
Student loans purchased	697	218	209	1,124	43,623	44,747	209
Total Loans	$2,054	$519	$1,037	$3,610	$535,923	$539,533	$771

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

For the following table, share and per share data have been adjusted to reflect the 5% Stock Dividend. The table shows the weighted average number of shares used in computing net income per common share and the effect on the weighted average number of shares of diluted potential common stock for the three and six months ended June 30, 2020 and 2019. Potential dilutive common stock equivalents have no effect on net income available to common shareholders. Unvested restricted stock as noted in the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 is included in the calculation of basic and diluted net income per share.  (Dollars below reported in thousands except per share data.)

Three Months Ended	June 30, 2020			June 30, 2019
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic net income per share	$2,088	2,710,019	$0.77	$2,115	2,688,005	$0.79
Effect of dilutive stock options	-	998	-	-	960	-
Diluted net income per share	$2,088	$2,711,017	$0.77	$2,115	$2,688,965	$0.79

Six Months Ended	June 30, 2020			June 30, 2019
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic net income per share	$3,492	2,701,411	$1.29	$3,361	2,683,122	$1.25
Effect of dilutive stock options	-	900	-	-	4,269	-
Diluted net income per share	$3,492	$2,702,311	$1.29	$3,361	$2,687,391	$1.25

For the six months ended June 30, 2020, there were 104,301 option shares considered anti-dilutive and excluded from this calculation. For the six months ended June 30, 2019, there were 66,308 option shares, as adjusted, considered anti-dilutive and excluded from this calculation.

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

A summary of the shares issued and available under each of the Plans is shown below as of June 30, 2020.  Share data and exercise price range per share have been adjusted to reflect the 5% Stock Dividend and prior stock dividends.  Although the 2005 Plan has expired and no new grants will be issued under this plan, there were options issued before the plan expired that are still outstanding as shown below.

	2005 Plan	2014 Plan
Aggregate shares issuable	253,575	275,625
Options issued, net of forfeited and expired options	(59,870)	(122,047)
Unrestricted stock issued	-	(11,535)
Restricted stock grants issued	-	(26,268)
Cancelled due to Plan expiration	(193,705)	-
Remaining available for grant	-	115,775

Grants issued and outstanding:
Total vested and unvested shares	1,379	105,404
Fully vested shares	1,379	13,722
Exercise price range	$13.69 to $13.69	$26.00 to $42.62

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

Stock Options

Changes in the stock options outstanding related to the Plans are summarized below.  (Dollars in thousands except per share data):

	June 30, 2020
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2020	80,783	$40.76
Issued	26,000	26.00
Exercised	—	—
Expired	—	—
Outstanding at June 30, 2020	106,783	$37.17	$16

Options exercisable at June 30, 2020	28,356	$40.53	$16

For the six months ended June 30, 2020 and 2019, the Company recognized $58 thousand and $47 thousand, respectively, in compensation expense for stock options.  As of June 30, 2020, there was $377 thousand in unrecognized compensation expense remaining to be recognized in future reporting periods through 2025. The fair value of any stock option grant is estimated at the grant date using the Black-Scholes pricing model. 26,000 stock option grants were issued during the six months ended June 30, 2020, and 420 stock option grants were issued during the six months ended June 30, 2019.  No stock option grants were issued during the three months ended June 30, 2020 and 420 stock option grants were issued during the three months ended June 30, 2019.  The fair value of each option granted in 2020 was estimated based on the assumptions noted in the following table:

For the six months ended
June 30, 2020
Expected volatility[1]	24.33%
Expected dividends[2]	4.75%
Expected term (in years)[3]	6.50
Risk-free rate[4]	0.72%

1	Based on the monthly historical volatility of the Company’s stock price over the expected life of the options.
2	Calculated as the ratio of historical dividends paid per share of common stock to the stock price on the date of grant.
3	Based on the average of the contractual life and vesting period for the respective option.
4	Based upon an interpolated US Treasury yield curve interest rate that corresponds to the contractual life of the option, in effect at the time of the grant.

Summary information pertaining to options outstanding at June 30, 2020 is shown below. Share and per share data have been adjusted to reflect the 5% Stock Dividend and prior stock dividends.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$10.65 to $20.00	1,379	2.6 Years	$13.69	1,379	$13.69
$20.01 to $30.00	27,103	9.6 Years	26.06	551	27.39
$30.01 to $40.00	20,820	8.7 Years	38.14	3,444	39.44
$40.01 to $42.62	57,481	7.9 Years	42.62	22,982	42.62
Total	106,783	8.4 Years	$37.17	28,356	$40.53

Stock Grants

Unrestricted stock grants - No unrestricted stock grants were issued in the first six months of 2020.  On February 20, 2019, a total of 11,535 shares of unrestricted stock, as adjusted for the 5% Stock Dividend, were granted to non-employee directors and certain members of executive management for services to be provided during the year ended December 31, 2019. Based on the market price on February 20, 2019 of $38.65, the total expense for these shares of $424 thousand was expensed in 2019 as those services were provided.  As of June 30, 2019, $212 thousand of this total had been realized in stock grant expense.

Restricted stock grants – In September 2019, 4,000 restricted shares were granted to certain members of executive management, vesting over a four-year period.  In March 2020, 10,368 restricted shares were granted to non-employee directors, vesting over a four-year period.  In April 2020, 1,900 shares were issued to lenders in accordance with an internal lender incentive plan, vesting over a five-year period, and in May 2020, 10,000 restricted shares were granted to certain members of executive management, vesting over a four-year period.  For the three and six months ended June 30, 2020, $39 thousand and $54 thousand, respectively, was expensed as a result of restricted stock grants.  As of June 30, 2020, there was $643 thousand in unrecognized compensation expense for restricted stock grants remaining to be recognized in future reporting periods through 2025.  For the three and six months ended June 30, 2019, there was no expense incurred, and as of June 30, 2019, there was no unrecognized compensation expense, for restricted stock grants, as no restricted stock had been granted during or at such time.

Changes in the restricted stock grants outstanding during the six months ended June 30, 2020 are summarized below. (Dollars in thousands except per share data):

	June 30, 2020
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested as of January 1, 2020	4,000	$36.00	$101
Issued	22,268	25.34	562
Vested	—	—
Nonvested at June 30, 2020	26,268	$28.78	$663

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

The following tables present the balances measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (dollars in thousands):

		Fair Value Measurements at June 30, 2020 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$9,037	$-	$9,037	$-
Mortgage-backed securities/CMOs	58,402	-	58,402	-
Municipal bonds	35,333	-	35,333	-
Total securities available for sale	$102,772	$-	$102,772	$-

		Fair Value Measurements at December 31, 2019 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$14,952	$-	$14,952	$-
Corporate bonds	7,469	-	7,469	-
Mortgage-backed securities/CMOs	71,732	-	71,732	-
Municipal bonds	19,888	-	19,888	-
Total securities available for sale	$114,041	$-	$114,041	$-

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

Other Real Estate Owned

Other real estate owned (“OREO”) is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the Allowance for Loan Losses.  Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the Consolidated Statements of Income. As of June 30, 2020 and December 31, 2019, the Company had no OREO property.

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

Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. The Company had impaired loans of $2.1 million as of June 30, 2020 and $2.5 million as of December 31, 2019. All impaired loans were measured based on expected future cash flows discounted at the loan’s effective interest rate, or fair value of collateral, as noted above.

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

The carrying values and estimated fair values of the Company's financial instruments as of June 30, 2020 and December 31, 2019 are as follows (dollars in thousands):

		Fair Value Measurements at June 30, 2020 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$34,887	$34,887	$-	$-	$34,887
Available for sale securities	102,772	-	102,772	-	102,772
Loans, net	624,477	-	-	615,070	615,070
Bank owned life insurance	16,628	-	16,628	-	16,628
Accrued interest receivable	2,548	-	336	2,212	2,548

Liabilities
Demand deposits and
interest-bearing transaction, money market, and savings accounts	$617,602	$-	$617,602	$-	$617,602
Certificates of deposit and other time deposits	96,599	-	97,646	-	97,646
Accrued interest payable	208	-	208	-	208

		Fair Value Measurements at December 31, 2019 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$19,085	$19,085	$-	$-	$19,085
Available for sale securities	114,041	-	114,041	-	114,041
Loans, net	535,324	-	-	523,507	523,507
Bank owned life insurance	16,412	-	16,412	-	16,412
Accrued interest receivable	2,240	-	385	1,855	2,240

Liabilities
Demand deposits and
interest-bearing transaction and money market accounts	$511,933	$-	$511,933	$-	$511,933
Certificates of deposit and other time deposits	109,278	-	109,848	-	109,848
Accrued interest payable	295	-	295	-	295

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

Note 8.  Other Comprehensive Income

A component of the Company’s other comprehensive income, in addition to net income from operations, is the recognition of the unrealized gains and losses on available for sale securities, net of income taxes.  Reclassifications of realized gains and losses on available for sale securities are reported in the income statement as “Gains on sales of securities” with the corresponding income tax effect reflected as a component of income tax expense.  Amounts reclassified out of accumulated other comprehensive income are presented below for the three and six months ended June 30, 2020 and 2019 (dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Available for sale securities
Realized gains on sales of securities	$590	$64	$643	$64
Tax effect	(124)	(13)	(135)	(13)
Realized gains, net of tax	$466	$51	$508	$51

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

A management fee for administrative and technology support services provided by the Bank is allocated to the other three lines of business previously combined under VNB Wealth.  For both the three months ended June 30, 2020 and 2019, management fees totaling $25 thousand were charged by the Bank and eliminated in consolidated totals.  For both the six months ended June 30, 2020 and 2019, management fees totaling $50 thousand were charged by the Bank and eliminated in consolidated totals.

Segment information for the three and six months ended June 30, 2020 and 2019 is shown in the following tables (dollars in thousands). Note that asset information is not reported below, as the assets previously allocated to VNB Wealth are reported at the Bank level subsequent to the merger of VNBTrust, National Association, into the Bank effective July 1, 2018; also, assets specifically allocated to the VNB Wealth lines of business are insignificant and are no longer provided to the chief operating decision maker.

Three months ended June 30, 2020	Bank	Sturman Wealth Advisors	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$5,755	$-	$-	$-	$5,755
Provision for loan losses	378	-	-	-	378
Noninterest income	1,211	162	175	78	1,626
Noninterest expense	3,811	154	234	205	4,404
Income (loss) before income taxes	2,777	8	(59)	(127)	2,599
Provision for income taxes	547	2	(12)	(26)	511
Net income (loss)	$2,230	$6	$(47)	$(101)	$2,088

Six months ended June 30, 2020	Bank	Sturman Wealth Advisors	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$11,130	$-	$-	$-	$11,130
Provision for loan losses	1,143	-	-	-	1,143
Noninterest income	2,346	340	433	176	3,295
Noninterest expense	7,774	328	472	373	8,947
Income (loss) before income taxes	4,559	12	(39)	(197)	4,335
Provision for income taxes	889	3	(8)	(41)	843
Net income (loss)	$3,670	$9	$(31)	$(156)	$3,492

Three months ended June 30, 2019	Bank	Sturman Wealth Advisors	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$5,461	$-	$-	$-	$5,461
Provision for (recovery of) loan losses	(64)	-	-	-	(64)
Noninterest income	1,137	156	348	59	1,700
Noninterest expense	4,073	147	303	162	4,685
Income (loss) before income taxes	2,589	9	45	(103)	2,540
Provision for income taxes	435	2	10	(22)	425
Net income (loss)	$2,154	$7	$35	$(81)	$2,115

Six months ended June 30, 2019	Bank	Sturman Wealth Advisors	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$11,029	$-	$-	$-	$11,029
Provision for loan losses	620	-	-	-	620
Noninterest income	1,710	292	694	63	2,759
Noninterest expense	7,872	283	610	331	9,096
Income (loss) before income taxes	4,247	9	84	(268)	4,072
Provision for income taxes	747	2	18	(56)	711
Net income (loss)	$3,500	$7	$66	$(212)	$3,361

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

The following tables present information about the Company’s leases (dollars in thousands):

June 30, 2020
Lease liability	$3,966
Right-of-use asset	$3,923
Weighted average remaining lease term	5.55 years
Weighted average discount rate	2.56%

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Expense	2020	2019	2020	2019
Operating lease expense	$204	$204	$408	$408
Short-term lease expense	29	37	57	73
Total lease expense	$233	$241	$465	$481
Cash paid for amounts included in lease liabilities	$199	$197	$398	$393

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Undiscounted Cash Flow	June 30, 2020
Six months ending December 31, 2020	$426
Twelve months ending December 31, 2021	877
Twelve months ending December 31, 2022	839
Twelve months ending December 31, 2023	753
Twelve months ending December 31, 2024	544
Twelve months ending December 31, 2025	469
Thereafter	372
Total undiscounted cash flows	$4,280
Less: Discount	(314)
Lease liability	$3,966

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Virginia National Bankshares Corporation’s consolidated financial statements, and notes thereto, included in the Company’s Form 10-K for the year ended December 31, 2019. Per share data for June 30, 2019 has been adjusted to reflect the 5% stock dividend effective July 5, 2019 (the “5% Stock Dividend”).  Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020 or any future period.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT COULD AFFECT FUTURE RESULTS

Certain statements contained or incorporated by reference in this quarterly report on Form 10-Q, including but not limited to, statements concerning future results of operations or financial position, borrowing capacity and future liquidity, future investment results, future credit exposure, future loan losses and plans and objectives for future operations, change in laws and regulations applicable to the Company and its subsidiaries, adequacy of funding sources, actuarial expected benefit payment, valuation of foreclosed assets, regulatory requirements, economic environment and other statements contained herein regarding matters that are not historical facts, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are often characterized by use of qualified words such as “expect,” “believe,” “estimate,” “project,” “anticipate,” “intend,” “will,” “should,” or words of similar meaning or other statements concerning the opinions or judgement of the Company and its management about future events. While Company management believes such statements to be reasonable, future events and predictions are subject to circumstances that are not within the control of the Company and its management.  Actual results may differ materially from those included in the forward-looking statements due to a number of factors, including, without limitation, the effects of and changes in: general economic and market conditions, including the effects of declines in real estate values, an increase in unemployment levels and general economic contraction as a result of COVID-19 or other pandemics; fluctuations in interest rates, deposits, loan demand, and asset quality; assumptions that underlie the Company’s allowance for loan losses; the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts or public health events (e.g., COVID-19 or other pandemics), and of governmental and societal responses thereto; the performance of vendors or other parties with which the Company does business; competition; technology; laws, regulations and guidance; accounting principles or guidelines; performance of assets under management; and other factors impacting financial services businesses.  Many of these factors and additional risks and uncertainties are described in the Company’s Form 10-K for the year ended December 31, 2019 (the Company’s 2019 Form 10-K) and other reports filed from time to time by the Company with the Securities and Exchange Commission. These statements speak only as of the date made, and the Company does not undertake to update any forward-looking statements to reflect changes or events that may occur after this release.

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

Financial Condition and Results of Operations

The Company’s consolidated financial statements include estimates and assumptions made by management which affect the reported amounts of assets and liabilities, including the level of the allowance for loan losses (ALLL) that is established. While the Company has not yet experienced any charge-offs directly related to COVID-19, the ALLL calculation and resulting provision for loan losses are impacted by changes in economic conditions.  As of March 31, 2020 and June 30, 2020, the Company downgraded the economic qualitative factors within its ALLL model in light of the effects of COVID-19 on the economy.  If economic conditions continue to worsen, the Company could experience further increases in the required ALLL and record additional provision for loan loss expense.  It is possible that asset quality metrics could decline in the future if the effects of COVID-19 are sustained.

While most industries have been adversely impacted by COVID-19, the Company has exposures on its balance sheet as of June 30, 2020 in the following categories of loans that are considered to have higher risk of significant impact:

•	Retail trade - $18.1 million, or 3.3% of loans
•	Hotels and motels - $14.3 million, or 2.6% of loans
•	Wholesale trade - $11.1 million, or 2.0% of loans
•	Arts, entertainment and recreation - $6.6 million, or 1.2% of loans

•	Caterers - $6.3 million, or 1.2% of loans, and
•	Full-service restaurants - $6.0 million, or 1.1% of loans

Note that the loan balances and percentages above do not include Small Business Administration (SBA) Paycheck Protection Program (PPP) loans made to entities within such categories.

Interest income could be reduced due to the economic impact of COVID-19.  In accordance with guidance from regulators, we are working with borrowers who have been adversely affected by COVID-19 to defer principal only, or principal and interest payments for a 90- to 180-day period.  While interest will continue to accrue to income, in accordance with accounting principles generally accepted in the United States (“GAAP”), if the Company ultimately incurs a credit loss on these deferred payments, interest income would need to be reversed and therefore, interest income in future periods could be negatively affected.  Since the beginning of the pandemic, the Company has accommodated 169 deferrals on outstanding loan balances of $56.8 million (of which 131 deferrals on outstanding loan balances of $1.8 million were related to student loans).  In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings.

Within the second quarter of 2020, the Company devoted significant resources to accept PPP applications, a program designed to provide a direct incentive for small businesses to keep employees on their payroll.  In total, the Company has closed 574 loans representing $86.9 million in funding, with average origination fees of 3.4%, assisting many nonprofits and local businesses through this program.  Loans funded through the PPP are fully guaranteed by the U.S. government.  The Company performed the required due diligence pursuant to the established SBA criteria; nonetheless if a determination was made that certain loans did not meet the criteria established for the program, the Company may be required to establish additional ALLL through provision for loan loss expense which will negatively impact net income.

Throughout the onset of this pandemic, the Company has maintained its high standards of credit quality on organic loan funding to limit credit risk exposure.

Capital and Liquidity

As of June 30, 2020, capital ratios of the Company were in excess of regulatory requirements.  While currently included in the category of “well capitalized” by bank regulators, a prolonged economic recession could adversely impact reported and regulatory capital ratios.

The Company maintains access to multiple sources of liquidity.  Management has also revisited its capital and liquidity stress tests, as well as capital and liquidity contingency plans to validate how the Company can react effectively to the economic downturn caused by this pandemic and to gauge the amount of SBA PPP loans the Company can and should accept.

Goodwill

As of June 30, 2020, the goodwill on our balance sheet was not deemed to be impaired.  However, management may determine that goodwill is required to be evaluated for impairment in the future due to the presence of a triggering event, which may have a negative impact on the Company’s results of operations.

Operations, Processes, Controls and Business Continuity Plan

The Company began internal social distancing in mid-March, as well as distancing from the public by keeping our drive-thru services available, and encouraging customers to conduct transactions at ATMs, through online banking and the mobile app.  The Company also increased consumer and business mobile deposit limits to encourage customers to make deposits remotely from the safety of their home or business. The Company implemented a schedule whereby the majority of staff members are working remotely at any given time, allowing the remaining essential staff to create more distance between each other within the offices.  We increased the number of staff in the client service center to assist more customers by telephone.  The client service center was also moved to a larger location to allow the team members to be physically separated in accordance with social distancing guidelines.  In addition, the Company enhanced disinfecting procedures to include hospital-grade cleaning solution, increased the frequency of cleaning and issued personal protective equipment, including N-95 and disposable face masks, gloves and thermometers, to employees, along with specific instructions for use, to enhance their safety.  Management provides frequent email communications to customers and employees regarding updates on COVID-19, helpful tips and status of Company initiatives, as well as warning customers of potential scams during this pandemic.  Beginning mid-July, the Company took steps to resume normal branch activities with specific guidelines in place to continue protecting our customers and employees.

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

FINANCIAL CONDITION

Total assets

The total assets of the Company as of June 30, 2020 were $799.6 million. This is a $97.0 million increase from the $702.6 million total assets reported at December 31, 2019 and a $165.8 million increase from the $633.8 million reported at June 30, 2019. A $92.9 million increase in gross loans, primarily from the origination of $86.9 million in PPP loans, was the major reason for the increase in assets since year-end.

Federal funds sold

The Company had overnight federal funds sold of $24.8 million as of June 30, 2020, compared to $4.2 million as of December 31, 2019 and $12.3 million as of June 30, 2019. Any excess funds are sold on a daily basis in the federal funds market.  The Company intends to maintain sufficient liquidity at all times to meet its funding commitments.

The Company continues to participate in the Federal Reserve Bank of Richmond’s Excess Balance Account (“EBA”). The EBA is a limited-purpose account at the Federal Reserve Bank for the maintenance of excess cash balances held by financial institutions. The EBA eliminates the potential of concentration risk that comes with depositing excess balances with one or multiple correspondent banks.

Securities

The Company’s investment securities portfolio as of June 30, 2020 totaled $104.5 million, a decrease of $11.2 million compared with the $115.7 million reported at December 31, 2019 and an increase of $46.0 million from the $58.5 million reported at June 30, 2019.  Management proactively manages the mix of earning assets and cost of funds to maximize the earning capacity of the Company.  At June 30, 2020 and December 31, 2019, the investment securities holdings represented 13.1% and 16.5% of the Company’s total assets, respectively.

The Company’s investment securities portfolio included restricted securities totaling $1.7 million as of June 30, 2020, December 31, 2019, and June 30, 2019. These securities represent stock in the Federal Reserve Bank of Richmond (“FRB-R”), the Federal Home Loan Bank of Atlanta (“FHLB-A”), and CBB Financial Corporation (“CBBFC”), the holding company for Community Bankers Bank. The level of FRB-R and FHLB-A stock that the Company is required to hold is determined in accordance with membership guidelines provided by the Federal Reserve Bank Board of Governors and the Federal Home Loan Bank of Atlanta, respectively. Stock ownership in the bank holding company for Community

Bankers’ Bank provides the Company with several benefits that are not available to non-shareholder correspondent banks. None of these restricted securities are traded on the open market and can only be redeemed by the respective issuer.

At June 30, 2020, the unrestricted securities portfolio totaled $102.8 million. The following table summarizes the Company's available for sale securities by type as of June 30, 2020, December 31, 2019, and June 30, 2019 (dollars in thousands):

	June 30, 2020		December 31, 2019		June 30, 2019
		Percent		Percent		Percent
	Balance	of Total	Balance	of Total	Balance	of Total
U.S. Government agencies	$9,037	8.8%	$14,952	13.1%	$19,461	34.2%
Corporate bonds	—	—	7,469	6.5%	—	—
Mortgage-backed securities/CMOs	58,402	56.8%	71,732	63.0%	26,465	46.6%
Municipal bonds	35,333	34.4%	19,888	17.4%	10,922	19.2%
Total available for sale securities	$102,772	100.0%	$114,041	100.0%	$56,848	100.0%

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

Loan portfolio

A management objective is to grow loan balances while maintaining the asset quality of the loan portfolio. The Company seeks to achieve this objective by maintaining rigorous underwriting standards coupled with regular evaluation of the creditworthiness of, and the designation of lending limits for, each borrower. The portfolio strategies include seeking industry, loan size, and loan type diversification in order to minimize credit exposure and originating loans in markets with which the Company is familiar. The predominant market area for loans includes Charlottesville, Albemarle County, Winchester, Frederick County, Richmond and areas in the Commonwealth of Virginia that are within a 75 mile radius of any Virginia National Bank office.

As of June 30, 2020, total loans were $632.4 million, compared to $539.5 million as of December 31, 2019 and $521.8 million at June 30, 2019. Loans as a percentage of total assets at June 30, 2020 were 79.1%, compared to 82.3% as of June 30, 2019. Loans as a percentage of deposits at June 30, 2020 were 88.5%, compared to 94.3% as of June 30, 2019.

The following table summarizes the Company's loan portfolio by type of loan as of June 30, 2020, December 31, 2019, and June 30, 2019 (dollars in thousands):

	June 30, 2020		December 31, 2019		June 30, 2019
	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
Commercial and industrial	$162,036	25.6%	$80,588	14.9%	$86,610	16.6%
Real estate - commercial	259,369	41.0%	250,579	46.4%	245,906	47.1%
Real estate - residential mortgage	121,102	19.2%	120,657	22.4%	96,472	18.5%
Real estate - construction	26,500	4.2%	17,140	3.2%	14,320	2.8%
Consumer loans	63,387	10.0%	70,569	13.1%	78,455	15.0%
Total loans	$632,394	100.0%	$539,533	100.0%	$521,763	100.0%

Loan balances increased $92.9 million, or 17.2%, since December 31, 2019 and increased $110.6 million, or 21.2%, from June 30, 2019. The primary reason for the increase since year-end was the origination of $86.9 million in SBA PPP loans.

The purchase of loans is considered a secondary strategy, which allows the Company to supplement organic loan growth. Purchased loans with balances outstanding of $108.2 million as of June 30, 2020 were comprised of:

•

Student loans totaling $40.7 million. The Company purchased two student loan packages in 2015 and a third in the fourth quarter of 2016.  A fourth tranche was closed in December 2017. Along with the purchase of these four packages of student loans, the Company purchased surety bonds to fully insure this portion of the Company’s consumer portfolio.  However, during June 2018, ReliaMax Surety, the insurance company which issued the surety bonds, was placed into liquidation due to insolvency.  Loss claims were filed for loans in default as of July 27, 2018, when the surety bonds were terminated, and the Company received payment in the fourth quarter of 2019 on the balance of the claims approved by the liquidator.  The liquidator has notified the Company that it will be making distributions related to unearned premiums.  The Company expects to receive approximately $800 thousand from this distribution.  Student loans continue to be profitable for the Company.

•

Loans guaranteed by a U.S. government agency (“government guaranteed”) totaling $34.0 million, inclusive of premium. During the fourth quarter of 2016, the Company began augmenting the commercial and industrial portfolio with government guaranteed loans which represent the portion of loans that are 100% guaranteed by either the United States Department of Agriculture (“USDA”) or the Small Business Administration (“SBA”); the originating institution holds the unguaranteed portion of each loan and services it. These government guaranteed portion of loans are typically purchased at a premium. In the event of early prepayment, the Company may need to write off any unamortized premium.

•

Mortgage loans totaling $27.1 million, inclusive of premium.  In each of the fourth quarters of 2019 and 2018, the Company purchased a package of 1-to-4 family residential mortgages.  Each of the adjustable rate loans purchased were individually underwritten by the Company prior to the closing of the purchases.  The collateral on these loans is located primarily on the East Coast of the United States.

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

Loan quality

Non-accrual loans totaled $11 thousand at June 30, 2020, compared to the $299 thousand and $390 thousand reported at December 31, 2019 and June 30, 2019, respectively. The December 31, 2019 non-accrual balance included a loan which was foreclosed upon during the second quarter of 2020, with the Company being made whole on the loan with the proceeds from a third-party bidder without the Company’s taking title to the property.  The June 30, 2019 non-accrual balance included $363 thousand of student loan balances for which the Company has received payment from the liquidation process in the fourth quarter of 2019.

The Company had loans in its portfolio totaling $1.1 million, $771 thousand and $617 thousand, as of June 30, 2020, December 31, 2019 and June 30, 2019, respectively, that were ninety or more days past due, with all such loans still accruing interest as the Company deemed them to be collectible.  Each of these balances includes a government guaranteed loan of approximately $548 thousand.  The past due balance as of June 30, 2020 included one mortgage loan of $437 thousand covered by a formal forbearance agreement.  As of June 30, 2020, a total of seven loans were 90 days or more past due and still accruing interest, of which five were student loans totaling $92 thousand.

At June 30, 2020, the Company had loans classified as impaired loans in the amount of $2.1 million, compared to $2.5 million at December 31, 2019 and $2.6 million at June 30, 2019.  Based on regulatory guidance on Student Lending, the Company has classified 72 of its purchased student loans as TDRs for a total of $1.1 million as of June 30, 2020.  These borrowers that should have been in repayment have requested and been granted payment extensions or reductions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered restructurings.  Student loan borrowers are allowed in-school deferments, plus an automatic six-month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance.  Management has evaluated these loans individually for impairment and included any probable loss in the allowance for loan loss; interest continues to accrue on these TDRs during any deferment and forbearance periods.

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

Allowance for loan losses

In general, the Company determines the adequacy of its allowance for loan losses by considering the risk classification and delinquency status of loans and other factors.  Management may also establish specific allowances for loans which management believes require allowances greater than those allocated according to their risk classification.  The purpose of the allowance is to provide for losses inherent in the loan portfolio.  Since risks to the loan portfolio include general economic trends as well as conditions affecting individual borrowers, the allowance is an estimate.  The Company is committed to determining, on an ongoing basis, the adequacy of its allowance for loan losses.  The Company applies historical loss rates to various pools of loans based on risk rating classifications.  In addition, the adequacy of the allowance is further evaluated by applying estimates of loss that could be attributable to any one of the following eight qualitative factors:

1)	Changes in national and local economic conditions, including the condition of various market segments, which deteriorated in the first six months of 2020;
2)	Changes in the value of underlying collateral;
3)	Changes in volume of classified assets, measured as a percentage of capital;
4)	Changes in volume of delinquent loans;
5)	The existence and effect of any concentrations of credit and changes in the level of such concentrations;
6)	Changes in lending policies and procedures, including underwriting standards;
7)	Changes in the experience, ability and depth of lending management and staff; and
8)	Changes in the level of policy exceptions.

As discussed earlier, the Company utilizes a loss migration model.  Migration analysis uses loan level attributes to track the movement of loans through various risk classifications in order to estimate the percentage of losses likely in the portfolio.

The relationship of the allowance for loan losses to total loans appears below (dollars in thousands):

	June 30, 2020	December 31, 2019	June 30, 2019
Loans held for investment at period-end	$632,394	$539,533	$521,763
Allowance for loan losses	$4,917	$4,209	$4,817
Allowance as a percent of period-end loans	0.78%	0.78%	0.92%

The Allowance for Loan Losses as a percentage of assets was 0.78% as of June 30, 2020 and December 31, 2019, compared to 0.92% as of June 30, 2019.  The percentage remained flat as compared to year-end, as the increase in the necessary allowance on most of the Company’s loans due to worsening economic qualitative factors was offset by the SBA-guaranteed PPP loans not needing an allowance.  Note that the allowance for loan losses as a percentage of total loans, excluding PPP loans, was 0.90% as of June 30, 2020.  The decline in the recorded percentage compared to the same quarter in the prior year was primarily due to a shared national credit with a higher loan loss allowance, which was later sold in the third quarter of 2019, and the impact of the PPP loans.

Provisions for loan losses totaling $1.1 million and $620 thousand were recorded in the six months ended June 30, 2020 and 2019, respectively.  The following is a summary of the changes in the allowance for loan losses for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	2020	2019
Allowance for loan losses, January 1	$4,209	$4,891
Charge-offs	(581)	(823)
Recoveries	146	129
Provision for loan losses	1,143	620
Allowance for loan losses, June 30	$4,917	$4,817

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

Management reviews the Allowance for Loan Losses on a quarterly basis to ensure it is adequate based upon the calculated probable losses inherent in the portfolio. Management believes the allowance for loan losses was adequately provided for as of June 30, 2020 and acknowledges that the allowance for loan losses may increase throughout the year as economic conditions may continue to deteriorate for the foreseeable future.

Premises and equipment

The Company’s premises and equipment, net of depreciation, as of June 30, 2020 totaled $5.7 million compared to $6.1 million as of December 31, 2019 and $6.6 million as of June 30, 2019. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method based on the estimated useful lives of assets. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, assets and related accumulated depreciation are removed from the books, and any resulting gain or loss is charged to income.

As of June 30, 2020, the Company occupied five full-service banking facilities in the cities of Charlottesville and Winchester, as well as the county of Albemarle in Virginia. The Company also operates a drive-through location at 301 East Water Street, Charlottesville, Virginia. The Company entered into a lease for branch and office space in Richmond, Virginia during the first quarter of 2020 and anticipates opening the office by year-end absent delays as a result of COVID-19.

The five-story office building at 404 People Place, Charlottesville, Virginia, located in Albemarle County, also serves as the Company’s corporate headquarters and operations center, as well as the principal offices of both Masonry Capital and Sturman Wealth Advisors.  VNB Trust & Estate Services is located at 112 Third Street, SE, Charlottesville, Virginia, which is part of the same leased space that the Company uses to operate the drive-through location at 301 East Water Street, Charlottesville, Virginia.

Both the Arlington Boulevard facility in Charlottesville and the People Place facility also contain office space that is currently under lease to tenants.

Leases

As of June 30, 2020, $3.9 million of right-of-use assets and $4.0 million of lease liabilities are included in Other Assets and Other Liabilities, respectively, in accordance with the Company’s implementation of ASU 2016-02 “Leases” (Topic 842) in the first quarter of 2019 and subsequent leasing activities.  This implementation required the Company to recognize right-of-use assets, which are assets that represent the Company’s right to use, or control the use of, a specified asset for the lease term, offset by the lease liability, which is the Company’s obligation to make lease payments arising from a lease, measured on a discounted basis.

Deposits

Depository accounts represent the Company’s primary source of funds and are comprised of demand deposits, interest-bearing checking, money market, and savings accounts as well as time deposits. These deposits have been provided predominantly by individuals, businesses and charitable organizations in the Charlottesville/Albemarle, Richmond and Winchester areas.

Total deposits as of June 30, 2020 were $714.2 million, an increase of $93.0 million compared to the balances of $621.2 million at December 31, 2019, and an increase of $160.7 million compared to the $553.5 million total as of June 30, 2019.  The primary reason for the increase since year-end is due to increased balances in PPP customer accounts.

Deposit accounts
(dollars in thousands)	June 30, 2020		December 31, 2019		June 30, 2019
	Balance	% of Total Deposits	Balance	% of Total Deposits	Balance	% of Total Deposits
No cost and low cost deposits:
Noninterest demand deposits	$197,227	27.6%	$166,975	26.9%	$158,166	28.6%
Interest checking accounts	136,274	19.1%	122,994	19.8%	97,620	17.6%
Money market and savings deposit accounts	284,101	39.8%	221,964	35.7%	175,740	31.8%

Total noninterest and low cost deposit accounts	617,602	86.5%	511,933	82.4%	431,526	78.0%

Time deposit accounts:
Certificates of deposit	88,071	12.3%	95,621	15.4%	96,925	17.5%
CDARS deposits	8,528	1.2%	13,657	2.2%	25,068	4.5%
Total certificates of deposit and other time deposits	96,599	13.5%	109,278	17.6%	121,993	22.0%

Total deposit account balances	$714,201	100.0%	$621,211	100.0%	$553,519	100.0%

Noninterest-bearing demand deposits on June 30, 2020 were $197.2 million, representing 27.6% of total deposits. Interest-bearing transaction, money market, and savings accounts totaled $420.4 million, and represented 58.9% of total deposits at June 30, 2020. Collectively, noninterest-bearing and interest-bearing transaction and money market accounts represented 86.5% of total deposit accounts at June 30, 2020. These account types are an excellent source of low-cost funding for the Company.

The Company also offers an insured cash sweep (“ICS®”) deposit products.  ICS® deposit balances of $30.6 million and $68.7 million are included in the interest checking accounts and the money market and savings deposit accounts balances, respectively, in the table above, as of June 30, 2020.  As of December 31, 2019, ICS® deposit balances of $19.3 million and $53.6 million are included in the interest checking accounts and the money market and savings deposit account balances, respectively.  All ICS accounts consist of reciprocal balances for the Company’s customers.

The remaining 13.5% of total deposits consisted of certificates of deposit and other time deposit accounts totaling $96.6 million at June 30, 2020. Included in this deposit total are Certificate of Deposit Account Registry Service CDs, known as CDARSTM, whereby depositors can obtain FDIC deposit insurance on account balances of up to $50 million. CDARSTM deposits totaled $8.5 million as of June 30, 2020, all of which were reciprocal balances for the Company’s customers.

Borrowings

Short-term borrowings, consisting primarily of Federal Home Loan Bank (FHLB) advances and federal funds purchased, are additional sources of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company's ability to earn a favorable spread on the funds obtained.

The Company has a collateral dependent line of credit with the FHLB of Atlanta. As of June 30, 2020, December 31, 2019, and June 30, 2019, the Company had no outstanding balances from FHLB advances.

Additional borrowing arrangements maintained by the Company include formal federal funds lines with four major regional correspondent banks and the Federal Reserve discount window. The Company had no outstanding balances on these lines or facilities as of June 30, 2020, December 31, 2019 or June 30, 2019.

Shareholders' equity and regulatory capital ratios

The following table displays the changes in shareholders' equity for the Company from December 31, 2019 to June 30, 2020 (dollars in thousands):

Equity, December 31, 2019	$76,107
Net income	3,492
Other comprehensive income	1,006
Cash dividends declared	(1,625)
Equity increase due to expensing of restricted stock	54
Equity increase due to expensing of stock options	58
Equity, June 30, 2020	$79,092

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

Using the current capital requirements, the Company’s capital ratios remain well above the levels designated by bank regulators as "well capitalized" at June 30, 2020. The Company’s common equity Tier 1 capital ratio and Tier 1 capital ratio are both at 14.63% of its risk-weighted assets and are in excess of the well-capitalized minimum capital requirements of 6.50% and 8.00%, respectively. Additionally, the Company has a total capital ratio of 15.56% of its risk-weighted assets and leverage ratio of 9.84% of total assets, which are both in excess of the well-capitalized minimum 10.00% and 5.00% levels, respectively, designated by bank regulators under “well capitalized” capital guidelines.

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

Net interest income is discussed in Management’s Discussion and Analysis on a GAAP basis, unless noted as “FTE”; and the reconcilement below shows the fully taxable-equivalent adjustment to net interest income to aid the reader in understanding the computations of net interest margin and the efficiency ratio on a non-GAAP basis (dollars in thousands):

Reconcilement of Non-GAAP Measures:	For the three months ended		For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net interest income	$5,755	$5,461	$11,130	$11,029
Fully taxable-equivalent adjustment	25	20	45	42
Net interest income (FTE)	$5,780	$5,481	$11,175	$11,071

Efficiency ratio	59.7%	65.4%	62.0%	66.0%
Impact of FTE adjustment	-0.2%	-0.2%	-0.2%	-0.2%
Efficiency ratio (FTE)	59.5%	65.2%	61.8%	65.8%

Net interest margin	3.11%	3.65%	3.14%	3.71%
Fully tax-equivalent adjustment	0.01%	0.02%	0.02%	0.01%
Net interest margin (FTE)	3.12%	3.67%	3.16%	3.72%

Net income

Net income for the three months ended June 30, 2020 was $2.1 million, a $27 thousand or 1.3% decrease compared to net income reported for the three months ended June 30, 2019.  Net income per diluted share was $0.77 for the quarter ended June 30, 2020 compared to $0.79 per diluted share for the same quarter in the prior year, as adjusted to reflect the 5% Stock Dividend issued in July 2019.  The decrease in net income for the three months ended June 30, 2020, when compared to the same period of 2019, was attributable to the combination of: i) a $442 thousand increase in provision for loan losses, largely as a result of worsening economic factors associated with the COVID-19 pandemic; ii) a $294 thousand increase in net interest income, primarily due to lower cost of funds; iii) a $74 thousand decrease in noninterest income, as explained in the Noninterest income section below; iv) a $281 thousand decrease in noninterest expense, as explained in the Noninterest expense section below, and v) an $86 thousand increase in provision for income taxes.

Net income for the six months ended June 30, 2020 was $3.5 million, a $131 thousand or 3.9% increase compared to net income reported for the six months ended June 30, 2019.  Net income per diluted share was $1.29 for the six months ended June 30, 2020, compared to $1.25 per diluted share for the same period in the prior year, as adjusted to reflect the 5% Stock Dividend.  The increase in net income for the first six month of 2020, when compared to the same period in 2019, was attributable to the combination of: i) a $523 thousand increase in provision for loan losses largely as a result of worsening economic factors associated with the COVID-19 pandemic; ii) a $101 thousand increase in net interest income, primarily due to lower cost of funds incurred in the second quarter of the current year; iii) a $536 thousand increase in noninterest income, as explained in the Noninterest income section below; iv) a $149 thousand decrease in noninterest expense, as explained in the Noninterest expense section below, and v) a $132 thousand increase in provision for income taxes.

Net interest income

Net interest income (FTE) for the three months ended June 30, 2020 was $5.8 million, a $299 thousand or 5.5% increase compared to net interest income (FTE) of $5.5 million for the three months ended June 30, 2019.  Net interest income (FTE) was positively impacted by the decrease in rates paid on deposit accounts, which decreased interest expense by $364 thousand, offset by the increased volume of deposits, which increased interest expense by $49 thousand. The increased volume of loans, increasing from an average of $524.4 million in the second quarter of 2019 to $618.1 million in the second quarter of 2020, positively impacted interest income by $1.0 million; however, the lower rate earned on loans, declining from 4.67% to 4.01% for the periods noted, negatively impacted interest income by $952 thousand, nearly offsetting the positive impact of the increase in volume.

Net interest income (FTE) for the six months ended June 30, 2020 was $11.2 million, a $104 thousand or 0.9% increase compared to net interest income (FTE) of $11.1 million for the six months ended June 30, 2019.  Net interest income (FTE) was positively impacted by the increase in the volume of the securities portfolio, which increased from an average of $62.9 million in the first six months of 2019 to $91.5 million in the first six months of 2020, increasing interest income by $292 thousand.  The decline in rates paid on securities slightly offset the impact of the volume increase, declining from an average yield of 2.40% to 2.18% for the periods noted, impacting interest income negatively by $48 thousand. The increase in the volume of loans, up from an average of $528.9 million in the first six months of 2019 to $577.0 million in first six months of 2020, positively impacted interest income by $1.1 million; however, the lower rate earned on loans, declining from 4.65% to 4.19% for the periods noted, negatively impacted interest income by $1.2 million, offsetting the positive impact of the increase in volume.

Net interest margin (FTE) is the ratio of net interest income (FTE) to average earning assets for the period. The level of interest rates, together with the volume and mix of earning assets and interest-bearing liabilities, impact net interest income (FTE) and net interest margin (FTE). The net interest margin (FTE) of 3.12% for the three months ended June 30, 2020 was 55 basis points lower than the 3.67% for the three months ended June 30, 2019.  The net interest margin (FTE) of 3.16% for the six months ended June 30, 2020 was 56 basis points lower than the 3.72% for the six months ended June 30, 2019.  Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP net interest margin.

Interest expense decreased $315 thousand for the three months ended June 30, 2020 compared to the same period in the prior year, due predominantly to rate decreases.  The rate paid on interest-bearing deposits averaged 62 basis points in the three months ended June 30, 2020, compared to 106 basis points for the three months ended June 30, 2019. Average balances of interest-bearing deposits increased from $397.1 million in the three months ended June 30, 2019 to $487.3 million in the three months ended June 30, 2020.  Average balances of borrowed funds, from fed funds sold, decreased from $3.8 million in the three months ended June 30, 2019 to zero in the three months ended June 30, 2020, causing a decrease in interest expense on borrowed funds.

Interest expense decreased $33 thousand for the six months ended June 30, 2020, compared to the same period in the prior year, due predominantly to the lack of borrowing expense, as noted above. The increased volume of deposits increased interest expense by $206 thousand, while the decrease in rates paid on deposit accounts decreased interest expense by $150 thousand, netting to an overall impact of increasing net interest income by $56 thousand. Average balances of borrowed funds, from fed funds sold, decreased from $6.9 million in the six months ended June 30, 2019 to zero in the six months ended June 30, 2020, causing a decrease in interest expense on borrowed funds. The lack of borrowed funds during the first six months of 2020 had a positive impact on net interest income in the amount of $89 thousand.  The rate paid on interest-bearing deposits averaged 83 basis points in the six months ended June 30, 2020, compared to 98 basis points for the six months ended June 30, 2019.  Average balances of interest-bearing deposits increased from $388.6 million in the six months ended June 30, 2019 to $473.9 million in the six months ended June 30, 2020.  A table showing the mix of no cost and low-cost deposit accounts is shown under “Financial Condition - Deposits” earlier in this report.

The following tables detail the average balance sheet, including an analysis of net interest income (FTE) for earning assets and interest-bearing liabilities, for the three and six months ended June 30, 2020 and 2019.  These tables also include a rate/volume analysis for these same periods (dollars in thousands).

Consolidated Average Balance Sheet and Analysis of Net Interest Income

	For the three months ended
	June 30, 2020			June 30, 2019			Change in Interest Income/ Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to : [4]		Total
	Balance	Income	Yield/Cost	Balance	Income	Yield/Cost	Volume	Rate	Increase/
(dollars in thousands)		Expense			Expense				(Decrease)
ASSETS
Interest Earning Assets:
Securities
Taxable Securities	$53,953	$253	1.88%	$49,814	$277	2.22%	$22	$(46)	$(24)
Tax Exempt Securities [1]	14,793	117	3.16%	12,715	96	3.02%	16	5	21
Total Securities [1]	68,746	370	2.15%	62,529	373	2.39%	38	(41)	(3)
Total Loans	618,096	6,156	4.01%	524,424	6,105	4.67%	1,003	(952)	51
Fed Funds Sold	57,920	10	0.07%	12,885	74	2.30%	62	(126)	(64)
Total Earning Assets	744,762	6,536	3.53%	599,838	6,552	4.38%	1,103	(1,119)	(16)
Less: Allowance for Loan Losses	(4,788)			(4,951)
Total Non-Earning Assets	46,543			44,452
Total Assets	$786,517			$639,339

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$131,333	$26	0.08%	$100,983	$47	0.19%	$11	$(32)	$(21)
Money Market and Savings Deposits	257,174	365	0.57%	169,128	416	0.99%	166	(217)	(51)
Time Deposits	98,762	365	1.49%	126,993	586	1.85%	(117)	(104)	(221)
Total Interest-Bearing Deposits	487,269	756	0.62%	397,104	1,049	1.06%	60	(353)	(293)
Other borrowed funds	—	—	—	3,800	22	2.32%	(11)	(11)	(22)
Total Interest-Bearing Liabilities	487,269	756	0.62%	400,904	1,071	1.07%	49	(364)	(315)
Non-Interest-Bearing Liabilities:
Demand deposits	216,747			159,425
Other liabilities	3,577			5,421
Total Liabilities	707,593			565,750
Shareholders' Equity	78,924			73,589
Total Liabilities & Shareholders' Equity	$786,517			$639,339
Net Interest Income (FTE)		$5,780			$5,481		$1,054	$(755)	$299
Interest Rate Spread [2]			2.91%			3.31%
Interest Expense as a Percentage of Average Earning Assets			0.41%			0.72%
Net Interest Margin (FTE) [3]			3.12%			3.67%

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

Consolidated Average Balance Sheet and Analysis of Net Interest Income

	For the six months ended
	June 30, 2020			June 30, 2019			Change in Interest Income/ Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to : [4]		Total
	Balance	Income	Yield/Cost	Balance	Income	Yield/Cost	Volume	Rate	Increase/
(dollars in thousands)		Expense			Expense				(Decrease)
ASSETS
Interest Earning Assets:
Securities
Taxable Securities	$78,370	$786	2.01%	$50,046	$555	2.22%	$288	$(57)	$231
Tax Exempt Securities (1)	13,109	212	3.23%	12,824	199	3.10%	4	9	13
Total Securities (1)	91,479	998	2.18%	62,870	754	2.40%	292	(48)	244
Total Loans	576,952	12,027	4.19%	528,854	12,202	4.65%	1,058	(1,233)	(175)
Fed Funds Sold	43,409	95	0.44%	8,077	93	2.32%	129	(127)	2
Total Earning Assets	711,840	13,120	3.71%	599,801	13,049	4.39%	1,479	(1,408)	71
Less: Allowance for Loan Losses	(4,523)			(4,928)
Total Non-Earning Assets	45,650			42,074
Total Assets	$752,967			$636,947

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$127,026	$57	0.09%	$101,944	$96	0.19%	$20	$(59)	$(39)
Money Market and Savings Deposits	243,036	1,029	0.85%	165,339	748	0.91%	332	(51)	281
Time Deposits	103,851	859	1.66%	121,327	1,045	1.74%	(146)	(40)	(186)
Total Interest-Bearing Deposits	473,913	1,945	0.83%	388,610	1,889	0.98%	206	(150)	56
Other borrowed funds	—	—	0.00%	6,908	89	2.60%	(45)	(44)	(89)
Total Interest-Bearing Liabilities	473,913	1,945	0.83%	395,518	1,978	1.01%	161	(194)	(33)
Non-Interest-Bearing Liabilities:
Demand deposits	197,312			165,322
Other liabilities	3,507			3,337
Total Liabilities	674,732			564,177
Shareholders' Equity	78,235			72,770
Total Liabilities & Shareholders' Equity	$752,967			$636,947
Net Interest Income (FTE)		$11,175			$11,071		$1,318	$(1,214)	$104
Interest Rate Spread (2)			2.88%			3.37%
Interest Expense as a Percentage of Average Earning Assets			0.55%			0.67%
Net Interest Margin (FTE) [3]			3.16%			3.72%

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

Provision for loan losses

A provision for loan losses of $378 thousand was recognized in the second quarter of 2020 primarily driven by further deterioration in the economic outlook resulting from the impact of COVID-19.  A recovery of loan loss provision of $64 thousand was recognized in the second quarter of 2019.  A provision for loan losses of $1.1 million was recognized in the first six months of 2020, compared to $620 thousand recognized in the first six months of 2019, and such increase was also primarily due to the deterioration in the economic outlook resulting from the impact of COVID-19.

The period-end allowance for loan losses as a percentage of total loans was 0.78% as of June 30, 2020 and December 31, 2019, compared to 0.92% as of June 30, 2019.  The percentage remained flat as compared to year-end, as the increase in the necessary allowance on most of the Company’s loans due to worsening economic qualitative factors was offset by the SBA-guaranteed PPP loans not needing an allowance.  Note that the allowance for loan losses as a percentage of total loans, excluding PPP loans, would have been 0.90% as of June 30, 2020.  The decline in the percentage from the second quarter of 2019 to year-end 2019 was related to the sale of a shared national credit with a higher loan loss allowance.

Further discussion of management’s assessment of the allowance for loan losses is provided earlier in the report and in Note 4 – Allowance for Loan Losses, found in the Notes to the Consolidated Financial Statements.  In management’s opinion, the allowance was adequately provided for at June 30, 2020.  While we have not experienced any charge-offs related to COVID-19, our ALLL calculation, provision for loan losses, asset quality and collateral values may be significantly impacted by deterioration in economic conditions.  We have downgraded the qualitative factors pertaining to economic conditions within our ALLL methodology.  Should economic conditions worsen, we could experience further increases in our required ALLL and record additional provision for loan loss exposure.

Noninterest income

The components of noninterest income for the three months ended June 30, 2020 and 2019 are shown below (dollars in thousands):

	For the three months ended		Variance
	June 30, 2020	June 30, 2019	$	%
Noninterest income:
Trust income	$228	$402	$(174)	-43.3%
Advisory and brokerage income	163	156	7	4.5%
Royalty income	24	4	20	500.0%
Deposit account fees	143	192	(49)	-25.5%
Debit/credit card and ATM fees	134	189	(55)	-29.1%
Earnings/increase in value of bank owned life insurance	109	466	(357)	-76.6%
Fees on mortgage sales	30	56	(26)	-46.4%
Gains on sales of securities	590	64	526	821.9%
Loan swap fee income	124	38	86	226.3%
Other	81	133	(52)	-39.1%
Total noninterest income	$1,626	$1,700	$(74)	-4.4%

Noninterest income for the three months ended June 30, 2020 of $1.6 million was $74 thousand or 4.4% lower than the amount recorded for the three months ended June 30, 2019.  Noninterest income declined due to fluctuations in several categories.  Earnings from the proceeds of bank owned life insurance declined by $357 thousand, as the result of a death benefit received in the second quarter of 2019. Trust income declined $174 thousand due to restructuring of the entities and market conditions. In addition, deposit account fees and debit/credit card and ATM fees declined in total by $104 thousand due to suppressed customer activity.  Those declines were offset by $526 thousand increase in gains on sales of securities, which was used to provide liquidity for PPP funding, and an $86 thousand increase in loan swap fee income.

The components of noninterest income for the six months ended June 30, 2020 and 2019 are shown below (dollars in thousands):

	For the six months ended		Variance
	June 30, 2020	June 30, 2019	$	%
Noninterest income:
Trust income	$538	$749	$(211)	-28.2%
Advisory and brokerage income	341	292	49	16.8%
Royalty income	71	8	63	787.5%
Deposit account fees	322	373	(51)	-13.7%
Debit/credit card and ATM fees	291	346	(55)	-15.9%
Earnings/increase in value of bank owned life insurance	216	576	(360)	-62.5%
Fees on mortgage sales	77	86	(9)	-10.5%
Gains on sales of securities	643	64	579	904.7%
Loan swap fee income	633	46	587	1276.1%
Other	163	219	(56)	-25.6%
Total noninterest income	$3,295	$2,759	$536	19.4%

Noninterest income for the six months ended June 30, 2020 of $3.3 million was $536 thousand or 19.4% higher than the amount recorded for the six months ended June 30, 2019.  Noninterest income increased due to fluctuations in several categories.  Loan swap fee income increased $587 thousand and gains on sales of securities increased $579 thousand over the periods noted. Earnings from the proceeds of bank owned life insurance declined by $360 thousand, and trust income declined $211 thousand. Deposit account fees and debit/credit card and ATM fees declined in total by $106 thousand due to suppressed customer activity.

Noninterest expense

The components of noninterest expense for the three months ended June 30, 2020 and 2019 are shown below (dollars in thousands):

	For the three months ended		Variance
	June 30, 2020	June 30, 2019	$	%
Noninterest expense:
Salaries and employee benefits	$2,258	$2,321	$(63)	-2.7%
Net occupancy	452	444	8	1.8%
Equipment	136	114	22	19.3%
ATM, debit and credit card	41	45	(4)	-8.9%
Bank franchise tax	163	152	11	7.2%
Computer software	136	139	(3)	-2.2%
Data processing	338	330	8	2.4%
FDIC deposit insurance assessment	28	15	13	86.7%
Loan expenses	66	80	(14)	-17.5%
Marketing, advertising and promotion	140	195	(55)	-28.2%
Professional fees	190	204	(14)	-6.9%
Settlement of claims	-	300	(300)	-100.0%
Other	456	346	110	31.8%
Total noninterest expense	$4,404	$4,685	$(281)	-6.0%

Noninterest expense for the quarter ended June 30, 2020 of $4.4 million was $281 thousand or 6.0% lower than the quarter ended June 30, 2019.  During the second quarter of 2019, $300 thousand was accrued in connection with a settlement of claims related to pending and threatened legal proceedings.  Other noninterest expense increased $110 thousand period over period, primarily due to increased expense of stock grants and cash compensation for directors.

The components of noninterest expense for the six months ended June 30, 2020 and 2019 are shown below (dollars in thousands):

	For the six months ended		Variance
	June 30, 2020	June 30, 2019	$	%
Noninterest expense:
Salaries and employee benefits	$4,682	$4,667	$15	0.3%
Net occupancy	904	923	(19)	-2.1%
Equipment	267	231	36	15.6%
ATM, debit and credit card	94	91	3	3.3%
Bank franchise tax	326	303	23	7.6%
Computer software	276	247	29	11.7%
Data processing	666	646	20	3.1%
FDIC deposit insurance assessment	28	30	(2)	-6.7%
Loan expenses	157	142	15	10.6%
Marketing, advertising and promotion	279	389	(110)	-28.3%
Professional fees	376	407	(31)	-7.6%
Settlement of claims	-	300	(300)	-100.0%
Other	892	720	172	23.9%
Total noninterest expense	$8,947	$9,096	$(149)	-1.6%

Noninterest expense for the six months ended June 30, 2020 of $8.9 million was $149 thousand or 1.6% lower than the six months ended June 30, 2019.  Other noninterest expense increased $172 thousand period over period, primarily due to increased expense of stock grants and cash compensation for directors. As noted above, during the first six months of 2019, $300 thousand was accrued in connection with a settlement of claims related to pending and threatened legal proceedings.  Marketing, advertising and promotion expenses declined $110 thousand from the first six months of 2019 to the first six months of 2020 due to concerted efforts to reduce expenses in 2020. Management continues to evaluate expenses for potential containments and reductions that would have a positive impact on net income on an ongoing basis.

The efficiency ratio (FTE) of 59.5% for the three months ended June 30, 2020 compared favorably to the 65.2% for the same quarter of 2019, due primarily to the increase in net interest income. The efficiency rations (FTE) of 61.8% for the six months ended June 30, 2020 also compared favorably to the 65.8% for the same period of 2019, due to a combination of increased net interest income and increased noninterest income.  Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP efficiency ratio.

Provision for Income Taxes

The Company benefited from the Tax Cuts and Jobs Act (“Tax Act”) enacted on December 22, 2017, which permanently lowered the corporate income tax rate to 21% effective January 1, 2018, amongst other significant changes to the U.S. tax law.  For the six months ended June 30, 2020 and 2019, the Company provided $843 thousand and $711 thousand for Federal income taxes, respectively, resulting in an effective income tax rate of 19.4% and 17.5%, respectively. The effective income tax rates differed from the U.S. statutory rate of 21% primarily due to the effect of tax-exempt income from life insurance policies and municipal bonds, and the effective rate for the six months ended June 30, 2019 was lower than the current year, as the proceeds from a bank-owned life insurance death benefit received during that period were tax-exempt.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline eXtensible Business Reporting Language, pursuant to Rule 405 of Regulation S-T (1): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Net Loss and Comprehensive Loss (unaudited), (iv) Consolidated Statements of Stockholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101.0)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA NATIONAL BANKSHARES CORPORATION
(Registrant)

By:	/s/ Glenn W. Rust
Glenn W. Rust
President and Chief Executive Officer

Date:	August 10, 2020

By:	/s/ Tara Y. Harrison
Tara Y. Harrison
Executive Vice President and Chief Financial Officer

Date:	August 10, 2020