Form 10-Q
period 2020-09-30
Virginia National Bankshares Corp
filed 2020-11-06
CIK 1572334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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
None

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of November 5, 2020, the registrant had 2,714,273 shares of common stock, $2.50 par value per share, outstanding.

VIRGINIA NATIONAL BANKSHARES CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30, 2020	December 31, 2019*
ASSETS	(Unaudited)
Cash and due from banks	$11,399	$14,908
Federal funds sold	273	4,177
Securities:
Available for sale, at fair value	141,245	114,041
Restricted securities, at cost	3,436	1,683
Total securities	144,681	115,724
Loans	636,935	539,533
Allowance for loan losses	(5,334)	(4,209)
Loans, net	631,601	535,324
Premises and equipment, net	5,444	6,145
Bank owned life insurance	16,739	16,412
Goodwill	372	372
Other intangible assets, net	357	408
Accrued interest receivable and other assets	10,092	9,157
Total assets	$820,958	$702,627
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest-bearing	$190,204	$166,975
Interest-bearing	135,569	122,994
Money market and savings deposit accounts	270,653	221,964
Certificates of deposit and other time deposits	98,095	109,278
Total deposits	694,521	621,211
Advances from the FHLB	40,000	—
Accrued interest payable and other liabilities	5,980	5,309
Total liabilities	740,501	626,520

Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, $2.50 par value, 2,000,000 shares authorized, no shares outstanding	-	-
Common stock, $2.50 par value, 10,000,000 shares authorized; 2,714,273 (including 25,268 nonvested) shares issued and outstanding as of September 30, 2020 and 2,692,005 (including 4,000 nonvested) shares issued and outstanding as of December 31, 2019	6,722	6,720
Capital surplus	32,377	32,195
Retained earnings	40,158	37,235
Accumulated other comprehensive income (loss)	1,200	(43)
Total shareholders' equity	80,457	76,107
Total liabilities and shareholders' equity	$820,958	$702,627

*	Derived from audited Consolidated Financial Statements

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest and dividend income:
Loans, including fees	$6,175	$6,021	$18,202	$18,223
Federal funds sold	3	174	98	267
Investment securities:
Taxable	412	291	1,150	789
Tax exempt	159	64	326	221
Dividends	22	29	70	86
Total interest and dividend income	6,771	6,579	19,846	19,586

Interest expense:
Demand and savings deposits	383	531	1,468	1,375
Certificates and other time deposits	306	574	1,166	1,619
Repurchase agreements and other borrowings	35	-	35	89
Total interest expense	724	1,105	2,669	3,083
Net interest income	6,047	5,474	17,177	16,503
Provision for (recovery of) loan losses	224	(120)	1,367	500
Net interest income after provision for (recovery of) loan losses	5,823	5,594	15,810	16,003

Noninterest income:
Wealth management fees	263	377	801	1,126
Advisory and brokerage income	175	159	516	451
Royalty income	16	5	87	13
Deposit account fees	162	192	484	565
Debit/credit card and ATM fees	144	191	435	537
Earnings/increase in value of bank owned life insurance	111	111	327	687
Fees on mortgage sales	-	43	77	129
Gains on sales of securities	91	7	734	71
Loan swap fee income	344	116	977	151
Other	119	126	282	356
Total noninterest income	1,425	1,327	4,720	4,086

Noninterest expense:
Salaries and employee benefits	2,322	2,268	7,004	6,800
Net occupancy	501	450	1,405	1,373
Equipment	134	85	401	316
Data processing	302	341	968	987
Merger expenses	549	-	549	-
Settlement of claims	-	160	-	460
Other	1,127	1,257	3,555	3,721
Total noninterest expense	4,935	4,561	13,882	13,657

Income before income taxes	2,313	2,360	6,648	6,432
Provision for income taxes	443	463	1,286	1,174
Net income	$1,870	$1,897	$5,362	$5,258
Net income per common share, basic	$0.69	$0.71	$1.98	$1.96
Net income per common share, diluted	$0.69	$0.71	$1.98	$1.96

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income	$1,870	$1,897	$5,362	$5,258

Other comprehensive income

Unrealized gain on securities, net of tax of $81 and $484 for the three and nine months ended September 30, 2020; and net of tax of $29 and $372 for the three and nine months ended September 30, 2019	309	106	1,823	1,396

Reclassification adjustment for realized gains on sales of securities, net of tax of ($19) and ($154) for the three and nine months ended September 30, 2020; and net of tax of ($1) and ($15) for the three and nine months ended September 30, 2019	(72)	(6)	(580)	(56)

Total other comprehensive income	237	100	1,243	1,340

Total comprehensive income	$2,107	$1,997	$6,605	$6,598

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Dollars in thousands, except per share data)

(Unaudited)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2018	$6,359	$27,013	$38,647	$(1,277)	$70,742
Stock options exercised	14	88	-	-	102
Stock option expense	-	24	-	-	24
Unrestricted stock grants	27	397	-	-	424
Cash dividends declared ($0.30 per share)	-	-	(767)	-	(767)
Net income	-	-	1,246	-	1,246
Other comprehensive income	-	-	-	754	754
Balance, March 31, 2019	$6,400	$27,522	$39,126	$(523)	$72,525
Stock option expense	-	23	-	-	23
Stock dividend distributable *	320	4,593	(4,913)	-	-
Cash dividends declared ($0.30 per share)	-	-	(806)	-	(806)
Net income	-	-	2,115	-	2,115
Other comprehensive income	-	-	-	486	486
Balance, June 30, 2019	$6,720	$32,138	$35,522	$(37)	$74,343
Stock option expense	-	24	-	-	24
Stock grants	-	3	-	-	3
Cash in lieu of fractional shares	-	(5)	-	-	(5)
Cash dividends declared ($0.30 per share)	-	-	(808)	-	(808)
Net income	-	-	1,897	-	1,897
Other comprehensive income	-	-	-	100	100
Balance, September 30, 2019	$6,720	$32,160	$36,611	$63	$75,554

Balance, December 31, 2019	$6,720	$32,195	$37,235	$(43)	$76,107
Stock option expense	-	24	-	-	24
Restricted stock grant expense	-	15	-	-	15
Cash dividends declared ($0.30 per share)	-	-	(811)	-	(811)
Net income	-	-	1,404	-	1,404
Other comprehensive loss	-	-	-	(448)	(448)
Balance, March 31, 2020	$6,720	$32,234	$37,828	$(491)	$76,291
Stock option expense	-	34	-	-	34
Restricted stock grant expense	-	39	-	-	39
Cash dividends declared ($0.30 per share)	-	-	(814)	-	(814)
Net income	-	-	2,088	-	2,088
Other comprehensive income	-	-	-	1,454	1,454
Balance, June 30, 2020	$6,720	$32,307	$39,102	$963	$79,092
Stock option expense	-	30	-	-	30
Restricted stock grant expense	-	42	-	-	42
Vested stock grants	2	(2)	-	-	-
Cash dividends declared ($0.30 per share)	-	-	(814)	-	(814)
Net income	-	-	1,870	-	1,870
Other comprehensive income	-	-	-	237	237
Balance, September 30, 2020	$6,722	$32,377	$40,158	$1,200	$80,457

     * Common stock and capital surplus as of June 30, 2019 includes the 5% stock dividend distributable effective July 5, 2019.

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the nine months ended
	September 30, 2020	September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,362	$5,258
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,367	500
Net amortization and accretion of securities	471	200
Net gains on sale of securities	(734)	(71)
Earnings on bank owned life insurance	(327)	(687)
Amortization of intangible assets	74	67
Depreciation and other amortization	1,395	1,338
Stock option expense	88	71
Stock grants, unrestricted	-	424
Stock grant expense, restricted	96	3
Net change in:
Accrued interest receivable and other assets	(1,117)	(2,447)
Accrued interest payable and other liabilities	(19)	(58)
Net cash provided by operating activities	6,656	4,598

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in restricted investments	(1,753)	(1)
Purchases of available for sale securities	(122,372)	(40,608)
Proceeds from maturities, calls and principal payments of available for sale securities	34,821	4,573
Proceeds from sales of available for sale securities	62,184	21,065
Net decrease (increase) in organic loans	(117,081)	9,654
Net decrease in purchased loans	19,437	4,024
Cash payment for wealth management book of business	(50)	(50)
Proceeds from settlement of bank owned life insurance	-	1,176
Purchase of bank premises and equipment	(132)	(124)
Net cash used in investing activities	(124,946)	(291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW accounts, and money market accounts	84,493	(8,148)
Net increase (decrease) in certificates of deposit and other time deposits	(11,183)	15,061
Net increase in borrowings	40,000	-
Proceeds from stock options exercised	-	102
Cash payment for stock dividend fractional shares	-	(5)
Cash dividends paid	(2,433)	(2,336)
Net cash provided by financing activities	110,877	4,674
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(7,413)	$8,981

CASH AND CASH EQUIVALENTS:
Beginning of period	$19,085	$18,874
End of period	$11,672	$27,855

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$2,788	$2,963
Taxes	$1,991	$1,650

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain on available for sale securities	$1,573	$1,697
Initial right-of-use assets obtained in exchange for new operating lease liabilities	$711	$4,279

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2020

Note 1.  Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Virginia National Bankshares Corporation (the “Company”), and its subsidiaries Virginia National Bank (the “Bank”) and Masonry Capital Management, LLC (“Masonry Capital”), a registered investment advisor.  Beginning in 2019, the services offered under the umbrella of VNB Wealth are provided by Masonry Capital or by the Bank under VNB Trust & Estate Services or Sturman Wealth Advisors, formerly known as VNB Investment Services.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

The preparation of financial statements in conformity with GAAP and the reporting guidelines prescribed by regulatory authorities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses (including impaired loans), other-than-temporary impairment of securities, intangible assets, and fair value measurements. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2019. If needed, certain previously reported amounts have been reclassified to conform to current period presentation. No such reclassifications were significant.

Adoption of New Accounting Guidance

Interagency COVID-19 Guidance In March 2020, various regulatory agencies, including the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification (“ASC”) 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), issued by the Financial Accounting Standards Board (“FASB”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. This interagency guidance may have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time.

Recent Accounting Pronouncements

Financial Instruments – Credit Losses In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASUs 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03.  These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters.  Smaller reporting companies who file with the U.S.

Securities and Exchange Commission (“SEC”), such as the Company, and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements.  Early in 2017, the Company formed a cross-functional steering committee, including some members of senior management, to provide governance and guidance over the project plan.  The Company is capturing the additional loan data which is anticipated to be needed for this calculation.  The extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time.  Upon adoption, the impact to the allowance for credit losses (currently allowance for loan losses) will have an offsetting one-time cumulative-effect adjustment to retained earnings.

Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin (“SAB”) 119.  SAB 119 updated portions of SEC interpretative guidance to align with FASB ASC 326, “Financial Instruments – Credit Losses.”  It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

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

LIBOR and Other Reference Rates In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022.  To facilitate an orderly transition from LIBOR, Inter-bank Offered Rate (“IBOR”) and other benchmark rates to alternative reference rates (“ARRs”), the Company has established a focus committee, which includes members of senior management, including the Chief Credit Officer and Chief Financial Officer, among others.  The task of this committee is to identify, assess and monitor risk associated with the expected discontinuation or unavailability of benchmarks, including LIBOR, achieve operations readiness and engage impacted clients in connection with the transition to ARRs.  The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

SEC Filing Requirements On March 12, 2020, the SEC finalized amendments to the definitions of its “accelerated filer” and “large accelerated filer” definitions. The amendments increase the threshold criteria for meeting these filer classifications and are effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer’s first annual report filed with the SEC subsequent to the effective date. Prior to these changes, the Company was required to comply with section 404(b) of the Sarbanes Oxley Act concerning auditor attestation over internal control over financial reporting as an “accelerated filer” as it had more than $75 million in public float but less than $700 million at the end of the Company’s most recent second quarter. The rule change expands the definition of “smaller reporting companies” to include entities with public float of less than $700 million and less than $100 million in annual revenues. The Company expects that it will no longer be considered an accelerated filer beginning in 2021.  If the Company’s annual revenues exceed $100 million, its category will change back to “accelerated filer”. The classifications of “accelerated filer” and “large accelerated filer” require a public company to obtain an auditor attestation concerning the effectiveness of internal control over financial reporting (“ICFR”) and include the opinion on ICFR in its annual report on Form 10-K.   All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of internal control over financial reporting, but the external auditor attestation of internal control over financial reporting is not required for smaller reporting companies.  As the Bank’s total assets exceed $500 million, it remains subject to FDICIA’s internal reporting requirements, but does not require an auditor attestation concerning internal controls over financial reporting. As such, professional and consulting expenditures should decline by an immaterial amount.

Nonrefundable Fees and Other Costs In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable fees and Other Costs.” This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years.  Early adoption is not permitted. All entities should apply ASU No. 2020-08 on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Company does not expect the adoption of ASU 2020-08 to have a material impact on its consolidated financial statements.

Note 2.  Securities

The amortized cost and fair values of securities available for sale as of September 30, 2020 and December 31, 2019 were as follows (dollars in thousands):

September 30, 2020		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$19,996	$3	$(159)	$19,840
Mortgage-backed securities/CMOs	63,462	790	(94)	64,158
Municipal bonds	56,268	1,075	(96)	57,247
Total Securities Available for Sale	$139,726	$1,868	$(349)	$141,245

December 31, 2019		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$15,000	$-	$(48)	$14,952
Corporate bonds	7,469	-	-	7,469
Mortgage-backed securities/CMOs	71,970	76	(314)	71,732
Municipal bonds	19,656	282	(50)	19,888
Total Securities Available for Sale	$114,095	$358	$(412)	$114,041

As of September 30, 2020, there were $53.1 million, or 32 issues of individual securities, held in an unrealized loss position.  These securities have an unrealized loss of $349 thousand and consisted of 11 mortgage-backed/collateralized mortgage obligations (“CMOs”), 12 municipal bonds, and 9 agency bonds.

The following table summarizes all securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, at September 30, 2020, and December 31, 2019 (dollars in thousands):

September 30, 2020
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$15,340	$(159)	$—	$—	$15,340	$(159)
Mortgage-backed/CMOs	22,496	(94)	—	—	22,496	(94)
Municipal bonds	15,266	(96)	—	—	15,266	(96)
	$53,102	$(349)	$—	$—	$53,102	$(349)

December 31, 2019
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$9,957	$(43)	$1,995	$(5)	$11,952	$(48)
Mortgage-backed/CMOs	39,061	(228)	7,716	(86)	46,777	(314)
Municipal bonds	5,922	(50)	—	—	5,922	(50)
	$54,940	$(321)	$9,711	$(91)	$64,651	$(412)

The Company’s securities portfolio is primarily made up of fixed rate bonds, the prices of which move inversely with interest rates.  Any unrealized losses are considered by management to be driven by increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  At the end of any accounting period, the portfolio may have both unrealized gains and losses.  Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality.  Accordingly, as of September 30, 2020, management believes the impairments detailed in the table above are temporary, and no impairment loss has been realized in the Company’s consolidated income statement.

An “other-than-temporary impairment” (“OTTI”) is considered to exist if either of the following conditions are met: it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or the Company does not expect to recover the security’s entire amortized cost basis (even if the Company does not intend to sell).  In the event that a security would suffer impairment for a reason that was “other than temporary,” the Company would be expected to write down the security’s value to its new fair value, and the amount of the write down would be included in earnings as a realized loss.  As of September 30, 2020, management has concluded that none of its investment securities have an OTTI based upon the information available.  Additionally, management has the ability to hold any security with an unrealized loss until maturity or until such time as the value of the security has recovered from its unrealized loss position.

Securities having carrying values of $6.0 million at September 30, 2020 were pledged as collateral to secure public deposits and facilitate borrowing from the Federal Reserve Bank of Richmond (“FRB”).  At December 31, 2019, securities having carrying values of $5.0 million were similarly pledged.

For the nine months ended September 30, 2020, proceeds from the sales of securities amounted to $62.2 million, with gross realized gains of $882 thousand and gross realized losses of $147 thousand, for a net realized gain of $734 thousand. For the nine months ended September 30, 2019, proceeds from the sales of securities amounted to $21.1 million, with gross realized gains of $114 thousand and gross realized losses of $43 thousand, for a net realized gain of $71 thousand.

Restricted securities are securities with limited marketability and consist of stock in the FRB, the Federal Home Loan Bank of Atlanta (“FHLB”), and CBB Financial Corporation, the holding company for Community Bankers Bank.  These restricted securities, totaling $3.4 million and $1.7 million as of September 30, 2020 and December 31, 2019, are carried at cost. The increase was attributed to the required purchase of additional FHLB stock with the advances made in the third quarter of 2020.

Note 3.  Loans

The composition of the loan portfolio by loan classification at September 30, 2020 and December 31, 2019 appears below (dollars in thousands).

	September 30,	December 31,
	2020	2019
Commercial
Commercial and industrial - organic	$32,949	$38,843
Commercial and industrial - Paycheck Protection Program	84,706	—
Commercial and industrial - government guaranteed	32,455	35,347
Commercial and industrial - syndicated	6,367	6,398
Total commercial and industrial	156,477	80,588
Real estate construction and land
Residential construction	1,597	2,197
Commercial construction	15,565	6,880
Land and land development	6,591	8,063
Total construction and land	23,753	17,140
Real estate mortgages
1-4 family residential, first lien, investment	61,656	44,099
1-4 family residential, first lien, owner occupied	18,848	20,671
1-4 family residential, junior lien	2,625	2,520
1-4 family residential - purchased	22,368	33,428
Home equity lines of credit, first lien	9,827	10,268
Home equity lines of credit, junior lien	8,537	9,671
Farm	7,217	8,808
Multifamily	36,113	27,093
Commercial owner occupied	98,219	96,117
Commercial non-owner occupied	128,999	118,561
Total real estate mortgage	394,409	371,236
Consumer
Consumer revolving credit	19,312	20,081
Consumer all other credit	3,953	5,741
Student loans purchased	39,031	44,747
Total consumer	62,296	70,569
Total loans	636,935	539,533
Less: Allowance for loan losses	(5,334)	(4,209)
Net loans	$631,601	$535,324

During the nine months ended September 30, 2020, the Bank originated $86.9 million of Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans, which were designed to provide economic relief to small businesses adversely impacted by COVID-19.

The balances in the table above include unamortized premiums and net deferred loan costs (fees). As of September 30, 2020 and December 31, 2019, unamortized premiums on loans purchased were $2.0 million and $2.5 million, respectively.  Net deferred loan costs (fees) totaled $(2.1) million and $100 thousand as of September 30, 2020 and December 31, 2019.  The deferred fees increased $2.2 million due to the fees collected from the SBA for the PPP loans that are being amortized over the contractual life of the underlying loans, most of which are over a 24-month period.

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

The following tables reflect the breakdown by class of the loans classified as impaired loans as of September 30, 2020 and December 31, 2019.  These loans are reported at their recorded investment, which is the carrying amount of the loan as reflected on the Company’s balance sheet, net of charge-offs and other amounts applied to reduce the net book balance.  Average recorded investment in impaired loans is computed using an average of month-end balances for these loans for either the nine months ended September 30, 2020 or the twelve months ended December 31, 2019.  Interest income recognized is for the nine months ended September 30, 2020 or the twelve months ended December 31, 2019 (dollars below reported in thousands).

September 30, 2020	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
Land and land development	$9	$56	$-	$185	$-
1-4 family residential mortgages, junior lien	110	110	-	115	4
Commercial non-owner occupied real estate	838	838	-	865	35
Total impaired loans without a valuation allowance	957	1,004	-	1,165	39

Impaired loans with a valuation allowance
Student loans purchased	1,202	1,202	4	1,110	58
Total impaired loans with a valuation allowance	1,202	1,202	4	1,110	58
Total impaired loans	$2,159	$2,206	$4	$2,275	$97

December 31, 2019	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
Land and land development	$279	$324	$-	$67	$13
1-4 family residential mortgages, first lien, owner occupied	-	-	-	20	2
1-4 family residential mortgages, junior lien	117	117	-	122	6
Commercial and industrial - organic	20	20	-	3	1
Commercial non-owner occupied real estate	879	879	-	900	48
Total impaired loans without a valuation allowance	1,295	1,340	-	1,112	70

Impaired loans with a valuation allowance
Student loans purchased	1,184	1,184	21	1,549	86
Total impaired loans with a valuation allowance	1,184	1,184	21	1,549	86
Total impaired loans	$2,479	$2,524	$21	$2,661	$156

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

	September 30, 2020	December 31, 2019
Land and land development	$9	$279
Commercial and industrial - organic	-	20
Total non-accrual loans	$9	$299

Additionally, TDRs are considered impaired loans.  TDRs occur when the Company agrees to modify the original terms of a loan by granting a concession that it would not otherwise consider due to the deterioration in the financial condition of the borrower.  These concessions are done in an attempt to improve the paying capacity of the borrower, and in some cases to avoid foreclosure, and are made with the intent to restore the loan to a performing status once sufficient payment history can be demonstrated.  These concessions could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions.

In accordance with regulatory guidance, the Bank has approved for certain customers who have been adversely affected by COVID-19 to defer principal-only, or principal and interest, payments for a 90- to 180-day period.  Such short-term modifications, which were made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs.  While interest will continue to accrue to income, in accordance with GAAP, if the Bank ultimately incurs a credit loss on these deferred payments, interest income would need to be reversed and therefore, interest income in future periods could be negatively impacted.  A total of $58.4 million in loan deferments have been approved since the beginning of the pandemic.  As of September 30, 2020, $48.9 million, or 83.8%, of the total loan deferments approved have returned to normal payment schedules and are now current.

Based on regulatory guidance on student lending, the Company has classified 81 of its student loans purchased as TDRs for a total of $1.2 million as of September 30, 2020.  These borrowers that should have been in repayment have requested and been granted payment extensions or reductions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered restructurings.  Student loan borrowers are allowed in-school deferments, plus an automatic six-month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance.  Initially, all student loans were fully insured by a surety bond, and the Company did not expect to experience a loss on these loans.  Based on the loss of insurance after July 27, 2018 due to the insolvency of the insurer, management has evaluated these loans individually for impairment and included any probable loss in the allowance for loan losses; interest continues to accrue on these TDRs during any deferment and forbearance periods.

The following provides a summary, by class, of TDRs that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and TDRs that have been placed in non-accrual status, which are considered to be nonperforming (dollars in thousands).

Troubled debt restructurings	September 30, 2020		December 31, 2019
	No. of	Recorded	No. of	Recorded
	Loans	Investment	Loans	Investment
Performing TDRs
1-4 family residential mortgages, junior lien	1	$110	1	$117
Commercial non-owner occupied real estate	1	838	1	879
Student loans purchased	81	1,202	67	1,184
Total performing TDRs	83	$2,150	69	$2,180

Nonperforming TDRs
Land and land development	1	$9	1	$13
Total nonperforming TDRs	1	$9	1	$13
Total TDRs	84	$2,159	70	$2,193

A summary of loans shown above that were modified under the terms of a TDR during the three and nine months ended September 30, 2020 and 2019 is shown below by class (dollars in thousands).  The Post-Modification Recorded Balance reflects the period end balances, inclusive of any interest capitalized to principal, partial principal paydowns, and principal charge-offs since the modification date.  Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

	For three months ended			For three months ended
	September 30, 2020			September 30, 2019
	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance
Student loans purchased	9	$119	$119	10	$78	$78
Total loans modified during the period	9	$119	$119	10	$78	$78

	For the nine months ended			For the nine months ended
	September 30, 2020			September 30, 2019
	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance
Student loans purchased	15	$168	$168	12	$133	$133
Total loans modified during the period	15	$168	$168	12	$133	$133

During the nine months ended September 30, 2020, there were two loans modified as TDRs that subsequently defaulted which had been modified as TDRs during the twelve months prior to default.  These student loans had a balance of $7 thousand prior to being charged off. There were three loans modified as a TDR that subsequently defaulted during the year ended December 31, 2019 which had been modified as a TDR during the twelve months prior to default.  These student loans had balances totaling $23 thousand prior to being charged off.

There were no loans secured by 1-4 family residential property that were in the process of foreclosure at either September 30, 2020 or December 31, 2019.

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
Multifamily
Commercial owner occupied
Commercial non-owner occupied

Consumer loan segment:
Consumer revolving credit
Consumer all other credit
Student loans purchased

1 Commercial and industrial – government guaranteed class excludes PPP loans

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

•	Commercial and industrial government guaranteed loans - These purchased loans require no reserve as these are 100% guaranteed by either the SBA or the United States Department of Agriculture.
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

The Company’s internal creditworthiness grading system is based on experiences with similarly graded loans. The Company performs regular credit reviews of the loan portfolio to review the credit quality and adherence to its underwriting standards. Additionally, external reviews of a portion of the credits are conducted annually.

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

The following represents the loan portfolio designated by the internal risk ratings assigned to each credit as of September 30, 2020 and December 31, 2019 (dollars in thousands). There were no loans rated “Doubtful” as of either period.

September 30, 2020	Excellent	Good	Pass	Watch	Special Mention	Sub- standard	TOTAL
Commercial
Commercial and industrial - organic	$6,313	$14,985	$11,084	$-	$-	$567	$32,949
Commercial and industrial - Paycheck Protection Program	84,706	-	-	-	-	-	84,706
Commercial and industrial - government guaranteed	32,455	-	-	-	-	-	32,455
Commercial and industrial - syndicated	-	-	6,367	-	-	-	6,367
Real estate construction
Residential construction	-	-	1,597	-	-	-	1,597
Commercial construction	-	-	15,565	-	-	-	15,565
Land and land development	-	-	6,375	-	-	216	6,591
Real estate mortgages
1-4 family residential, first lien investment	-	-	58,089	2,349	544	674	61,656
1-4 family residential, first lien, owner occupied	-	-	16,633	1,012	640	563	18,848
1-4 family residential, junior lien	-	-	2,471	30	14	110	2,625
1-4 family residential, first lien - purchased	-	-	22,368	-	-	-	22,368
Home equity lines of credit, first lien	-	-	9,827	-	-	-	9,827
Home equity lines of credit, junior lien	-	-	8,371	84	-	82	8,537
Farm	-	-	5,650	302	-	1,265	7,217
Multifamily	-	-	35,720	228	-	165	36,113
Commercial owner occupied	-	-	88,810	1,153	-	8,256	98,219
Commercial non-owner occupied	-	-	126,754	995	-	1,250	128,999
Consumer
Consumer revolving credit	844	18,218	250	-	-	-	19,312
Consumer all other credit	409	3,027	516	-	-	1	3,953
Student loans purchased	-	-	37,339	1,407	132	153	39,031
Total Loans	$124,727	$36,230	$453,786	$7,560	$1,330	$13,302	$636,935

December 31, 2019	Excellent	Good	Pass	Watch	Special Mention	Sub- standard	TOTAL
Commercial
Commercial and industrial - organic	$6,463	$16,453	$14,257	$1,493	$37	$140	$38,843
Commercial and industrial - government guaranteed	35,347	-	-	-	-	-	35,347
Commercial and industrial - syndicated	-	-	6,398	-	-	-	6,398
Real estate construction
Residential construction	-	-	2,197	-	-	-	2,197
Commercial construction	-	-	6,880	-	-	-	6,880
Land and land development	-	-	7,563	207	-	293	8,063
Real estate mortgages
1-4 family residential, first lien, investment	-	-	39,641	4,076	-	382	44,099
1-4 family residential, first lien, owner occupied	-	-	19,578	1,040	-	53	20,671
1-4 family residential, junior lien	-	-	2,029	33	17	441	2,520
1-4 family residential, first lien - purchased	-	-	33,428	-	-	-	33,428
Home equity lines of credit, first lien	-	-	9,591	677	-	-	10,268
Home equity lines of credit, junior lien	-	-	9,357	232	-	82	9,671
Farm	-	-	6,149	318	-	2,341	8,808
Multifamily	-	-	26,690	403	-	-	27,093
Commercial owner occupied	-	-	86,884	5,928	1,677	1,628	96,117
Commercial non-owner occupied	-	-	116,092	1,558	-	911	118,561
Consumer					-
Consumer revolving credit	279	19,176	606	20	-	-	20,081
Consumer all other credit	199	5,035	507	-	-	-	5,741
Student loans purchased	-	-	42,598	1,729	211	209	44,747
Total Loans	$42,288	$40,664	$430,445	$17,714	$1,942	$6,480	$539,533

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

As of March 31, 2020 and June 30, 2020, the Company downgraded the economic qualitative factors within its ALLL model in light of the effects of COVID-19 on the economy. No additional downgrades of such factors were taken during the quarter ended September 30, 2020. If economic conditions improve or worsen, the Company could experience changes in the required ALLL.  It is possible that asset quality metrics could decline in the future if the effects of COVID-19 are sustained.

For each segment and class of loans, management must exercise significant judgment to determine the estimation method that fits the credit risk characteristics of its various segments. Although this evaluation is inherently subjective, qualified management utilizes its significant knowledge and experience related to both the Company’s market and the history of the Company’s loan losses.

Impaired loans are individually evaluated and, if deemed appropriate, a specific allocation is made for these loans. In reviewing the loans classified as impaired loans totaling $2.2 million at September 30, 2020, a specific valuation allowance was recognized after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the borrower.  The $4 thousand in the allowance total shown below as individually evaluated for impairment was attributed to the impaired student loans that required an allowance as of September 30, 2020 due to the loss of the insurance on this portfolio as discussed previously.

A summary of the transactions in the Allowance for Loan Losses by loan portfolio segment for the nine months ended September 30, 2020 and the year ended December 31, 2019 appears below (dollars in thousands):

Allowance for Loan Losses Rollforward by Portfolio Segment

As of and for the period ended September 30, 2020
	Commercial Loans	Real Estate Construction and Land	Real Estate Mortgages	Consumer Loans	Total
Allowance for Loan Losses:
Balance as of beginning of year	$302	$109	$2,684	$1,114	$4,209
Charge-offs	-	-	-	(643)	(643)
Recoveries	23	-	-	378	401
Provision for (recovery of) loan losses	(86)	65	997	391	1,367
Ending Balance	$239	$174	$3,681	$1,240	$5,334

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$4	$4
Collectively evaluated for impairment	239	174	3,681	1,236	5,330
Loans:
Individually evaluated for impairment	$-	$9	$948	$1,202	$2,159
Collectively evaluated for impairment	156,477	23,744	393,461	61,094	634,776
Ending Balance	$156,477	$23,753	$394,409	$62,296	$636,935

As of and for the period ended December 31, 2019
	Commercial Loans	Real Estate Construction and Land	Real Estate Mortgages	Consumer Loans	Total
Allowance for Loan Losses:
Balance as of beginning of year	$811	$119	$2,611	$1,350	$4,891
Charge-offs	(482)	-	-	(1,777)	(2,259)
Recoveries	51	1	14	136	202
Provision for (recovery of) loan losses	(78)	(11)	59	1,405	1,375
Ending Balance	$302	$109	$2,684	$1,114	$4,209

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$21	$21
Collectively evaluated for impairment	302	109	2,684	1,093	4,188
Loans:
Individually evaluated for impairment	$20	$279	$996	$1,184	$2,479
Collectively evaluated for impairment	80,568	16,861	370,240	69,385	537,054
Ending Balance	$80,588	$17,140	$371,236	$70,569	$539,533

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

The following tables show the aging of past due loans as of September 30, 2020 and December 31, 2019 (dollars below reported in thousands).

Past Due Aging as of September 30, 2020	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing
Commercial loans
Commercial and industrial - organic	$-	$-	$-	$-	$32,949	$32,949	$-
Commercial and industrial - Paycheck Protection Program	-	-	-	-	84,706	84,706	-
Commercial and industrial - government guaranteed	491	-	-	491	31,964	32,455	-
Commercial and industrial - syndicated	-	-	-	-	6,367	6,367	-
Real estate construction and land
Residential construction	-	-	-	-	1,597	1,597	-
Commercial construction	-	-	-	-	15,565	15,565	-
Land and land development	-	12	-	12	6,579	6,591	-
Real estate mortgages
1-4 family residential, first lien, investment	-	75	-	75	61,581	61,656	-
1-4 family residential, first lien, owner occupied	-	-	-	-	18,848	18,848	-
1-4 family residential, junior lien	-	-	-	-	2,625	2,625	-
1-4 family residential - purchased	-	500	-	500	21,868	22,368	-
Home equity lines of credit, first lien	-	-	-	-	9,827	9,827	-
Home equity lines of credit, junior lien	-	-	-	-	8,537	8,537	-
Farm	-	-	-	-	7,217	7,217	-
Multifamily	-	-	-	-	36,113	36,113	-
Commercial owner occupied	-	-	-	-	98,219	98,219	-
Commercial non-owner occupied	-	-	-	-	128,999	128,999	-
Consumer loans
Consumer revolving credit	-	-	-	-	19,312	19,312	-
Consumer all other credit	-	-	-	-	3,953	3,953	-
Student loans purchased	205	133	61	399	38,632	39,031	61
Total Loans	$696	$720	$61	$1,477	$635,458	$636,935	$61

Past Due Aging as of December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing
Commercial loans
Commercial and industrial - organic	$604	$20	$-	$624	$38,219	$38,843	$-
Commercial and industrial - government guaranteed	-	-	548	548	34,799	35,347	548
Commercial and industrial - syndicated	-	-	-	-	6,398	6,398	-
Real estate construction and land
Residential construction	-	-	-	-	2,197	2,197	-
Commercial construction	-	-	-	-	6,880	6,880	-
Land and land development	1	-	280	281	7,782	8,063	14
Real estate mortgages
1-4 family residential, first lien, investment	188	-	-	188	43,911	44,099	-
1-4 family residential, first lien, owner occupied	-	123	-	123	20,548	20,671	-
1-4 family residential, junior lien	-	-	-	-	2,520	2,520	-
1-4 family residential - purchased	501	158	-	659	32,769	33,428	-
Home equity lines of credit, first lien	-	-	-	-	10,268	10,268	-
Home equity lines of credit, junior lien	-	-	-	-	9,671	9,671	-
Farm	-	-	-	-	8,808	8,808	-
Multifamily	-	-	-	-	27,093	27,093	-
Commercial owner occupied	-	-	-	-	96,117	96,117	-
Commercial non-owner occupied	-	-	-	-	118,561	118,561	-
Consumer loans
Consumer revolving credit	20	-	-	20	20,061	20,081	-
Consumer all other credit	43	-	-	43	5,698	5,741	-
Student loans purchased	697	218	209	1,124	43,623	44,747	209
Total Loans	$2,054	$519	$1,037	$3,610	$535,923	$539,533	$771

Note 5.  Net Income Per Share

On June 13, 2019, the Board of Directors approved a stock dividend of five percent (5%) on the outstanding shares of common stock of the Company (or .05 share for each share outstanding) which was issued on July 5, 2019 to all shareholders of record as of the close of business on June 26, 2019, referred to as the “5% Stock Dividend”.  Shareholders received cash in lieu of any fractional shares that they otherwise would have been entitled to receive in connection with the stock dividend.  The price paid for fractional shares was based on the volume-weighted average price of a share of common stock for the most recent three days prior to the record date during which a trade of the Company’s stock occurred.

For the following table, share and per share data have been adjusted to reflect the 5% Stock Dividend. The table shows the weighted average number of shares used in computing net income per common share and the effect of the weighted average number of shares of potential dilutive common stock for the three and nine months ended September 30, 2020 and 2019. Diluted net income per share is computed based on the weighted average number of shares of common stock equivalents outstanding, to the extent dilutive.  The Company’s common stock equivalents relate to outstanding common stock options. Unvested restricted stock as noted in the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 is included in the calculation of basic and diluted net income per share (dollars below reported in thousands except per share data).

Three Months Ended	September 30, 2020			September 30, 2019
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic net income per share	$1,870	2,714,273	$0.69	$1,897	2,689,092	$0.71
Effect of dilutive stock options	-	624	-	-	1,022	-
Diluted net income per share	$1,870	$2,714,897	$0.69	$1,897	$2,690,114	$0.71

Nine Months Ended	September 30, 2020			September 30, 2019
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic net income per share	$5,362	2,705,730	$1.98	$5,258	2,685,134	$1.96
Effect of dilutive stock options	-	708	-	-	3,627	-
Diluted net income per share	$5,362	$2,706,438	$1.98	$5,258	$2,688,761	$1.96

For the nine months ended September 30, 2020, there were 145,404 option shares considered anti-dilutive and excluded from this calculation. For the nine months ended September 30, 2019, there were 66,301 option shares, as adjusted, considered anti-dilutive and excluded from this calculation.
Note 6.  Stock Incentive Plans

At the Annual Shareholders Meeting on May 21, 2014, shareholders approved the Virginia National Bankshares Corporation 2014 Stock Incentive Plan (“2014 Plan”). The 2014 Plan makes available up to 275,625 shares of the Company’s common stock, as adjusted by the 5% Stock Dividend and prior stock dividends, to be issued to plan participants. The 2014 Plan provides for granting of both incentive and nonqualified stock options, as well as restricted stock and other stock-based awards. No new grants will be issued under the 2005 Stock Incentive Plan (“2005 Plan”) as this plan has expired.

For the 2014 Plan and the 2005 Plan (the “Plans”), the option price of incentive stock options cannot be less than the fair value of the stock at the time an option is granted. Nonqualified stock options may be granted at prices established by the Board of Directors, including prices less than the fair value on the date of grant. Outstanding stock options generally expire ten years from the grant date. Stock options generally vest by the fourth or fifth anniversary of the date of the grant.

A summary of the shares issued and available under each of the Plans is shown below as of September 30, 2020.  Share data and exercise price range per share have been adjusted to reflect the 5% Stock Dividend and prior stock dividends.  Although the 2005 Plan has expired and no new grants will be issued under this plan, there were options issued before the plan expired that are still outstanding as shown below.

	2005 Plan	2014 Plan
Aggregate shares issuable	253,575	275,625
Options issued, net of forfeited and expired options	(59,870)	(162,047)
Unrestricted stock issued	-	(11,535)
Restricted stock grants issued	-	(26,268)
Cancelled due to Plan expiration	(193,705)	-
Remaining available for grant	-	75,775

Grants issued and outstanding:
Total vested and unvested shares	1,379	145,404
Fully vested shares	1,379	26,977
Exercise price range	$13.69 to $13.69	$23.75 to $42.62

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

Stock Options

Changes in the stock options outstanding related to the Plans are summarized below (dollars in thousands except per share data):

	September 30, 2020
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2020	80,783	$40.76
Issued	66,000	24.64
Exercised	—	—
Expired	—	—
Outstanding at September 30, 2020	146,783	$33.51	$28

Options exercisable at September 30, 2020	28,356	$40.53	$14

For the nine months ended September 30, 2020 and 2019, the Company recognized $88 thousand and $71 thousand, respectively, in compensation expense for stock options.  As of September 30, 2020, there was $432 thousand in unrecognized compensation expense remaining to be recognized in future reporting periods through 2025. The fair value of any stock option grant is estimated at the grant date using the Black-Scholes pricing model.  Stock option grants for 40,000 shares were issued during the three months ended September 30, 2020 and no stock option grants were issued during the three months ended September 30, 2019. Stock option grants for 66,000 shares were issued during the nine months ended September 30, 2020, and stock option grants for 420 shares were issued during the nine months ended September 30, 2019.

The fair value of each option granted in 2020 was estimated based on the assumptions noted in the following table:

For the nine months ended
September 30, 2020
Expected volatility[1]	22.97%
Expected dividends[2]	4.75%
Expected term (in years)[3]	6.50
Risk-free rate[4]	0.68%

1	Based on the monthly historical volatility of the Company’s stock price over the expected life of the options.
2	Calculated as the ratio of historical dividends paid per share of common stock to the stock price on the date of grant.
3	Based on the average of the contractual life and vesting period for the respective option.
4	Based upon an interpolated U.S. Treasury yield curve interest rate that corresponds to the contractual life of the option, in effect at the time of the grant.

Summary information pertaining to options outstanding at September 30, 2020 is shown below. Share and per share data have been adjusted to reflect the 5% Stock Dividend and prior stock dividends.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$10.65 to $20.00	1,379	2.4 Years	$13.69	1,379	$13.69
$20.01 to $30.00	67,103	9.7 Years	24.68	551	27.39
$30.01 to $40.00	20,820	8.4 Years	38.14	3,444	39.44
$40.01 to $42.62	57,481	7.6 Years	42.62	22,982	42.62
Total	146,783	8.7 Years	$33.51	28,356	$40.53

Stock Grants

Unrestricted stock grants - No unrestricted stock grants were issued in the nine months ended September 30, 2020.  On February 20, 2019, a total of 11,535 shares of unrestricted stock, as adjusted for the 5% Stock Dividend, were granted to non-employee directors and certain members of executive management for services to be provided during the year ended December 31, 2019. Based on the market price on February 20, 2019 of $38.65, the total expense for these shares of $424 thousand was expensed in 2019 as those services were provided.  As of September 30, 2019, $318 thousand of this total had been realized in stock grant expense.

Restricted stock grants – In September 2019, 4,000 restricted shares were granted to certain members of executive management, vesting over a four-year period.  In March 2020, 10,368 restricted shares were granted to non-employee directors, vesting over a four-year period.  In April 2020, 1,900 shares were issued to lenders in accordance with an internal lender incentive plan, vesting over a five-year period, and in May 2020, 10,000 restricted shares were granted to certain members of executive management, vesting over a four-year period.  For the three and nine months ended September 30, 2020, $42 thousand and $96 thousand, respectively, was expensed as a result of restricted stock grants.  As of September 30, 2020, there was $599 thousand in unrecognized compensation expense for restricted stock grants remaining to be recognized in future reporting periods through 2025. For the three and nine months ended September 30, 2019, $3 thousand in expense was incurred.

Changes in the restricted stock grants outstanding during the nine months ended September 30, 2020 are summarized below (dollars in thousands except per share data):

	September 30, 2020
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested as of January 1, 2020	4,000	$36.00	$96
Issued	22,268	25.34	537
Vested	(1,000)	(36.00)	(24)
Nonvested at September 30, 2020	25,268	$26.60	$609

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

The following tables present the balances measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 (dollars in thousands):

		Fair Value Measurements at September 30, 2020 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$19,840	$-	$19,840	$-
Mortgage-backed securities/CMOs	64,158	-	64,158	-
Municipal bonds	57,247	-	57,247	-
Total securities available for sale	$141,245	$-	$141,245	$-

		Fair Value Measurements at December 31, 2019 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$14,952	$-	$14,952	$-
Corporate bonds	7,469	-	7,469	-
Mortgage-backed securities/CMOs	71,732	-	71,732	-
Municipal bonds	19,888	-	19,888	-
Total securities available for sale	$114,041	$-	$114,041	$-

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

Other Real Estate Owned

Other real estate owned (“OREO”) is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the Allowance for Loan Losses.  Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the Consolidated Statements of Income. As of September 30, 2020 and December 31, 2019, the Company had no OREO property.

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

Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. The Company had impaired loans of $2.2 million as of September 30, 2020 and $2.5 million as of December 31, 2019. All impaired loans were measured based on expected future cash flows discounted at the loan’s effective interest rate, or fair value of collateral, as noted above.

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

The carrying values and estimated fair values of the Company's financial instruments as of September 30, 2020 and December 31, 2019 are as follows (dollars in thousands):

		Fair Value Measurements at September 30, 2020 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$11,672	$11,672	$-	$-	$11,672
Available for sale securities	141,245	-	141,245	-	141,245
Loans, net	631,601	-	-	633,165	633,165
Bank owned life insurance	16,739	-	16,739	-	16,739
Accrued interest receivable	2,878	-	530	2,348	2,878

Liabilities
Demand deposits and
interest-bearing transaction, money market, and savings accounts	$596,426	$-	$596,426	$-	$596,426
Certificates of deposit and other time deposits	98,095	-	98,995	-	98,995
Accrued interest payable	176	-	176	-	176

		Fair Value Measurements at December 31, 2019 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$19,085	$19,085	$-	$-	$19,085
Available for sale securities	114,041	-	114,041	-	114,041
Loans, net	535,324	-	-	523,507	523,507
Bank owned life insurance	16,412	-	16,412	-	16,412
Accrued interest receivable	2,240	-	385	1,855	2,240

Liabilities
Demand deposits and
interest-bearing transaction and money market accounts	$511,933	$-	$511,933	$-	$511,933
Certificates of deposit and other time deposits	109,278	-	109,848	-	109,848
Accrued interest payable	295	-	295	-	295

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

Note 8.  Other Comprehensive Income

A component of the Company’s other comprehensive income, in addition to net income from operations, is the recognition of the unrealized gains and losses on available for sale securities, net of income taxes.  Reclassifications of realized gains and losses on available for sale securities are reported in the income statement as “Gains on sales of securities” with the corresponding income tax effect reflected as a component of income tax expense.  Amounts reclassified out of accumulated other comprehensive income are presented below for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Available for sale securities
Realized gains on sales of securities	$91	$7	$734	$71
Tax effect	(19)	(1)	(154)	(15)
Realized gains, net of tax	$72	$6	$580	$56

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

•

VNB Trust & Estate Services – VNB Trust & Estate Services offers corporate trustee services, trust and estate administration, IRA administration and custody services.  Revenue for this segment is generated from administration, service and custody fees, as well as management fees that are derived from Assets Under Management and, prior to 2020, incentive income that was based on the investment returns generated on performance-based Assets Under Management.  Investment management services currently are offered through in-house and third-party managers.  In addition, royalty income, in the form of fixed and incentive fees, from the sale of Swift Run Capital Management, LLC in 2013 is reported as income of VNB Trust & Estate Services.  More information on royalty income and the related sale can be found under Summary of Significant Accounting Policies in Note 1 of the notes to consolidated financial statements, which is found in Item 8. Financial Statements and Supplementary Data, in the Company’s Form 10-K Report for December 31, 2019.

•

Masonry Capital - Masonry Capital offers investment management services for separately managed accounts and a private investment fund employing a value-based, catalyst-driven investment strategy.  Revenue for this segment is generated from management fees that are derived from Assets Under Management and incentive income that is based on the investment returns generated on performance-based Assets Under Management.

A management fee for administrative and technology support services provided by the Bank is allocated to the other three lines of business.  For both the three months ended September 30, 2020 and 2019, management fees totaling $25 thousand were charged by the Bank and eliminated in consolidated totals.  For both the nine months ended September 30, 2020 and 2019, management fees totaling $75 thousand were charged by the Bank and eliminated in consolidated totals.

Segment information for the three and nine months ended September 30, 2020 and 2019 is shown in the following tables (dollars in thousands). Note that asset information is not reported below, as the assets of Sturman Wealth Advisors and VNB Trust & Estate Services are reported at the Bank level; also, assets specifically allocated to the lines of business other than the Bank are insignificant and are no longer provided to the chief operating decision maker.

Three months ended September 30, 2020	Bank	Sturman Wealth Advisors	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$6,047	$-	$-	$-	$6,047
Provision for loan losses	224	-	-	-	224
Noninterest income	970	176	192	87	1,425
Noninterest expense	4,373	155	196	211	4,935
Income (loss) before income taxes	2,420	21	(4)	(124)	2,313
Provision for income taxes	466	4	(1)	(26)	443
Net income (loss)	$1,954	$17	$(3)	$(98)	$1,870

Nine months ended September 30, 2020	Bank	Sturman Wealth Advisors	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$17,177	$-	$-	$-	$17,177
Provision for loan losses	1,367	-	-	-	1,367
Noninterest income	3,316	516	625	263	4,720
Noninterest expense	12,147	483	668	584	13,882
Income (loss) before income taxes	6,979	33	(43)	(321)	6,648
Provision for income taxes	1,355	7	(9)	(67)	1,286
Net income (loss)	$5,624	$26	$(34)	$(254)	$5,362

Three months ended September 30, 2019	Bank	Sturman Wealth Advisors	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$5,474	$-	$-	$-	$5,474
Provision for (recovery of) loan losses	(120)	-	-	-	(120)
Noninterest income	786	159	314	68	1,327
Noninterest expense	3,905	155	308	193	4,561
Income (loss) before income taxes	2,475	4	6	(125)	2,360
Provision for income taxes	487	1	1	(26)	463
Net income (loss)	$1,988	$3	$5	$(99)	$1,897

Nine months ended September 30, 2019	Bank	Sturman Wealth Advisors	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$16,503	$-	$-	$-	$16,503
Provision for loan losses	500	-	-	-	500
Noninterest income	2,496	451	1,008	131	4,086
Noninterest expense	11,777	438	918	524	13,657
Income (loss) before income taxes	6,722	13	90	(393)	6,432
Provision for income taxes	1,234	3	19	(82)	1,174
Net income (loss)	$5,488	$10	$71	$(311)	$5,258

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

The following tables present information about the Company’s leases (dollars in thousands):

September 30, 2020
Lease liability	$3,783
Right-of-use asset	$3,725
Weighted average remaining lease term	5.35 years
Weighted average discount rate	2.55%

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Expense	2020	2019	2020	2019
Operating lease expense	$228	$203	$636	$611
Short-term lease expense	28	34	85	107
Total lease expense	$256	$237	$721	$718
Cash paid for amounts included in lease liabilities	$199	$196	$597	$589

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Undiscounted Cash Flow	September 30, 2020
Three months ending December 31, 2020	$218
Twelve months ending December 31, 2021	877
Twelve months ending December 31, 2022	839
Twelve months ending December 31, 2023	753
Twelve months ending December 31, 2024	544
Twelve months ending December 31, 2025	469
Thereafter	372
Total undiscounted cash flows	$4,072
Less: Discount	(289)
Lease liability	$3,783

Note 11.  Subsequent Event

On October 1, 2020, the Company announced the signing of a definitive merger agreement with Fauquier Bankshares, Inc. (“Fauquier”), pursuant to which the companies will combine in an all-stock merger with the Company as the surviving company.  At or immediately following consummation of the merger, The Fauquier Bank, the wholly owned banking subsidiary of Fauquier, will be merged with and into the Bank, with the Bank as the surviving bank. Under the terms of the merger agreement, Fauquier shareholders will receive 0.675 shares of Company stock for each share of Fauquier common stock they own.  Shareholders of the Company will own approximately 51.4% and Fauquier shareholders will own approximately 48.6% of the combined company.  The combined company will operate under the Virginia National Bankshares name and the combined bank will operate under the Virginia National Bank name.  Additional information on the merger can be found in the Company’s 8-Ks filed with the SEC on October 1, 2020 and October 2, 2020.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements, and notes thereto, of Virginia National Bankshares Corporation (the “Company”) included in this report and the audited consolidated financial statements, and notes thereto, of the Company included in the Company’s Form 10-K for the year ended December 31, 2019. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020 or any future period.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT COULD AFFECT FUTURE RESULTS

Certain statements contained or incorporated by reference in this quarterly report on Form 10-Q, including but not limited to, statements concerning future results of operations or financial position, borrowing capacity and future liquidity, future investment results, future credit exposure, future loan losses and plans and objectives for future operations, change in laws and regulations applicable to the Company and its subsidiaries, adequacy of funding sources, actuarial expected benefit payment, valuation of foreclosed assets, regulatory requirements, economic environment and other statements contained herein regarding matters that are not historical facts, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are often characterized by use of qualified words such as “expect,” “believe,” “estimate,” “project,” “anticipate,” “intend,” “will,” “should,” or words of similar meaning or other statements concerning the opinions or judgement of the Company and its management about future events. While Company management believes such statements to be reasonable, future events and predictions are subject to circumstances that are not within the control of the Company and its management.  Actual results may differ materially from those included in the forward-looking statements due to a number of factors, including, without limitation, the effects of and changes in: general economic and market conditions, including the effects of declines in real estate values, an increase in unemployment levels and general economic contraction as a result of COVID-19 or other pandemics; fluctuations in interest rates, deposits, loan demand, and asset quality; assumptions that underlie the Company’s allowance for loan losses (“ALLL”); the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts or public health events (e.g., COVID-19 or other pandemics), and of governmental and societal responses thereto; the performance of vendors or other parties with which the Company does business; competition; technology; laws, regulations and guidance; accounting principles or guidelines; performance of assets under management; expenses related to the Company’s proposed merger with Fauquier Bankshares, Inc. (“Fauquier”), unexpected delays related to the merger, or the inability to obtain regulatory and shareholder approvals or satisfy other closing conditions required to complete the merger; and other factors impacting financial services businesses.  Many of these factors and additional risks and uncertainties are described in the Company’s Form 10-K for the year ended December 31, 2019 (the “Company’s 2019 Form 10-K”) and other reports filed from time to time by the Company with the Securities and Exchange Commission (“SEC”). These statements speak only as of the date made, and the Company does not undertake to update any forward-looking statements to reflect changes or events that may occur after this release.

MERGER WITH FAUQUIER BANKSHARES, INC., AND THE FAUQUIER BANK

On October 1, 2020, the Company announced the signing of a definitive merger agreement with Fauquier, pursuant to which the companies will combine in an all-stock merger with the Company as the surviving company.  At or immediately following consummation of the merger, The Fauquier Bank, the wholly owned banking subsidiary of Fauquier, will be merged with and into the Virginia National Bank (the “Bank”), with the Bank as the surviving bank. Under the terms of the merger agreement, Fauquier shareholders will receive 0.675 shares of Company stock for each share of Fauquier common stock they own.  Shareholders of the Company will own approximately 51.4% and Fauquier shareholders will own approximately 48.6% of the combined company.  The combined company will operate under the Virginia National Bankshares name and the combined bank will operate under the Virginia National Bank name.  Additional information on the merger can be found in the Company’s 8-Ks filed with the SEC on October 1, 2020 and October 2, 2020.

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

Financial Condition and Results of Operations

The Company’s consolidated financial statements include estimates and assumptions made by management which affect the reported amounts of assets and liabilities, including the level of the ALLL that is established.  The ALLL calculation and resulting provision for loan losses are impacted by changes in economic conditions.  As of March 31, 2020 and June 30, 2020, the Company downgraded the economic qualitative factors within its ALLL model in light of the effects of COVID-19 on the economy. No additional downgrades of such factors were taken during the quarter ended September 30, 2020. If economic conditions improve or worsen, the Company could experience further changes in the required ALLL.  It is possible that asset quality metrics could decline in the future if the effects of COVID-19 are sustained.

While most industries have been adversely impacted by COVID-19, the Company has exposures on its balance sheet as of September 30, 2020 in the following categories of loans that are considered to have higher risk of significant impact:

•	Retail trade - $13.7 million, or 2.5% of loans
•	Hotels and motels - $13.7 million, or 2.5% of loans
•	Wholesale trade - $10.9 million, or 2.0% of loans
•	Arts, entertainment and recreation - $6.5 million, or 1.2% of loans
•	Caterers - $5.3 million, or 1.0% of loans, and
•	Full-service restaurants - $2.2 million, or 0.4% of loans

Note that the loan balances and percentages above do not include Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans made to entities within such categories.

Interest income could be reduced due to the economic impact of COVID-19.  In accordance with guidance from regulators, we are working with borrowers who have been adversely affected by COVID-19 to defer principal only, or principal and interest payments for a 90- to 180-day period.  While interest will continue to accrue to income, in accordance with accounting principles generally accepted in the United States (“GAAP”), if the Company ultimately incurs a credit loss on these deferred payments, interest income would need to be reversed and therefore, interest income in future periods could be negatively affected.  Since the beginning of the pandemic, the Company has accommodated 192 deferrals on outstanding loan balances of $58.4 million (of which 131 deferrals on outstanding loan balances of $1.8 million were related to student loans).  In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings (“TDRs”).

Primarily within the second quarter of 2020, the Company devoted significant resources to accept PPP applications, a program designed to provide a direct incentive for small businesses to keep employees on their payroll.  In total, the Company has closed 574 loans representing $86.9 million in funding, with average origination fees of 3.4%, assisting many nonprofits and local businesses through this program.  Loans funded through the PPP are fully guaranteed by the U.S. government.  The Company performed the required due diligence pursuant to the established SBA criteria; nonetheless, if a determination was made that certain loans did not meet the criteria established for the program, the Company may be required to establish additional ALLL through provision for loan loss expense which will negatively impact net income.

Throughout the onset of this pandemic, the Company has maintained its high standards of credit quality on organic loan funding to limit credit risk exposure.

Capital and Liquidity

As of September 30, 2020, capital ratios of the Company were in excess of regulatory requirements.  While currently included in the category of “well capitalized” by bank regulators, a prolonged economic recession could adversely impact reported and regulatory capital ratios.

The Company maintains access to multiple sources of liquidity.  Management has also revisited its capital and liquidity stress tests, as well as capital and liquidity contingency plans to validate how the Company can react effectively to the economic downturn caused by this pandemic and to gauge the amount of SBA PPP loans the Company could and should accept.

Goodwill

As of September 30, 2020, the goodwill on our balance sheet was not deemed to be impaired.  However, management may determine that goodwill is required to be evaluated for impairment in the future due to the presence of a triggering event, which may have a negative impact on the Company’s results of operations.

Operations, Processes, Controls and Business Continuity Plan

The Company reacted quickly to the COVID-19 pandemic.  We began internal social distancing in mid-March, as well as distancing from the public by keeping our drive-thru services available, and encouraging customers to conduct transactions at ATMs, through online banking and the mobile app.  The Company also increased consumer and business mobile deposit limits to encourage customers to make deposits remotely from the safety of their home or business. The Company implemented a schedule whereby most staff members are working remotely at any given time, allowing the remaining essential staff to create more distance between each other within the offices.  We temporarily increased the number of staff in the client service center to assist more customers by telephone and encourage them to utilize online and mobile banking.  The client service center was also temporarily moved to a larger location to allow for appropriate social distancing.  In addition, the Company enhanced disinfecting procedures to include hospital-grade cleaning solution and foggers, increased the frequency of cleaning and issued personal protective equipment, including N-95 and disposable face masks, face shields, sneeze guards, gloves and thermometers, to employees, along with specific instructions for use, to enhance their safety.  We also installed disinfecting protective strips to high touch areas and placed free-standing air filter machines throughout our facilities. We purchased COVID-19 instant test kits that we have on-site, ready to be deployed when needed, and we provided antibody testing options to all employees.  Management provides frequent email communications and social media updates regarding COVID-19, helpful tips and status of Company initiatives, as well as warning customers of potential scams during this pandemic.  Beginning mid-July, the Company took steps to resume normal branch activities with specific guidelines in place to continue protecting our customers and employees.

The Company’s preparedness resulted in minimal impact to the Company’s operations as a result of COVID-19.  Business continuity planning allowed for successful deployment of most of our employees to work in a remote environment.  No material operational or internal control risks have been identified to date, and the Company has enhanced fraud-related controls.

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

FINANCIAL CONDITION

Total assets

The total assets of the Company as of September 30, 2020 were $821.0 million. This is a $118.4 million increase from the $702.6 million total assets reported at December 31, 2019 and a $160.2 million increase from the $660.8 million reported at September 30, 2019. A $97.4 million increase in gross loans, primarily from the origination of $86.9 million in PPP loans, was the major reason for the increase in assets since year-end.  In addition, the Company increased the balances in its securities portfolio by $29.0 million since year-end.

Federal funds sold

The Company had overnight federal funds sold of $273 thousand as of September 30, 2020, compared to $4.2 million as of December 31, 2019 and $14.0 million as of September 30, 2019. Any excess funds are sold on a daily basis in the federal funds market.  The Company intends to maintain sufficient liquidity at all times to meet its funding commitments.

The Company continues to participate in the Excess Balance Account (“EBA”) of the Federal Reserve Bank of Richmond (“FRB”). The EBA is a limited-purpose account at the FRB for the maintenance of excess cash balances held by financial institutions. The EBA eliminates the potential of concentration risk that comes with depositing excess balances with one or multiple correspondent banks.

Securities

The Company’s investment securities portfolio as of September 30, 2020 totaled $144.7 million, an increase of $29.0 million compared with the $115.7 million reported at December 31, 2019 and an increase of $65.1 million from the $79.6 million reported at September 30, 2019.  Management proactively manages the mix of earning assets and cost of funds to maximize the earning capacity of the Company.  At September 30, 2020 and December 31, 2019, the investment securities holdings represented 17.6% and 16.5% of the Company’s total assets, respectively.

The Company’s investment securities portfolio included restricted securities totaling $3.4 million as of September 30, 2020, and $1.7 million as of December 31, 2019 and September 30, 2019. These securities represent stock in the FRB, the Federal Home Loan Bank of Atlanta (“FHLB”), and CBB Financial Corporation, the holding company for Community Bankers Bank. The level of FRB and FHLB stock that the Company is required to hold is determined in accordance with membership guidelines provided by the Board of Governors of the Federal Reserve System (“Federal Reserve”) and the FHLB, respectively. Stock ownership in the bank holding company for Community Bankers’ Bank provides the Company with several benefits that are not available to non-shareholder correspondent banks. None of these restricted securities are traded on the open market and can only be redeemed by the respective issuer.

At September 30, 2020, the unrestricted securities portfolio totaled $141.2 million. The following table summarizes the Company's available for sale securities by type as of September 30, 2020, December 31, 2019, and September 30, 2019 (dollars in thousands):

	September 30, 2020		December 31, 2019		September 30, 2019
		Percent		Percent		Percent
	Balance	of Total	Balance	of Total	Balance	of Total
U.S. Government agencies	$19,840	14.1%	$14,952	13.1%	$11,975	15.4%
Corporate bonds	-	-	7,469	6.5%	-	-
Mortgage-backed securities/CMOs	64,158	45.4%	71,732	63.0%	50,771	65.1%
Municipal bonds	57,247	40.5%	19,888	17.4%	15,184	19.5%
Total available for sale securities	$141,245	100.0%	$114,041	100.0%	$77,930	100.0%

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

Loan portfolio

A management objective is to grow loan balances while maintaining the asset quality of the loan portfolio. The Company seeks to achieve this objective by maintaining rigorous underwriting standards coupled with regular evaluation of the creditworthiness of, and the designation of lending limits for, each borrowing relationship. The portfolio strategies include seeking industry, loan size, and loan type diversification to minimize credit exposure and originating loans in markets with which the Company is familiar. The predominant market area for loans includes Charlottesville, Albemarle County, Winchester, Frederick County, Richmond and areas in the Commonwealth of Virginia that are within a 75-mile radius of any office of the Company.

As of September 30, 2020, total loans were $636.9 million, compared to $539.5 million as of December 31, 2019 and $522.1 million at September 30, 2019. Loans as a percentage of total assets at September 30, 2020 were 77.6%, compared to 79.0% as of September 30, 2019. Loans as a percentage of deposits at September 30, 2020 were 91.7%, compared to 90.1% as of September 30, 2019.

The following table summarizes the Company's loan portfolio by type of loan as of September 30, 2020, December 31, 2019, and September 30, 2019 (dollars in thousands):

	September 30, 2020		December 31, 2019		September 30, 2019
	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
Commercial and industrial	$156,477	24.6%	$80,588	14.9%	$81,513	15.6%
Real estate - commercial	270,548	42.5%	250,579	46.4%	246,554	47.2%
Real estate - residential mortgage	123,861	19.4%	120,657	22.4%	100,532	19.3%
Real estate - construction	23,753	3.7%	17,140	3.2%	16,671	3.2%
Consumer loans	62,296	9.8%	70,569	13.1%	76,834	14.7%
Total loans	$636,935	100.0%	$539,533	100.0%	$522,104	100.0%

Loan balances increased $97.4 million, or 18.1%, since December 31, 2019 and increased $114.8 million, or 22.0%, from September 30, 2019.  The increases are largely due to the origination of $86.9 million in PPP loans, as well as $10.5 million in net non-PPP loan growth in the first nine months of 2020 and the purchase of a $17.4 million 1-4 family residential mortgage package in the fourth quarter of 2019.

The purchase of loans is considered a secondary strategy, which allows the Company to supplement organic loan growth. Purchased loans with balances outstanding of $100.2 million as of September 30, 2020 were comprised of:

•

Student loans totaling $39.0 million. The Company purchased two student loan packages in 2015 and a third in the fourth quarter of 2016.  A fourth tranche was closed in December 2017. Along with the purchase of these four packages of student loans, the Company purchased surety bonds to fully insure this portion of the Company’s consumer portfolio.  However, during June 2018, ReliaMax Surety, the insurance company which issued the surety bonds, was placed into liquidation due to insolvency.  Loss claims were filed for loans in default as of July 27, 2018, when the surety bonds were terminated, and the Company received payment in the fourth quarter of 2019 on the balance of the claims approved by the liquidator.  The liquidator has notified the Company that it will be making distributions related to unearned premiums.  The Company expects to receive approximately $800 thousand from this distribution.  Student loans continue to be profitable for the Company.

•

Loans guaranteed by a U.S. government agency (“government guaranteed”) totaling $32.4 million, inclusive of premium. During the fourth quarter of 2016, the Company began augmenting the commercial and industrial portfolio with government guaranteed loans which represent the portion of loans that are 100% guaranteed by either the United States Department of Agriculture or the SBA; the originating institution holds the unguaranteed portion of each loan and services it. These government guaranteed portions of loans are typically purchased at a premium. In the event of early prepayment, the Company may need to write off any unamortized premium.

•

Mortgage loans totaling $22.4 million, inclusive of premium.  In each of the fourth quarters of 2019 and 2018, the Company purchased a package of 1-to-4 family residential mortgages.  Each of the adjustable rate loans purchased were individually underwritten by the Company prior to the closing of the purchases.  The collateral on these loans is located primarily on the East Coast of the United States.  The balance in purchased mortgage loans declined $11.1 million, or 33.1%, from December 31, 2019 to September 30, 2020, due to significant payoffs during this low rate environment.

•

Syndicated loans totaling $6.4 million. Syndicated loans represent shared national credits in leveraged lending transactions and are included in the commercial and industrial portfolio. The Company has developed policies to limit overall credit exposure to the syndicated market, as well as limits by industry and amount per borrower.  Management proactively manages shared national credits and has opportunistically increased or decreased exposure over time. In the third quarter of 2019, we elected to sell our interest in a credit which significantly lowered our ALLL and allowed for a recovery of loan loss provision.

Management will continue to evaluate loan purchase transactions to strengthen earnings, diversity the loan portfolio and supplement organic loan growth.

Loan quality

Non-accrual loans totaled $9 thousand at September 30, 2020, compared to the $299 thousand and $337 thousand reported at December 31, 2019 and September 30, 2019, respectively. The December 31, 2019 non-accrual balance included a loan which was foreclosed upon during the second quarter of 2020, with the Company being made whole on the loan with the proceeds from a third-party bidder without the Company’s taking title to the property.  The September 30, 2019 non-accrual balance included $337 thousand of student loan balances for which the Company has received payment from the liquidation process in the fourth quarter of 2019.

The Company had loans in its portfolio totaling $61 thousand, $771 thousand and $199 thousand, as of September 30, 2020, December 31, 2019 and September 30, 2019, respectively, that were 90 or more days past due, with all such loans still accruing interest as the Company deemed them to be collectible.  The balance as of December 31, 2019 included a loan of approximately $548 thousand, which was granted a deferral by the USDA and is 100% guaranteed by such governmental entity.

At September 30, 2020, the Company had loans classified as impaired loans in the amount of $2.2 million, compared to $2.5 million at December 31, 2019 and $2.6 million at September 30, 2019.  Based on regulatory guidance on student lending, the Company has classified 81 of its purchased student loans as TDRs for a total of $1.2 million as of September 30, 2020.  These borrowers that should have been in repayment have requested and been granted payment extensions or reductions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered restructurings.  Student loan borrowers are allowed in-school deferments, plus an automatic six-month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance.  Management has evaluated these loans individually for impairment and included any probable loss in the allowance for loan loss; interest continues to accrue on these TDRs during any deferment and forbearance periods.

Management identifies potential problem loans through its periodic loan review process and considers potential problem loans as those loans classified as special mention, substandard, or doubtful.

Allowance for loan losses

In general, the Company determines the adequacy of its ALLL by considering the risk classification and delinquency status of loans and other factors.  Management may also establish specific allowances for loans which management believes require allowances greater than those allocated according to their risk classification.  The purpose of the allowance is to provide for losses inherent in the loan portfolio.  Since risks to the loan portfolio include general economic trends as well as conditions affecting individual borrowers, the allowance is an estimate.  The Company is committed to determining, on an ongoing basis, the adequacy of its ALLL.  The Company applies historical loss rates to various pools of loans based on risk rating classifications.  In addition, the adequacy of the ALLL is further evaluated by applying estimates of loss that could be attributable to any one of the following eight qualitative factors:

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

As discussed earlier, the Company utilizes a loss migration model.  Migration analysis uses loan level attributes to track the movement of loans through various risk classifications in order to estimate the percentage of losses likely in the portfolio.  As of March 31, 2020 and June 30, 2020, the Company downgraded the economic qualitative factors within its ALLL model in light of the effects of COVID-19 on the economy. No additional downgrades of such factors were taken during the quarter ended September 30, 2020. If economic conditions improve or worsen, the Company could experience changes in the required ALLL.  It is possible that asset quality metrics could decline in the future if the effects of COVID-19 are sustained.

The relationship of the ALLL to total loans appears below (dollars in thousands):

	September 30, 2020	December 31, 2019	September 30, 2019
Loans held for investment at period-end	$636,935	$539,533	$522,104
Allowance for loan losses	$5,334	$4,209	$3,983
Allowance as a percent of period-end loans	0.84%	0.78%	0.76%

The ALLL as a percentage of assets was 0.84% as of September 30, 2020, 0.78% as of December 31, 2019, and 0.76% as of September 30, 2019.  The percentage increased as compared to year-end was primarily due to the increase in the necessary allowance on most of the Company’s loans due to worsening economic qualitative factors, and was partially offset by the SBA-guaranteed PPP loans not requiring an allowance.

Provisions for loan losses totaling $1.4 million and $500 thousand were recorded in the nine months ended September 30, 2020 and 2019, respectively.  The following is a summary of the changes in the ALLL for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	2020	2019
Allowance for loan losses, January 1	$4,209	$4,891
Charge-offs	(643)	(1,570)
Recoveries	401	162
Provision for loan losses	1,367	500
Allowance for loan losses, September 30	$5,334	$3,983

For additional insight into management’s approach and methodology in estimating the ALLL, please refer to the earlier discussion of “Allowance for Loan Losses” in Note 4 of the Notes to Consolidated Financial Statements.  In addition, Note 4 includes details regarding the rollforward of the allowance by loan portfolio segments. The rollforward tables indicate the activity for loans that are charged-off, amounts received from borrowers as recoveries of previously charged-off loan balances, and the allocation by loan portfolio segment of the provision made during the period. The events that can positively impact the amount of allowance in a given loan segment include any one or all of the following: the recovery of a previously charged-off loan balance; the decline in the amount of classified or delinquent loans in a loan segment from the previous period, which most commonly occurs when these loans are repaid or are foreclosed; or when there are improvements in the ratios used to estimate the probability of loan losses. Improvements to the ratios could include lower historical loss rates, improvements to any of the qualitative factors mentioned above, or reduced loss expectations for individually-classified loans.

Management reviews the ALLL on a quarterly basis to ensure it is adequate based upon the calculated probable losses inherent in the portfolio. Management believes the ALLL was adequately provided for as of September 30, 2020 and acknowledges that the ALLL may increase throughout the year as economic conditions may continue to deteriorate for the foreseeable future.

Premises and equipment

The Company’s premises and equipment, net of depreciation, as of September 30, 2020 totaled $5.4 million compared to $6.1 million as of December 31, 2019 and $6.4 million as of September 30, 2019. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method based on the estimated useful lives of assets. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, assets and related accumulated depreciation are removed from the books, and any resulting gain or loss is charged to income.

As of September 30, 2020, the Company occupied five full-service banking facilities in the cities of Charlottesville and Winchester, as well as the county of Albemarle in Virginia. The Company also operates a drive-through location at 301 East Water Street, Charlottesville, Virginia. The Company entered into a lease for branch and office space in Richmond, Virginia during the first quarter of 2020 and anticipates opening the office within 90 days, absent delays as a result of COVID-19.

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

Leases

As of September 30, 2020, $3.7 million of right-of-use assets and $3.8 million of lease liabilities are included in Other Assets and Other Liabilities, respectively, in accordance with Accounting Standards Update 2016-02 “Leases” (Topic 842).  As of September 30, 2019, $3.8 million of right-of-use assets and lease liabilities were included in Other Assets and Other Liabilities, respectively.  Right-of-use assets are assets that represent the Company’s right to use, or control the use of, a specified asset for the lease term, offset by the lease liability, which is the Company’s obligation to make lease payments arising from a lease, measured on a discounted basis.

Deposits

Deposit accounts represent the Company’s primary source of funds and are comprised of demand deposits, interest-bearing checking, money market, and savings accounts as well as time deposits. These deposits have been provided predominantly by individuals, businesses and charitable organizations in the Charlottesville/Albemarle, Richmond and Winchester areas.

Total deposits as of September 30, 2020 were $694.5 million, an increase of $73.3 million compared to the balances of $621.2 million at December 31, 2019, and an increase of $115.1 million compared to the $579.4 million total as of September 30, 2019.  The primary reason for the increase since year-end is due to increased balances in PPP customer accounts.

Deposit accounts
(dollars in thousands)	September 30, 2020		December 31, 2019		September 30, 2019
	Balance	% of Total Deposits	Balance	% of Total Deposits	Balance	% of Total Deposits
No cost and low cost deposits:
Noninterest demand deposits	$190,204	27.4%	$166,975	26.9%	$155,134	26.8%
Interest checking accounts	135,569	19.5%	122,994	19.8%	110,152	19.0%
Money market and savings deposit accounts	270,653	39.0%	221,964	35.7%	190,568	32.9%

Total noninterest and low cost deposit accounts	596,426	85.9%	511,933	82.4%	455,854	78.7%

Time deposit accounts:
Certificates of deposit	89,596	12.9%	95,621	15.4%	96,040	16.5%
CDARS deposits	8,499	1.2%	13,657	2.2%	27,552	4.8%
Total certificates of deposit and other time deposits	98,095	14.1%	109,278	17.6%	123,592	21.3%

Total deposit account balances	$694,521	100.0%	$621,211	100.0%	$579,446	100.0%

Noninterest-bearing demand deposits on September 30, 2020 were $190.2 million, representing 27.4% of total deposits. Interest-bearing transaction, money market, and savings accounts totaled $406.2 million, and represented 58.5% of total deposits at September 30, 2020. Collectively, noninterest-bearing and interest-bearing transaction and money market accounts represented 85.9% of total deposit accounts at September 30, 2020. These account types are an excellent source of low-cost funding for the Company.

The Company also offers insured cash sweep (“ICS®”) deposit products.  ICS® deposit balances of $28.9 million and $67.2 million are included in the interest checking accounts and the money market and savings deposit accounts balances, respectively, in the table above, as of September 30, 2020.  As of December 31, 2019, ICS® deposit balances of $19.3 million and $53.6 million are included in the interest checking accounts and the money market and savings deposit account balances, respectively.  All ICS accounts consist of reciprocal balances for the Company’s customers.

The remaining 14.1% of total deposits consisted of certificates of deposit and other time deposit accounts totaling $98.1 million at September 30, 2020. Included in this deposit total are Certificate of Deposit Account Registry Service CDs, known as CDARSTM, whereby depositors can obtain FDIC deposit insurance on account balances of up to $50 million. CDARSTM deposits totaled $8.5 million as of September 30, 2020, all of which were reciprocal balances for the Company’s customers.

Borrowings

Short-term borrowings, consisting primarily of FHLB advances and federal funds purchased, are additional sources of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company's ability to earn a favorable spread on the funds obtained.

The Company has a collateral dependent line of credit with the FHLB. As of September 30, 2020, the Company has $40.0 million in outstanding balances from FHLB advances.  As of December 31, 2019 and September 30, 2019, the Company had no outstanding balances from FHLB advances.

Additional borrowing arrangements maintained by the Company include formal federal funds lines with four major regional correspondent banks and the Federal Reserve discount window. The Company had no outstanding balances on these lines or facilities as of September 30, 2020, December 31, 2019 or September 30, 2019.

Shareholders' equity and regulatory capital ratios

The following table displays the changes in shareholders' equity for the Company from December 31, 2019 to September 30, 2020 (dollars in thousands):

Equity, December 31, 2019	$76,107
Net income	5,362
Other comprehensive income	1,243
Cash dividends declared	(2,439)
Equity increase due to expensing of restricted stock	96
Equity increase due to expensing of stock options	88
Equity, September 30, 2020	$80,457

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

The Company’s Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios were 14.42%, 14.42%, 15.41% and 9.41%, respectively, as of September 30, 2020, thus exceeding the minimum requirements. The Bank’s Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios were 14.46%, 14.46%, 15.44% and 9.45%, respectively, as of September 30, 2020, also exceeding the minimum requirements.

As of September 30, 2020, the Bank exceeded all of the following minimum capital ratios in order to be considered “well capitalized” under the “prompt corrective action” regulations, as revised: (i) a common equity Tier 1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%.

On September 17, 2019 the Federal Deposit Insurance Corporation (“FDIC”) finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations, referred to as, the community bank leverage ratio (“CBLR”) framework, as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

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

The CBLR framework was made available for community banking organizations to use in their March 31, 2020 Call Report.  The Company decided not to opt into the CBLR framework.

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

•

Efficiency ratio – One of the ratios the Company monitors in its evaluation of operations is the efficiency ratio, which measures the cost to produce one dollar of revenue.  The Company computes its efficiency ratio (FTE) by dividing noninterest expense by the sum of net interest income (FTE) and noninterest income.  A lower ratio is an indicator of increased operational efficiency. This non-GAAP metric is used to assist investors in understanding how management assesses its ability to generate revenues from its non-funding-related expense base, as well as to align presentation of this financial measure with peers in the industry.  The Company believes this measure to be the preferred industry measurement of operational efficiency, which is consistent with FDIC studies.

Net interest income is discussed in Management’s Discussion and Analysis on a GAAP basis, unless noted as “FTE”; and the reconcilement below shows the fully taxable-equivalent adjustment to net interest income to aid the reader in understanding the computations of net interest margin and the efficiency ratio on a non-GAAP basis (dollars in thousands):

Reconcilement of Non-GAAP Measures:	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net interest income	$6,047	$5,474	$17,177	$16,503
Fully tax-equivalent adjustment	42	17	87	58
Net interest income (FTE)	$6,089	$5,491	$17,264	$16,561

Efficiency ratio	66.0%	67.1%	63.4%	66.3%
Fully tax-equivalent adjustment	-0.3%	-0.2%	-0.3%	-0.2%
Efficiency ratio (FTE)	65.7%	66.9%	63.1%	66.1%

Net interest margin	3.03%	3.52%	3.10%	3.64%
Fully tax-equivalent adjustment	0.02%	0.02%	0.02%	0.02%
Net interest margin (FTE)	3.05%	3.54%	3.12%	3.66%

Net income

Net income for the three months ended September 30, 2020 was $1.9 million, a $27 thousand or 1.4% decrease compared to net income reported for the three months ended September 30, 2019.  Net income per diluted share was $0.69 for the quarter ended September 30, 2020 compared to $0.71 per diluted share for the same quarter in the prior year.  The decrease in net income for the three months ended September 30, 2020, when compared to the same period of 2019, was attributable to the combination of: i) a $344 thousand increase in provision for loan losses, largely as a result of worsening economic factors associated with the COVID-19 pandemic; ii) a $573 thousand increase in net interest income, primarily due to lower cost of funds; iii) a $98 thousand increase in noninterest income, as explained in the Noninterest income section below; iv) a $374 thousand increase in noninterest expense, as explained in the Noninterest expense section below, and v) an $20 thousand decrease in provision for income taxes.

Net income for the nine months ended September 30, 2020 was $5.4 million, a $104 thousand or 2.0% increase compared to net income reported for the nine months ended September 30, 2019.  Net income per diluted share was $1.98 for the nine months ended September 30, 2020, compared to $1.96 per diluted share for the same period in the prior year.  The increase in net income for the nine months ended September 30, 2020, when compared to the same period in the prior year, was attributable to the combination of: i) a $867 thousand increase in provision for loan losses largely as a result of worsening economic factors associated with the COVID-19 pandemic; ii) a $674 thousand increase in net interest income, primarily due to lower cost of funds incurred in the second and third quarters of the current year; iii) a $634 thousand increase in noninterest income, as explained in the Noninterest income section below; iv) a $225 thousand increase in noninterest expense, as explained in the Noninterest expense section below, and v) a $112 thousand increase in provision for income taxes.

Net interest income

Net interest income (FTE) for the three months ended September 30, 2020 was $6.1 million, a $598 thousand or 10.9% increase compared to net interest income (FTE) of $5.5 million for the three months ended September 30, 2019.  Net interest income (FTE) was positively impacted by the decrease in rates paid on deposit accounts, which decreased interest expense by $510 thousand, offset by the increased volume of deposits, which increased interest expense by $94 thousand. The increased volume of loans, increasing from an average of $516.6 million in the third quarter of 2019 to $630.7 million in the third quarter of 2020, positively impacted interest income by $1.2 million; however, the lower rate earned on loans, declining from 4.62% to 3.89% for the periods noted, negatively impacted interest income by $1.1 million, nearly offsetting the positive impact of the increase in volume.  The increase in volume of securities held, increasing from an average balance of $67.7 million for the third quarter of 2019 to $146.0 million for the third quarter of 2020, positively impacted net interest income by $382 thousand, while the decline in yield earned on such securities decreased from 2.37% to 1.74% for the periods noted, negatively impacting net interest income by $148 thousand.

Net interest income (FTE) for the nine months ended September 30, 2020 was $17.3 million, a $703 thousand or 4.2% increase compared to net interest income (FTE) of $16.6 million for the nine months ended September 30, 2019.  Net interest income (FTE) was positively impacted by the increase in the volume of the securities portfolio, which increased from an average of $64.5 million in the nine months ended September 30, 2019 to $109.8 million in the nine months ended September 30, 2020, increasing interest income by $690 thousand.  The decline in rates paid on securities modestly offset the impact of the volume increase, declining from an average yield of 2.39% to 1.98% for the periods noted, negatively impacting interest income by $211 thousand. The increase in the volume of loans, up from an average of $524.7 million in the nine months ended September 30, 2019 to $595.0 million in nine months ended September 30, 2020, positively impacted interest income by $2.3 million; however, the lower rate earned on loans, declining from 4.64% to 4.09% for the periods noted, negatively impacted interest income by $2.3 million, completely offsetting the positive impact of the increase in volume.  Net interest income (FTE) was positively impacted by the decrease in rates paid on deposit accounts, which decreased interest expense by $648 thousand, offset by the increased volume of deposits, which increased interest expense by $287 thousand.

Net interest margin (FTE) is the ratio of net interest income (FTE) to average earning assets for the period. The level of interest rates, together with the volume and mix of earning assets and interest-bearing liabilities, impact net interest income (FTE) and net interest margin (FTE). The net interest margin (FTE) of 3.05% for the three months ended September 30, 2020 was 49 basis points lower than the 3.54% for the three months ended September 30, 2019.  The net interest margin (FTE) of 3.12% for the nine months ended September 30, 2020 was 54 basis points lower than the 3.66% for the nine months ended September 30, 2019.  Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP net interest margin.

Interest expense decreased $381 thousand for the three months ended September 30, 2020 compared to the same period in the prior year, due predominantly to rate decreases.  The rate paid on interest-bearing deposits averaged 53 basis points in the three months ended September 30, 2020, compared to 106 basis points for the three months ended September 30, 2019. Average balances of interest-bearing deposits increased from $414.5 million in the three months ended September 30, 2019 to $518.2 million in the three months ended September 30, 2020.  Average balances of borrowed funds, from FHLB advances, increased from zero in the three months ended September 30, 2019 to $28.6 million in the three months ended September 30, 2020, causing an increase in interest expense on borrowed funds of $35 thousand.

Interest expense decreased $414 thousand for the nine months ended September 30, 2020, compared to the same period in the prior year, due predominantly to the lower rates paid on deposits, as noted above. The increased volume of deposits increased interest expense by $287 thousand, while the decrease in rates paid on deposit accounts decreased interest expense by $648 thousand, netting to an overall impact of increasing net interest income by $361 thousand. The rate paid on interest-bearing deposits averaged 72 basis points in the nine months ended September 30, 2020, compared to 101 basis points for the nine months ended September 30, 2019.  Average balances of interest-bearing deposits increased from $397.3 million in the nine months ended September 30, 2019 to $488.8 million in the nine months ended September 30, 2020.  A table showing the mix of no cost and low-cost deposit accounts is shown under “Financial Condition - Deposits” earlier in this report.  Average balances of borrowed funds increased from $4.6 million in the nine months ended September 30, 2019 to $9.6 million in the nine months ended September 30, 2020.  The increase in volume of borrowed funds increased interest expense by $51 thousand; however, the decline in the rate paid on borrowed funds, from 2.57% in the prior period to 0.49% in the current period, had a positive impact on interest expense of $104 thousand.  The combination of the volume and rate differences resulted in a decrease in interest expense on borrowed funds of $53 thousand.

The following tables detail the average balance sheet, including an analysis of net interest income (FTE) for earning assets and interest-bearing liabilities, for the three and nine months ended September 30, 2020 and 2019.  These tables also include a rate/volume analysis for these same periods (dollars in thousands).

Consolidated Average Balance Sheet and Analysis of Net Interest Income

	For the three months ended
	September 30, 2020			September 30, 2019			Change in Interest Income/ Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to : [4]		Total
	Balance	Income/	Yield/Cost	Balance	Income/	Yield/Cost	Volume	Rate	Increase/
(dollars in thousands)		Expense			Expense				(Decrease)
ASSETS
Interest Earning Assets:
Securities
Taxable Securities	$118,557	$433	1.46%	$58,210	$320	2.20%	$248	$(135)	$113
Tax Exempt Securities [1]	27,473	202	2.94%	9,505	81	3.41%	134	(13)	121
Total Securities [1]	146,030	635	1.74%	67,715	401	2.37%	382	(148)	234
Total Loans	630,704	6,175	3.89%	516,637	6,021	4.62%	1,206	(1,052)	154
Fed Funds Sold	16,980	3	0.07%	31,956	174	2.16%	(56)	(115)	(171)
Total Earning Assets	793,714	6,813	3.41%	616,308	6,596	4.25%	1,532	(1,315)	217
Less: Allowance for Loan Losses	(5,141)			(4,827)
Total Non-Earning Assets	47,736			43,604
Total Assets	$836,309			$655,085

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$139,698	$40	0.11%	$107,179	$57	0.21%	14	$(31)	$(17)
Money Market and Savings Deposits	281,161	343	0.49%	185,019	474	1.02%	182	(313)	(131)
Time Deposits	97,300	306	1.25%	122,274	574	1.86%	(102)	(166)	(268)
Total Interest-Bearing Deposits	518,159	689	0.53%	414,472	1,105	1.06%	94	(510)	(416)
Other borrowed funds	28,620	35	0.49%	—	—	—	18	17	35
Total Interest-Bearing Liabilities	546,779	724	0.53%	414,472	1,105	1.06%	112	(493)	(381)
Non-Interest-Bearing Liabilities:
Demand deposits	203,798			160,491
Other liabilities	4,870			4,574
Total Liabilities	755,447			579,537
Shareholders' Equity	80,862			75,548
Total Liabilities & Shareholders' Equity	$836,309			$655,085
Net Interest Income (FTE)		$6,089			$5,491		$1,420	$(822)	$598
Interest Rate Spread [2]			2.89%			3.19%
Interest Expense as a Percentage of Average Earning Assets			0.36%			0.71%
Net Interest Margin (FTE) [3]			3.05%			3.54%

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

Consolidated Average Balance Sheet and Analysis of Net Interest Income

	For the Nine Months Ended
	September 30, 2020			September 30, 2019			Change in Interest Income/ Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to : [4]		Total
	Balance	Income/	Yield/Cost	Balance	Income/	Yield/Cost	Volume	Rate	Increase/
(dollars in thousands)		Expense			Expense				(Decrease)
ASSETS
Interest Earning Assets:
Securities
Taxable Securities	$91,863	$1,220	1.77%	$52,798	$874	2.21%	$546	$(200)	$346
Tax Exempt Securities (1)	17,933	413	3.07%	11,705	280	3.19%	144	(11)	133
Total Securities (1)	109,796	1,633	1.98%	64,503	1,154	2.39%	690	(211)	479
Total Loans	594,998	18,202	4.09%	524,723	18,223	4.64%	2,287	(2,308)	(21)
Fed Funds Sold	34,535	98	0.38%	16,124	267	2.21%	158	(327)	(169)
Total Earning Assets	739,329	19,933	3.60%	605,350	19,644	4.34%	3,135	(2,846)	289
Less: Allowance for Loan Losses	(4,731)			(4,892)
Total Non-Earning Assets	46,995			42,602
Total Assets	$781,593			$643,060

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$131,281	$96	0.10%	$103,708	$153	0.20%	$34	$(91)	$(57)
Money Market and Savings Deposits	255,837	1,372	0.72%	171,971	1,222	0.95%	499	(349)	150
Time Deposits	101,651	1,166	1.53%	121,646	1,620	1.78%	(246)	(208)	(454)
Total Interest-Bearing Deposits	488,769	2,634	0.72%	397,325	2,995	1.01%	287	(648)	(361)
Other borrowed funds	9,610	35	0.49%	4,580	88	2.57%	51	(104)	(53)
Total Interest-Bearing Liabilities	498,379	2,669	0.72%	401,905	3,083	1.03%	338	(752)	(414)
Non-Interest-Bearing Liabilities:
Demand deposits	199,490			164,093
Other liabilities	4,607			3,443
Total Liabilities	702,476			569,441
Shareholders' Equity	79,117			73,619
Total Liabilities & Shareholders' Equity	$781,593			$643,060
Net Interest Income (FTE)		$17,264			$16,561		$2,797	$(2,094)	$703
Interest Rate Spread (2)			2.89%			3.31%
Interest Expense as a Percentage of Average Earning Assets			0.48%			0.68%
Net Interest Margin (FTE) [3]			3.12%			3.66%

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

Provision for loan losses

A provision for loan losses of $224 thousand was recognized during the three months ended September 30, 2020 compared to a recovery of loan loss provision of $120 thousand recognized during the three months ended September 30, 2019.  A provision for loan losses of $1.4 million was recognized during the nine months ended September 30, 2020, compared to $500 thousand recognized during the nine months ended September 30, 2019, primarily due to the deterioration in the economic outlook resulting from the impact of COVID-19.

The period-end ALLL as a percentage of assets was 0.84% as of September 30, 2020, 0.78% as of December 31, 2019, and 0.76% as of September 30, 2019.  The percentage increase as compared to year-end was primarily due to the increase in the necessary allowance on most of the Company’s loans due to worsening economic qualitative factors, which was partially offset by the SBA-guaranteed PPP loans not needing an allowance.

Further discussion of management’s assessment of the ALLL is provided earlier in the report and in Note 4 – Allowance for Loan Losses, found in the Notes to the Consolidated Financial Statements.  In management’s opinion, the allowance was adequately provided for at September 30, 2020.  The ALLL calculation, provision for loan losses, asset quality and collateral values may be significantly impacted by deterioration in economic conditions.  We have downgraded the qualitative factors pertaining to economic conditions within our ALLL methodology; should economic conditions worsen, we could experience further increases in our required ALLL and record additional provision for loan loss exposure.

Noninterest income

The components of noninterest income for the three months ended September 30, 2020 and 2019 are shown below (dollars in thousands):

	For the three months ended		Variance
	September 30, 2020	September 30, 2019	$	%
Noninterest income:
Wealth management fees	$263	$377	$(114)	-30.2%
Advisory and brokerage income	175	159	16	10.1%
Royalty income	16	5	11	220.0%
Deposit account fees	162	192	(30)	-15.6%
Debit/credit card and ATM fees	144	191	(47)	-24.6%
Earnings/increase in value of bank owned life insurance	111	111	0	0.0%
Fees on mortgage sales	-	43	(43)	-100.0%
Gains on sales of securities	91	7	84	1200.0%
Loan swap fee income	344	116	228	196.6%
Other	119	126	(7)	-5.6%
Total noninterest income	$1,425	$1,327	$98	7.4%

Noninterest income for the three months ended September 30, 2020 of $1.4 million was $98 thousand or 7.4% higher than the amount recorded for the three months ended September 30, 2019.  Noninterest income rose due to fluctuations in several categories.  Loan swap fee income increased $228 thousand and gains on sales of securities increased $84 thousand.  Wealth management fees declined $114 thousand due to restructuring of the entities and market conditions. In addition, deposit account fees and debit/credit card and ATM fees declined in total by $77 thousand due to suppressed customer activity.  In addition, fees on mortgage sales declined $43 thousand due to elimination of that business line.

The components of noninterest income for the nine months ended September 30, 2020 and 2019 are shown below (dollars in thousands):

	For the Nine Months Ended		Variance
	September 30, 2020	September 30, 2019	$	%
Noninterest income:
Wealth management fees	$801	$1,126	$(325)	-28.9%
Advisory and brokerage income	516	451	65	14.4%
Royalty income	87	13	74	569.2%
Deposit account fees	484	565	(81)	-14.3%
Debit/credit card and ATM fees	435	537	(102)	-19.0%
Earnings/increase in value of bank owned life insurance	327	687	(360)	-52.4%
Fees on mortgage sales	77	129	(52)	-40.3%
Gains on sales of securities	734	71	663	933.8%
Loan swap fee income	977	151	826	547.0%
Other	282	356	(74)	-20.8%
Total noninterest income	$4,720	$4,086	$634	15.5%

Noninterest income for the nine months ended September 30, 2020 of $4.7 million was $634 thousand or 15.5% higher than the amount recorded for the nine months ended September 30, 2019.  Noninterest income increased due to fluctuations in several categories.  Loan swap fee income increased $826 thousand and gains on sales of securities increased $663 thousand over the periods noted. Earnings from the proceeds of bank owned life insurance declined by $360 thousand as death proceeds were collected in the prior year, and wealth management fees declined $325 thousand due to the reasons noted above. Deposit account fees and debit/credit card and ATM fees declined in total by $183 thousand due to suppressed customer activity.

Noninterest expense

The components of noninterest expense for the three months ended September 30, 2020 and 2019 are shown below (dollars in thousands):

	For the three months ended		Variance
	September 30, 2020	September 30, 2019	$	%
Noninterest expense:
Salaries and employee benefits	$2,322	$2,268	$54	2.4%
Net occupancy	501	450	51	11.3%
Equipment	134	85	49	57.6%
ATM, debit and credit card	46	51	(5)	-9.8%
Bank franchise tax	161	151	10	6.6%
Computer software	159	144	15	10.4%
Data processing	302	341	(39)	-11.4%
FDIC deposit insurance assessment	61	6	55	916.7%
Loan expenses	69	67	2	3.0%
Marketing, advertising and promotion	55	203	(148)	-72.9%
Merger expenses	549	-	549	N/A
Professional fees	-	213	(213)	-100.0%
Settlement of claims	-	160	(160)	-100.0%
Other	576	422	154	36.5%
Total noninterest expense	$4,935	$4,561	$374	8.2%

Noninterest expense for the quarter ended September 30, 2020 of $4.9 million was $374 thousand or 8.2% higher than the quarter ended September 30, 2019.  The predominant reason for the increase was that the Company incurred $549 thousand in merger-related expenses during the three months ended September 30, 2020.  All professional fees accrued during the third quarter were related to due diligence and other merger-related expenses.  During the three months ended September 30, 2019, $160 thousand was accrued in connection with a settlement of claims related to pending and threatened legal proceedings.  Other noninterest expense increased $154 thousand period over period, primarily due to increased expense of stock grants and cash compensation for directors.  Marketing, advertising and promotion expenses declined over the period noted by $148 thousand, due to a conscious effort to reduce such expenses.

The components of noninterest expense for the nine months ended September 30, 2020 and 2019 are shown below (dollars in thousands):

	For the Nine Months Ended		Variance
	September 30, 2020	September 30, 2019	$	%
Noninterest expense:
Salaries and employee benefits	$7,004	$6,800	$204	3.0%
Net occupancy	1,405	1,373	32	2.3%
Equipment	401	316	85	26.9%
ATM, debit and credit card	140	142	(2)	-1.4%
Bank franchise tax	487	455	32	7.0%
Computer software	435	391	44	11.3%
Data processing	968	987	(19)	-1.9%
FDIC deposit insurance assessment	89	36	53	147.2%
Loan expenses	226	208	18	8.7%
Marketing, advertising and promotion	334	592	(258)	-43.6%
Merger expenses	549	-	549	N/A
Professional fees	376	620	(244)	-39.4%
Settlement of claims	-	460	(460)	-100.0%
Other	1,468	1,277	191	15.0%
Total noninterest expense	$13,882	$13,657	$225	1.6%

Noninterest expense for the nine months ended September 30, 2020 of $13.9 million was $225 thousand or 1.6% higher than the nine months ended September 30, 2019.  The predominant reason for the increase was that the Company incurred $549 thousand in merger-related expenses during the nine months ended September 30, 2020.  During the nine months ended September 30, 2019, $460 thousand was accrued in connection with a settlement of claims related to pending and threatened legal proceedings.  Other noninterest expense increased $191 thousand period over period, primarily due to increased expense of stock grants and cash compensation for directors. Marketing, advertising and promotion expenses declined $258 thousand for the periods noted due to concerted efforts to reduce those expenses in 2020. Management continues to evaluate expenses for potential containments and reductions that would have a positive impact on net income on an ongoing basis.

The efficiency ratio (FTE) of 65.75% for the three months ended September 30, 2020 compared favorably to the 66.9% for the same quarter of 2019, due primarily to the increase in net interest income. The efficiency ratio (FTE) of 63.1% for the nine months ended September 30, 2020 also compared favorably to the 66.1% for the same period of 2019, due to a combination of increased net interest income and increased noninterest income.  Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP efficiency ratio.

Provision for Income Taxes

For the nine months ended September 30, 2020 and 2019, the Company provided $1.3 million and $1.2 million for Federal income taxes, respectively, resulting in an effective income tax rate of 19.1% and 18.3%, respectively. The effective income tax rates differed from the U.S. statutory rate of 21% primarily due to the effect of tax-exempt income from life insurance policies and municipal bonds, and the effective rate for the nine months ended September 30, 2019 was lower than the current year, as the proceeds from a bank-owned life insurance death benefit received during that period were tax-exempt.  Certain merger related expenses will be non-deductible for tax purposes.

OTHER SIGNIFICANT EVENTS

None

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

2.1 3.1

Agreement and Plan of Reorganization, dated September 30, 2020, between Virginia National Bankshares Corporation and Fauquier Bankshares, Inc. (incorporated by reference to Exhibit 2.1 to Virginia National Bankshares Corporation’s Form 8-K filed with the SEC on October 2, 2020).

Articles of Incorporation of Virginia National Bankshares Corporation, as amended and restated (incorporated by reference to Exhibit 3.1 to Virginia National Bankshares Corporation’s Pre-effective Amendment No. 1 to Form S-4 Registration Statement filed with the SEC on April 12, 2013).

3.2

Bylaws of Virginia National Bankshares Corporation, as amended and restated, (incorporated by reference to Exhibit 3.2 to Virginia National Bankshares Corporation’s Current Report on Form 8-K filed with the SEC on March 30, 2020).

10.1

Form of Amended and Restated Management Continuity Agreement, executed September 28, 2020, between Virginia National Bankshares Corporation and each of Glenn W. Rust, Virginia R. Bayes, Tara Y. Harrison and Donna G. Shewmake (incorporated by reference to Exhibit 10.1 to Virginia National Bankshares Corporation’s Form 8-K filed with the SEC on September 28, 2020).

31.1	302 Certification of Principal Executive Officer

31.2	302 Certification of Principal Financial Officer

32.1	906 Certification

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline eXtensible Business Reporting Language, pursuant to Rule 405 of Regulation S-T (1): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Net Loss and Comprehensive Loss (unaudited), (iv) Consolidated Statements of Stockholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101.0)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA NATIONAL BANKSHARES CORPORATION
(Registrant)

By:	/s/ Glenn W. Rust
Glenn W. Rust
President and Chief Executive Officer (principal executive officer)

Date:	November 6, 2020

By:	/s/ Tara Y. Harrison
Tara Y. Harrison
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)
Date:	November 6, 2020