Form 10-K
period 2020-12-31
Virginia National Bankshares Corp
filed 2021-03-19
CIK 1572334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the last reported sale price of the common stock quoted on the OTCQX, operated by the OTC Markets Group, Inc., on June 30, 2020 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $54.4 million.

The number of shares of Registrant’s Common Stock outstanding as of March 16, 2021 was 2,714,824.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in conjunction with the registrant’s 2021 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained or incorporated by reference in this annual report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to, statements concerning future results of operations or financial position, borrowing capacity and future liquidity, future investment results, future credit exposure, future loan losses, plans and objectives for future operations, change in laws and regulations applicable to the Company and its subsidiaries, adequacy of funding sources, actuarial expected benefit payments, valuation of foreclosed assets, regulatory requirements, economic environment and other statements contained herein regarding matters that are not historical facts. Such statements are often characterized by use of qualified words such as “expect,” “believe,” “estimate,” “project,” “anticipate,” “intend,” “will,” “should,” or words of similar meaning or other statements concerning the opinions or judgment of the Company and its management about future events. These statements are not historical facts but instead are subject to numerous assumptions, risks and uncertainties, and represent only management’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside management’s control. Any forward-looking statements made by the Company speak only as of the date on which such statements are made. The Company’s actual results and financial position may differ materially from the anticipated results and financial condition indicated in or implied by these forward-looking statements. The Company makes no commitment to update or revise forward-looking statements in order to reflect new information or subsequent events or changes in expectations.

Factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

•	inflation, interest rates, market and monetary fluctuations;
•	geopolitical developments, including acts of war and terrorism and their impact on economic conditions;
•

the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “Federal Reserve”);

•	the impact of changes in laws, regulations and guidance related to financial services including, but not limited to, taxes, banking, securities and insurance;
•	changes in accounting principles, policies and guidelines;
•	changes, particularly declines, in general economic and market conditions and in the local economies in which the Company operates, including the effects of declines in real estate values;
•	prolonged economic slowdown with our geographic region or a broader disruption in the economy, possibly as a result of COVID-19, other pandemics or other widespread public health emergencies;
•	the financial condition of the Company’s borrowers;
•	an increase in unemployment levels;
•	competitive pressures on loan and deposit pricing and demand;
•	fluctuation in asset quality;
•	assumptions that underlie the Company’s allowance for loan losses (“ALLL”);
•

potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts or other public health events (e.g., COVID-19 or other pandemics) and of governmental and societal responses thereto;

•	performance of assets under management;

•	changes in technology and their impact on the marketing of new products and services and the acceptance of these products and services by new and existing customers;
•	the willingness of customers to substitute competitors’ products and services for the Company’s products and services;
•

expenses related to the Company’s proposed merger with Fauquier Bankshares, Inc. (“Fauquier”), unexpected delays related to the merger, or the inability to obtain shareholder approvals or satisfy other closing conditions required to complete the merger

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

The Company is regulated under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and is subject to inspection, examination and supervision by the Federal Reserve. The Company is also under the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to the disclosure and regulatory requirements of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as administered by the SEC. Virginia National Bankshares Corporation is headquartered at 404 People Place, Charlottesville, Virginia.

Virginia National Bank, the principal operating subsidiary of the Company, was organized in 1998 under federal law as a national banking association to engage in a general commercial and retail banking business. The Bank received its charter from the Office of the Comptroller of the Currency (the “OCC”) and commenced operations on July 29, 1998.  The Bank received fiduciary powers in January 2000.  The Bank’s main office is in Charlottesville, Virginia.  The Bank’s deposits are insured up to the maximum amount provided by the Federal Deposit Insurance Act by the Federal Deposit Insurance Corporation (“FDIC”).  Prior to July 2018, the Bank had one wholly owned subsidiary, VNBTrust, National Association (“VNBTrust”), a national trust bank formed in 2007.  Effective July 1, 2018, VNBTrust was merged into Virginia National Bank.  The Bank continues to offer trust and estate administration services under the name of VNB Trust and Estate Services and offers wealth and investment advisory services under the name Sturman Wealth Advisors (“Sturman Wealth”), formerly known as VNB Investment Services.  The Bank is subject to the supervision, examination and regulations of the OCC and is also subject to regulations of the FDIC, the Federal Reserve and the Consumer Financial Protection Bureau (“CFPB”).

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

As of December 31, 2020, the Company and its subsidiaries occupied five full-service banking facilities in the cities of Charlottesville and Winchester and the County of Albemarle, Virginia, as well as a drive-through facility with additional office space for VNB Trust and Estate Services in Charlottesville.  Refer to Item 2. Properties for additional information regarding locations.

The multi-story office building at 404 People Place, Charlottesville, Virginia, also serves as the Company’s corporate headquarters and operations center, as well as the offices for Masonry Capital and for Sturman Wealth.  Additionally, the Company has a loan production location in Richmond, Virginia.

Proposed Mergers with Fauquier Bankshares, Inc. and The Fauquier Bank

On October 1, 2020, the Company announced the signing of a definitive merger agreement with Fauquier Bankshares, Inc., pursuant to which the companies are expected to combine in an all-stock merger with the Company as the surviving company.  At or immediately following consummation of the merger, The Fauquier Bank, the wholly owned banking subsidiary of Fauquier, will be merged with and into the Bank, with the Bank as the surviving bank. Under the terms of the merger agreement, Fauquier shareholders will receive 0.675 shares of Company stock for each share of Fauquier common stock they own.  Shareholders of the Company will own approximately 51.4%, and Fauquier shareholders will own approximately 48.6% of the combined company.  The combined company will operate under the Virginia National Bankshares Corporation name and the combined bank will operate under the Virginia National Bank name.  Completion of the merger is subject to customary closing conditions, including receipt of the approval of the shareholders of the Company and Fauquier, respectively.  The Company and Fauquier have each scheduled a special meeting of shareholders for March 25, 2021 to consider and vote on the merger and related matters.  Additional information on the proposed merger can be found in the Company’s Current Reports on Form 8-K filed with the SEC on October 1, 2020 and October 2, 2020.

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

Investment management services are offered through Masonry Capital Management, LLC, whose flagship product for separately managed accounts and a private investment fund employs a value-based, catalyst-driven investment strategy.  The financial instruments used include common and preferred stock, corporate bonds, bank loans and other debt securities, convertible securities, Exchange Traded Funds, options, warrants and cash equivalents.

The Bank primarily serves the Virginia communities in and around the City of Charlottesville, Albemarle County and the City of Winchester. The Bank also has a loan production location in Richmond, Virginia.  The Bank’s locations are well-positioned in attractive markets.  Within its market area, there are various types of industry including higher education, medical and professional services, research and development companies and retail.

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

Environmental, Social and Governance

The Company is taking proactive steps to conserve resources and improve the environment.  Most of our back-office operations exist in a paperless environment and customers are encouraged to utilize online banking, including paperless statements, mobile banking and remote deposit capture, in an effort to reduce individual and collective carbon footprints.  The Company supports its customers who are actively engaged in “going-green” campaigns, including the use of renewable energy.

Near the onset of the COVID-19 pandemic, the Company was proactively involved in facilitating the delivery of personal protective equipment to local businesses and nonprofits.  The Company also participated in the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) as described in detail later in this report.

The Company has also made a financial commitment to community partners and nonprofit organizations who support housing projects, kids in need, workforce readiness, health and wellness and the arts.  Executive leadership and the Board of Directors of the Company are dynamically involved in the communities in which they serve, including serving on boards, making financial donations and volunteering time.

Almost immediately after the Tax Cut and Jobs Act of 2017 was signed into law on December 22, 2017, the Company made the decision to have an internal minimum wage of $15 per hour for all employees.  This took effect on January 1, 2018.  Also, since the onset of the COVID-19 pandemic, the Company has continued to pay its employees at 100% of their salaries and wages, even if the employees worked on a rotating, rather than a full-time, schedule.  No benefits have been reduced for employees as a result of COVID-19 effects.

A portion of the Company’s Chief Executive Officer (“CEO”) compensation is based on his personal involvement on community nonprofit boards and his designing of programs that help the same nonprofits serve their constituents. Prior to the onset of the COVID-19 pandemic, the CEO helped design and launch the Financial Education Program for high school students, Driving Lives Forward program in conjunction with United Way and Carter Myers Car Dealership and a program that helps get individuals started in a banking career. The CEO is also responsible for launching the Company’s executive diversity, equity and inclusion program which was started before the COVID-19 pandemic onset. The Company has been involved for the past seven years in the Bank On lending program, operated by the Coalition for Economic Opportunity, whose mission is to enhance access to fair, reasonable and just financial services for low- and moderate- income members of the community.  The CEO and members of the Company’s executive team are also involved in major fundraising activities for many of the community (local, state and national) nonprofits.

Employees

The Company has a shared vision of guiding principles, core values and strategies that work and have guided the Company through both good and challenging times. The Company strives to ensure that its constituents believe in it as well, including its shareholders, customers, board, executive management and high performing employees.  The Company believes that the shared vision, when properly aligned and communicated to all constituents, will produce more than above average performance in key metrics. As part of the shared vision, the Company is dedicated and committed to its shareholders, customers, employees and communities. A critical part of this dedication and commitment is attracting and retaining high performing employees who desire to enrich the lives of customers and communities the Company serves. To attract and retain high performing employees, the Company provides a competitive compensation and benefits program, including wellness benefits.

At December 31, 2020, the Company had 86 full time equivalent employees, of which 7 were part-time employees.  None of its employees are represented by any collective bargaining unit. The Company considers relations with its employees to be good.

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

The Company

General.  As a bank holding company registered under the BHC Act, the Company is subject to supervision, regulation, and examination by the Federal Reserve.  The Company is also registered under the bank holding company laws of Virginia and is subject to supervision, regulation, and examination by the Bureau of Financial Institutions of the Virginia State Corporation Commission (the “Virginia BFI”).

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

Banking Acquisitions; Changes in Control.  The BHC Act and related regulations require, among other things, the prior approval of the Federal Reserve in any case where a bank holding company proposes to (i) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless it already owns a majority of such voting shares), (ii) acquire all or substantially all of the assets of another bank or bank holding company, or (iii) merge or consolidate with any other bank holding company.  In determining whether to approve a proposed acquisition, the Federal Reserve will consider, among other factors, the following: the effect of the acquisition on competition; the public benefits expected to be received from the acquisition; any outstanding regulatory compliance issues of any institution that is a party to the transaction; the projected capital ratios and levels on a post-acquisition basis; the financial condition of each institution that is a party to the transaction and of the combined institution after the transaction; the parties’ managerial resources, as well as risk management and governance processes and systems; the parties’ compliance with the Bank Secrecy Act and anti-money laundering requirements; and the acquiring institution’s performance under the Community Reinvestment Act of 1977 (“CRA”) and its compliance with fair housing and other consumer protection laws.

Subject to certain exceptions, the BHC Act and the Change in Bank Control Act, together with applicable regulations, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company’s acquiring “control” of a bank or bank holding company.  A conclusive presumption of control exists if an individual or company acquires the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution.  Under the Change in Bank Control Act, a rebuttable presumption of control exists if a person or company acquires 10% or more but less than 25% of any class of voting securities of an insured depository institution and either (i) the institution has registered its securities with the SEC under Section 12 of the Exchange Act or (ii) no other person will own a greater percentage of that class of voting securities immediately after the acquisition.  The Company’s common stock is registered under Section 12 of the Exchange Act.

In addition, Virginia law requires the prior approval of the Virginia BFI for (i) the acquisition by a Virginia bank holding company of more than 5% of the voting shares of a Virginia bank or a Virginia bank holding company, or (ii) the acquisition by any other person of control of a Virginia bank holding company or a Virginia bank.

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

In addition, the Company’s ability to pay dividends is limited by restrictions imposed by the Virginia Stock Corporation Act on Virginia corporations. In general, dividends paid by a Virginia corporation may be paid only if, after giving effect to the distribution, (i) the corporation is still able to pay its debts as they become due in the usual course of business, or (ii) the corporation’s total assets are greater than or equal to the sum of its total liabilities plus (unless the corporation’s articles of incorporation permit otherwise) the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights, upon the dissolution, of shareholders whose preferential rights are superior to those receiving the distribution.

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

The Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios of the Company were 14.37%, 14.37%, 15.35% and 9.54%, respectively, as of December 31, 2020, thus exceeding the minimum requirements.  The Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios of the Bank were 14.24%, 14.24%, 15.22% and 9.46%, respectively, as of December 31, 2020, also exceeding the minimum requirements.

With respect to the Bank, the “prompt corrective action” regulations, to be “well capitalized” under the revised regulations, a bank must have the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%. The Bank exceeds the thresholds to be considered well capitalized as of December 31, 2020.

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

On August 28, 2018, the Federal Reserve issued an interim final rule required by the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018, which was signed into law on May 24, 2018 (the “EGRRCPA”), that expands the applicability of the Federal Reserve’s small bank holding company policy statement (the “SBHC Policy Statement”) to bank holding companies with total consolidated assets of less than $3 billion (up from the prior $1 billion threshold).  Under the SBHC Policy Statement, qualifying bank holding companies have additional flexibility in the amount of debt they can issue and are also exempt from the Basel III Capital Rules (subsidiary depository institutions of qualifying bank holding companies are still subject to capital requirements).  The Company currently has less than $3 billion in total consolidated assets and qualifies under the revised SBHC Policy Statement.  The Company will continue to have less than $3 billion in total consolidated assets immediately after the proposed merger with Fauquier.  However, the Company does not currently intend to issue a material amount of debt or take any other action that would cause its capital ratios to fall below the minimum ratios required by the Basel III Capital Rules.

On September 17, 2019 the FDIC finalized a rule that introduced an optional simplified measure of capital adequacy for qualifying community banking organizations, referred to as, the community bank leverage ratio (“CBLR”) framework, as required by the EGRRCPA. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

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

The CBLR framework was made available for community banking organizations to use in their March 31, 2020 Call Report.  These CBLR rules were modified in response to the COVID-19 pandemic.  See “Coronavirus Aid, Relief, and Economic Security Act and Consolidated Appropriations Act, 2021” below.  The Company has not opted into the CBLR framework.

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

Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals.  The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures.  These discretionary supervisory actions include: (a) requiring the institution to raise additional capital; (b) restricting transactions with affiliates; (c) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (d) any other supervisory action that the agency deems appropriate.  These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.  The Bank met the definition of being “well capitalized” as of December 31, 2020.

As described above in “The Bank – Capital Requirements,” the capital requirement rules issued by the OCC incorporate new requirements into the prompt corrective action framework.

Deposit Insurance.  The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments based on average total assets minus average tangible equity to maintain the DIF. The basic limit on FDIC deposit insurance coverage is $250,000 per depositor. Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations as an insured depository institution, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes.  As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment structure, set a target “designated reserve ratio” of 2 percent for the DIF, in lieu of dividends, provides for a lower assessment rate schedule, when the reserve ratio reaches 2 percent and 2.5 percent. An institution’s assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three-year period, which considers the institution’s weighted average CAMELS component rating.  The CAMELS component is a supervisory rating system designed to reflect financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk (“CAMELS”).  At December 31, 2020, total base assessment rates for institutions that have been insured for at least five years range from 1.5 to 40 basis points, with rates of 1.5 to 30 basis points applying to banks with less than $10 billion in assets. In 2020 and 2019, the Company expensed $187,000 and $36,000, respectively, in deposit insurance assessments. In 2019, the Company received a $155,000 FDIC small bank credit assessment award, which was used partially in 2019 with the residual amount applied toward the first quarter of 2020 assessments, as the deposit insurance fund reserve ratio exceeded 1.38%.

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

Community Reinvestment Act.  The Bank is subject to the requirements of the CRA.  The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of the local communities, including low- and moderate-income neighborhoods.  The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting such credit needs.  In addition, in order for a bank holding company, like the Company, to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC

Act, each insured depository institution subsidiary of the bank holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA.  Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance.”  The Bank received a “satisfactory” CRA rating in its most recent examination.

On June 5, 2020, the OCC published a final rule, effective October 1, 2020, to modernize the agency’s regulations under the CRA. The rule (i) clarifies which activities qualify for CRA credit and (ii) requires banks to identify an additional assessment area based on where they receive a significant portion of their domestic retail products, thus creating two assessment areas: a deposit-based assessment area and a facility-based assessment area. Further, on November 24, 2020, the OCC issued a proposed rule to establish the agency’s proposed approach to determine the CRA evaluation measure benchmarks, retail lending distribution test thresholds, and community development minimums under the general performance standards set forth in the June 2020 final rule.  The Company is evaluating what impact this new rule will have on its operations.

LIBOR and Other Benchmark Rates.  Following the announcement by the U.K.’s Financial Conduct Authority in July 2017 that it will no longer persuade or require banks to submit rates for the London InterBank Offered Rate (“LIBOR”) after 2021, central banks and regulators around the world have commissioned working groups to find suitable replacements for Interbank Offered Rates (“IBOR”) and other benchmark rates and to implement financial benchmark reforms more generally. These actions have resulted in uncertainty regarding the use of alternative reference rates (“ARRs”) and could cause disruptions in a variety of markets, as well as adversely impact the Company’s business, operations and financial results.

In November 2020, the administrator of LIBOR announced it will consult on its intention to extend the retirement date of certain offered rates whereby the publication of the one week and two month LIBOR offered rates will cease after December 31, 2021; but, the publication of the remaining LIBOR offered rates will continue until June 30, 2023. Given consumer protection, litigation, and reputation risks, federal bank regulators have indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021, would create safety and soundness risks and that they will examine bank practices accordingly. Therefore, the agencies encouraged banks to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021.

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

Anti-Money Laundering Laws and Regulations.  The Company is subject to several federal laws that are designed to combat money laundering, terrorist financing, and transactions with persons, companies or foreign governments designated by U.S. authorities (“AML laws”). This category of laws includes the Bank Secrecy Act of 1970, the Money Laundering Control Act of 1986, the USA PATRIOT Act of 2001, and the Anti-Money Laundering Act of 2020.

The AML laws and their implementing regulations require insured depository institutions, broker-dealers, and certain other financial institutions to have policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing. The AML laws and their regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants. To comply with these obligations, the Company has implemented appropriate internal practices, procedures, and controls.

Office of Foreign Assets Control. The Office of Foreign Assets Control (“OFAC”), which is a division of the U.S. Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress.  If the Bank finds a name of an “enemy” of the United States on any transaction, account, or wire transfer that is on an OFAC list, it must freeze such account or place transferred funds into a blocked account, and report it to OFAC. Failure to comply with OFAC requirements could have serious legal, financial and reputational consequences for the Company.

Volcker Rule.  The Dodd-Frank Act and regulations under that act prohibit insured depository institutions and their affiliates, except as permitted under certain limited circumstances, from (i) engaging in short-term proprietary trading for their own accounts and (ii) having certain ownership interests in, and relationships with, hedge funds or private equity funds.  The Volcker Rule did not have a material impact on the Company's operations or financial position in 2020 and 2019.

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

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the CFPB, and giving it responsibility for implementing, examining, and enforcing compliance with federal consumer protection laws.  The CFPB focuses on (i) risks to consumers and compliance with the federal consumer financial laws; (ii) the markets in which firms operate and risks to consumers posed by activities in those markets; (iii) depository institutions that offer a wide variety of consumer financial products and services; and (iv) non-depository companies that offer one or more consumer financial products or services.  The CFPB is responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets.  While the Bank, like all banks, is subject to federal consumer protection rules enacted by the CFPB, because the Company and the Bank have total consolidated assets of $10 billion or less, the OCC oversees the application to the Bank of most consumer protection aspects of the Dodd-Frank Act and other laws and regulations.

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

The Company’s and the Bank’s mortgage origination activities are subject to Regulation Z, which implements the Truth in Lending Act.  Certain provisions of Regulation Z require creditors to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Creditors are required to determine consumers’ ability to repay in one of two ways.  The first alternative requires the creditor to consider the following eight underwriting factors when making the credit decision: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) the monthly payment on the covered transaction; (iv) the monthly payment on any simultaneous loan; (v) the monthly payment for mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) the monthly debt-to-income ratio or residual income; and (viii) credit history.  Alternatively, the creditor can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements.  In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years.  In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount, and the consumer’s debt-to-income ratio (“DTI”) must be below the prescribed threshold.  Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance.  Small creditors, as described below, may originate qualified mortgages that are not restricted by the specific DTI threshold (however, the DTI must still be considered).  Small creditors are those financial institutions that meet the following requirements: (i) have assets below $2 billion (adjustable annually by CFPB); (ii) originated no more than 2,000 first-lien, closed-end residential mortgages subject to the ability-to-repay requirements in the preceding calendar year; and (iii) hold the qualified mortgage loan in its portfolio after origination. The Company, as a small creditor, does comply with the “qualified mortgage rules” and the other applicable Truth in Lending requirements.

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

In October 2016, the federal bank regulatory agencies issued proposed rules on enhanced cybersecurity risk-management and resilience standards that would apply to very large financial institutions and to services provided by third parties to these institutions.  The comment period for these proposed rules has closed; however, the final rules have not been published.  Although the proposed rules would apply only to bank holding companies and banks with $50 billion or more in total consolidated assets, these rules could influence the federal bank regulatory agencies’ expectations and supervisory requirements for information security standards and cybersecurity programs of financial institutions with less than $50 billion in total consolidated assets such as the Company.

In December 2020, the federal banking agencies issued a notice of proposed rulemaking that would require banking organizations to notify their primary regulator within 36 hours of becoming aware of a “computer-security incident” or a “notification incident.” The proposed rule also would require specific and immediate notifications by bank service providers that become aware of similar incidents.

Coronavirus Aid, Relief, and Economic Security Act and Consolidated Appropriations Act, 2021. In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020 and the Consolidated Appropriations Act, 2021 (“Appropriations Act”) was signed into law on December 27, 2020.  Among other things, the CARES Act and Appropriations Act include the following provisions impacting financial institutions:

•

Community Bank Leverage Ratio.  The CARES Act directed federal banking agencies to adopt interim final rules to lower the threshold under the CBLR from 9% to 8% and to provide a reasonable grace period for a community bank that falls below the threshold to regain compliance, in each case until the earlier of the termination date of the national emergency or December 31, 2020.  In April 2020, the federal bank regulatory agencies issued two interim final rules implementing this directive.  One interim final rule provides that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework.  It also establishes a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater.  The second interim final rule provides a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement.  It establishes a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement.

•

Temporary Troubled Debt Restructurings Relief.  The CARES Act allowed banks to elect to suspend requirements under U.S. generally accepted accounting principles (“GAAP”) for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a troubled debt restructuring (“TDR”), including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or December 31, 2020.  Federal banking agencies are required to defer to the determination of the banks making such suspension.  The Appropriations Act extended this temporary relief until the earlier of 60 days after the termination date of the national emergency or January 1, 2022.

•

Small Business Administration Paycheck Protection Program.  The CARES Act created the SBA PPP and it was extended by the Appropriations Act.  Under the PPP, money was authorized for small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt.  The loans are provided through participating financial institutions, such as the Bank, that process loan applications and service the loans.

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

Item 1A.	RISK FACTORS.

The Company’s business is subject to risk. The following discussion, along with management’s discussion and analysis and the financial statements and footnotes, sets forth the most significant risks and uncertainties that management believes could adversely affect the Company’s business, financial condition or results of operations. Additional risks and uncertainties that management is not aware of or that management currently deems immaterial may also have a material adverse effect on the Company’s business, financial condition or results of operations. There is no assurance that this discussion covers all potential risks that the Company faces.

Summary of Risk Factors

The following is a summary of the most significant risks and uncertainties that the Company believes could adversely affect its business, financial condition or results of operations.

Credit Risks

•	The Company must effectively manage its credit risks, as credit standards and credit assessment processes might not protect it from significant losses.
•	The Bank’s ALLL may be insufficient and any increases in the ALLL may have a material adverse effect on the Company’s financial condition and results of operations.
•	Lending to small to mid-sized community-based businesses may increase the Company’s credit risk.
•	The concentration in loans secured by real estate may increase the Company’s future credit losses.
•	The Company has a moderate concentration of credit exposure in commercial real estate and loans with this type of collateral are viewed as having more risk of default.
•	The ability of borrowers to repay their loans significantly affect the Company’s results of operations.

Liquidity Risks

•	The Company must effectively manage its liquidity risk, as liquidity needs could adversely affect results of operations and financial condition.
•	The Company may need to raise additional capital in the future and may not be able to do so on acceptable terms, or at all.

Market Risks

•	The Company may be adversely impacted by changes in market conditions.
•	Change in economic conditions, especially in the areas in which the Company conducts operations, could materially and negatively affect its business.
•	The Company’s business is subject to interest rate risk, and variations in interest rates and inadequate management of interest rate risk may negatively affect financial performance.
•	The Company may be adversely affected by changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, for variable rate loans.
•

The Company relies upon independent appraisals to determine the value of the real estate that secures a significant portion of its loans and the value of any foreclosed properties that may be carried on its books, and the values indicated by such appraisals may not be realizable if it is forced to foreclose upon such loans or liquidate such foreclosed property.

Strategic Risks

•

The Company faces strong and growing competition from financial services companies and other companies that offer banking and other financial services, which could negatively affect the Company’s business.

•	The Company may not be able to successfully manage its long-term growth.
•	The success of the Company’s strategy depends on its ability to identify and retain individuals with experience and relationships in its markets.

Operational Risks

•

The Company must effectively manage its operational risks, as it is subject to a variety of operational risks, including reputational risk, legal and compliance risk, and the risk of fraud or theft by employees or outsiders.

•	Changes in accounting standards could impact reported earnings.

•	Failure to maintain effective systems of internal and disclosure control could have a material adverse effect on the Company’s results of operation and financial condition.
•	The Company depends on the accuracy and completeness of information about clients and counterparties.
•	The Company’s success depends on its management team, and the unexpected loss of any of these personnel could adversely affect operations.
•	The Company relies on other companies to provide key components of its business infrastructure.
•	The soundness of other financial institutions could adversely affect the Company.
•	The Company’s operations may be adversely affected by cybersecurity risks.
•	Consumers may increasingly decide not to use banks to complete their financial transactions.
•	The Company’s ability to operate profitably may be dependent on its ability to integrate or introduce various technologies into its operations.

Legal, Regulatory and Compliance Risks

•	The Company operates in a highly regulated industry.
•	Regulations issued by the CFPB could adversely impact earnings due to, among other things, increased compliance costs or costs due to noncompliance.
•

The Company is subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential or proprietary information of individuals could damage the Company’s reputation.

•	The Company’s business and earnings are impacted by governmental, fiscal and monetary policy over which it has no control.

Risks Related to the Proposed Merger with Fauquier

•	Failure of, or a significant delay in completing, the Company’s proposed merger with Fauquier could negatively impact the Company.
•	Combining the Company and Fauquier may be more difficult, costly or time-consuming than expected.
•	The Company may not be able to effectively integrate the operations of the two banks.

Risks Relating to the Company’s Common Stock

•	The Company is not obligated to pay dividends and its ability to pay dividends is limited.
•	Future issuances of the Company’s common stock could adversely affect the market price of the common stock and could be dilutive.
•	The Company’s common stock currently has a limited trading market and is thinly traded.
•	The Company’s governing documents and Virginia law contain provisions that may discourage or delay an acquisition of the Company.
•	An investment in the Company’s common stock is not an insured deposit.
•	The Company qualifies as a “smaller reporting company,” and the reduced disclosure obligations applicable to smaller reporting companies may make its common stock less attractive to investors.

General Risk Factors

•

The ongoing COVID-19 pandemic and measures intended to prevent its spread may adversely affect the Company’s business, financial condition and operations; the extent of such impacts are highly uncertain and difficult to predict.

•

As a participating lender in the PPP, the Company may be subject to additional risks regarding our Bank’s processing of PPP loans and are dependent on the federal government’s continuation and support of the program.

•	The Company is exposed to environmental liabilities with respect to properties to which it takes title.
•	Severe weather, earthquakes, other natural disasters, pandemics, acts of war or terrorism and other external events could significantly impact our business.

Risk Factors Associated with the Company’s Business

Credit Risks

The Company’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses.

The Company assumes credit risk by virtue of making loans and extending loan commitments and letters of credit.  The Company manages credit risk through a program of underwriting standards, the review of certain credit decisions and a continuous quality assessment process of credit already extended.  The Company’s exposure to credit risk is managed through the use of consistent underwriting standards that emphasize local lending while avoiding highly leveraged transactions, as well as excessive industry and other concentrations.  The Company’s credit administration function employs risk management techniques to help ensure that problem loans are promptly identified.  While these procedures are designed to provide the Company with the information needed to implement policy adjustments where necessary and to take appropriate corrective actions, there can be no assurance that such measures will be effective in avoiding undue credit risk.

The Bank’s ALLL may be insufficient and any increases in the ALLL may have a material adverse effect on the Company’s financial condition and results of operations.

The Bank maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents the Bank’s best estimate of probable losses that will be incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.

The level of the allowance reflects management’s evaluation of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, delinquency trends, underlying collateral values, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions. The determination of the appropriate level of the ALLL inherently involves a high degree of subjectivity and requires the Bank to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  The outbreak of COVID-19 and the unprecedented governmental response have made these subjective judgments even more difficult. Although the Bank believes the ALLL is a reasonable estimate of known and inherent losses in the loan portfolio, it cannot precisely predict such losses or be certain that the loan loss allowance will be adequate in the future. Deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside the Bank’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies and the Bank’s auditors periodically review its ALLL and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Further, if charge-offs in future periods exceed the allowance for loan losses, the Bank will need additional provisions to increase the allowance for loan losses.

The Company’s focus on lending to small to mid-sized community-based businesses may increase its credit risk.

Most of the Company’s commercial business and commercial real estate loans are made to small and mid-sized businesses and non-profits.  These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions.  If general economic conditions in the market areas in which the Company operates negatively impact this important customer sector, the Company’s results of operations and financial condition may be adversely affected.  Moreover, a portion of these loans have been made by the Company in recent years and the borrowers may not have experienced a complete business or economic cycle.  Any deterioration of the borrowers’ businesses may hinder their ability to repay their loans with the Company, which could have a material adverse effect on its financial condition and results of operations.  Steps to mitigate such risks include underwriting multiple sources of repayment, including but not limited, to business cash flow, personal guarantees, collateral, and government guarantees, where applicable.  Although the Company has taken these mitigation steps, there is no guarantee that such practices will be effective to prevent the increased credit risk.

The Company’s concentration in loans secured by real estate may increase its future credit losses, which would negatively affect the Company’s financial results.

The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Credit risk and credit losses can increase if its loans are concentrated to borrowers who, as a group, may be uniquely or disproportionately affected by economic or market conditions. As of December 31, 2020, approximately 67.3% of the Company’s loans are secured by real estate, both residential and commercial. The Company has established concentration limits that are regularly monitored by management and reported to the Board.  A major change in the real estate market in the regions in which the Company operates, resulting in a deterioration in real estate values, or in the local or national economy, including changes caused by the COVID-19 pandemic, could adversely affect the Company’s customers’ ability to pay these loans, which in turn could adversely impact the Company. Risk of loan defaults and foreclosures are inherent in the banking industry, and the Company tries to limit its exposure to this risk by carefully underwriting and monitoring its extensions of credit. The Company cannot fully eliminate credit risk, and as a result, credit losses may occur in the future.

The Company has a moderate concentration of credit exposure in commercial real estate and loans with this type of collateral are viewed as having more risk of default.

As of December 31, 2020, the Company had approximately $204.1 million in loans secured by commercial real estate, which represented approximately 33.5% of total loans outstanding at that date.  Such loans consist of non-owner occupied commercial real estate, construction, land development, multi-family and other land loans. These types of loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. It may be more difficult for commercial real estate borrowers to repay their loans in a timely manner, as commercial real estate borrowers’ abilities to repay their loans frequently depends on the successful rental of their properties. Cash flows may be affected significantly by general economic conditions, and a sustained downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because the Company’s loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in its percentage of nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on the Company’s financial condition.  The Company’s banking regulators generally give commercial real estate lending greater scrutiny and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital as a result of commercial real estate lending growth and exposures, which could have a material adverse effect on the Company’s results of operations.  Steps to mitigate such risks include underwriting multiple sources of repayment, including but not limited, to business cash flow, personal guarantees, collateral, and government guarantees, where applicable. In addition, the Company has established concentration limits that are regularly monitored by management and reported to the Board.  Although the Company has taken these mitigation steps, there is no guarantee that such practices will be effective to prevent the increased credit risk.

The Company’s results of operations are significantly affected by the ability of borrowers to repay their loans.

A significant source of risk for the Company is the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loan agreements.  Most of the Company’s loans are secured but some loans are unsecured.  With respect to the secured loans, the collateral securing the repayment of these loans may be insufficient to cover the obligations owed under such loans.  Collateral values may be adversely affected by changes in economic, environmental and other conditions, including the impacts of the COVID-19 pandemic, declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, terrorist activity, environmental contamination and other external events.  In addition, collateral appraisals that are out of date or that do not meet industry recognized standards may create the impression that a loan is adequately collateralized when it is not.  The Company has adopted underwriting and credit monitoring procedures and policies, including regular reviews of appraisals and borrower financial statements, that management believes are appropriate to mitigate the risk of loss.  An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.

Liquidity Risks

The Company’s liquidity needs could adversely affect results of operations and financial condition.

The Company’s primary sources of funds are deposits and loan repayments.  While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including, but not limited to, changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, availability of, and/or access to, sources of refinancing, business closings or lay-offs, pandemics or endemics, inclement weather, natural disasters and international instability.  Additionally, deposit levels may be affected by a number of factors, including, but not limited to, rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments and general economic conditions. Accordingly, the Company may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank of Atlanta (“FHLB”) advances, sales of securities and loans, federal funds lines of credit from correspondent banks and borrowings from the Federal Reserve Discount Window, as well as additional out-of-market time deposits and brokered deposits. While the Company believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if the Company continues to grow and experiences increasing loan demand.  The Company may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

The Company may need to raise additional capital in the future and may not be able to do so on acceptable terms, or at all.

Access to sufficient capital is critical in order to enable the Company to implement its business plan, support its business, expand its operations and meet applicable capital requirements. The inability to have sufficient capital, whether internally generated through earnings or raised in the capital markets, could adversely impact the Company’s ability to support and to grow its operations. If the Company grows its operations faster than it generates capital internally, it will need to access the capital markets. The Company may not be able to raise additional capital in the form of additional debt or equity on acceptable terms, or at all. The Company’s ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, the Company’s financial condition and its results of operations. Economic conditions and a loss of confidence in financial institutions may increase the Company’s cost of capital and limit access to some sources of capital. Further, if the Company needs to raise capital in the future, it may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse impact on the Company’s business, financial condition and results of operations.

Market Risks

The Company may be adversely impacted by changes in market conditions.

The Company is directly and indirectly affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. As a financial institution, market risk is inherent in the financial instruments associated with the Company’s operations and activities, including loans, deposits, securities, and short-term borrowings. A few of the market conditions that may shift from time to time, thereby exposing the Company to market risk, include fluctuations in interest rates, equity and futures prices, and price deterioration or changes in value due to changes in market perception or actual credit quality of issuers. The Company’s investment securities portfolio, in particular, may be impacted by market conditions beyond its control, including rating agency downgrades of the securities, defaults of the issuers of the securities, lack of market pricing of the securities, and inactivity or instability in the credit markets. Any changes in these conditions, in current accounting principles or interpretations of these principles could impact the Company’s assessment of fair value and thus the determination of other-than-temporary impairment of the securities in the investment securities portfolio, which could adversely affect the Company’s earnings and capital ratios.

Asset values also directly impact revenues in the Company’s wealth management businesses. The Company receives asset-based management fees based on the value of clients’ portfolios or investments in funds managed by the Company and, in some cases, the Company may also receive performance fees based on increases in the value of such investments. Declines in asset values can reduce the value of clients’ portfolios or fund assets, which in turn can result in lower fees earned for managing such assets.

Changes in economic conditions, especially in the areas in which the Company conducts operations, could materially and negatively affect its business.

The Company’s business is directly impacted by economic conditions, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond its control. A deterioration in economic conditions, whether caused by global, national or local concerns (including the COVID-19 pandemic), especially within the Company’s market area, could result in the following potentially material consequences: loan delinquencies increasing; problem assets and foreclosures increasing; demand for products and services decreasing; low cost or noninterest bearing deposits decreasing; and collateral for loans, especially real estate, declining in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with existing loans. A continued economic downturn could result in losses that materially and adversely affect the Company’s business.

The Company’s business is subject to interest rate risk, and variations in interest rates and inadequate management of interest rate risk may negatively affect financial performance.

Changes in the interest rate environment may reduce the Company’s profits. It is expected that the Company will continue to realize income from the differential or “spread” between the interest earned on loans, securities, and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities.  In addition, loan volume and yields are affected by market interest rates on loans, and the current interest rate environment encourages extreme competition for new loan originations from qualified borrowers. The Company’s management cannot ensure that it can minimize interest rate risk.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Accordingly, changes in levels of market interest rates could materially and adversely affect the net interest spread, asset quality, loan origination volume and the Company’s overall profitability.

Following the COVID-19 outbreak, market interest rates have declined significantly. These reductions in interest rates may adversely affect the Company’s financial condition and results of operations.

The Company may be adversely affected by changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, for variable rate loans.

The Company has certain variable-rate loans indexed to LIBOR to calculate the loan interest rate. The United Kingdom Financial Conduct Authority, which regulates LIBOR, has proposed to extend publication of the most commonly used U.S. dollar LIBOR settings to June 30, 2023 and to cease publishing other LIBOR settings on December 31, 2021.  The U.S. federal banking agencies have issued guidance strongly encouraging banking organizations to cease using U.S. dollar LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021.  It is not possible to know whether LIBOR will continue to be viewed as an acceptable market benchmark, what rates or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternative may have on the financial markets for LIBOR-linked financial instruments.

The implementation of a substitute index or indices for the calculation of interest rates under the Company’s loan agreements with borrowers or other financial arrangements may cause the Company to incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers or other counter-parties over the appropriateness or comparability to LIBOR of the substitute index or indices, any of which could have a material adverse effect on the Company’s results of operations.

The Company relies upon independent appraisals to determine the value of the real estate that secures a significant portion of its loans and the value of any foreclosed properties that may be carried on its books, and the values indicated by such appraisals may not be realizable if it is forced to foreclose upon such loans or liquidate such foreclosed property.

As indicated above, a significant portion of the Company’s loan portfolio consists of loans secured by real estate and it may also hold foreclosed properties from time to time.  The Company relies upon independent appraisers to estimate the value of such real estate.  Appraisals are only estimates of value and the independent appraisers may make mistakes of fact or judgment that adversely affect the reliability of their appraisals.  In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease.  As a result of any of these factors, the real estate securing some of the Company’s loans and any foreclosed properties that may be held by the Company may be more or less valuable than anticipated.  If a default occurs on a loan secured by real estate that is less valuable than originally estimated, the Company may not be able to recover the outstanding balance of the loan.  It may also be unable to sell any foreclosed properties for the values estimated by their appraisals.

Strategic Risks

The Company faces strong and growing competition from financial services companies and other companies that offer banking and other financial services, which could negatively affect the Company’s business.

The Company encounters substantial competition from other financial institutions in its market area and competition is increasing. Ultimately, the Company may not be able to compete successfully against current and future competitors. Many competitors offer the same banking services that the Company offers in its service area. These competitors include national, regional and community banks. The Company also faces competition from many other types of financial institutions, including finance companies, mutual and money market fund providers, brokerage firms, insurance companies, credit unions, financial subsidiaries of certain industrial corporations, financial technology companies and mortgage companies. Increased competition may result in reduced business for the Company.

Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain loans and deposits, and range and quality of products and services provided, including new technology-driven products and services. If the Company is unable to attract and retain banking customers, it may be unable to continue to grow loan and deposit portfolios and its results of operations and financial condition may otherwise be adversely affected.

The Company may not be able to successfully manage its long-term growth, which may adversely affect its results of operations and financial condition.

A key aspect of the Company’s long-term business strategy is its continued growth and expansion. The Company’s ability to continue to grow depends, in part, upon its ability to (i) open new branch offices or acquire existing branches or other financial institutions, such as Fauquier, (ii) attract deposits to those locations, and (iii) identify attractive loan and investment opportunities.

The Company may not be able to successfully implement its growth strategy if it is unable to identify attractive markets, locations or opportunities to expand in the future, or if the Company is subject to regulatory restrictions on growth or expansion of its operations.  The Company’s ability to manage its growth successfully also will depend on whether it can maintain capital levels adequate to support its growth, maintain cost controls and asset quality and successfully integrate any businesses the Company acquires into its organization. As the Company identifies opportunities to implement its growth strategy by opening new branches or acquiring branches or other banks, it may incur increased personnel, occupancy and other operating expenses.  In the case of new branches, the Company must absorb those higher expenses while it begins to generate new deposits, and there is a further time lag involved in redeploying new deposits into attractively priced loans and other higher yielding assets.

The Company may consider acquiring other businesses or expanding into new product lines that it believes will help it fulfill its strategic objectives. The Company expects that other banking and financial companies, some of which have significantly greater resources, will compete with it to acquire financial services businesses. This competition could increase prices for potential acquisitions that the Company believes are attractive. Acquisitions may also be subject to various regulatory approvals. If the Company fails to receive the appropriate regulatory approvals, it will not be able to consummate acquisitions that it believes are in its best interests.

When the Company enters into new markets or new lines of business, its lack of history and familiarity with those markets, clients and lines of business may lead to unexpected challenges or difficulties that inhibit its success. The Company’s plans to expand could depress earnings in the short run, even if it efficiently executes a growth strategy leading to long-term financial benefits.

The success of the Company’s strategy depends on its ability to identify and retain individuals with experience and relationships in its markets.

In order to be successful, the Company must identify and retain experienced key management members and sales staff with local expertise and relationships. Competition for qualified personnel is intense and there is a limited number of qualified persons with knowledge of and experience in the community banking and mortgage industry in the Company’s chosen geographic market. Even if the Company identifies individuals that it believes could assist it in building its franchise, it may be unable to recruit these individuals away from their current employers. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out the Company’s strategy is often lengthy. The Company’s inability to identify, recruit and retain talented personnel could limit its growth and could materially adversely affect its business, financial condition and results of operations.

Operational Risks

The Company is subject to a variety of operational risks, including reputational risk, legal and compliance risk, and the risk of fraud or theft by employees or outsiders.

The Company is exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees, operational errors, clerical or record-keeping errors, and errors resulting from faulty or disabled computer or communications systems.

Reputational risk, or the risk to the Company’s earnings and capital from negative public opinion, could result from the Company’s actual or alleged conduct in any number of activities, including lending practices, corporate governance, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect the Company’s ability to attract and keep customers and employees and can expose it to litigation and regulatory action.

Further, if any of the Company’s financial, accounting, or other data processing systems fail or have other significant issues, the Company could be adversely affected. The Company depends on internal systems and outsourced technology to support these data storage and processing operations. The Company’s inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of the Company’s business operations. It could be adversely affected if one of its employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates its operations or systems. The Company is also at risk of the impact of natural disasters, terrorism and international hostilities on its systems and from the effects of outages or other failures involving power or communications systems operated by others. The Company may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, computer viruses or electrical or communications outages), which may give rise to disruption of service to customers and to financial loss or liability. In addition, there have been instances where financial institutions have been victims of fraudulent activity in which criminals pose as customers to initiate wire and automated clearinghouse transactions out of customer accounts. Although the Company has policies and procedures in place to verify the authenticity of its customers, it cannot guarantee that such policies and procedures will prevent all fraudulent transfers. Such activity can result in financial liability and harm to the Company’s reputation.  If any of the foregoing risks materialize, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

Changes in accounting standards could impact reported earnings.

The authorities that promulgate accounting standards, including the Financial Accounting Standards Board (“FASB”), the SEC and other regulatory authorities, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements.  These changes are difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations.  In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of financial statements for prior periods.  Such changes could also require the Company to incur additional personnel or technology costs.

Failure to maintain effective systems of internal and disclosure control could have a material adverse effect on the Company’s results of operation and financial condition.

Effective internal and disclosure controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. The Bank is also required to establish and maintain an adequate internal control structure over financial reporting pursuant to regulations of the FDIC. As a public company, the Company is required by the Sarbanes-Oxley Act to design and maintain a system of internal control over financial reporting and include management’s assessment regarding internal control over financial reporting. If the Company cannot provide reliable financial reports or prevent fraud, its reputation and operating results would be harmed. As part of the Company’s ongoing monitoring of internal control, it may discover material weaknesses or significant deficiencies in its internal control that require remediation. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s inability to maintain the operating effectiveness of the controls described above could result in a material misstatement to the Company’s financial statements or other disclosures, which could have an adverse effect on its business, financial condition or results of operations. In addition, any failure to maintain effective controls or to timely effect any necessary improvement of the Company’s internal and disclosure controls could, among other things, result in losses from fraud or error, harm the Company’s reputation or cause investors to lose confidence in its reported financial information, all of which could have a material adverse effect on its results of operation and financial condition.

The Company depends on the accuracy and completeness of information about clients and counterparties, and the Company’s financial condition could be adversely affected if it relies on misleading or incorrect information.

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, the Company may rely on information furnished to it by or on behalf of clients and counterparties, including financial statements and other financial information, which it does not independently verify. The Company also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, the Company may assume that a client’s audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of that client. The Company’s financial condition and results of operations could be negatively impacted to the extent it relies on financial statements that do not comply with GAAP or are materially misleading.

The Company’s success depends on its management team, and the unexpected loss of any of these personnel could adversely affect operations.

The Company’s success is, and is expected to remain, highly dependent on its management team. This is particularly true because, as a community bank, the Company depends on the management team’s ties to the community and customer relationships to generate business.  The Company’s growth will continue to place significant demands on management, and the loss of any such person’s services may have an adverse effect upon growth and profitability.  If the Company fails to retain or continue to recruit qualified employees, growth and profitability could be adversely affected.

The Company relies on other companies to provide key components of its business infrastructure.

Third parties provide key components of the Company’s business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, internet connections and network access. While the Company has selected these third-party vendors carefully, it does not control their actions. Any problem caused by these third parties, including poor performance of services, failure to provide services, disruptions in communication services provided by a vendor and failure to handle current or higher volumes, could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business, and may harm its reputation. Financial or operational difficulties of a third-party vendor could also hurt the Company’s operations if those difficulties interfere with the vendor’s ability to serve the Company. Replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third-parties creates an unavoidable inherent risk to the Company’s business operations.

The soundness of other financial institutions could adversely affect the Company.

The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions.  Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships.  The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial industry.  As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by the Company or by other institutions.  Many of these transactions expose the Company to credit risk in the event of default of its counterparty or client.  In addition, credit risk may be exacerbated when the collateral held cannot be realized upon or is liquidated at prices insufficient to recover the full amount of the financial instrument exposure due.  There is no assurance that any such losses would not materially and adversely affect results of operations.

The Company’s operations may be adversely affected by cybersecurity risks.

In the ordinary course of business, the Company collects and stores sensitive data, including proprietary business information and personally identifiable information (“PII”) related to its customers and employees in systems and on networks. The secure processing, maintenance, and use of this information is critical to operations and the Company’s business strategy. The Company has invested in accepted technologies, and continually reviews processes and practices that are designed to protect its networks, computers, and data from damage or unauthorized access. Despite these security measures, the Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. A breach of any kind could compromise systems and the information stored there could be accessed, damaged or disclosed. A breach in security could result in legal claims, regulatory penalties, disruption in operations, and damage to the Company’s reputation, which could adversely affect its business and financial condition.  Furthermore, as cyber threats continue to evolve and increase, the Company may be required to expend significant additional financial and operational resources to modify or enhance its protective measures, or to investigate and remediate any identified information security vulnerabilities.

In addition, multiple major U.S. retailers have experienced data systems incursions reportedly resulting in the thefts of credit and debit card information, online account information and other financial or privileged data. Retailer incursions affect cards issued and deposit accounts maintained by many banks, including Virginia National Bank. Although the Company’s systems are not breached in retailer incursions, these events can cause it to reissue a significant number of cards and take other costly steps to avoid significant theft loss to the Company and its customers. In some cases, the Company may be required to reimburse customers for the losses they incur. Other possible points of intrusion or disruption not within the Company’s control include internet service providers, electronic mail portal providers, social media portals, distant-server (cloud) service providers, electronic data security providers, data processing service providers, telecommunications companies, and smart phone manufacturers.

Consumers may increasingly decide not to use banks to complete their financial transactions, which would have a material adverse impact on the Company’s financial condition and operations.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks.  For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards.  Consumers can also complete transactions such as paying bills or transferring funds directly without the assistance of banks.  The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits.  The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s ability to operate profitably may be dependent on its ability to integrate or introduce various technologies into its operations.

The market for financial services, including banking and consumer finance services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, online banking and tele-banking. The Company’s ability to compete successfully in its market may depend on the extent to which it is able to implement or exploit such technological changes. If the Company is not able to afford such technologies, properly or timely anticipate or implement such technologies, or effectively train its staff to use such technologies, its business, financial condition or operating results could be adversely affected.

Legal, Regulatory and Compliance Risks

The Company operates in a highly regulated industry and the laws and regulations that govern the Company’s operations, corporate governance, executive compensation and financial accounting, or reporting, including changes in them or the Company’s failure to comply with them, may adversely affect the Company.

The Company is subject to extensive regulation and supervision that govern almost all aspects of its operations. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the Company’s business activities, limit the dividends or distributions that it can pay, restrict the ability of institutions to guarantee its debt and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in its capital than GAAP. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs.

The Company is currently facing increased regulation and supervision of its industry as a result of the financial crisis in the banking and financial markets.  The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes. Other changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, could affect the Company in substantial and unpredictable ways. Such additional regulation and supervision has increased, and may continue to increase, the Company’s costs and limit its ability to pursue business opportunities. Further, the Company’s failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject it to restrictions on its business activities, fines and other penalties, any of which could adversely affect the Company’s results of operations, capital base and the price of its securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect the Company’s business and financial condition.

Regulations issued by the CFPB could adversely impact earnings due to, among other things, increased compliance costs or costs due to noncompliance.

The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. The CFPB has also been directed to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. For example, the CFPB issued a final rule, effective January 10, 2014, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms, or to originate “qualified mortgages” that meet specific requirements with respect to terms, pricing and fees. The rule also contains additional disclosure requirements at mortgage loan origination and in monthly statements.  The requirements under the CFPB’s regulations and policies could limit the Company’s ability to make certain types of loans or loans to certain borrowers, or could make it more expensive and/or time consuming to make these loans, which could adversely impact the Company’s profitability.

The Company is subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential or proprietary information of individuals could damage the Company’s reputation and otherwise adversely affect its business.

The Company’s business requires the collection and retention of large volumes of customer data, including PII in various information systems that the Company maintains and in those maintained by third party service providers. The Company also maintains important internal company data such as PII about its employees and information relating to its operations. The Company is subject to complex and evolving laws and regulations governing the privacy and protection of PII of individuals (including customers, employees and other third-parties). For example, the Company’s business is subject to the Gramm-Leach-Bliley Act of 1999, which, among other things: (i) imposes certain limitations on the Company’s ability to share nonpublic

PII about its customers with nonaffiliated third parties; (ii) requires that the Company provides certain disclosures to customers about its information collection, sharing and security practices and affords customers the right to “opt out” of any information sharing by it with nonaffiliated third parties (with certain exceptions); and (iii) requires that the Company develops, implements and maintains a written comprehensive information security program containing appropriate safeguards based on the Company’s size and complexity, the nature and scope of its activities, and the sensitivity of customer information it processes, as well as plans for responding to data security breaches. Various federal and state banking regulators and states have also enacted data breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in the event of a security breach. Ensuring that the Company’s collection, use, transfer and storage of PII complies with all applicable laws and regulations can increase the Company’s costs. Furthermore, the Company may not be able to ensure that customers and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused, the Company could be exposed to litigation or regulatory sanctions under privacy and data protection laws and regulations. Concerns regarding the effectiveness of the Company’s measures to safeguard PII, or even the perception that such measures are inadequate, could cause the Company to lose customers or potential customers and thereby reduce its revenues. Accordingly, any failure, or perceived failure, to comply with applicable privacy or data protection laws and regulations may subject the Company to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage the Company’s reputation and otherwise adversely affect its operations, financial condition and results of operations.

The Company’s business and earnings are impacted by governmental, fiscal and monetary policy over which it has no control.

The Company is affected by domestic monetary policy.  The Federal Reserve regulates the supply of money and credit in the United States, and its policies determine in large part the Company’s cost of funds for lending, investing and capital raising activities and the return it earns on those loans and investments, both of which affect the Company’s net interest margin. The actions of the Federal Reserve also can materially affect the value of financial instruments that the Company holds, such as loans and debt securities, and also can affect the Company’s borrowers, potentially increasing the risk that they may fail to repay their loans. The Company’s business and earnings also are affected by the fiscal or other policies that are adopted by various regulatory authorities of the United States. Changes in fiscal or monetary policy are beyond the Company’s control and hard to predict.

Risks Related to the Proposed Merger with Fauquier

Failure of the Company’s proposed merger with Fauquier to be completed, the termination of the merger agreement, or a significant delay in completing the merger could negatively impact the Company.

The merger agreement between the Company and Fauquier is subject to a number of conditions that must be fulfilled in order to complete the merger. These conditions to the consummation of the merger may not be fulfilled and, accordingly, the merger may not be completed. In addition, if the merger is not completed by September 30, 2021, either the Company or Fauquier may terminate the merger agreement at any time after that date if the failure of the effective time to occur on or before that date is not caused by any breach of the merger agreement by the party electing to terminate the merger agreement.

Any delay in completion of the merger may have a material adverse effect on the Company’s and Fauquier’s business during the pendency of the merger, and on the Company’s business and results of operations following the merger, due to potential diversion of management attention from other opportunities, constraints contained in the merger agreement on the Company’s business during the pendency of the merger, the incurrence of additional merger-related expenses, and negative reactions by markets and customers. If the merger is not completed, the ongoing business, financial condition and results of operations of the Company may be materially adversely affected and the market price of the Company’s common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the merger will be completed.

In addition, the Company’s business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger.

Combining the Company and Fauquier may be more difficult, costly or time-consuming than expected.

The success of the merger will depend, in part, on the Company’s ability to realize the anticipated benefits and cost savings from combining the businesses of the Company and Fauquier. To realize such anticipated benefits and cost savings, the Company must successfully combine the businesses of the Company and Fauquier in a manner that permits growth opportunities and cost savings to be realized without materially disrupting the existing customer relationships of Fauquier or the Company or decreasing revenues due to loss of customers. If the Company is not able to achieve these objectives, the anticipated benefits and cost savings of the merger may not be realized fully, or at all, or may take longer to realize than expected.

The Company and Fauquier have operated, and, until the completion of the merger, will continue to operate, independently. After the completion of the merger, the Company will integrate Fauquier’s business into its own. The integration process in the merger could result in one or more of the following: loss of key employees, disruption of each party’s ongoing business, and inconsistencies in standards, controls, procedures and policies that may adversely affect either party’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the merger. The loss of key employees could adversely affect the Company’s ability to successfully conduct its business in the markets in which Fauquier now operates, which could have an adverse effect on the Company’s financial results and the value of its common stock. If the Company experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized, fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be disruptions that cause the Company and Fauquier to lose customers or cause customers to withdraw their deposits from the Company’s or Fauquier’s banking subsidiaries, or other unintended consequences that could have a material adverse effect on the Company’s results of operations or financial condition after the merger. These integration matters could have an adverse effect on each of the Company and Fauquier during this transition period and for an undetermined period after consummation of the merger.

The Company may not be able to effectively integrate the operations of The Fauquier Bank and the Bank.

The future operating performance of the Bank will depend, in part, on the success of the merger of the Bank and The Fauquier Bank, which is expected to occur as soon as practicable after the merger of the Company and Fauquier. The success of the bank merger will, in turn, depend on a number of factors, including the Company’s ability to (i) integrate the operations and branches of the Bank and The Fauquier Bank, (ii) retain the deposits and customers of the Bank and The Fauquier Bank, (iii) control the incremental increase in noninterest expense arising from the merger in a manner that enables the continuing bank to improve its overall operating efficiencies and (iv) retain and integrate the appropriate personnel of The Fauquier Bank with the operations of the Bank. The integration of the Bank and The Fauquier Bank following the bank merger will require the dedication of the time and resources of the banks’ management teams and may temporarily distract the management teams’ attention from the day-to-day business of the banks. If the Bank and The Fauquier Bank are unable to successfully integrate, the Company may not be able to realize expected operating efficiencies and eliminate redundant costs.

Risks Related to the Company’s Common Stock

The Company is not obligated to pay dividends and its ability to pay dividends is limited.

The Company’s ability to make dividend payments on its common stock depends primarily on certain regulatory considerations and the receipt of dividends and other distributions from the Bank. There are various regulatory restrictions on the ability of banks, such as the Bank, to pay dividends or make other payments to their holding companies.  The Company is currently paying a quarterly cash dividend to holders of its common stock at a rate of $0.30 per share.  Although the Company has paid a quarterly cash dividend to the holders of its common stock since July 2013, holders of its common stock are not entitled to receive dividends, and the Company is not obligated to pay dividends in any particular amounts or at any particular times.  Regulatory, economic and other factors may cause the Company’s Board to consider, among other things, the reduction of dividends paid on its common stock.

Future issuances of the Company’s common stock could adversely affect the market price of the common stock and could be dilutive.

The Company’s Board, without the approval of shareholders, could from time to time decide to issue additional shares of common stock or shares of preferred stock, which may adversely affect the market price of the shares of common stock and could be dilutive to the Company’s shareholders. Any sale of additional shares of the Company’s common stock may be at prices lower than the current market value of the Company’s shares. In addition, new investors may have rights, preferences and privileges that are senior to, and that could adversely affect, the Company’s existing shareholders.  For example, preferred stock would be senior to common stock in right of dividends and as to distributions in liquidation.  The Company cannot predict or estimate the amount, timing, or nature of its future offerings of equity securities.  Thus, the Company’s shareholders bear the risk of future offerings diluting their stock holdings, adversely affecting their rights as shareholders, and/or reducing the market price of the Company’s common stock.

The Company’s common stock currently has a limited trading market and is thinly traded, and a more liquid market for its common stock may not develop, which may limit the ability of shareholders to sell their shares and may increase price volatility.

The Company’s common stock is quoted on the OTC Markets Group’s OTCQX marketplace under the symbol “VABK.”  The Company’s common stock is thinly traded and has substantially less liquidity than the trading markets for many other bank holding companies. Although the Company has agreed to use its best efforts to list its common stock on a national stock exchange in connection with the proposed merger with Fauquier, the Company will be required to meet the initial listing requirements of such exchange to be listed.  The Company may not be able to meet those initial listing requirements, and even if the Company’s common stock is so listed, the Company may be unable to maintain the listing of its common stock in the future.  In addition, there can be no assurance that an active trading market for shares of the Company’s common stock will develop or if one develops, that it can be sustained.  The development of a liquid public market depends on the existence of willing buyers and sellers, the presence of which is not within the Company’s control. Therefore, the Company’s shareholders may not be able to sell their shares at the volume, prices, or times that they desire. Shareholders should be financially prepared and able to hold shares for an indefinite period.  In addition, thinly traded stocks can be more volatile than more widely traded stocks. the Company’s stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include, but are not limited to, changes in analysts’ recommendations or projections, developments related to the Company’s business and operations, stock performance of other companies deemed to be peers, news reports of trends, concerns, irrational exuberance on the part of investors, and other issues related to the financial services industry. The Company’s stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to its performance. General market declines or market volatility in the future, especially in the financial institutions sector of the economy, could adversely affect the price of the Company’s common stock, and the current market price may not be indicative of future market prices.

The Company’s governing documents and Virginia law contain provisions that may discourage or delay an acquisition of the Company even if such acquisition or transaction is supported by shareholders.

Certain provisions of the Company’s articles of incorporation could delay or make a merger, tender offer or proxy contest involving the Company more difficult, even in instances where the shareholders deem the proposed transaction to be beneficial to their interests. One provision, among others, provides that a plan of merger, share exchange, or sale of all or substantially all of the Company’s assets must be approved by the affirmative vote of more than two-thirds of the outstanding capital stock of the Company entitled to vote on the transaction if the transaction is not approved and recommended by at least two-thirds of the Company’s Board. In addition, certain provisions of state and federal law may also have the effect of discouraging or prohibiting a future takeover attempt in which the Company shareholders might otherwise receive a substantial premium for their shares over then-current market prices. To the extent that these provisions discourage or prevent takeover attempts, they may tend to reduce the market price for the Company’s common stock.

An investment in the Company’s common stock is not an insured deposit.

The Company’s common stock is not a bank deposit and, therefore, it is not insured against loss by the FDIC or by any other public or private entity. An investment in the Company’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company and, as a result, shareholders may lose some or all of their investment.

The Company qualifies as a “smaller reporting company,” and the reduced disclosure obligations applicable to smaller reporting companies may make its common stock less attractive to investors.

The Company is a “smaller reporting company” as defined in federal securities laws, and will remain a smaller reporting company until the fiscal year following the determination that the market value of its voting and non-voting common shares held by non-affiliates is more than $250 million measured on the last business day of its second fiscal quarter, or its annual revenues are less than $100 million during the most recently completed fiscal year and the market value of its voting and non-voting common shares held by non-affiliates is more than $700 million measured on the last business day of its second fiscal quarter. Smaller reporting companies have reduced disclosure obligations, such as an exemption from providing selected financial data and an ability to provide simplified executive compensation information and only two years of audited financial statements. If some investors find the Company’s common stock less attractive because the Company may rely on these reduced disclosure obligations, there may be a less active trading market for its common stock and its stock price may be more volatile.

General Risk Factors

The ongoing COVID-19 pandemic and measures intended to prevent its spread may adversely affect the Company’s business, financial condition and operations; the extent of such impacts are highly uncertain and difficult to predict.

Global health and economic concerns relating to the COVID-19 pandemic and government actions taken to reduce the spread of the virus have had a material adverse impact on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty. The pandemic has resulted in federal, state and local authorities, including those who govern the markets in which it operates, implementing numerous measures to try to contain the virus.  These measures, including shelter in place orders and business limitations and shutdowns, have significantly contributed to rising unemployment and negatively impacted consumer and business spending.

The COVID-19 pandemic has adversely impacted and is likely to continue to adversely impact the Company’s workforce and operations and the operations of its customers and business partners. In particular, the Company may experience adverse effects due to a number of operational factors impacting it or its customers or business partners, including but not limited to: (i) loan losses resulting from financial stress experienced by the Company’s borrowers, especially those operating in industries hardest hit by government measures to contain the spread of the virus; (ii) collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; (iii) as a result of the decline in the Federal Reserve’s target federal funds rate, the yield on the Company’s assets may decline to a greater extent than the decline in its cost of interest-bearing liabilities, reducing net interest margin and spread, and reducing net income; (iv) operational failures, disruptions or inefficiencies due to changes in the Company’s normal business practices necessitated by its internal measures to protect employees and government-mandated measures intended to slow the spread of the virus; (v) possible business disruptions experienced by the Company’s vendors and business partners in carrying out work that supports its operations; (vi) decreased demand for the Company’s products and services due to economic uncertainty, volatile market conditions and temporary business closures; (vii) potential financial liability, loan losses, litigation costs or reputational damage resulting from the Company’s origination of loans as a participating lender in the PPP as administered through the SBA; and (viii) heightened levels of cyber and payment fraud, as cyber criminals try to take advantage of the disruption and increased online activity brought about by the pandemic.

The extent to which the pandemic impacts the Company’s business, liquidity, financial condition and operations will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, its duration and severity, the actions to contain it or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.  In addition, the rapidly changing and unprecedented nature of COVID-19 heightens the inherent uncertainty of forecasting future economic conditions and their impact on the Company’s loan portfolio, thereby increasing the risk that the assumptions, judgments and estimates used to determine the ALLL and other estimates are incorrect.  Further, the Company’s loan deferral program could delay or make it difficult to identify the extent of asset quality deterioration during the deferral period.  As a result of these and other conditions, the ultimate impact of the pandemic is highly uncertain and subject to change, and the Company cannot predict the full extent of the impacts on its business, its operations or the global economy as a whole.  To the extent any of the foregoing risks or other factors that develop as a result of COVID-19 materialize, it could exacerbate the other risk factors discussed in this report or otherwise and materially and adversely affect the Company’s business, liquidity, financial condition and results of operations.

As a participating lender in the SBA’s PPP, the Company may be subject to additional risks regarding the Bank’s processing of PPP loans and are dependent on the federal government’s continuation and support of the program.

Due to the short timeframe between the passing of the CARES Act and the beginning of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP. Several large banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company may be exposed to the risk of litigation, from both customers and non-customers who approached the Bank requesting PPP loans, regarding the process and procedures used by the Bank in processing applications for the PPP. Any such litigation filed against the Company or the Bank may be costly, regardless of the outcome, and result in significant financial liability or adversely affect our reputation. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on the Company’s business, financial condition and results of operations.

In addition, while the PPP loans are fully guaranteed by the SBA and the majority of these loans will be forgiven, there can be no assurance that the borrowers will use or have used the funds appropriately or will have satisfied the staffing or payment requirements to qualify for forgiveness in whole or in part. Any portion of the loan that is not forgiven must be repaid by the borrower. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by the Bank, which may or may not be related to an ambiguity in the laws, rules or guidance regarding operation of the PPP, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if the Bank has already been paid under the guaranty, seek recovery from the Bank of any loss related to the deficiency.

The Company is exposed to risk of environmental liabilities with respect to properties to which it takes title.

In the course of its business, the Company may foreclose and take title to real estate, potentially becoming subject to environmental liabilities associated with the properties. The Company may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs or the Company may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. Costs associated with investigation or remediation activities can be substantial. If the Company is the owner or former owner of a contaminated site, it may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect the Company’s business.

Severe weather, earthquakes, other natural disasters, pandemics, acts of war or terrorism and other external events could significantly impact our business.

Severe weather, earthquakes, other natural disasters, pandemics (such as the COVID-19 pandemic), acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business.  Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, results in loss of revenue and/or cause the Company to incur additional expenses.  Although management has established disaster recovery policies and procedures, the occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

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

The five-story building located at 404 People Place, Charlottesville, Virginia (the “Pantops Building”), just east of the Charlottesville city limits on Pantops Mountain, was constructed by the Bank on a pad site leased in 2005 from Pantops Park, LLC for a term of twenty years, with seven five-year renewal options.  William D. Dittmar, Jr., a director of the Company, is the manager and indirect owner of Pantops Park, LLC.  Monthly rent for this space is a fair market rate as verified by an independent third-party appraisal. The building, consisting of approximately 43,000 square feet, was completed in early 2008, and the Bank opened this full-service office in April 2008.  In addition to the Company’s use of this building as outlined in the preceding paragraph, a portion of the additional space is leased to tenants.

The drive-through location at 301 East Water Street, Charlottesville and the adjoining office space located at 112 Third Street, SE, Charlottesville Virginia (the “Water and Third Street Property”) is leased from East Main Investments, LLC. Hunter E. Craig, a director of the Company and the Bank, serves as manager of East Main Investments, LLC, which is owned by Mr. Craig and his spouse.

The property located at 1580 Seminole Trail, Charlottesville, Virginia has been fully owned by the Company since 2012.  As of December 31, 2020, all of the other locations were leased from parties other than related parties other than the Pantops Building and the Water and Third Street Property. The banking facility located at 1900 Arlington Boulevard, Charlottesville, Virginia, was constructed by the Bank on a pad site which is leased by the Company; this facility has additional space not occupied by the banking facility that has been leased to tenants.

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

Common Stock Performance and Dividends

Virginia National Bankshares Corporation’s common stock is quoted on the OTC Markets Group’s OTCQX tier (“OTCQX”) under the symbol VABK.  As of December 31, 2020, the Company had issued and outstanding 2,714,273 shares of common stock, which included 25,268 shares of restricted stock that have not yet vested.  These shares were held by approximately 450 registered shareholders of record, not including beneficial holders of securities held in street name at a brokerage or other firm.

The payment of dividends is at the discretion of the Company’s Board of Directors and is subject to various federal and state regulatory limitations.  As a bank holding company, the ability to pay dividends is dependent upon the overall performance and capital requirements of the Bank.

The data in the table below represents the high bid and low bid quotations that occurred for the periods shown, as reported by the OTCQX, for the years ended December 31, 2020 and December 31, 2019.  These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  Additionally, the table shows the dividends declared per quarter in 2020 and 2019.

	Bid Quotations				Dividends Declared
	2020		2019		2020	2019
	High	Low	High	Low
First Quarter	$37.60	$24.51	$37.38	$32.81	$0.30	$0.30
Second Quarter	$25.25	$24.00	$37.21	$35.90	$0.30	$0.30
Third Quarter	$25.50	$23.75	$37.06	$35.77	$0.30	$0.30
Fourth Quarter	$27.50	$23.30	$37.69	$37.07	$0.30	$0.30
Total					$1.20	$1.20

On June 13, 2019, the Company’s Board of Directors declared a 5% stock dividend to be paid on July 5, 2019 to shareholders of record as of June 26, 2019. Shareholders received cash in lieu of fractional shares. American Stock Transfer and Trust Company is the Company’s stock transfer agent and registrar.

Recent Issuances of Unregistered Securities

During 2019, the Company issued 4,902 unregistered shares of the Company’s common stock at an exercise price of $16.56 in connection with the exercise of stock options by current directors, former directors and employees under the Company’s 2003 Stock Incentive Plan.  These shares were not registered under the Securities Act and were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act on the basis that such issuance did not involve any public offering.  Shares issued prior to July 5, 2019 have been adjusted for the 5% stock dividend effective on such date.  No unregistered shares were issued in 2018 or 2020.

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

Proposed Merger with Fauquier Bankshares, Inc. and The Fauquier Bank

On October 1, 2020, the Company announced the signing of a definitive merger agreement with Fauquier, pursuant to which the companies are expected to combine in an all-stock merger with the Company as the surviving company.  At or immediately following consummation of the merger, The Fauquier Bank, the wholly owned banking subsidiary of Fauquier, will be merged with and into the Bank, with the Bank as the surviving bank. Under the terms of the merger agreement, Fauquier shareholders will receive 0.675 shares of Company stock for each share of Fauquier common stock they own.  Shareholders of the Company will own approximately 51.4% and Fauquier shareholders will own approximately 48.6% of the combined company.  The combined company will operate under the Virginia National Bankshares Corporation name and the combined bank will operate under the Virginia National Bank name.  Completion of the merger is subject to customary closing conditions, including receipt of the approval of the shareholders of the Company and Fauquier, respectively.  The Company and Fauquier have each scheduled a special meeting of shareholders for March 25, 2021 to consider and vote on the merger and related matters.  Additional information on the proposed merger can be found in the Company’s Current Reports on Form 8-K filed with the SEC on October 1, 2020 and October 2, 2020.

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

Financial Condition and Results of Operations

Allowance for loan losses (“ALLL”) - The Company’s consolidated financial statements include estimates and assumptions made by management which affect the reported amounts of assets and liabilities, including the level of the ALLL that is established.  The ALLL calculation and resulting provision for loan losses are impacted by changes in economic conditions.  As of March 31, 2020 and June 30, 2020, the Company downgraded the economic qualitative factors within its ALLL model in light of the effects of the COVID-19 pandemic on the economy.  No additional downgrades of such factors were taken during the quarters ended September 30, 2020 or December 31, 2020.  If economic conditions improve or worsen, the Company could experience further changes in the required ALLL.  It is possible that asset quality metrics could decline in the future if the effects of the COVID-19 pandemic are sustained.

Potential credit exposures - While most industries have been adversely impacted by the COVID-19 pandemic, the Company has exposures on its balance sheet as of December 31, 2020 in the following categories of loans that are considered to have higher risk of significant impact:

•	Travel accommodations (hotels/motels/B&B) - $16.7 million, or 3.0% of loans
•	Retail trade - $13.6 million, or 2.5% of loans
•	Restaurants - $7.4 million, or 1.3% of loans
•	Wholesale trade - $7.1 million, or 1.3% of loans
•	Arts, entertainment and recreation - $6.7 million, or 1.2% of loans, and
•	Caterers - $5.9 million, or 1.1% of loans

Note that the loan balances and percentages above do not include PPP loans made to entities within such categories.

Loan deferrals - In accordance with guidance from regulators and the CARES Act, we are working with borrowers who have been adversely affected by the COVID-19 pandemic to defer principal only, or principal and interest payments for a 90- to 180-day period.  While interest will continue to accrue to income, in accordance with GAAP, if the Company ultimately incurs a credit loss on these deferred payments, interest income would need to be reversed and therefore, interest income in future periods could be negatively affected.  Since the beginning of the pandemic, the Company has accommodated 193 deferrals on outstanding loan balances of $59.0 million (of which 131 deferrals on outstanding loan balances of $1.8 million were related to student loans).  In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered TDRs.  As of December 31, 2020, $55.7 million, or 94.3%, of the total loan deferments approved have returned to normal payment schedules and are now current.  Therefore, only $3.3 million in loan deferrals were outstanding as of December 31, 2020, $2.8 million of which are guaranteed by the United States Department of Agriculture (“USDA”).

PPP Loans - During 2020, the Company devoted significant resources to accept PPP round 1 and round 2 applications, a program designed to provide a direct incentive for small businesses to keep employees on their payroll.  As of December 31, 2020, the Company had closed 574 loans representing $86.9 million in funding, with average origination fees of 3.4%, assisting many nonprofits and local businesses through this program.  The Company is participating in round 3 of the PPP program. Loans funded through the PPP are fully guaranteed by the U.S. government.  The Company performed the required due diligence pursuant to the established SBA criteria; nonetheless, if a determination is made that certain loans did not meet the criteria established for the program, the Company may be required to establish additional ALLL through provision for loan loss expense which will negatively impact net income.

Credit quality standards - Throughout the onset of this pandemic, the Company has maintained its high standards of credit quality on organic loan funding to limit credit risk exposure.

Additional COVID-19 related expenses - During 2020, the Company incurred approximately $185,000 additional expense as a direct result of COVID-19.  The additional expense was incurred in the following categories:

•	Air purifier depreciation, janitorial and other cleaning supplies - $57,000
•	Technology-related costs, such as depreciation for additional laptops, phones, phone service and licenses for remote meeting sites - $45,000;
•	Personnel costs, primarily related to overtime incurred in connection with the PPP lending - $44,000;
•	Personal protective equipment (“PPE”) - $25,000;
•	COVID-19 antibody and rapid tests - $12,000; and
•	Outdoor seating depreciation - $2,000.

Cash outlays in the amount of $80,000 were incurred related to COVID-19 for laptops, printers, outdoor furniture, air purifiers, sneeze guards and additional PPE, which are being depreciated or amortized over their estimated useful lives.  Depreciation and amortization expense recognized in 2020 is included in the expenses noted above.

Capital and Liquidity

As of December 31, 2020, capital ratios of the Company were in excess of regulatory requirements.  While currently included in the category of “well capitalized” by bank regulators, a prolonged economic recession could adversely impact reported and regulatory capital ratios.

The Company maintains access to multiple sources of liquidity.  Management has also revisited its capital and liquidity stress tests, as well as capital and liquidity contingency plans to validate how the Company can react effectively to the economic downturn caused by this pandemic and to gauge the amount of SBA PPP loans the Company could and should accept.

Goodwill

As of December 31, 2020, the goodwill on our balance sheet was not deemed to be impaired.  However, management may determine that goodwill is required to be evaluated for impairment in the future due to the presence of a triggering event, which may have a negative impact on the Company’s results of operations.

Operations, Processes, Controls and Business Continuity Plan

The Company reacted quickly to the COVID-19 pandemic.  We began internal social distancing in mid-March 2020, as well as distancing from the public by keeping our drive-thru services available, and encouraging customers to conduct transactions at ATMs, through online banking and the mobile app.  The Company also increased consumer and business mobile deposit limits to encourage customers to make deposits remotely from the safety of their home or business. The Company implemented a schedule whereby most staff members are working remotely at any given time, allowing the remaining essential staff to create more distance between each other within the offices.  We temporarily increased the number of staff in the client service center to assist more customers by telephone and encourage them to utilize online and mobile banking.  The client service center was also temporarily moved to a larger location to allow for appropriate social distancing.  In addition, the Company enhanced disinfecting procedures to include hospital-grade cleaning solution and foggers, increased the frequency of cleaning and issued personal protective equipment, including N-95 and disposable face masks, face shields, sneeze guards, gloves and thermometers, to employees, along with specific instructions for use, to enhance their safety.  The Company also installed disinfecting protective strips to high touch areas, placed free-standing air filter machines throughout our facilities, purchased COVID-19 instant test kits for on-site testing and provided antibody testing options to all employees.  See above for expenses incurred during 2020 related to such measures, included in Financial Condition and Results of Operations.  Management provides frequent email communications and social media updates regarding COVID-19, helpful tips and status of Company initiatives, as well as warning customers of potential scams during this pandemic.

The Company’s preparedness resulted in minimal impact to the Company’s operations as a result of the COVID-19 pandemic.  Effective and thorough business continuity planning allowed for successful deployment of most of our employees to work in a remote environment.  No material operational or internal control risks have been identified to date, and the Company has enhanced fraud-related controls.

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

•

Impaired loans are loans so designated when, based on current information and events, it is probable the Company will be unable to collect all amounts when due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net of the impairment, using either the present value of estimated future cash flows at the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. Additional information on impaired loans, which includes both TDRs and non-accrual loans, is included in Note 3 – Loans and Note 4 – Allowance for Loan Losses, in the Notes to Consolidated Financial Statements.

•

Fair value measurements are used by the Company to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realized value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Additional discussion of valuation methodologies is presented in Note 16 – Fair Value Measurements, in the Notes to Consolidated Financial Statements.

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

See Note 1 – Summary of Significant Accounting Policies and Note 10 – Income Taxes, in the Notes to Consolidated Financial Statements, for further detail on the accounting policies for income taxes and for components of the deferred tax assets and liabilities.

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

•

Performance measures exclude nonrecurring merger expenses, which were incurred in connection with due diligence, legal and other professional fees associated with the proposed merger with Fauquier.  Management believes that the exclusion of the significant one-time effect of merger expenses provides users of the Company’s financial information a presentation of the Company’s financial results that is representative of its ongoing operations.  In this non-GAAP presentation, the merger expenses incurred is added to the Company’s net income.

•

The allowance for loan loss measure excludes the impact of PPP loans.  Management believes that the exclusion of impact of PPP loans provides users of the Company’s financial information a presentation of the Company’s allowance for loan loss percentage that is representative of its ongoing operations.

Management uses these non-GAAP measures to evaluate the Company’s operating performance on a basis comparable to other financial periods.  Net income is discussed in Management’s Discussion and Analysis on a GAAP basis unless noted as “non-GAAP.”

The reconcilement below shows how these non-GAAP measures are computed from their respective GAAP measures (dollars in thousands):

Reconcilement of Non-GAAP Measures:	Year Ended December 31
	2020	2019	2018
Fully taxable-equivalent (FTE) measures
Net interest income	$23,879	$21,924	$22,896
Fully taxable-equivalent adjustment	126	78	91
Net interest income (FTE)	$24,005	$22,002	$22,987

Efficiency ratio	61.7%	65.1%	56.3%
Impact of FTE adjustment	-0.3%	-0.2%	-0.1%
Efficiency ratio (FTE)	61.4%	64.9%	56.2%

Net interest margin	3.16%	3.56%	3.79%
Fully tax-equivalent adjustment	0.01%	0.01%	0.01%
Net interest margin (FTE)	3.17%	3.57%	3.80%

Performance measures
Return on average assets	1.00%	1.02%	1.33%
Impact of merger expenses	0.12%	0.00%	0.00%
Operating return on average assets (non-GAAP)	1.12%	1.02%	1.33%

Return on average equity	10.01%	8.99%	12.39%
Impact of merger expenses	1.23%	0.00%	0.00%
Operating return on average equity (non-GAAP)	11.24%	8.99%	12.39%

Allowance for loan loss measures
ALLL to total loans	0.90%	1.02%	1.33%
Impact of PPP loans	0.08%	0.00%	0.00%
ALLL to total loans, excluding PPP loans (non-GAAP)	0.98%	1.02%	1.33%

Results of Operations

Consolidated Return on Assets and Equity and Other Key Ratios

The annualized ratio of net income to average total assets and average shareholders' equity and certain other ratios for the periods indicated are as follows:

	2020	2019	2018
Return on average assets	1.00%	1.02%	1.33%
Operating return on average assets (non-GAAP)	1.12%	1.02%	1.33%
Return on average equity	10.01%	8.99%	12.39%
Operating return on average equity (non-GAAP)	11.24%	8.99%	12.39%
Average equity to average assets	10.00%	11.32%	10.70%
Cash dividend payout ratio (adjusted for 5% stock dividends)	40.82%	48.19%	32.93%
Efficiency ratio (FTE)	61.40%	64.90%	56.16%

Net income for the year ended December 31, 2020 was $8.0 million, or $2.94 per diluted share, a 19.3% increase compared to $6.7 million, or $2.49 per diluted share for the year ended December 31, 2019.  This $1.3 million increase was primarily the result of an increase of $2.0 million in net interest income and $1.0 million in noninterest income. Negatively affecting net income for 2020 compared to 2019 was an $895,000 increase in noninterest expense, a $538,000 increase in provision for income taxes, and a $247,000 increase in the provision for loan losses.

The efficiency ratio (FTE) was 61.4% for the year ended December 31, 2020, compared to 64.9% for the same period of 2019, improving due to the higher level of revenue from net interest income and noninterest income.

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

The Bank segment earned net income of $8.3 million in 2020, a $1.5 million increase over the $6.8 million netted in 2019.  Sturman Wealth Advisors earned $48,000 in 2020 compared to $11,000 in the prior year.  VNB Trust and Estate Services realized a net loss of $52,000 in 2020, compared to net income of $90,000 in 2019.  Masonry Capital realized net losses of $274,000 and $210,000 in 2020 and 2019, respectively.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is computed as the difference between the interest income on earning assets and the interest expense on deposits and other interest bearing liabilities.  Net interest income represents the principal source of revenue for the Company and accounted for 78.4% of the total revenue in 2020. Net interest margin (FTE) is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income (FTE) and net interest margin (FTE).

The following table details the average balance sheet, including an analysis of net interest income (FTE) for earning assets and interest bearing liabilities, for the years ended December 31, 2020, 2019, and 2018.

Consolidated Average Balance Sheets and Analysis of Net Interest Income (FTE)

	Year Ended December 31, 2020			Year Ended December 31, 2019			Year Ended December 31, 2018
		Interest	Average		Interest	Average		Interest	Average
(dollars in thousands)	Average Balance	Income Expense	Yield/ Cost	Average Balance	Income Expense	Yield/ Cost	Average Balance	Income Expense	Yield/ Cost
ASSETS
Interest earning assets:
Securities
Taxable securities	$101,199	$1,706	1.69%	$56,870	$1,268	2.23%	$52,612	$1,218	2.32%
Tax exempt securities [1]	20,195	601	2.98%	11,266	368	3.27%	13,547	431	3.18%
Total securities [1]	121,394	2,307	1.90%	68,136	1,636	2.40%	66,159	1,649	2.49%
Loans:
Real estate	404,391	16,680	4.12%	361,578	16,397	4.53%	355,135	15,584	4.39%
Commercial	132,282	5,115	3.87%	84,778	3,237	3.82%	84,175	3,270	3.88%
Consumer	64,181	3,150	4.91%	77,419	4,546	5.87%	88,626	5,065	5.72%
Total Loans	600,854	24,945	4.15%	523,775	24,180	4.62%	527,936	23,919	4.53%
Fed funds sold	34,130	104	0.30%	23,873	459	1.92%	10,834	209	1.93%
Total earning assets	756,378	27,356	3.62%	615,784	26,275	4.27%	604,929	25,777	4.26%
Less: Allowance for loan losses	(4,886)			(4,653)			(4,358)
Total non-earning assets	46,186			44,065			38,338
Total assets	$797,678			$655,196			$638,909

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing deposits:
Interest checking	$132,465	$120	0.09%	$106,103	$210	0.20%	$91,117	$69	0.08%
Money market and savings deposits	261,370	1,704	0.65%	181,459	1,829	1.01%	158,072	1,064	0.67%
Time deposits	100,846	1,454	1.44%	119,416	2,146	1.80%	116,782	1,259	1.08%

Total interest-bearing deposits	494,681	3,278	0.66%	406,978	4,185	1.03%	365,971	2,392	0.65%
Other borrowed funds	15,419	73	0.47%	3,417	88	2.58%	30,370	398	1.31%
Total interest-bearing liabilities	510,100	3,351	0.66%	410,395	4,273	1.04%	396,341	2,790	0.70%
Non-Interest-Bearing Liabilities:
Demand deposits	203,143			166,214			172,736
Other liabilities	4,697			4,399			1,452
Total liabilities	717,940			581,008			570,529
Shareholders' equity	79,738			74,188			68,380
Total liabilities & shareholders' equity	$797,678			$655,196			$638,909
Net interest income (FTE)		$24,005			$22,002			$22,987
Interest rate spread [2]			2.96%			3.23%			3.56%
Interest expense as a percentage of average earning assets			0.44%			0.69%			0.46%
Net interest margin (FTE) [3]			3.17%			3.57%			3.80%

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

Volume and Rate Analysis

2020 compared to 2019

(dollars in thousands)

	Change due to:		Increase/
	Volume	Rate	(Decrease)
Assets:
Securities	$1,068	(397)	$671
Loans:
Real estate	1,842	(1,559)	283
Commercial	1,836	42	1,878
Consumer	(712)	(684)	(1,396)
Total loans	2,966	(2,201)	765
Federal funds sold	141	(496)	(355)
Total earning assets	$4,175	$(3,094)	$1,081
Liabilities and Shareholders' equity:
Interest-bearing deposits:
Interest checking	$43	(133)	$(90)
Money market and savings	648	(773)	(125)
Time deposits	(305)	(387)	(692)
Total interest-bearing deposits	386	(1,293)	(907)
Other borrowed funds	104	(119)	(15)
Total interest-bearing liabilities	490	(1,412)	(922)
Change in net interest income	$3,685	$(1,682)	$2,003

2019 compared to 2018

(dollars in thousands)

	Change due to:		Increase/
	Volume	Rate	(Decrease)
Assets:
Securities	$48	(61)	$(13)
Loans:
Real estate	286	527	813
Commercial	23	(56)	(33)
Consumer	(655)	136	(519)
Total loans	(346)	607	261
Federal funds sold	251	(1)	250
Total earning assets	$(47)	$545	$498
Liabilities and Shareholders' equity:
Interest-bearing deposits:
Interest checking	$13	128	$141
Money market and savings	175	590	765
Time deposits	29	858	887
Total interest-bearing deposits	217	1,576	1,793
Other borrowed funds	(517)	207	(310)
Total interest-bearing liabilities	(300)	1,783	1,483
Change in net interest income	$253	$(1,238)	$(985)

For the twelve months of 2020, net interest income (FTE) of $24.0 million was recognized, an increase of $2.0 million or 9.1% over the same period in 2019.  Net interest income (FTE) for 2019 totaled $22.0 million and was $985,000 lower than the 2018 total of $23.0 million. Average earning assets increased $140.6 million or 22.8% in 2020 compared to 2019 and increased $10.9 million or 1.8% in 2019 compared to 2018. The increases in volume of real estate and commercial loans from 2019 to 2020 were the primary contributing factors of the increase in net interest income.  The declines in rates paid on deposits over the same period also positively impacted net interest income. The average balance for loans as a percentage of earnings assets for 2020 was 79.4%, compared to 85.1% and 87.3% in 2019 and 2018, respectively.

The 2020 net interest margin (FTE) declined 40 basis points to 3.17% from 3.57% in 2019. The 2019 net interest margin (FTE) declined 23 basis points from 3.80% in 2018. The tax-equivalent yield on average earning assets for 2020 of 3.62% was 65 basis points lower than the 2019 yield of 4.27%.  The 2018 tax-equivalent yield on average earning assets of 4.26% was fairly comparable to the 2019 yield. Loan yields for 2020 were 4.15%, declining 47 basis points from the loan yield of 4.62% for 2019.  Average loans for 2020 of $600.9 million were $77.1 million higher than the 2019 average of $523.8 million, primarily due to the origination of PPP loans during 2020. 2019’s average loan balances were $4.1 million lower than the 2018 average of $527.9 million.

Interest expense as a percentage of average earning assets declined to 44 basis points for 2020, compared to 69 and 46 basis points for 2019 and 2018, respectively.  Net interest margin will be impacted by future changes in short-term and long-term interest rate levels on deposits, as well as the impact from the competitive environment.  A continuing primary driver of the Company’s low cost of funds is the Company’s level of non-interest bearing demand deposits and low-cost deposit accounts. Following is a table illustrating the average balances of these accounts as a percentage of total deposit account balances.

Non-interest and low-cost deposit account analysis

(dollars in thousands)	2020		2019		2018
	Average Balance	% of Total Deposits	Average Balance	% of Total Deposits	Average Balance	% of Total Deposits
Non-interest demand deposits	$203,143	29.1%	$166,214	29.0%	$172,736	32.1%
Interest checking accounts	132,465	19.0%	106,103	18.5%	91,117	16.9%
Money market and savings deposit accounts	261,370	37.4%	181,459	31.7%	158,072	29.3%
Total non-interest and low-cost deposit accounts	$596,978	85.5%	$453,776	79.2%	$421,925	78.3%
Total deposit account balances	$697,824		$573,192		$538,707

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

Based on management’s continuing evaluation of the loan portfolio in 2020, the Company recorded a provision for loan losses of $1.6 million, compared to a provision of $1.4 million in 2019 and $1.9 million in 2018 The increase in the 2020 provision for loan losses was largely the result of worsening economic qualitative factors associated with the COVID-19 pandemic. The decrease in the 2019 provision for loan losses was primarily attributed to the recapture of a portion of the provision previously allocated to a shared national credit that was sold during the year and the decline in student loan balances year-over-year.

The allowance for loan losses as a percentage of total loans was 0.90% at December 31, 2020 compared to 0.78% at December 31, 2019.

The following is a summary of the changes in the allowance for loan losses for the years ended December 31, 2020, 2019, and 2018:

(dollars in thousands)	2020	2019	2018
Allowance for loan losses, January 1	$4,209	$4,891	$4,043
Charge-offs	(805)	(2,259)	(1,097)
Recoveries	429	202	72
Provision for loan losses	1,622	1,375	1,873
Allowance for loan losses, December 31	$5,455	$4,209	$4,891

Allowance for loan losses as a percentage of period-end total loans	0.90%	0.78%	0.91%

Noninterest Income

The major components of noninterest income are detailed below. Year-to-year variances are shown for each noninterest income category.

	For the year ended December 31		Variance
(dollars in thousands)	2020	2019	$	%
Noninterest income:
Fiduciary income	$722	$1,267	$(545)	-43.0%
Investment management income	411	431	(20)	-4.6%
Advisory and brokerage income	700	605	95	15.7%
Royalty income	103	17	86	505.9%
Customer service fees	651	766	(115)	-15.0%
ATM, debit and credit card fees	612	723	(111)	-15.4%
Earnings/increase in value of bank owned life insurance	437	798	(361)	-45.2%
Fees on mortgage sales	77	189	(112)	-59.3%
Gains on sales and calls of securities	743	74	669	904.1%
Loan swap fee income	1,313	214	1,099	513.6%
Other	796	467	329	70.4%
Total noninterest income	$6,565	$5,551	$1,014	18.3%

Noninterest income of $6.6 million for the year ended December 31, 2020 experienced a net increase over the prior year by $1.0 million, as a result of the following variances:

•	Loan swap fee income increased $1.1 million, as a result of increased acceptance of the product by customers and lenders;
•

Gains on sales and calls of securities increased $669,000, as more securities were sold in 2020 and at a time where the Federal Reserve was purchasing mortgage-backed securities at a premium, resulting in gains on sales of such securities;

•	Fiduciary income decreased $545,000 due to lower fees charged to customer accounts; and
•	Earnings from bank owned life insurance decreased $361,000 primarily as a result of a death benefit received following the death of a former employee in 2019.

Noninterest Expense

Noninterest expense of $18.8 million reported for 2020 increased $895,000 or 5.0% from the $17.9 million for the same period of 2019. The major components of noninterest expense are detailed below. Year-over-year variances are shown for each noninterest expense category.

	For the year ended December 31		Variance
(dollars in thousands)	2020	2019	$	%
Noninterest expense:
Salaries and employee benefits	$9,466	$9,249	$217	2.3%
Net occupancy	1,908	1,824	84	4.6%
Equipment	463	430	33	7.7%
ATM, debit and credit card	180	190	(10)	-5.3%
Bank franchise tax	649	591	58	9.8%
Computer software	579	529	50	9.5%
Data processing	1,106	1,236	(130)	-10.5%
Merger expenses	988	-	988	-
FDIC deposit insurance assessment	187	36	151	419.4%
Marketing, advertising and promotion	409	539	(130)	-24.1%
Professional fees	723	771	(48)	-6.2%
Settlement of claims	-	460	(460)	-
Other	2,121	2,029	92	4.5%
Total noninterest expense	$18,779	$17,884	$895	5.0%

Merger expenses accounted for the largest increase, amounting to $988,000 in 2020, compared to no merger expenses in the prior year.

Settlement of claims amounted to $460,000 in 2019 in connection with the final settlement of pending and threatened legal proceedings. No such expenses were incurred during 2020.

Salaries and employee benefits accounted for $217,000 of the increase from prior year to current year. This increase was due to an overall increase in salaries based on normal annual merit increases for employees, offset by a decrease in the number of employees year-over-year.   At December 31, 2020, the Company had 86 full-time equivalent employees compared to 97 at year-end 2019.

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

For 2020, the Company provided $2.1 million for Federal income taxes, resulting in an effective income tax rate of 20.6%.  In 2019, the Company provided $1.5 million for Federal income taxes, resulting in an effective income tax rate of 18.6%.  The effective income tax rates for 2020 and 2019 were lower than the U.S. statutory rate of 21% primarily due to the effect of tax-exempt income from municipal bonds and bank owned life insurance policies.  The tax benefits from the tax-exempt income in 2020 and 2019 were $192,000 and $230,000, respectively. The lower effective tax rate for 2019 compared to 2020 and the statutory rate was primarily related to the non-taxability of the death proceeds from bank owned life insurance. The non-deductibility of certain merger-related expenses for tax purposes in 2020 caused the effective rate to increase compared to the prior year.

More information on income taxes, including net deferred taxes can be found in Note 10 – Income Taxes of the Notes to Consolidated Financial Statements which is found in Item 8. Financial Statements and Supplementary Data.

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

As of December 31, 2020, the Company’s investment portfolio totaled $177.1 million, with obligations of U.S. government corporations and government-sponsored enterprises amounting to $106.4 million, or approximately 60% of the total.  The Company’s investment portfolio totaled $115.7 million as of December 31, 2019.

For the year ended December 31, 2020, proceeds from the sales of securities amounted to $69.5 million, and gross realized gains on these securities were $742,000.  An additional $1,000 gain was realized from a call of a security during 2020. For the year ended December 31, 2019, proceeds from the sales of securities amounted to $21.1 million, and gross realized gains on these securities were $71,000.  An additional $3,000 gain was realized from a call of a security during 2019. Management proactively manages the mix of earning assets and cost of funds to maximize the earning capacity of the Company.

In accordance with ASC 320, “Investments - Debt and Equity Securities,” the Company has categorized its unrestricted securities portfolio as Available for Sale (“AFS”). Securities classified as AFS may be sold in the future, prior to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. AFS securities are carried at fair value. Net aggregate unrealized gains or losses on these securities are included, net of taxes, as a component of shareholders’ equity. All of the Company’s unrestricted securities were investment grade or better as of December 31, 2020.  Given the generally high credit quality of the Company’s AFS investment portfolio, management expects to realize all of its investment upon market recovery or the maturity of such instruments and thus believes that any impairment in value is interest-rate-related and therefore temporary.  AFS securities included gross unrealized gains of $2.4 million and gross unrealized losses of $501,000 as of December 31, 2020.

Carrying Value of Securities	As of December 31,
	2020	2019	2018
Securities Available for Sale
Fair Value:
U.S. Government Agencies	$25,305	$14,952	$18,974
Corporate Bonds	-	7,469	-
Mortgage-Backed Securities/CMOs	78,100	71,732	25,063
Municipal Bonds	70,681	19,888	17,355
Total Debt Securities	174,086	114,041	61,392
Restricted Securities
Cost:
Federal Reserve Bank Stock	$1,039	$1,039	$1,039
Federal Home Loan Bank Stock	1,907	580	580
CBB Financial Corporation Stock	64	64	64
Total Restricted Securities	$3,010	$1,683	$1,683

All mortgage-backed securities included in the above tables were issued by U.S. government agencies and corporations.  At December 31, 2020, the securities issued by political subdivisions or agencies were highly rated with 100% of the municipal bonds having AA or higher ratings.  Approximately 59% of the municipal bonds are general obligation bonds, and issuers are geographically diverse.  The Company held one short-term corporate bond in the amount of $7.5 million as of December 31, 2019 which matured in March 2020.  The Company does not hold any derivative instruments.  The Company held no issues that exceeded 10% of the Company’s shareholders' equity at December 31, 2020.

The Company’s holdings of restricted securities totaled $3.0 million and $1.7 million at December 31, 2020 and December 31, 2019, respectively, and consisted of stock in the Federal Reserve Bank, stock in the FHLB, and stock in CBB Financial Corporation, the holding company for Community Bankers’ Bank. The Bank is required to hold stock in the Federal Reserve Bank and the FHLB as a condition of membership with each of these correspondent banks.  The amount of stock required to be held by the Bank is periodically assessed by each bank, and the Bank may be subject to purchase or surrender stock held in these banks, as determined by their respective calculations.  The amount of FHLB stock held increased $1.3 million from December 31, 2019 to December 31, 2020, as increased purchases of the stock were required due to additional advances held from period to period.  Stock ownership in the bank holding company for Community Bankers’ Bank provides the Bank with several benefits that are not available to non-shareholder correspondent banks.  None of these stock issues are traded on the open market and can only be redeemed by the respective issuer.  Restricted stock holdings are recorded at cost.

The table shown below details the amortized cost and fair value of available for sale debt securities at December 31, 2020 based upon contractual maturities, by major investment categories. Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations. The tax-equivalent yield is based upon a federal tax rate of 21%. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP Presentations section earlier in Item 7.

Maturity Distribution and Average Yields

(dollars in thousands)

Contractual Maturities of Debt Securities at December 31, 2020
	Amortized Cost	Fair Value	Yield (FTE)	% of Debt Securities
U.S. Government-Sponsored Agencies:
After five years to ten years	$19,496	$19,421	1.28%
Ten years or more	6,000	5,884	1.69%
	$25,496	$25,305	1.38%	14.8%
Mortgage-Backed Securities/CMOs
After five years to ten years	$2,849	$2,936	2.40%
Ten years or more	74,589	75,164	0.99%
	$77,438	$78,100	1.04%	45.0%
Municipal Bonds
After one year to five years	$1,132	$1,164	2.35%
After five years to ten years	1,445	1,552	3.00%
Ten years or more	66,726	67,965	2.43%
	$69,303	$70,681	2.44%	40.2%

Total Debt Securities Available for Sale	$172,237	$174,086	1.66%	100.0%

As stated, the preceding table reflects the distribution of the contractual maturities of the investment portfolio at December 31, 2020.  Management’s investment portfolio strategy is to structure the portfolio so that it is a constant source of liquidity for the balance sheet.  In order to achieve greater liquidity in the portfolio, securities that have a monthly flow of principal repayments become a key component.  To illustrate the difference between contractual maturity and average life, consider the difference for the fixed rate mortgage-backed securities (“MBS”) component of this portfolio.  At December 31, 2020, the weighted average maturity of the fixed rate MBS sector was 19.0 years, and the projected average life for this group of securities is 3.4 years.

Another indication of the investment portfolio’s liquidity potential is shown by the projected annual principal cash flow from maturities, callable bonds, and monthly principal repayments.  For the next three years, the principal cash flows are estimated to be $41.4 million for 2021, $20.8 million for 2022, and $9.5 million for 2023, based upon rates remaining at current levels.  This represents approximately 42% of the investment portfolio’s available for sale balance at December 31, 2020 that will be available to support the future liquidity needs of the Company.  Cash flow projections are subject to change based upon changes to market interest rates.

Loan Portfolio

The Company’s loan portfolio totaled $609.4 million as of December 31, 2020 or 71.8% of total assets. Loan balances increased $69.9 million, or 13.0%, from the balance of $539.5 million as of December 31, 2019.  The table below shows the composition of the loan portfolio:

Loan Portfolio

(dollars in thousands)

	As of December 31,
	2020	2019	2018	2017	2016
Commercial loans	$118,688	$80,588	$85,027	$81,365	$66,217
Real estate construction	22,509	17,140	17,524	26,858	15,682
Real estate mortgage:
Residential	111,187	100,718	78,902	70,171	68,291
Home equity loans	16,107	19,939	19,237	22,464	21,934
Commercial	282,781	250,579	254,739	230,216	221,410
Total real estate mortgage	410,075	371,236	352,878	322,851	311,635
Consumer	58,134	70,569	81,761	97,710	88,601
Total loans	609,406	539,533	537,190	528,784	482,135
Less: Allowance for loan losses	(5,455)	(4,209)	(4,891)	(4,043)	(3,688)
Net loans	$603,951	$535,324	$532,299	$524,741	$478,447

During 2020, the Company assisted nonprofit organizations and local businesses by funding $86.9 million of PPP loans, which were designed to provide economic relief to small businesses adversely impacted by the COVID-19 pandemic.  These loans carry a 1% annual interest rate; however, in addition, the Company recognized $2.1 million in PPP loan origination fees in 2020. As of December 31, 2020, 37% of the total dollars of PPP loans had been forgiven by the SBA, with $54.2 million outstanding, net of deferred fees.

The origination of PPP loans contributed significantly to the $69.9 million increase in loan balances during 2020. In addition, there was meaningful net growth of $42.4 million in organic, non-PPP loans.  Strategic decisions made in 2019 to expand the lending teams and add new products put the Company in a better position to increase organic growth without having to supplement the portfolio with purchased loans.

Balances outstanding in purchased loans totaled $119.9 million as of December 31, 2019 and declined $26.7 million during 2020. The balances outstanding in purchased loans of $93.2 million as of December 31, 2020 were comprised of:

•

Student loans totaling $37.4 million. The Company purchased two student loan packages in 2015, a third in the fourth quarter of 2016 and a fourth in the fourth quarter of 2017. Along with the purchase of these four packages of student loans, the Company purchased surety bonds to fully insure this portion of the Company’s consumer portfolio.  However, during June 2018, ReliaMax Surety, the insurance company which issued the surety bonds, was placed into liquidation due to insolvency.  Loss claims were filed for loans in default as of July 27, 2018, when the surety bonds were terminated, and in 2019 the Company received payment on the balance of the claims approved by the liquidator.  Also, in 2020 the Company realized a partial recovery of unearned insurance premiums related to the loss of insurance on the student loan portfolio in the amount of $401,000.  The Company expects to receive the balance of unearned premiums of approximately $400,000 in the future.

•

Loans guaranteed by a U.S. government agency (“government guaranteed”) totaling $30.9 million, inclusive of premium. During the fourth quarter of 2016, the Company began augmenting the commercial and industrial portfolio with government guaranteed loans which represent the portion of loans that are 100% guaranteed by either the USDA or the SBA; the originating institution holds the unguaranteed portion of each loan and services it. These government guaranteed portion of loans are typically purchased at a premium. In the event of early prepayment, the Bank may need to write off any unamortized premium.
•

Mortgage loans totaling $18.5 million, inclusive of premium.  In each of the fourth quarters of 2019 and 2018, the Company purchased a package of 1-4 family residential mortgages.  Each of the adjustable rate loans purchased were individually underwritten by the Company prior to the closing of the purchases.  The collateral on these loans is located primarily on the East Coast of the United States.

•

Syndicated loans totaling $6.4 million. Syndicated loans represent shared national credits in leveraged lending transactions and are included in the commercial and industrial portfolio. The Company has developed policies to limit overall credit exposure to the syndicated market, as well as limits by industry and amount per borrower.

From the $482.1 million outstanding at December 31, 2016, gross loans have increased $127.3 million, or 26.4%. The purchase of loans has augmented organic loan growth over the five-year period but is considered a secondary strategy.  Management will continue to evaluate loan purchase transactions as needed to supplement organic loan growth, as part of the Company’s strategy to strengthen earnings and to optimize the mix of earning assets.  No loans were purchased during 2020, as the origination of organic and PPP loans were the primary focus.

At December 31, 2020, the loan-to-deposit ratio stood at 83.4%, compared to 86.9% at December 31, 2019 and 93.8% at December 31, 2018.

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

The Company’s real estate loan portfolio increased by $38.8 million to a balance of $410.1 million at December 31, 2020 from $371.2 million at December 31, 2019. This category comprised 67.3% of all loans, and these loans are secured by mortgages on real property located principally in Virginia.  Of this amount, approximately $127.3 million represented loans on residential properties.  Commercial real estate loans totaled $282.8 million as of December 31, 2020. Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral.

As of December 31, 2020, the Company’s commercial and industrial loan portfolio totaled $118.7 million, a $38.1 million increase from the $80.6 million balance at year-end 2019. This category, representing approximately 19.5% of all loans, includes loans made to individuals and small to medium-sized businesses, as well as loans purchased on the syndicated and government guaranteed markets. As discussed previously, the Company participated in the PPP loan initiative during 2020 and the balance at year-end of $54.2 million drove the increase in commercial and industrial loans.  Purchased government guaranteed loans of $30.9 million, inclusive of premium, together with purchased syndicated loans of $6.4 million represented 31.4% of the commercial and industrial loan total at the end of 2020.

Consumer loans, comprised of student loans purchased, revolving credit, and other fixed payment loans, totaled $58.1 million as of December 31, 2020 or 9.5% of all loans. Consumer loans ended 2020 with balances $12.4 million lower than the prior year-end, primarily due to normal amortization and increased charge-offs within the student loan portfolio.

Loans for construction and land development totaled $22.5 million and made up the remaining 3.7% of loans as of December 31, 2020. These loan balances increased by $5.4 million compared to December 31, 2019.

The following table presents the maturity/repricing distribution of the Company’s loans at December 31, 2020. The table also presents the portion of loans that have fixed interest rates or variable/floating interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the Wall Street Journal prime rate, LIBOR rates, or U.S. Treasury bond indices.

Maturities and Sensitivities of Loans to Changes in Interest Rates

(dollars in thousands)	As of December 31, 2020
	One Year or Less	After One Year to under Five Years	After Five Years	Total
Commercial loans	$15,752	$90,381	$12,555	$118,688
Real estate construction	4,927	10,264	7,318	22,509
Real estate mortgage:
Residential	10,380	59,482	41,325	111,187
Home equity loans	4,373	2,028	9,706	16,107
Commercial	63,102	113,885	105,794	282,781
Consumer	38,938	15,724	3,472	58,134
Total loans	$137,472	$291,764	$180,170	$609,406

Loans with fixed interest rates	$6,561	$136,274	$52,281	195,116
Loans with floating interest rates	130,911	155,490	127,889	414,290
Total	$137,472	$291,764	$180,170	$609,406

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

At December 31, 2020, 2019, and 2018, the Company had loans classified as non-accrual with balances of $8,000, $299,000, and $615,000, respectively.  The 2018 non-accrual balances included $445,000 of student loan balances.  The Company received payment in the amount of $311,000 in the fourth quarter of 2019 from the liquidation process.  This amount represented the balance of the claims approved by the liquidator.

Student loans purchased with balances of $137,000 accounted for the loans over 90 days past due that were still accruing interest as of December 31, 2020.

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

Total performing TDR balances declined to $1.3 million as of December 31, 2020 compared to $2.2 million at both December 31, 2019 and 2018.  Based on regulatory guidance issued in 2016 on Student Lending, the Company classified 75 of its student loans purchased as TDRs for a total of $1.2 million as of December 31, 2020 and 67 of its student loans purchased as TDRs for a total of $1.2 million as of December 31, 2019.  Total performing TDR balances declined to $1.3 million as of December 31, 2020 compared to $2.2 million at both December 31, 2019 and 2018.  There were no student loan TDRs that were not performing as of December 31, 2020 or December 31, 2019.

Below is a summary of loans identified with these risk elements:

	(dollars in thousands)
Non-Accrual Loans
	As of December 31,
	2020	2019	2018
Total	$8	$299	$615
Number of Loans	1	3	30

Loans Past Due 90 Days or More and Still Accruing
	As of December 31,
	2020	2019	2018
Total	$137	$771	$895
Number of Loans	13	20	28

Troubled Debt Restructurings, Performing
	As of December 31,
	2020	2019	2018
Total	$1,265	$2,180	$2,207
Number of Loans	76	69	67

In accordance with 2020 regulatory guidance and the CARES Act, the Bank has approved for certain customers who have been adversely affected by the COVID-19 pandemic to defer principal-only, or principal and interest, payments for a 90- to 180-day period.  Such short-term modifications, which were made on a good faith basis in response to the COVID-19 pandemic to borrowers who were current prior to any relief, are not to be considered TDRs.  While interest will continue to accrue to income, in accordance with GAAP, if the Bank ultimately incurs a credit loss on these deferred payments, interest income would need to be reversed and therefore, interest income in future periods could be negatively impacted.  A total of $59.0 million in loan deferments have been approved since the beginning of the pandemic. As of December 31, 2020, $55.7 million, or 94.3%, of the total loan deferments approved have returned to normal payment schedules and are now current.

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

Activity for the allowance for loan losses is provided in the following table.

(dollars in thousands)	2020	2019	2018	2017	2016
Balance, beginning of period	$4,209	$4,891	$4,043	$3,688	$3,567
Loans charged off
Real estate	-	-	-	-	(12)
Commercial	-	(482)	(75)	(111)	(25)
Consumer	(805)	(1,777)	(1,022)	-	-
Total	(805)	(2,259)	(1,097)	(111)	(37)
Recoveries
Real estate	1	15	2	2	3
Commercial	28	51	54	31	32
Consumer	400	136	16	15	12
Total	429	202	72	48	47
Provision for loan losses	1,622	1,375	1,873	418	111
Balance, December 31,	$5,455	$4,209	$4,891	$4,043	$3,688
Net charge-offs to average loans	0.06%	0.39%	0.19%	0.01%	0.00%
Allowance for loan losses as a percentage of period-end total loans	0.90%	0.78%	0.91%	0.76%	0.77%

As of December 31, 2020, the allowance for loan losses was $5.5 million, a net increase of $1.3 million from $4.2 million at December 31, 2019. Management’s estimates for the allowance for loan losses resulted in the Company’s allowance to total loans outstanding ratio of 0.90% at December 31, 2020, compared to 0.78% at December 31, 2019 and 0.91% at December 31, 2018.  The primary reason that the allowance for loan losses increased from December 31, 2019 to December 31, 2020 was that the economic qualitative factors associated with the COVID-19 pandemic worsened.  Note that without the effects of the PPP loans, which do not require a reserve as they are guaranteed by the SBA, the allowance to total loans outstanding would have been 0.98% as of December 31, 2020 (for reconcilement of this non-GAAP measure, see the “Non-GAAP Presentation” section earlier in Item 7).

During 2020, there were $805,000 in loan balances charged off, with a total of $429,000 in recoveries of previously charged-off balances, resulting in net charge-offs of $376,000.  During 2019, there were $2.3 million in loan balances charged off, with a total of $202,000 in recoveries of previously charged-off balances, resulting in net charge-offs of $2.1 million. The ratio of net charge-offs to average loans was 0.06%, 0.39%, and 0.19% for 2020, 2019, and 2018, respectively.

The table below provides an allocation of year-end allowance for loan losses by loan type; however, allocation of a portion of the allowance to one loan category does not preclude its availability to absorb losses in other categories.

Allocation of the Allowance for Loan Losses

(dollars in thousands)

	December 31, 2020
	Allowance	Percentage of loans in each category to total loans
Commercial loans	$209	19.48%
Real estate construction	160	3.69%
Real estate mortgages	3,897	67.29%
Consumer	1,189	9.54%
Total	$5,455	100.00%

	December 31, 2019
	Allowance	Percentage of loans in each category to total loans
Commercial loans	$302	14.94%
Real estate construction	109	3.18%
Real estate mortgages	2,684	68.81%
Consumer	1,114	13.07%
Total	$4,209	100.00%

	December 31, 2018
	Allowance	Percentage of loans in each category to total loans
Commercial loans	$811	15.83%
Real estate construction	119	3.26%
Real estate mortgages	2,611	65.69%
Consumer	1,350	15.22%
Total	$4,891	100.00%

	December 31, 2017
	Allowance	Percentage of loans in each category to total loans
Commercial loans	$885	15.39%
Real estate construction	206	5.08%
Real estate mortgages	2,730	61.05%
Consumer	222	18.48%
Total	$4,043	100.00%

	December 31, 2016
	Allowance	Percentage of loans in each category to total loans
Commercial loans	$824	13.73%
Real estate construction	127	3.25%
Real estate mortgages	2,506	64.64%
Consumer	231	18.38%
Total	$3,688	100.00%

Deposits

Depository accounts represent the Company’s primary source of funding and are comprised of demand deposits, interest-bearing checking accounts, money market deposit accounts and time deposits. These deposits have been provided predominantly by individuals, businesses and charitable organizations in the Charlottesville/Albemarle, Richmond and Winchester areas.

Depository accounts held by the Company as of December 31, 2020, totaled $730.8 million, an increase of $109.6 million or 17.6% compared to the December 31, 2019 total of $621.2 million.

At December 31, 2020, the balances of non-interest bearing demand deposits were $209.8 million or 28.7% of total deposits, a 25.6% increase from $167.0 million at December 31, 2019. Interest-bearing transaction and money market accounts totaled $421.9 million at December 31, 2020, an increase of $76.9 million compared to $345.0 million at December 31, 2019.  During 2018, the Company implemented ICS®, which allows customers access to multi-million-dollar FDIC insurance on funds placed into demand deposit and/or money market deposit accounts. As of December 31, 2020, the reciprocal ICS® balances included in demand deposit and money market accounts were $28.0 million and $81.1 million, respectively.  Along with the roll-out of ICS® to customers, the Company eliminated the repurchase agreement product effective December 31, 2018.  The Company’s low-cost deposit accounts, which include both non-interest and interest bearing checking accounts as well as money market accounts, represented 86.4% of total deposit account balances at December 31, 2020 and compared favorably to the 82.4% of total deposit account balances at December 31, 2019.

Certificates of deposit and other time deposit balances decreased $10.2 million to $99.1 million at December 31, 2020 from the balance of $109.3 million at December 31, 2019. Included in this deposit total were reciprocal relationships under CDARS™, whereby depositors can obtain FDIC insurance on deposits up to $50 million. These reciprocal CDARS™ deposits totaled $8.5 million and $13.7 million at December 31, 2020 and 2019, respectively.

The aggregate amount of total certificates of deposit with a minimum balance of $100,000 was $72.5 million at December 31, 2020.  Included in this total are deposits of $34.5 million with balances of $250,000 or more.

Deposits

(dollars in thousands)

Average Balances and Rates Paid
	Years Ended December 31
	2020		2019		2018
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest-bearing demand deposits	$203,143		$166,214		$172,736
Interest-bearing deposits:
Interest checking	132,465	0.09%	106,103	0.20%	91,117	0.08%
Money market and savings deposits	261,370	0.65%	181,459	1.01%	158,072	0.67%
Time deposits	100,846	1.44%	119,416	1.80%	116,782	1.08%
Total interest-bearing deposits	$494,681	0.66%	$406,978	1.03%	$365,971	0.65%
Total deposits	$697,824		$573,192		$538,707

Maturities of CD's of $100,000 and Over
	December 31, 2020
	Amount	Percentage
Three months or less	$37,439	51.62%
Over three months to six months	8,378	11.55%
Over six months to one year	14,408	19.87%
Over one year	12,303	16.96%
Totals	$72,528	100.00%

Borrowings

Borrowings, consisting primarily of FHLB advances and federal funds purchased, are additional sources of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company's ability to earn a favorable spread on the funds obtained.

The Company has a collateral dependent line of credit with the FHLB. As of December 31, 2020, the Company had outstanding balances of $30.0 million from three FHLB advances with $10 million maturing in each of the years 2021, 2023, and 2025. Due to historically low rates, the Company entered into a leverage strategy, locking into low fixed term rates for one, three and five-year periods and investing the proceeds into securities.  The Company had no outstanding borrowings from the FHLB as of December 31, 2019 or 2018.

Additional borrowing arrangements maintained by the Bank include formal federal funds lines with four major regional correspondent banks. The Company had no outstanding balances in federal funds purchased as of December 31, 2020, 2019, or 2018.

Total borrowings consist of the following as of December 31, 2020, 2019, and 2018:

(dollars in thousands)	2020	2019	2018
FHLB advances	$30,000	$-	$-
Total borrowings	$30,000	$-	$-
Maximum amount at any month-end during the year	$40,000	$16,364	$48,807
Annual average balance outstanding	$15,419	$3,417	$30,370
Annual average interest rate paid	0.47%	2.58%	1.31%
Annual interest rate at end of period	0.48%	-	-

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

Gap Interest Sensitivity Analysis

As of December 31, 2020

(dollars in thousands)

	Within	90 to 365	1 to 4	Over	Non Rate
	90 days	days	years	4 years	Sensitive	Total
Assets
Loans	$180,414	$107,336	$291,677	$28,036	$1,943	$609,406
Investment securities	19,417	30,792	35,173	89,865	1,849	177,096
Federal funds sold	26,579	-	-	-	-	26,579
Non-interest-earning assets and allowance for loan losses	-	-	-	-	35,329	35,329
Total assets	$226,410	$138,128	$326,850	$117,901	$39,121	$848,410
Liabilities and Shareholders' Equity
Interest checking	$3,723	$11,168	$44,673	$89,346	$-	$148,910
Money market and savings deposits	7,478	22,434	89,741	153,327	-	272,980
Time deposits	50,476	31,093	16,132	1,401	-	99,102
Borrowed funds	-	10,000	10,000	10,000	-	30,000
Non-interest bearing liabilities and shareholders' equity	-	-	-	-	297,418	297,418
Total liabilities and shareholders' equity	$61,677	$74,695	$160,546	$254,074	$297,418	$848,410
Period gap	$164,733	$63,433	$166,304	$(136,173)	N/A	$258,297
Cumulative gap	$164,733	$228,166	$394,470	$258,297	N/A	$258,297
Ratio of cumulative gap to cumulative earning assets	72.76%	62.59%	57.05%	31.92%

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

In simulating the effects of upward and downward changes in market rates to net interest income over a rolling two-year horizon, the model utilizes a “static” balance sheet approach where balance sheet composition or mix as of the measurement date is maintained over the two-year horizon. Similarly, the base case simulation performed assumes interest rates on the measurement date are unchanged for the next 24 months. Then the simulation assumes all rate indices are instantaneously shocked upward and downward by 100 basis points to 400 basis points, in 100 basis point increments.  Due to the low level of interest rates, the shock down analysis where the rates fall 300 basis points or more are not considered meaningful and are therefore not shown in the results below as of December 31, 2020.

(dollars in thousands)	Change in Net Interest Income
Change in Yield Curve	Percentage	Amount
+400 basis points	35.87%	$16,023
+300 basis points	26.32%	11,759
+200 basis points	16.42%	7,336
+100 basis points	9.32%	4,165
Base case	0.00%	-
-100 basis points	-4.51%	(2,015)
-200 basis points	-7.67%	(3,427)

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

The shape of the yield curve can cause downward pressure on net interest income. In general, if and to the extent that the yield curve is flatter (i.e., the differences between interest rates for different maturities are relatively smaller) than previously anticipated, then the yield on the Company’s interest earning assets and its cash flows will tend to be lower.  Management believes that a relatively flat yield curve could continue to affect adversely the Company’s net interest income in 2021.

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

The Bank’s customer base has provided a stable source of funds and liquidity. Limits contained within the Bank’s Investment Policy also provides for appropriate levels of liquidity through maturities and cash flows within the securities portfolio. Other sources of balance sheet liquidity are obtained from the repayment of loan proceeds and overnight investments. The Bank has numerous secondary sources of liquidity including access to borrowing arrangements from a number of correspondent banks. Available borrowing arrangements maintained by the Bank include formal federal funds lines with four major regional correspondent banks, access to advances from the Federal Home Loan Bank and access to the discount window at the Federal Reserve Bank.

Borrowing Lines

As of December 31, 2020

(dollars in thousands)

Correspondent Banks	$41,000
Federal Home Loan Bank of Atlanta	37,889
Total Available	$78,889

As of December 31, 2020, $30 million in advances were outstanding with the FHLB.

Any excess funds are sold on a daily basis in the federal funds market. The Company maintained an average of $34.1 million outstanding in federal funds sold and an average of $211,000 in federal funds purchased during 2020.  On December 31, 2020 the Company had no balance outstanding in federal funds purchased. The Company intends to maintain sufficient liquidity at all times to meet its funding commitments.

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

The Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios of the Company were 14.37%, 14.37%, 15.35% and 9.54%, respectively, as of December 31, 2020, thus exceeding the minimum requirements. The Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios of the Bank were 14.24%, 14.24%, 15.22% and 9.46%, respectively, as of December 31, 2020, also exceeding the minimum requirements.

With respect to the Bank, to be “well capitalized” under the “prompt corrective action” regulations, a bank must have the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%. The Bank exceeds the thresholds to be considered well capitalized as of December 31, 2020.

On September 17, 2019 the FDIC finalized a rule that introduced an optional simplified measure of capital adequacy for qualifying community banking organizations, referred to as, the community bank leverage ratio framework, as required by the EGRRCPA.  The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

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

The CBLR framework was made available for community banking organizations to use in their March 31, 2020 Call Report.  The Company has not opted into the CBLR framework.

The Basel III capital regulations and CBLR framework are discussed in greater detail under the caption “Supervision and Regulation,” found earlier in this report under “Item 1. Business.” In addition, information regarding the Company’s risk-based capital at December 31, 2020 and December 31, 2019 is presented in Note 14 – Capital Requirements of the Notes to Consolidated Financial Statements, contained in Item 8. Financial Statements and Supplementary Data. Using the most recent capital requirements, the Bank’s capital ratios remain above the levels designated by bank regulators as "well capitalized" at December 31, 2020.

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

Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit and standby letters of credit. Additional information concerning the Company’s off-balance sheet arrangements is contained in Note 12 of the Notes to Consolidated Financial Statements, found in Item 8. Financial Statements and Supplementary Data.

Related Party Transactions

The Company and its subsidiaries have business dealings with companies owned by directors and beneficial shareholders of the Company. In 2020 and 2019, leasing/rental expenditures of $511,000 and $500,000 respectively, (including reimbursements for taxes, insurance, and other expenses) were paid to an entity indirectly owned by a director of the Company.

Contractual Commitments

In the normal course of business, the Company and its subsidiaries enter into contractual obligations, including obligations on lease arrangements, contractual commitments for capital expenditures, and service contracts. The significant contractual obligations include the leasing of certain of its banking and operations offices under operating lease agreements on terms ranging from 1 to 10 years, most with renewal options.

Following is a schedule of future minimum rental payments under non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2020:

(dollars in thousands)	1 year or less	1-3 years	3-5 years	After 5 years	Total
Operating lease obligations	$877	$1,592	$973	$372	$3,814

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting company.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Virginia National Bankshares Corporation

Charlottesville, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Virginia National Bankshares Corporation and Subsidiaries (the Corporation) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Qualitative Factors

As described in Note 1 – Summary of Significant Accounting Policies and Note 4 – Allowance for Loan Losses to the consolidated financial statements, the Corporation maintains an allowance for loan losses that represents management’s best estimate of probable losses inherent in the loan portfolio. For loans that are not specifically identified for impairment, management determines the allowance for loan losses based on historical loss experience adjusted for qualitative factors. Qualitative adjustments to the historical loss experience are established by applying a loss percentage to the loan segments established by management based on their assessment of shared risk characteristics within groups of similar loans.

Qualitative factors are determined based on management’s continuing evaluation of inputs and assumptions underlying the quality of the loan portfolio. Management evaluates qualitative factors by loan segment, primarily considering changes in current economic conditions, collateral values, classified asset and delinquency trends, the existence and effect of concentrations, lending policies and procedures, the experience and depth of the lending team, and policy exception levels. Qualitative factors contribute significantly to the allowance for loan losses.  Management exercised significant judgment when assessing the qualitative factors in estimating the allowance for loan losses. We identified the assessment of the qualitative factors as a critical audit matter as auditing the qualitative factors involved especially complex and subjective auditor judgment in evaluating management’s assessment of the inherently subjective estimates.

The primary audit procedures we performed to address this critical audit matter included:

•Substantively testing management’s process, including evaluating their judgments and assumptions for developing the qualitative factors, which included:
o	Evaluating the completeness and accuracy of data inputs used as a basis for the qualitative factors.
o	Evaluating the reasonableness of management’s judgments related to the determination of qualitative factors.
o	Evaluating the qualitative factors for directional consistency and for reasonableness.
o	Testing the mathematical accuracy of the allowance calculation, including the application of the qualitative factors.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company's auditor since 1998.

Richmond, Virginia

March 19, 2021

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$8,116	$14,908
Federal funds sold	26,579	4,177
Securities:
Available for sale, at fair value	174,086	114,041
Restricted securities, at cost	3,010	1,683
Total securities	177,096	115,724
Loans	609,406	539,533
Allowance for loan losses	(5,455)	(4,209)
Loans, net	603,951	535,324
Premises and equipment, net	5,238	6,145
Bank owned life insurance	16,849	16,412
Goodwill	372	372
Other intangible assets, net	341	408
Accrued interest receivable and other assets	9,868	9,157
Total assets	$848,410	$702,627

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest-bearing	$209,772	$166,975
Interest-bearing	148,910	122,994
Money market and savings deposit accounts	272,980	221,964
Certificates of deposit and other time deposits	99,102	109,278
Total deposits	730,764	621,211
Advances from the FHLB	30,000	—
Accrued interest payable and other liabilities	5,048	5,309
Total liabilities	765,812	626,520

Commitments and contingencies
Shareholders' equity:
Preferred stock, $2.50 par value, 2,000,000 shares authorized, no shares outstanding	-	-
Common stock, $2.50 par value, 10,000,000 shares authorized; 2,714,273 (including 25,268 nonvested) and 2,692,005 (including 4,000 nonvested) shares issued and outstanding at December 31, 2020 and 2019, respectively	6,722	6,720
Capital surplus	32,457	32,195
Retained earnings	41,959	37,235
Accumulated other comprehensive income (loss)	1,460	(43)
Total shareholders' equity	82,598	76,107
Total liabilities and shareholders' equity	$848,410	$702,627

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	For the years ended December 31,
	2020	2019
Interest and dividend income:
Loans, including fees	$24,945	$24,180
Federal funds sold	104	459
Investment securities:
Taxable	1,602	1,158
Tax exempt	475	290
Dividends	104	110
Total interest and dividend income	27,230	26,197

Interest expense:
Demand and savings deposits	1,824	2,038
Certificates and other time deposits	1,454	2,146
Repurchase agreements and other borrowings	73	89
Total interest expense	3,351	4,273
Net interest income	23,879	21,924
Provision for loan losses	1,622	1,375
Net interest income after provision for loan losses	22,257	20,549

Noninterest income:
Fiduciary income	722	1,267
Investment management income	411	431
Advisory and brokerage income	700	605
Royalty income	103	17
Customer service fees	651	766
Debit/credit card and ATM fees	612	723
Earnings/increase in value of bank owned life insurance	437	798
Fees on mortgage sales	77	189
Gains on sales and calls of securities	743	74
Loan swap fee income	1,313	214
Other	796	467
Total noninterest income	6,565	5,551

Noninterest expense:
Salaries and employee benefits	9,466	9,249
Net occupancy	1,908	1,824
Equipment	463	430
Data processing	1,106	1,236
Merger expenses	988	—
Settlement of claims	—	460
Other	4,848	4,685
Total noninterest expense	18,779	17,884
Income before income taxes	10,043	8,216
Provision for income taxes	2,065	1,527
Net income	$7,978	$6,689

Net income per common share, basic *	$2.94	$2.49
Net income per common share, diluted *	$2.94	$2.49

*	Per share data has been adjusted to reflect the 5% stock dividend effective July 5, 2019.

See Notes to the Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	For the years ended December 31,
	2020	2019
Net income	$7,978	$6,689
Other comprehensive income
Unrealized gains on securities,
net of tax of $555 and $345 for the years ended December 31, 2020 and 2019	2,090	1,292
Reclassification adjustment for realized gains on sales and calls of securities,
net of tax of ($156) and ($16) for the years ended December 31, 2020 and 2019	(587)	(58)
Total other comprehensive income	1,503	1,234
Total comprehensive income	$9,481	$7,923

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2018	$6,359	$27,013	$38,647	$(1,277)	$70,742
Stock options exercised	14	88	-	-	102
Stock option expense	-	97	-	-	97
Restricted stock grant expense	-	12	-	-	12
Unrestricted stock grants	27	398	-	-	425
Cash in lieu of fractional shares	-	(5)	-	-	(5)
Cash dividends declared ($1.20 per share)	-	-	(3,189)	-	(3,189)
Net income	-	-	6,689	-	6,689
5% stock dividend distributed	320	4,592	(4,912)	-	-
Other comprehensive income	-	-	-	1,234	1,234
Balance, December 31, 2019	$6,720	$32,195	$37,235	$(43)	$76,107

Stock option expense	-	124	-	-	124
Restricted stock grant expense	-	140	-	-	140
Vested stock grants	2	(2)	-	-	-
Cash dividends declared ($1.20 per share)	-	-	(3,254)	-	(3,254)
Net income	-	-	7,978	-	7,978
Other comprehensive income	-	-	-	1,503	1,503
Balance, December 31, 2020	$6,722	$32,457	$41,959	$1,460	$82,598

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the years ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,978	$6,689
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,622	1,375
Net amortization and accretion of securities	724	291
Gains on sales and calls of securities	(743)	(74)
Earnings/increase in value of bank owned life insurance	(437)	(798)
Amortization of intangible assets	90	83
Depreciation and other amortization	1,866	1,114
Deferred tax (benefit) expense	(214)	91
Stock option expense	124	97
Stock grant expense	140	437
Net change in:
Accrued interest receivable and other assets	(946)	545
Accrued interest payable and other liabilities	(951)	(504)
Net cash provided by operating activities	9,253	9,346

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(167,357)	(79,747)
Net increase in restricted investments	(1,327)	-
Proceeds from maturities, calls and principal payments of available for sale securities	39,740	7,378
Proceeds from sale of available for sale securities	69,494	21,065
Net (increase) decrease in organic loans	(96,518)	600
Net decrease (increase) in purchased loans	26,269	(4,999)
Purchase of wealth management book of business	(50)	(50)
Proceeds from settlement of bank owned life insurance	-	1,176
Purchase of bank premises and equipment, net	(199)	(189)
Net cash used in investing activities	(129,948)	(54,766)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, and money market accounts	119,729	47,931
Net (decrease) increase in certificates of deposit and other time deposits	(10,176)	747
Net increase in short term borrowings	30,000	-
Proceeds from stock options exercised	-	102
Cash payment for stock dividend fractional shares	-	(5)
Cash dividends paid	(3,248)	(3,144)
Net cash provided by financing activities	136,305	45,631
NET INCREASE IN CASH AND CASH EQUIVALENTS	$15,610	$211

CASH AND CASH EQUIVALENTS:
Beginning of period	$19,085	$18,874
End of period	$34,695	$19,085

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$3,487	$4,221
Taxes	$2,750	$1,925

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Unrealized gain on available for sale securities	$1,902	$1,563
Initial right -of-use assets obtained in exchange for new operating lease liabilities	$711	$4,279

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

Virginia National Bank (the “Bank”) is a wholly-owned subsidiary of the Company and was organized in 1998 under federal law as a national banking association to engage in a general commercial and retail banking business. The Bank is headquartered in Charlottesville, Virginia and primarily serves the Virginia communities in and around the cities of Charlottesville, Winchester and Richmond, and the counties of Albemarle and Frederick.  As a national bank, the Bank is subject to the supervision, examination and regulation of the Office of the Comptroller of the Currency (“OCC”).

Beginning in 2019, the services offered under the umbrella of VNB Wealth are provided by Masonry Capital Management, LLC (“Masonry Capital”) or by the Bank under VNB Trust & Estate Services or Sturman Wealth Advisors, formerly known as VNB Investment Services.

On October 1, 2020, the Company announced the signing of a definitive merger agreement with Fauquier Bankshares, Inc., pursuant to which the companies are expected to combine in an all-stock merger with the Company as the surviving company.  At or immediately following consummation of the merger, The Fauquier Bank, the wholly owned banking subsidiary of Fauquier, will be merged with and into the Bank, with the Bank as the surviving bank. Under the terms of the merger agreement, Fauquier shareholders will receive 0.675 shares of Company stock for each share of Fauquier common stock they own.  Shareholders of the Company will own approximately 51.4% and Fauquier shareholders will own approximately 48.6% of the combined company.  The combined company will operate under the Virginia National Bankshares Corporation name and the combined bank will operate under the Virginia National Bank name.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to the reporting guidelines prescribed by regulatory authorities. The following is a description of the more significant of those policies and practices.

Principles of consolidation – The consolidated financial statements include the accounts of Virginia National Bankshares Corporation (the “Company”), and its subsidiaries, Virginia National Bank (the “Bank”) and Masonry Capital. All significant intercompany balances and transactions have been eliminated in consolidation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Intangible assets – Goodwill is determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually, or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. Intangible assets with definite useful lives are amortized over their estimated useful lives, which range from 3 to 10 years, to their estimated residual values. Goodwill is the only intangible asset with an indefinite life included on the Company’s Consolidated Balance Sheets. Management has concluded that no impairment of these assets existed as of the balance sheet date.  More information regarding intangible assets is presented in Note 7 – Intangible Assets.

Bank owned life insurance – The Company has purchased life insurance on certain key employees. These policies are recorded at their cash surrender value on the Consolidated Balance Sheets. Income generated from polices is recorded as noninterest income.

Fair value measurements – ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon internally developed models that primarily use, as inputs, observable market-based parameters. Any such valuation adjustments are applied consistently over time. Additional information on fair value measurements is presented in Note 16 – Fair Value Measurements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has elected to estimate forfeitures when recognizing compensation expense, and this estimate of forfeitures is adjusted over the requisite service period or vesting schedule based on the extent to which actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also will impact the amount of estimated unamortized compensation expense to be recognized in future periods. Further information on stock-based compensation is presented in Note 19 – Stock Incentive Plans.

Net income per common share – Basic net income per share, commonly referred to as earnings per share, represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period, including restricted shares that have not yet vested. Diluted net income per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.  All net income per common share information has been adjusted to reflect the 5% stock dividend effective July 5, 2019.  Additional information on net income per share is presented in Note 20 – Net Income per Share.

Comprehensive income – Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Further information on the Company’s other comprehensive income is presented in Note 21 – Other Comprehensive Income.

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

Interest and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the statements of income.  For the years ended December 31, 2020 and 2019, there were no such interest or penalties recognized. Further information on the Company’s accounting policies for income taxes is presented in Note 10 – Income Taxes.

Securities and other property held in a fiduciary capacity – Securities and other property held by VNB Trust and Estate Services, Sturman Wealth Advisors or Masonry Capital in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

Financial Instruments – Credit Losses - In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03.  These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters.  Smaller reporting companies who file with the U.S. Securities and Exchange Commission (SEC) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently assessing the impact that Topic 326 will have on its consolidated financial statements.  Early in 2017, the Company formed a cross-functional steering committee, including some members of senior management, to provide governance and guidance over the project plan.  The steering committee meets regularly to address the compliance requirements, data requirements and sources, and analysis efforts that are required to adopt these new requirements.  The Company has engaged a vendor to assist in modeling expected lifetime losses under Topic 326 and expects to continue developing and refining an approach to estimating the allowance for credit losses during 2021.  The extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time.  Upon adoption, the impact to the allowance for credit losses (currently allowance for loan losses) will have an offsetting one-time cumulative-effect adjustment to retained earnings.

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

Simplifying the Accounting for Income Taxes - In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes.”  The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects.  For public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-12 will have on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments – Equity Securities - In January 2020, the FASB issued ASU 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.”  The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions.  ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting.  For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is permitted. The Company does not expect the adoption of ASU 2020-01 to have a material impact on its consolidated financial statements.

LIBOR and Other Reference Rates - In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022.

Subsequently, in January 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU No. 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU No. 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.

To facilitate an orderly transition from LIBOR, Inter-bank Offered Rate (“IBOR”) and other benchmark rates to alternative reference rates (“ARRs”), the Company has established a focus committee, which includes members of senior management, including the Chief Credit Officer and Chief Financial Officer, among others.  The task of this committee is to identify, assess and monitor risk associated with the expected discontinuation or unavailability of benchmarks, including LIBOR, achieve operations readiness and engage impacted clients in connection with the transition to ARRs.  The Company is assessing ASU 2020-04 and ASU 2021-01 and their impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

SEC Filing Requirements - On March 12, 2020, the SEC finalized amendments to its “accelerated filer” and “large accelerated filer” definitions. The amendments increase the threshold criteria for meeting these filer classifications and were effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer’s first annual report filed with the SEC subsequent to the effective date.  Prior to these changes, the Company was required to comply with section 404(b) of the Sarbanes Oxley Act concerning auditor attestation over internal control over financial reporting as an “accelerated filer” as it had more than $75 million in public float but less than $700 million at the end of the Company’s most recent second quarter.   The rule change revises the definition of “accelerated filers” to exclude entities with public float of less than $700 million and less than $100 million in annual revenues.  The Company expects to meet this expanded category of small reporting company and will no longer be considered an accelerated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

filer.  If the Company’s annual revenues exceed $100 million, its category will change back to “accelerated filer”.  The classifications of “accelerated filer” and “large accelerated filer” require a public company to obtain an auditor attestation concerning the effectiveness of internal control over financial reporting (ICFR) and include the opinion on ICFR in its annual report on Form 10-K.  Non-accelerated filers also have additional time to file quarterly and annual financial statements.  All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of internal control over financial reporting, but the external auditor attestation of internal control over financial reporting is not required for non-accelerated filers.  As the Bank’s total assets exceed $500 million, it remains subject to FDICIA’s internal reporting requirements, but does not require an auditor attestation concerning internal controls over financial reporting.  As such, professional and consulting expenditures should decline by an immaterial amount.

Nonrefundable Fees and Other Costs - In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable fees and Other Costs.” This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is not permitted. All entities should apply ASU No. 2020-08 on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Company does not expect the adoption of ASU 2020-08 to have a material impact on its consolidated financial statements.

Recently Adopted Accounting Developments

Goodwill Impairment Testing - In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the previous two-step impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the prior requirement to calculate a goodwill impairment charge using Step 2, which requires an entity to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount. ASU 2017-04 was effective for the Company on January 1, 2020. The adoption of ASU 2017-04 had no material impact on the Company’s consolidated financial statements.

Disclosure Requirements for Fair Value Measurement - In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements by requiring that Level 3 fair value disclosures include the range and weighted average of significant unobservable inputs used to develop those fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. Certain disclosure requirements in Topic 820 were also removed or modified. ASU 2018-13 was effective for the Company on January 1, 2020.  The adoption of ASU 2018-13 had no material impact on the Company’s consolidated financial statements.

Interagency COVID-19 Guidance - In March 2020 (Revised in April 2020), various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a modification program is implemented.   In August 2020, a joint statement on additional loan modifications was issued.  Among other things, the Interagency Statement addresses accounting and regulatory reporting considerations for loan modifications, including those accounted for under Section 4013 of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.  The CARES Act was signed into law on March 27, 2020 to help support individuals and businesses through loans, grants, tax changes and other types of relief.  The most significant impacts of the Act related to accounting for loan modifications and establishment of the Paycheck Protection Program (“PPP”).  On December 21, 2020, the Consolidated Appropriates Act of 2021 (“CAA”) was passed.  The CAA extends or modifies many of the relief programs first created by the CARES Act, including the PPP and treatment of certain loan modifications related to the COVID-19 pandemic.  Refer to Note 3 - Loans for a discussion regarding details of loan modifications as of December 31, 2020.

Note 2 – Securities

The amortized cost and fair values of securities available for sale as of December 31, 2020 and December 31, 2019 are as follows:

December 31, 2020	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(in thousands)
U.S. Government agencies	$25,496	$7	$(198)	$25,305
Mortgage-backed securities/CMOs	77,438	844	(182)	78,100
Municipal bonds	69,303	1,499	(121)	70,681
Total Securities Available for Sale	$172,237	$2,350	$(501)	$174,086

December 31, 2019	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(in thousands)
U.S. Government agencies	$15,000	$-	$(48)	$14,952
Corporate bonds	7,469	-	-	7,469
Mortgage-backed securities/CMOs	71,970	76	(314)	71,732
Municipal bonds	19,656	282	(50)	19,888
Total Securities Available for Sale	$114,095	$358	$(412)	$114,041

All mortgage-backed securities included in the above tables were issued by U.S. government agencies and corporations. At December 31, 2020, the securities issued by political subdivisions or agencies were highly rated with 100% of the municipal bonds having AA or higher ratings. Approximately 59% of the municipal bonds are general obligation bonds with issuers that are geographically diverse.  The Company does not hold any derivative instruments.

Marketable equity securities consist of nominal investments made by the Company in equity positions of various community banks and bank holding companies and are reported in other assets on the consolidated balance sheet.

There were no securities classified as held to maturity as of December 31, 2020 or December 31, 2019.

Restricted securities are securities with limited marketability and consist of stock in the FRB, FHLB and CBBFC totaling $3.0 million and $1.7 million as of December 31, 2020 and December 31, 2019, respectively.  These restricted securities are carried at cost as they are not permitted to be traded.

For the year ended December 31, 2020, proceeds from the sales of securities amounted to $69.5 million, and gross realized gain on these securities were $742,000.  (An additional $1,000 gain was realized from a call of a security during 2020.)  For the year ended December 31, 2019, proceeds from the sales of securities amounted to $21.1 million, and gross realized gain on these securities were $71,000.  (An additional $3,000 gain was realized from a call of a security during 2019.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities pledged to secure deposits, and for other purposes required by law, had carrying values of $6.0 million at December 31, 2020 and $5.0 million at December 31, 2019.

Year-end securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, were as follows:

December 31, 2020
	Less than 12 Months		12 Months or more		Total
	(in thousands)
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$19,298	$(198)	$-	$-	$19,298	$(198)
Mortgage-backed/CMOs	24,523	(182)	-	-	24,523	(182)
Municipal bonds	21,501	(121)	-	-	21,501	(121)
	$65,322	$(501)	$-	$-	$65,322	$(501)

December 31, 2019
	Less than 12 Months		12 Months or more		Total
	(in thousands)
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$9,957	$(43)	$1,995	$(5)	$11,952	$(48)
Mortgage-backed/CMOs	39,061	(228)	7,716	(86)	46,777	(314)
Municipal bonds	5,922	(50)	-	-	5,922	(50)
	$54,940	$(321)	$9,711	$(91)	$64,651	$(412)

As of December 31, 2020, there were $65.3 million, or thirty-seven issues, of individual securities in a loss position. These securities had an unrealized loss of $501,000 and consisted of twelve mortgage-backed/CMOs, fourteen municipal bonds, and eleven Agency notes with none in an unrealized loss position for greater than 12 months.

The Company’s securities portfolio is primarily made up of fixed rate bonds, whose prices move inversely with interest rates. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality and does not intend to sell or believe it will be required to sell any of the securities before recovery of the amortized cost basis. Accordingly, as of December 31, 2020, management believes the impairments detailed in the table above are temporary, and no impairment loss has been realized in the Company’s consolidated income statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of available for sale debt securities at December 31, 2020 are presented below based upon contractual maturities, by major investment categories. Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

(in thousands)	Amortized Cost	Fair Value
U.S. Government agencies
After five years to ten years	$19,496	$19,421
Ten years or more	6,000	5,884
	$25,496	$25,305
Mortgage-backed securities/CMOs
After five years to ten years	$2,849	$2,936
Ten years or more	74,589	75,164
	$77,438	$78,100
Municipal bonds
After one year to five years	$1,132	$1,164
After five years to ten years	1,445	1,552
Ten years or more	66,726	67,965
	$69,303	$70,681

Total Debt Securities Available for Sale	$172,237	$174,086

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Loans

The composition of the loan portfolio by loan classification appears below.

(in thousands)	December 31,	December 31,
	2020	2019
Commercial
Commercial and industrial - organic	$27,238	$38,843
Commercial and industrial - Paycheck Protection Program	54,176	-
Commercial and industrial - government guaranteed	30,920	35,347
Commercial and industrial - syndicated	6,354	6,398
Total commercial and industrial	118,688	80,588
Real estate construction and land
Residential construction	2,238	2,197
Commercial construction	14,302	6,880
Land and land development	5,969	8,063
Total construction and land	22,509	17,140
Real estate mortgages
1-4 family residential, first lien, investment	69,851	44,099
1-4 family residential, first lien, owner occupied	19,864	20,671
1-4 family residential, junior lien	2,938	2,520
1-4 family residential - purchased	18,534	33,428
Home equity lines of credit, first lien	8,715	10,268
Home equity lines of credit, junior lien	7,392	9,671
Farm	5,672	8,808
Multifamily	43,490	27,093
Commercial owner occupied	95,726	96,117
Commercial non-owner occupied	137,893	118,561
Total real estate mortgage	410,075	371,236
Consumer
Consumer revolving credit	17,624	20,081
Consumer all other credit	3,074	5,741
Student loans purchased	37,436	44,747
Total consumer	58,134	70,569
Total loans	609,406	539,533
Less: Allowance for loan losses	(5,455)	(4,209)
Net loans	$603,951	$535,324

During the twelve months ended December 31, 2020, the Bank originated $86.9 million of Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans, which were designated to provide economic relief to small businesses adversely impacted by COVID-19.

The balances in the table above include unamortized premiums and net deferred loan costs and fees. Unamortized premiums on loans purchased were $1.8 million and $2.5 million as of December 31, 2020 and December 31, 2019. Net deferred loan (fees) costs totaled $(931,000) and $100,000 as of December 31, 2020 and December 31, 2019, respectively.  The deferred fees increased $1.0 million due to the remaining fees collected from the SBA for the PPP loans that are being amortized over the contractual life of the remaining loans, most of which are over a 24-month period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commercial and industrial loans are reported in four classes. Organic loans are originated by the Bank’s commercial lenders. PPP loans are reported separately from other organic loans due to the special purpose and provisions of these loans through the SBA.  Government guaranteed loan balances represent the guaranteed portion of loans which the Company purchased that are 100% guaranteed by either the United States Department of Agriculture (“USDA”) or the Small Business Administration (“SBA”); the originating institution holds the unguaranteed portion of each loan and services it. Syndicated loans, also referred to as shared national credits, are purchased from national lending correspondents. The government guaranteed loans and the shared national credits are typically purchased at a premium. In the event of early prepayment, the Bank may need to write off any unamortized premium.

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

Residential mortgages include consumer purpose 1-4 family residential properties and home equity loans, as well as investor-owned residential real estate.  The Company has purchased two packages of 1-4 family residential mortgages, one in December of 2018 and a second package in November of 2019.  Each of the adjustable rate loans purchased were individually underwritten by the Company prior to the closing of the sale. As of December 31, 2020, the balance in both packages totaled approximately $18.5 million. Consumer purpose loans have underwriting standards that are heavily influenced by statutory requirements, which include, but are not limited to, documentation requirements, limits on maximum loan-to-value percentages, and collection remedies. Loans to finance 1-4 family investment properties are primarily dependent upon rental income generated from the property and secondarily supported by the borrower’s personal income. The Company typically originates residential mortgages with the intention of retaining in its portfolio adjustable-rate mortgages and shorter-term, fixed-rate loans. The Company also originates longer-term, fixed rate loans, which are sold to secondary mortgage market correspondents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consumer loans are generally small loans spread across many borrowers and are underwritten after determining the ability of the consumer borrower to repay their obligations as agreed. The underwriting standards are heavily influenced by statutory requirements, which include, but are not limited to, documentation requirements and collection remedies. Consumer loans may be secured or unsecured and are comprised of revolving lines, installment loans and other consumer loans. Included in consumer loans are student loan packages that were purchased beginning in 2015.  Along with the purchase of these student loans, the Company purchased surety bonds to fully insure this portion of the Company’s consumer portfolio. ReliaMax Surety Company (“ReliaMax Surety”), the South Dakota insurance company which issued surety bonds for the student loan pool, was placed into liquidation due to insolvency on June 27, 2018, and the surety bonds terminated on July 27, 2018.  Deposit account overdrafts are included in the consumer loan balances and totaled $169,000 and $197,000 at December 31, 2020 and December 31, 2019, respectively.

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

Related party loans. In the ordinary course of business, the Company has granted loans to certain directors, principal officers and their affiliates (collectively referred to as “related party loans”). Activity in related party loans during 2020 and 2019 is presented in the following table.

(in thousands)	2020	2019
Balance outstanding at beginning of year	$20,300	$21,404
Principal additions	9,308	225
Principal reductions	(10,538)	(1,329)
Balance outstanding at end of year	$19,070	$20,300

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Student loans purchased which were 120 or more days past due as of July 27, 2018, were placed in non-accrual based on the loss of insurance on these loans. The Company filed claims for these non-accrual loans with the liquidator of ReliaMax Surety, which issued surety bonds on the student loan portfolio.  In the fourth quarter of 2019, the Company collected $311,000 in principal and $9,000 toward interest outstanding on those claims approved by the liquidator.  In 2020, the Company received a refund of premiums from the liquidator in the amount of $401,000.

Non-accrual loans are shown below by class:

(in thousands)	December 31, 2020	December 31, 2019
Land and land development	$8	$279
Commercial and industrial - organic	-	20
Total nonaccrual loans	$8	$299

The following tables show the aging of past due loans as of December 31, 2020 and December 31, 2019.

Past Due Aging as of December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing
(in thousands)
Commercial loans
Commercial and industrial - organic	$-	$-	$-	$-	$27,238	$27,238	$-
Commercial and industrial - Paycheck Protection Program	-	-	-	-	54,176	54,176	-
Commercial and industrial - government guaranteed	1,130	470	-	1,600	29,320	30,920	-
Commercial and industrial - syndicated	-	-	-	-	6,354	6,354	-
Real estate construction and land
Residential construction	-	-	-	-	2,238	2,238	-
Commercial construction	-	-	-	-	14,302	14,302	-
Land and land development	-	-	-	-	5,969	5,969	-
Real estate mortgages
1-4 family residential, first lien, investment	-	-	-	-	69,851	69,851	-
1-4 family residential, first lien, owner occupied	-	-	-	-	19,864	19,864	-
1-4 family residential, junior lien	-	-	-	-	2,938	2,938	-
1-4 family residential - purchased	501	-	-	501	18,033	18,534	-
Home equity lines of credit, first lien	-	-	-	-	8,715	8,715	-
Home equity lines of credit, junior lien	-	-	-	-	7,392	7,392	-
Farm	-	-	-	-	5,672	5,672	-
Multifamily	-	-	-	-	43,490	43,490	-
Commercial owner occupied	-	-	-	-	95,726	95,726	-
Commercial non-owner occupied	46	-	-	46	137,847	137,893	-
Consumer loans
Consumer revolving credit	3	-	-	3	17,621	17,624	-
Consumer all other credit	39	1	-	40	3,034	3,074	-
Student loans purchased	256	65	137	458	36,978	37,436	137
Total Loans	$1,975	$536	$137	$2,648	$606,758	$609,406	$137

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Past Due Aging as of December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing
(in thousands)
Commercial loans
Commercial and industrial - organic	$604	$20	$-	$624	$38,219	$38,843	$-
Commercial and industrial - government guaranteed	-	-	548	548	34,799	35,347	548
Commercial and industrial - syndicated	-	-	-	-	6,398	6,398	-
Real estate construction and land
Residential construction	-	-	-	-	2,197	2,197	-
Commercial construction	-	-	-	-	6,880	6,880	-
Land and land development	1	-	280	281	7,782	8,063	14
Real estate mortgages
1-4 family residential, first lien, investment	188	-	-	188	43,911	44,099	-
1-4 family residential, first lien, owner occupied	-	123	-	123	20,548	20,671	-
1-4 family residential, junior lien	-	-	-	-	2,520	2,520	-
1-4 family residential - purchased	501	158	-	659	32,769	33,428	-
Home equity lines of credit, first lien	-	-	-	-	10,268	10,268	-
Home equity lines of credit, junior lien	-	-	-	-	9,671	9,671	-
Farm	-	-	-	-	8,808	8,808	-
Multifamily	-	-	-	-	27,093	27,093	-
Commercial owner occupied	-	-	-	-	96,117	96,117	-
Commercial non-owner occupied	-	-	-	-	118,561	118,561	-
Consumer loans
Consumer revolving credit	20	-	-	20	20,061	20,081	-
Consumer all other credit	43	-	-	43	5,698	5,741	-
Student loans purchased	697	218	209	1,124	43,623	44,747	209
Total Loans	$2,054	$519	$1,037	$3,610	$535,923	$539,533	$771

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a breakdown by class of the loans classified as impaired loans as of December 31, 2020 and December 31, 2019. These loans are reported at their recorded investment, which is the carrying amount of the loan as reflected on the Company’s balance sheet, net of charge-offs and other amounts applied to reduce the net book balance.  Average recorded investment in impaired loans is computed using an average of month-end balances for these loans for the twelve months ended December 31, 2020 and December 31, 2019.  Interest income recognized is for the years ended December 31, 2020 and December 31, 2019.

December 31, 2020	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
(in thousands)
Impaired loans without a valuation allowance:
Land and land development	$8	$55	$-	$97	$-
1-4 family residential mortgages, junior lien	109	109		113	6
Commercial non-owner occupied real estate	-	-	-	781	48
Total impaired loans without a valuation allowance	117	164	-	991	54

Impaired loans with a valuation allowance
Student loans purchased	1,156	1,156	4	1,145	70
Total impaired loans with a valuation allowance	1,156	1,156	4	1,145	70
Total impaired loans	$1,273	$1,320	$4	$2,136	$124

December 31, 2019	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
(in thousands)
Impaired loans without a valuation allowance:
Land and land development	$279	$324	$-	$67	$13
1-4 family residential mortgages, first lien, owner occupied	-	-	-	20	2
1-4 family residential mortgages, junior lien	117	117		122	6
Commercial non-owner occupied real estate	879	879	-	900	48
Commercial and industrial - organic	20	20	-	3	1
Total impaired loans without a valuation allowance	1,295	1,340	-	1,112	70

Impaired loans with a valuation allowance
Student loans purchased	1,184	1,184	21	1,549	86
Total impaired loans with a valuation allowance	1,184	1,184	21	1,549	86
Total impaired loans	$2,479	$2,524	$21	$2,661	$156

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

In accordance with regulatory guidance and the CARES Act, the Bank has approved for certain customers who have been adversely affected by the COVID-19 pandemic to defer principal-only, or principal and interest, payments for a 90- to 180-day period.  Such short-term modifications, which were made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs.  While interest will continue to accrue to income, in accordance with GAAP, if the Bank ultimately incurs a credit loss on these deferred payments, interest income would need to be reversed and therefore, interest income in future periods could be negatively impacted.  A total of $59.0 million in loan deferments have been approved since the beginning of the pandemic. As of December 31, 2020, $55.7 million, or 94.3%, of the total loan deferments approved have returned to normal payment schedules and are now current.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on regulatory guidance on Student Lending, the Company classified 75 of its student loans purchased as TDRs for a total of $1.2 million as of December 31, 2020. The Company classified 67 of its student loans purchased as TDRs for a total of $1.2 million as of December 31, 2019.   These borrowers, who should have been in repayment, requested and were granted payment extensions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered restructurings. Student loan borrowers are allowed in-school deferments, plus an automatic six month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance. Initially, all student loans were fully insured by a surety bond, and the Company did not expect to experience a loss on these loans.  Based on the termination of the surety bond on July 27, 2018 due to the insolvency of the insurer, management has evaluated these loans individually for impairment and included any potential loss in the allowance for loan losses; interest continues to accrue on these TDRs during any deferment and forbearance periods.

The following provides a summary, by class, of modified loans that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and modified loans that have been placed in non-accrual status, which are considered to be nonperforming.

Troubled debt restructurings (TDRs)	December 31, 2020		December 31, 2019
(in thousands)	No. of Loans	Recorded Investment	No. of Loans	Recorded Investment
Performing TDRs
1-4 family residential mortgages, junior lien	1	$109	1	$117
Commercial non-owner occupied real estate	-	-	1	879
Student loans purchased	75	1,156	67	1,184
Total performing TDRs	76	$1,265	69	$2,180

Nonperforming TDRs
Land and land development	1	$8	1	$13
Total nonperforming TDRs	1	$8	1	$13
Total TDRs	77	$1,273	70	$2,193

A summary of loans shown above that were modified as TDRs during the years ended December 31, 2020 and December 31, 2019 is shown below by class.  Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.  The Post-Modification Recorded Balance reflects any interest or fees from the original loan which may have been added to the principal balance on the new note as a condition of the TDR.  Additionally, the Post-Modification Recorded Balance is reported below at the period end balances, inclusive of all partial principal pay downs and principal charge-offs since the modification date.

	During year ended			During year ended
(in thousands)	December 31, 2020			December 31, 2019
	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance
Student loans purchased	17	$180	$180	22	$230	$230
Total loans modified during the period	17	$180	$180	22	$230	$230

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2020, there were five loans modified as TDRs that subsequently defaulted which had been modified as TDRs during the twelve months prior to default.  These student loans had balances totaling $48,000 prior to being charged off.  There were three loans modified as a TDR that subsequently defaulted during the year ended December 31, 2019 and were modified as a TDR during the twelve months prior to default. These student loans had balances of $23,000 prior to being charged off.

There were no loans secured by 1-4 family residential property that were in the process of foreclosure at either December 31, 2020 or December 31, 2019.

Note 4 – Allowance for Loan Losses

A summary of the transactions in the allowance for loan losses for the years ended December 31, 2020 and 2019 appears below:

(in thousands)	2020	2019
Balance, beginning of period	$4,209	$4,891
Loans charged off	(805)	(2,259)
Recoveries	429	202
Net charge-offs	(376)	(2,057)
Provision for loan losses	1,622	1,375
Balance, December 31	$5,455	$4,209

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

Loan Classes by Segments
Commercial loan segment:
Commercial and industrial - organic
Commercial and industrial – Paycheck Protection Program
Commercial and industrial - government guaranteed[1]
Commercial and industrial - syndicated

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
Multifamily
Commercial owner occupied
Commercial non-owner occupied

Consumer loan segment:
Consumer revolving credit
Consumer all other credit
Student loans purchased

1 Commercial and industrial – government guaranteed class excludes PPP loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
•

Student loans purchased - On June 27, 2018, the Company was notified that ReliaMax Surety Company (“ReliaMax Surety”), the South Dakota insurance company which issued surety bonds for the student loan pools, was placed into liquidation due to insolvency.  As such, the historical charge-off rate on this portfolio is determined by using the Company’s own losses/charge-offs since July 1, 2018, together with prior insurance claim history.  For reporting periods prior to June 30, 2018, the Company did not charge off student loans as the insurance covered the past due loans, but the Company did apply qualitative factors to calculate a reserve on these loans, net of the deposit reserve accounts held by the Company for this group of loans. The deposit reserve accounts have been depleted to cover the charge-offs experienced on these loans and recorded as a recovery to student loans.

•	Commercial and industrial government guaranteed loans – These loans require no reserve as these are 100% guaranteed by either the SBA or the USDA.
•

Commercial and industrial syndicated loans - Beginning with the quarter ended September 30, 2016, migration analysis was utilized on the Pass pool. For all other pools, there was not an established loss history; therefore, the S&P credit and recovery ratings on the credit facilities were utilized to calculate a three-year weighted average historical default rate.  As of December 31, 2019, only migration analysis was utilized since all outstanding syndicated loans at that time were in the Pass pool.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following represents the loan portfolio designated by the internal risk ratings assigned to each credit at December 31, 2020 and 2019.  There were no loans rated “Doubtful” as of either period.

December 31, 2020	Excellent	Good	Pass	Watch	Special Mention	Sub- standard	TOTAL
(in thousands)
Commercial
Commercial and industrial - organic	$1,918	$14,336	$9,772	$485	$-	$727	$27,238
Commercial and industrial -Payroll Protection Program	54,176	-	-	-	-	-	54,176
Commercial and industrial - government guaranteed	30,920	-	-	-	-	-	30,920
Commercial and industrial - syndicated	-	-	6,354	-	-	-	6,354
Real estate construction
Residential construction	-	-	2,238	-	-	-	2,238
Commercial construction	-	-	14,302	-	-	-	14,302
Land and land development	-	-	5,765	-	-	204	5,969
Real estate mortgages
1-4 family residential, first lien, investment	-	-	66,336	2,149	704	662	69,851
1-4 family residential, first lien, owner occupied	-	-	18,010	1,002	640	212	19,864
1-4 family residential, junior lien	-	-	2,788	28	13	109	2,938
1-4 family residential, first lien - purchased	-	-	18,534	-	-	-	18,534
Home equity lines of credit, first lien	-	-	8,653	62	-	-	8,715
Home equity lines of credit, junior lien	-	-	7,214	96	-	82	7,392
Farm	-	-	5,375	297	-	-	5,672
Multifamily	-	-	42,525	801	-	164	43,490
Commercial owner occupied	-	-	82,629	4,898	-	8,199	95,726
Commercial non-owner occupied	-	-	136,509	155	-	1,229	137,893
Consumer
Consumer revolving credit	845	16,489	290	-	-	-	17,624
Consumer all other credit	167	2,440	464	-	-	3	3,074
Student loans purchased	-	-	35,819	1,373	64	180	37,436
Total Loans	$88,026	$33,265	$463,577	$11,346	$1,421	$11,771	$609,406

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019	Excellent	Good	Pass	Watch	Special Mention	Sub- standard	TOTAL
(in thousands)
Commercial
Commercial and industrial - organic	$6,463	$16,453	$14,257	$1,493	$37	$140	$38,843
Commercial and industrial - government guaranteed	35,347	-	-	-	-	-	35,347
Commercial and industrial - syndicated	-	-	6,398	-	-	-	6,398
Real estate construction
Residential construction	-	-	2,197	-	-	-	2,197
Commercial construction	-	-	6,880	-	-	-	6,880
Land and land development	-	-	7,563	207	-	293	8,063
Real estate mortgages
1-4 family residential, first lien, investment	-	-	39,641	4,076	-	382	44,099
1-4 family residential, first lien, owner occupied	-	-	19,578	1,040	-	53	20,671
1-4 family residential, junior lien	-	-	2,029	33	17	441	2,520
1-4 family residential, first lien - purchased	-	-	33,428	-	-	-	33,428
Home equity lines of credit, first lien	-	-	9,591	677	-	-	10,268
Home equity lines of credit, junior lien	-	-	9,357	232	-	82	9,671
Farm	-	-	6,149	318	-	2,341	8,808
Multifamily	-	-	26,690	403	-	-	27,093
Commercial owner occupied	-	-	86,884	5,928	1,677	1,628	96,117
Commercial non-owner occupied	-	-	116,092	1,558	-	911	118,561
Consumer
Consumer revolving credit	279	19,176	606	20	-	-	20,081
Consumer all other credit	199	5,035	507	-	-	-	5,741
Student loans purchased	-	-	42,598	1,729	211	209	44,747
Total Loans	$42,288	$40,664	$430,445	$17,714	$1,942	$6,480	$539,533

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

As of March 31, 2020 and June 30, 2020, the Company downgraded the economic qualitative factors within its ALLL model in light of the effects of the COVID-19 pandemic on the economy.  No additional downgrades of such factors were taken during the quarters ended September 30, 2020 or December 31, 2020.  If economic conditions improve or worsen, the Company could experience changes in the required ALLL.  It is possible that asset quality metrics could decline in the future if the effects of COVID-19 are sustained.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impaired loans are individually evaluated and, if deemed appropriate, a specific allocation is made for these loans. In reviewing the loans classified as impaired totaling $1.3 million at December 31, 2020, there was $4,000 in valuation allowance on these loans after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the customer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Loan Losses Rollforward by Portfolio Segment

As of and for the year ended December 31, 2020

(in thousands)	Commercial Loans	Real Estate Construction and Land	Real Estate Mortgages	Consumer Loans	Total
Allowance for Loan Losses:
Balance as of beginning of year	$302	$109	$2,684	$1,114	$4,209
Charge-offs	-	-	-	(805)	(805)
Recoveries	28	-	1	400	429
Provision for (recovery of) loan losses	(121)	51	1,212	480	1,622
Ending Balance	$209	$160	$3,897	$1,189	$5,455

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$4	$4
Collectively evaluated for impairment	209	160	3,897	1,185	5,451

Loans:
Individually evaluated for impairment	$-	$8	$109	$1,156	$1,273
Collectively evaluated for impairment	118,688	22,501	409,966	56,978	608,133
Ending Balance	$118,688	$22,509	$410,075	$58,134	$609,406

As of and for the year ended December 31, 2019

(in thousands)	Commercial Loans	Real Estate Construction and Land	Real Estate Mortgages	Consumer Loans	Total
Allowance for Loan Losses:
Balance as of beginning of year	$811	$119	$2,611	$1,350	$4,891
Charge-offs	(482)	-	-	(1,777)	(2,259)
Recoveries	51	1	14	136	202
Provision for (recovery of) loan losses	(78)	(11)	59	1,405	1,375
Ending Balance	$302	$109	$2,684	$1,114	$4,209

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$21	$21
Collectively evaluated for impairment	302	109	2,684	1,093	4,188

Loans:
Individually evaluated for impairment	$20	$279	$996	$1,184	$2,479
Collectively evaluated for impairment	80,568	16,861	370,240	69,385	537,054
Ending Balance	$80,588	$17,140	$371,236	$70,569	$539,533

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Premises and Equipment

Premises and equipment are summarized as follows:

(in thousands)	December 31, 2020	December 31, 2019
Leasehold improvements	$14,715	$14,713
Building and land	1,215	1,215
Construction and fixed assets in progress	70	68
Furniture and equipment	6,831	6,636
Computer software	2,618	2,618
	$25,449	$25,250
Less: accumulated depreciation and amortization	20,211	19,105
	$5,238	$6,145

Depreciation and amortization on these premises and equipment totaled $1.9 million and $1.1 million for the years ended December 31, 2020 and December 31, 2019, respectively.

Note 6 – Leases

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

The implementation of the new standard resulted in the recognition of a right-of-use asset and lease liability of $4.3 million at the date of adoption, which is related to the Company’s lease of premises used in operations. The right-of-use asset and lease liability are included in other assets and other liabilities, respectively, in the Consolidated Balance Sheets.

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

At December 31, 2020, the Company had leased certain of its banking and operations offices, or the land on which such offices were built, under operating lease agreements on terms ranging from 1 to 10 years, most with renewal options. Each of the Company’s long-term lease agreements are classified as operating leases.  Certain of these leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably assured of being exercised.  The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.  Refer to Note 13 – Related Party Transactions for information regarding leasing transactions with related parties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present information about the Company’s leases (dollars in thousands):

	December 31, 2020	December 31, 2019
Lease liability	$3,589	$3,604
Right-of-use asset	$3,527	$3,576
Weighted average remaining lease term	5.16 years	5.04 years
Weighted average discount rate	2.54%	2.83%

Lease Expense	2020	2019
Operating lease expense	$857	$815
Short-term lease expense	114	137
Total lease expense	$971	$952
Cash paid for amounts included in lease liabilities	$824	$788

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Undiscounted Cash Flow	December 31, 2020
Twelve months ending December 31, 2021	$877
Twelve months ending December 31, 2022	839
Twelve months ending December 31, 2023	753
Twelve months ending December 31, 2024	544
Twelve months ending December 31, 2025	429
Thereafter	372
Total undiscounted cash flows	$3,814
Less: Discount	(225)
Lease liability	$3,589

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

Through the twelve months ended December 31, 2020, the Company recognized $90,000 in amortization expense from these identified intangible assets with a finite life. The net carrying value of $341,000 will be recognized as amortization expense in future reporting periods through 2026. The following shows the gross and net balance of these intangible assets as of December 31, 2020.

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Identified Intangible Assets
Non-Compete Agreement	$103	$103	$—
Customer Relationships Intangible	670	329	$341
Total Identified Intangible Assets	$773	$432	$341

As of December 31, 2020, the Company carried no contingent liability, as all five payments due to the Seller, as delineated in the Purchase Agreement, were paid, with the last annual payment paid from this liability in January 2020.

Note 8 – Deposits

At December 31, 2020, the scheduled maturities of time deposits are as follows:

2021	$81,568
2022	12,500
2023	2,717
2024	914
2025	1,403
$99,102

The aggregate amount of time deposits with a minimum balance of $250,000 was $34.7 million at December 31, 2020 and $38.4 million at December 31, 2019.

Included in the time deposits reported above are Certificate of Deposit Account Registry Service CDs, known as CDARSTM, whereby depositors can obtain FDIC deposit insurance on account balances of up to $50 million.  CDARSTM deposits totaled $8.5 million as of December 31, 2020 and $13.7 million as of December 31, 2019, all of which were reciprocal balances for the Bank’s customers.  In May 2018, the “Economic Growth, Regulatory Relief, and Consumer Protection Act” was enacted, which excluded reciprocal CDARS™ deposits for certain banks from brokered deposit treatment up to the lesser of $5 billion or 20% of a bank’s total liabilities.  Therefore, the Company’s CDARS™ reciprocal deposits as of December 31, 2020 and December 31, 2019 were not treated as brokered deposits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company implemented an Insured Cash Sweep® (ICS®) product during 2018.  At December 31, 2020, ICS® balances, included in demand deposit and money market account balances, were $28.0 million and $81.1 million, respectively.  At December 31, 2019, ICS® balances, included in demand deposit and money market account balances, were $19.3 million and $53.6 million, respectively.  Such balances were not treated as brokered deposits.

The company had no deposits to report as brokered deposits as of December 31, 2020 or December 31, 2019.

Deposit account overdrafts reported as loans totaled $169,000 and $197,000 at December 31, 2020 and December 31, 2019, respectively.

The Company has entered into deposit transactions with certain directors, principal officers and their affiliates (collectively referred to as “related party deposits”), all of which are under the same terms as other customers.  The aggregate amount of these related party deposits was $8.1 million and $15.4 million as of December 31, 2020 and December 31, 2019, respectively.

Note 9 - Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions.  FHLB borrowings are secured by the pledge of commercial real estate loans.  The Company had FHLB advances of $30,000,000 at December 31, 2020 maturing through 2025 that consisted of the following:

(dollars in thousands)	Year Ended December 31, 2020
Type	Maturity Date	Interest Rate	Advance Amount
Fixed Rate	July 8, 2021	0.3200%	$10,000
Fixed Rate	July 10, 2023	0.4680%	10,000
Fixed Rate	July 8, 2025	0.6595%	10,000
Total borrowings			$30,000

In addition to access to short-term borrowings from FHLB, the Company uses federal funds purchased for short-term borrowing needs.  Available borrowing arrangements maintained by the Bank include formal federal funds lines with four major correspondent banks.  There were no borrowings against the lines at December 31, 2020 or December 31, 2019.

The Company’s unused lines of credit for future borrowings total approximately $48.9 million at December 31, 2020, which consists of $7.9 million available from the FHLB and $41.0 million from third party financial institutions. Additional loans and securities are available that can be pledged as collateral for future borrowings from the Federal Reserve Bank of Richmond or the FHLB above the current lendable collateral value.

Information related to borrowings as of December 31, 2020 and 2019 is as follows:

(dollars in thousands)	2020	2019
FHLB advances	$30,000	$-
Total borrowings	$30,000	$-

Maximum amount at any month-end during the year	$40,000	$16,364
Annual average balance outstanding	$15,419	$3,417
Annual average interest rate paid	0.47%	2.58%
Annual interest rate at end of period	0.48%	-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Income Taxes

The Company files tax returns in the U.S. federal jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal tax examinations by tax authorities for years prior to 2017.

The Commonwealth of Virginia assesses a Bank Franchise Tax on banks instead of a state income tax. The Bank Franchise Tax expense is reported in noninterest expense, and the calculation of that tax is unrelated to taxable income.

Net deferred tax assets consist of the following components as of year-end:

(in thousands)	2020	2019
Deferred tax assets:
Allowance for loan losses	$1,146	$884
Non-accrual loan interest	2	4
Stock option/grant expense	52	20
Start-up expenses	39	43
Home equity closing costs	24	24
Deferred compensation expense	9	9
Goodwill and other intangible assets	11	12
Lease accounting standard	13	6
Securities available for sale unrealized loss	-	11
Depreciation	571	477
	$1,867	$1,490
Deferred tax liabilities:
Securities available for sale unrealized gain	388	-
Deferred loan costs	196	21
	584	21
Net deferred tax assets	$1,283	$1,469

The provision for income taxes charged to operations for years ended December 31, 2020 and December 31, 2019 consists of the following:

(in thousands)	2020	2019
Current tax expense	$2,279	$1,436
Deferred tax expense (benefit)	(214)	91
Provision for income taxes	$2,065	$1,527

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2020 and December 31, 2019 due to the following:

(dollars in thousands)	2020	2019
Federal statutory rate	21%	21%
Computed statutory tax expense	$2,109	$1,726
Increase (decrease) in tax resulting from:
Tax-exempt interest income	(100)	(62)
Tax-exempt income from Bank
Owned Life Insurance (BOLI)	(92)	(168)
Stock option/stock grant expense	18	10
Merger expenses	117	(15)
Other expenses	13	36
Provision for income taxes	$2,065	$1,527

Note 11 – Commitments and Contingent Liabilities

In the normal course of business, there are various outstanding commitments and contingent liabilities, which are not reflected in the accompanying consolidated financial statements. The Company does not anticipate any material loss as a result of these transactions.

As a member of the Federal Reserve System, the Company is required to maintain certain average clearing balances. Those balances include amounts on deposit with the Federal Reserve. For the final weekly reporting period in the years ended December 31, 2020 and December 31, 2019, no daily average required balances were required for either year.

Note 12 – Financial Instruments with Off-Balance Sheet Risk and Credit Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit, such as unfunded lines of credit and standby letters of credit. The Company also treats authorization limits for originating Automated Clearing House (“ACH”) transactions as commitments.  In addition to the amounts shown below, the Company has extended commitment letters at December 31, 2020 in the amount of $4.0 million to various borrowers.  At December 31, 2019, commitment letters totaled $14.4 million. Commitment letters are done in the normal course of business and typically expire after 120 days.  All of these off-balance-sheet instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet, although material losses are not anticipated.  The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The totals for financial instruments whose contract amount represents credit risk are shown below:

	Notional Amount
(in thousands)	December 31, 2020	December 31, 2019
Unfunded lines-of-credit	$101,389	$106,784
ACH	21,137	18,665
Letters of credit	5,586	5,351
Total	$128,112	$130,800

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

The Company has approximately $258,000 in deposits in other financial institutions in excess of amounts insured by the FDIC at December 31, 2020.

Note 13 – Related Party Transactions

From time to time, the Company and its subsidiaries have business dealings with companies owned by directors and beneficial shareholders of the Company.  Payments made to these companies that exceeded the disclosure threshold of $120,000 in 2020 are reported below.

In 2020 and 2019, leasing/rental expenditures of $511,000 and $500,000 respectively, (including reimbursements for taxes, insurance, and other expenses) were paid to an entity indirectly owned by a director of the Company.

Note 14 – Capital Requirements

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

With respect to the Bank, the “prompt corrective action” regulations, to be “well capitalized” under the revised regulations, a bank must have the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%. The Bank exceeds the thresholds to be considered well capitalized as of December 31, 2020.

The Bank’s capital ratios remained well above the levels designated by bank regulators as “well capitalized” at December 31, 2020.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that management believes have changed the institution’s category.

On September 17, 2019 the Federal Deposit Insurance Corporation finalized a rule that introduced an optional simplified measure of capital adequacy for qualifying community banking organizations, referred to as, the community bank leverage ratio (CBLR) framework, as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

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

The CBLR framework was available for banks to use in their March 31, 2020 Call Report and going forward.  The Bank decided not to opt into the CBLR framework.

The Bank calculates its regulatory capital under the Basel III regulatory capital framework. The table below summarizes the Bank’s regulatory capital and related ratios for the periods presented:

December 31, 2020					Minimum
(dollars in thousands)					To Be Well Capitalized
			Minimum Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk Weighted Assets)
Bank	$85,235	15.22%	$44,801	8.00%	$56,002	10.00%

Common Equity Tier 1 Capital
(To Risk Weighted Assets)
Bank	$79,750	14.24%	$25,201	4.50%	$36,401	6.50%

Tier 1 Capital
(To Risk Weighted Assets)
Bank	$79,750	14.24%	$33,601	6.00%	$44,801	8.00%

Tier 1 Capital
(To Average Assets)
Bank	$79,750	9.46%	$33,725	4.00%	$42,157	5.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019					Minimum
(dollars in thousands)					To Be Well Capitalized
			Minimum Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk Weighted Assets)
Bank	$79,058	14.98%	$42,225	8.00%	$52,781	10.00%

Common Equity Tier 1 Capital
(To Risk Weighted Assets)
Bank	$74,819	14.18%	$23,751	4.50%	$34,308	6.50%

Tier 1 Capital
(To Risk Weighted Assets)
Bank	$74,819	14.18%	$31,668	6.00%	$42,225	8.00%

Tier 1 Capital
(To Average Assets)
Bank	$74,819	10.73%	$27,891	4.00%	$34,864	5.00%

Note 15 – Dividend Restrictions

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

At December 31, 2020, the maximum amount of retained earnings available to the Bank for cash dividends to the Company was $15,609,000.
Note 16 – Fair Value Measurements

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present the balances measured at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2020 Using:
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government agencies	$25,305	$-	$25,305	$-
Mortgage-backed securities/CMOs	78,100	-	78,100	-
Municipal bonds	70,681	-	70,681	-
Total securities available for sale	$174,086	$-	$174,086	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements at December 31, 2019 Using:
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government agencies	$14,952	$-	$14,952	$-
Corporate bonds	7,469		7,469
Mortgage-backed securities/CMOs	71,732	-	71,732	-
Municipal bonds	19,888	-	19,888	-
Total securities available for sale	$114,041	$-	$114,041	$-

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Other real estate owned

Other real estate owned is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company (Level 2). If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the Allowance for Loan Losses. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the Consolidated Statements of Income. The Company had no OREO at December 31, 2020 or December 31, 2019.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses in the Consolidated Statements of Income.  The Company had $1.3 million and $2.5 million in impaired loans as of December 31, 2020 and December 31, 2019, respectively. All impaired loans were measured based on expected cash flows discounted at the loan’s effective interest rate, or fair value of collateral, as noted above.

ASC 825, “Financial Instruments,” requires disclosures about fair value of financial instruments for interim periods and excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The Company uses the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

		Fair Value Measurements at December 31, 2020 Using:
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$34,695	$34,695	$-	$-	$34,695
Available for sale securities	174,086	-	174,086	-	174,086
Loans, net	603,951	-	-	602,859	602,859
Bank owned life insurance	16,849	-	16,849	-	16,849
Accrued interest receivable	2,904	-	729	2,175	2,904

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$631,662	$-	$631,662	$-	$631,662
Certificates of deposit	99,102	-	99,580	-	99,580
Borrowings	30,000	-	30,000	-	30,000
Accrued interest payable	159	-	159	-	159

		Fair Value Measurements at December 31, 2019 Using:
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$19,085	$19,085	$-	$-	$19,085
Available for sale securities	114,041	-	114,041	-	114,041
Loans, net	535,324	-	-	523,507	523,507
Bank owned life insurance	16,412	-	16,412	-	16,412
Accrued interest receivable	2,240	-	385	1,855	2,240

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$511,933	$-	$511,933	$-	$511,933
Certificates of deposit	109,278	-	109,846	-	109,846
Accrued interest payable	295	-	295	-	295

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

Note 17 – Other Noninterest Expenses

The Company had the following other noninterest expenses as of the dates indicated:

(in thousands)	For the Year Ended December 31
	2020	2019
ATM, debit and credit card	$180	$190
Bank franchise tax	649	591
Computer software	579	529
Marketing, advertising and promotion	409	539
Professional fees	723	771
Other	2,308	2,065
	$4,848	$4,685

Note 18 – Employee Benefit Plans

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

The Company contributed $398,000 and $342,000 to the 401(k) plan in 2020 and 2019, respectively. These expenses represent the matching contribution by the Company.

Note 19 – Stock Incentive Plans

At the Annual Shareholders Meeting on May 21, 2014, shareholders approved the Virginia National Bankshares Corporation 2014 Stock Incentive Plan (“2014 Plan”). The 2014 Plan makes available up to 275,625 shares of the Company’s common stock, as adjusted by the 5% stock dividend effective July 5, 2019 (the “Stock Dividend”) and the 5% stock dividend effective April 13, 2018 (the “2018 Stock Dividend”), to be issued to plan participants. The 2014 Plan provides for granting of both incentive and nonqualified stock options, as well as restricted stock, unrestricted stock and other stock based awards. No new grants will be issued under the 2005 Plan as this plan has expired.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the shares issued and available under each of the Company’s stock incentive plans (the “Plans”) is shown below as of December 31, 2020. Share data and exercise price range per share have been adjusted to reflect the 2019 Stock Dividend and the 2018 Stock Dividend (collectively, “5% Stock Dividends”) and, with respect to the 2005 Plan, the 15% stock dividend effective June 30, 2011 (together with the 5% Stock Dividends, the “Stock Dividends”).  Although the 2005 Plan has expired and no new grants will be issued under this plan, there were shares issued before the plan expired which are still outstanding as shown below.

	2005 Plan	2014 Plan
Aggregate shares issuable	253,575	275,625
Options issued, net of forfeited and expired options	(59,831)	(146,506)
Unrestricted stock issued	-	(11,535)
Restricted stock grants issued	-	(26,268)
Cancelled due to Plan expiration	(193,744)	-
Remaining available for grant	-	91,316

Stock grants issued and outstanding:
Total vested and unvested shares	-	37,803
Fully vested shares	-	12,535

Option grants issued and outstanding:
Total vested and unvested shares	1,379	145,404
Fully vested shares	1,379	29,376

Exercise price range	$13.69 to $13.69	$23.75 to $42.62

The Company accounts for all of its stock incentive plans under recognition and measurement accounting principles which require that the compensation cost relating to stock-based payment transactions be recognized in the financial statements. Stock-based compensation arrangements for 2020 and prior years include stock options, unrestricted stock and restricted stock.  All stock-based payments to employees are required to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period.

Stock Options

Changes in the stock options outstanding related to all of the Plans are summarized below.

	December 31, 2020
(dollars in thousands except weighted average data)	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2020	80,783	$40.76	$51
Issued	66,000	24.64
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2020	146,783	$33.51	$184
Options exercisable at December 31, 2020	30,755	$40.28	$19

As no options were exercised during the year ended December 31, 2020, there was no intrinsic value for options exercised.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019, the Company recognized $124,000 and $97,000, respectively, in compensation expense for stock options. As of December 31, 2020, there was $396,000 in unrecognized compensation expense for stock options remaining to be recognized in future reporting periods through 2025.  The fair value of any option grant is estimated at the grant date using the Black-Scholes pricing model.  There were stock option grants of 66,000 and 12,420 shares, as adjusted to reflect the 5% Stock Dividends, issued during the years ended December 31, 2020 and 2019, respectively and the fair value on each option granted was estimated based on the assumptions noted in the following table:

	For the year ended	For the year ended
	December 31, 2020	December 31, 2019
Expected volatility[1]	22.97%	16.86%
Expected dividends[2]	5.00%	3.18%
Expected term (in years)[3]	6.50	6.50
Risk-free rate[4]	0.68%	1.56%

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

Summary information pertaining to options outstanding at December 31, 2020, as adjusted for Stock Dividends, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$13.69 to $20.00	1,379	2.1 Years	$13.69	1,379	$13.69
$20.01 to $30.00	67,103	9.5 Years	24.68	550	27.39
$30.01 to $40.00	20,820	8.2 Years	38.14	5,844	38.54
$40.01 to $42.62	57,481	7.4 Years	42.62	22,982	42.62
Total	146,783	8.4 Years	$33.51	30,755	$40.28

Stock Grants

Unrestricted stock grants – There were no unrestricted stocks grants awarded in 2020 and no expense associated with unrestricted stock grants in 2020. On February 20, 2019, a total of 11,535 shares of unrestricted stock, as adjusted for the 2019 Stock Dividend, were granted to non-employee directors and certain members of executive management for services to be provided during the year ended December 31, 2019.  The total expense for these shares of $425,000 was recognized in 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock grants – In September 2019, 4,000 shares of restricted stock were granted to certain members of executive management, vesting over a four-year period, with an associated expense of $12,000 taken in 2019. In March 2020, 10,368 restricted shares were granted to non-employee directors, vesting over a four-year period.  In April 2020, 1,900 shares were issued to lenders in accordance with an internal lender incentive plan, vesting over a five-year period, and in May 2020, 10,000 restricted shares were granted to certain members of executive management, vesting over a four-year period.  In 2020 restricted stock grants resulted in an associated expense of $140,000.   As of December 31, 2020, there was $556,000 in unrecognized compensation expense for restricted stock grants remaining to be recognized in future reporting periods through 2025.

	December 31, 2020
(dollars in thousands except weighted average data)	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2020	4,000	$36.00	$109
Issued	22,268	25.34	$605
Vested	(1,000)	36.00	(27)
Nonvested at December 31, 2020	25,268	$26.60	$686

The weighted average period over which nonvested restricted stock grants are expected to be recognized is 1.8 years.

Note 20 – Net Income per Share

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the following table, share and per share data have been adjusted to reflect the 2019 Stock Dividend. The table shows the weighted average number of shares used in computing net income per common share and the effect on the weighted average number of shares of diluted potential common stock for the years ended December 31, 2020 and 2019.  Potential dilutive common stock equivalents have no effect on net income available to the Company’s shareholders.  The weighted average shares below as of December 31, 2020 and December 31, 2019 include 19,603 and 4,000 shares, respectively, of restricted stock that have not yet vested. The recipients of nonvested restricted shares have full voting and dividend rights.

(dollars in thousands)	Net Income	Weighted Average Shares	Per Share Amount
December 31, 2020
Basic net income per share	$7,978	2,707,877	$2.94
Effect of dilutive stock options		690	-
Diluted net income per share	$7,978	2,708,567	$2.94

December 31, 2019
Basic net income per share	$6,689	2,686,866	$2.49
Effect of dilutive stock options		3,111	-
Diluted net income per share	$6,689	2,689,977	$2.49

In 2020 and 2019, stock options representing 145,404 and 78,301 average shares, respectively, were not included in the calculation of net income per share, as their effect would have been antidilutive.

Note 21 – Other Comprehensive Income

A component of the Company’s comprehensive income, in addition to net income from operations, is the recognition of the realized gains and losses on AFS securities, net of income taxes.  Reclassifications of unrealized gains and losses on AFS securities are reported in the income statement as “Gains (losses) on sales and calls” of securities with the corresponding income tax effect reflected as a component of income tax expense.  Amounts reclassified out of accumulated other comprehensive income (loss) are presented below:

(in thousands)	December 31, 2020	December 31, 2019
Available-for-sale securities:
Realized gains on sales and calls of securities	$743	$74
Tax effect	(156)	(16)
Realized gains, net of tax	$587	$58

Note 22 – Segment Reporting

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A management fee for administrative and technology support services provided by the Bank is allocated to the non-bank segments.  For both the years ended December 31, 2020 and 2019, management fees of $100,000 were charged to the non-bank segments and eliminated in consolidated totals.

Segment information for the years ended December 31, 2020 and 2019 is shown in the following tables. Note that asset information is not reported below, as the assets of Sturman Wealth Advisors and VNB Trust

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

& Estate Services are reported at the Bank level; also, assets specifically allocated to the lines of business other than the Bank are insignificant and are no longer provided to the chief operating decision maker.

2020 (in thousands)	Bank	Sturman Wealth Advisors	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$23,879	$-	$-	$-	$23,879
Provision for loan losses	1,622	-	-	-	1,622
Noninterest income	4,629	700	825	411	6,565
Noninterest expense	16,492	639	891	757	18,779
Income before income taxes	10,394	61	(66)	(346)	10,043
Provision for income taxes	2,138	13	(14)	(72)	2,065
Net income (loss)	$8,256	$48	$(52)	$(274)	$7,978

2019 (in thousands)	Bank	Sturman Wealth Advisors	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$21,924	$-	$-	$-	$21,924
Provision for loan losses	1,375	-	-	-	1,375
Noninterest income	3,231	605	1,284	431	5,551
Noninterest expense	15,427	591	1,170	696	17,884
Income before income taxes	8,353	14	114	(265)	8,216
Provision for income taxes	1,555	3	24	(55)	1,527
Net income (loss)	$6,798	$11	$90	$(210)	$6,689

Note 23– Condensed Parent Company Financial Statements

Condensed financial statements pertaining only to the Parent Company are presented below. The investment in subsidiary is accounted for using the equity method of accounting.

Cash dividend payments authorized by the Bank’s Board of Directors were paid to the Parent Company in 2020 and 2019, totaling $4.4 million and $3.4 million, respectively.

The payment of dividends by the Bank is restricted by various regulatory limitations. Banking regulations also prohibit extensions of credit to the parent company unless appropriately secured by assets. For more detail on dividends, see Note 15 – Dividend Restrictions.

Condensed Parent Company Only

BALANCE SHEETS
	December 31, 2020	December 31, 2019
ASSETS	(in thousands)
Cash and due from banks	$1,691	$1,256
Investment securities	64	65
Investments in subsidiaries	81,455	75,365
Other assets	249	262
Total assets	$83,459	$76,948

LIABILITIES & SHAREHOLDERS' EQUITY
Other liabilities	$861	$841
Stockholders' equity	82,598	76,107
Total liabilities and stockholders' equity	$83,459	$76,948

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF INCOME
	For the years ended
	December 31, 2020	December 31, 2019
	(in thousands)
Dividends from subsidiary	$4,400	$3,400
Noninterest expense	1,171	842
Income before income taxes	$3,229	$2,558
Income tax (benefit)	(164)	(162)
Income before equity in undistributed earnings of subsidiaries	$3,393	$2,720
Equity in undistributed earnings of subsidiaries	4,585	3,969
Net income	$7,978	$6,689

Condensed Parent Company Only (Continued)

STATEMENTS OF CASH FLOWS
	For the years ended
	December 31, 2020	December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES	(in thousands)
Net income	$7,978	$6,689
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(4,585)	(3,969)
Deferred tax expense	28	(16)
Stock option & stock grant expense	264	534
Decrease (increase) in other assets	(16)	(64)
Increase (decrease) in other liabilities	14	3
Net cash provided by operating activities	3,683	3,177

CASH FLOWS FROM INVESTING ACTIVITIES
Capital contribution to subsidiary	-	(20)
Net cash used in investing activities	-	(20)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercised	-	102
Cash payment for stock dividend fractional shares	-	(5)
Dividends paid	(3,248)	(3,144)
Net cash used in financing activities	(3,248)	(3,047)

NET INCREASE IN CASH AND CASH EQUIVALENTS	435	110

CASH AND CASH EQUIVALENTS
Beginning of period	1,256	1,146
End of period	$1,691	$1,256

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

Item 9A.	CONTROLS AND PROCEDURES.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. This assessment was based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) on May 14, 2013.  Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Item 9B.	OTHER INFORMATION.

None

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Information is incorporated by reference to the information that appears under the headings “Proposal 1 – Election of Directors,” “Related Person Transactions and Other Information,” “Executive Compensation – Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Information about the Board of Directors and Board Committees” contained in the Company’s Definitive Proxy Statement to be used in connection with the Company’s 2021 Annual Meeting of Shareholders (“Definitive Proxy Statement”).

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

Other than as set forth below, this information is incorporated by reference from Note 19, “Stock Incentive Plans,” in the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data of this Form 10-K and from the “Beneficial Ownership of Company Common Stock” section of the Company’s Definitive Proxy Statement.

The following table summarizes information, as of December 31, 2020, relating to the Company’s Stock Incentive Plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	146,783	$33.51	91,316
Total	146,783	$33.51	91,316

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information is incorporated by reference from the “Information about the Board of Directors and Board Committees” and “Related Person Transactions and Other Information” sections of the Company’s Definitive Proxy Statement. For further information, see Note 13 of the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data in this Form 10-K.

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

The following documents are files as part of this report:

(a)(1)Financial Statements

The following consolidated financial statements and reports of independent registered public accountants of the Company are in Part II, Item 8. Financial Statements and Supplementary Data:

(i)	Consolidated Balance Sheets – December 31, 2020 and December 31, 2019
(ii)	Consolidated Statements of Income – Years ended December 31, 2020 and December 31, 2019
(iii)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2020 and December 31, 2019
(iv)	Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2020 and December 31, 2019
(v)	Consolidated Statements of Cash Flows – Years ended December 31, 2020 and December 31, 2019
(vi)	Notes to Consolidated Financial Statements

(a)(2)Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated statements or notes thereto.

(a)(3)Exhibit Index:

Exhibit Number	Description of Exhibit

2.1

Agreement and Plan of Reorganization, dated as of September 30, 2020, between Virginia National Bankshares Corporation and Fauquier Bankshares, Inc. (incorporated by reference to Exhibit 2.1 to Virginia National Bankshares Corporation’s  Form 8-K filed with the SEC on October 2, 2020).

3.1

Articles of Incorporation of Virginia National Bankshares Corporation, as amended and restated (incorporated by reference to Exhibit 3.1 to Virginia National Bankshares Corporation’s Pre-effective Amendment No. 1 to Form S-4 Registration Statement filed with the Securities and Exchange Commission on April 12, 2013).

3.2

Bylaws of Virginia National Bankshares Corporation, as amended and restated (incorporated by reference to  Exhibit 3.2  of Virginia National Bankshares Corporation’s Current Report on Form- 8-K filed with the Securities and Exchange Commission on March 30, 2020).

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

10.4

Form of Amended and Restated Management Continuity Agreement executed September  28, 2020 between Virginia National Bankshares Corporation and each of Glenn W. Rust, Virginia R. Bayes, Tara Y. Harrison and Donna G. Shewmake (incorporated by reference to Exhibit 10.1 to Virginia National Bankshares Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2020).

21.0

Subsidiaries of the Registrant (refer to Item 1. Business, beginning on page 5 of this Form 10-K Report for a discussion of Virginia National Bankshares Corporation’s direct and indirect subsidiaries).

31.1	302 Certification of Principal Executive Officer

31.2	302 Certification of Principal Financial Officer

32.1	906 Certification

101.0 104

Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline eXtensible Business Reporting Language (Inline XBRL), (i) the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019, (ii) the Consolidated Statements of Income for the years ended December 31, 2020 and December 31, 2019, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2020 and December 31, 2019, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for years ended December 31, 2020 and December 31, 2019, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2020 and December 31, 2019, and (vi) the Notes to Consolidated Financial Statements (furnished herewith), tagged as blocks of text and including detailed tags.

Cover page interactive data file (embedded with the Inline XBRL document)

Item 16.	Form 10-K Summary.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

VIRGINIA NATIONAL BANKSHARES CORPORATION

/s/ Tara Y. Harrison
Tara Y. Harrison
Executive Vice President & Chief Financial Officer
Date: March 19, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 19, 2021.

Signatures	Title

/s/ H. K. Benham, III	Director
H. K. Benham, III

s/ Steven W. Blaine	Director
Steven W. Blaine
/s/ Hunter E. Craig	Director
Hunter E. Craig

/s/ William D. Dittmar, Jr.	Chairman of the Board
William D. Dittmar, Jr.

/s/ Tara Y. Harrison	Executive Vice President & Chief Financial Officer
Tara Y. Harrison	(principal financial and accounting officer)

/s/ James T. Holland	Director
James T. Holland

/s/ Linda M. Houston	Director
Linda M. Houston

/s/ Susan King Payne	Director
Susan King Payne

/s/ Glenn W. Rust	President & Chief Executive Officer and Director
Glenn W. Rust	(principal executive officer)

/s/ Gregory L. Wells	Director
Gregory L. Wells

/s/ Bryan D. Wright	Director
Bryan D. Wright