Form 10-K/A
period 2020-12-31
Virginia National Bankshares Corp
filed 2021-05-04
CIK 1572334

O

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40305

VIRGINIA NATIONAL BANKSHARES CORPORATION

(Exact name of Registrant as specified in its Charter)

Virginia	46-2331578
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
404 People Place Charlottesville, VA	22911
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (434) 817-8621

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	VABK	The Nasdaq Capital Market

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

EXPLANATORY NOTE

Virginia National Bankshares Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (together with the Form 10-K/A, the “Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2021. The purpose of this Form 10-K/A is solely to disclose the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K, which information was previously omitted in reliance on General Instruction G(3) to Form 10-K. Accordingly, the Company hereby amends and replaces in its entirety Part III of the Form 10-K.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV has been amended to include the currently dated certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. New certifications of the Company’s principal executive officer and principal financial officer are filed with this Form 10-K/A as Exhibits 31.3 and 31.4 hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is not including a new certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

Except as described above, this Form 10-K/A does not amend any other information set forth in the Form 10-K, and the Company has not updated disclosures included therein to reflect any subsequent events. This Form 10-K/A should be read in conjunction with the Form 10-K and with the Company’s filings with the SEC subsequent to the Form 10-K.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors

The business and affairs of the Company are managed under the direction of the Company’s Board of Directors (the “Board”) in accordance with the Virginia Stock Corporation Act and the Company’s articles of incorporation and bylaws. Members of the Company’s Board are kept informed of the Company’s business through discussions with the Chairman of the Board, the President and Chief Executive Officer and other officers, by reviewing materials provided to them and by participating in meetings of the Company’s Board and its committees.

The following biographies of the nominees standing for election contain information regarding the person’s business experience, public company director positions held currently or at any time during the last five years, and the experiences, qualifications, attributes and/or skills that caused the Board of Directors to determine the person should serve as a director of the Company.  Unless otherwise noted, the person has held their current position for at least five years.  All nominees also serve on the board of directors of Virginia National Bank.

John B. Adams, Jr., 76, serves as non-executive vice chairman of the Company and Virginia National Bank. Mr. Adams also serves as president and chief executive officer of Bowman Companies, Inc., primarily a family real estate holding company, and was a director of Universal Corporation, a publicly traded company headquartered in Richmond, Virginia, from 2003 to 2018. He was president and chief executive officer of A. Smith Bowman Distillery from 1989 to 2003. Mr. Adams served as chairman of The National Theatre in Washington, D.C. for 25 years and has served on the foundation boards of several higher education institutions. As a result of his various leadership roles, Mr. Adams brings to the Board valuable insight and business acumen, along with significant business expertise. Prior to joining the Company and Virginia National Bank boards in April 2021, Mr. Adams served as a director of Fauquier Bankshares and The Fauquier Bank from 2002 to March 2021. He was chairman of Fauquier Bankshares and The Fauquier Bank from 2010 to March 2021.

Steven W. Blaine, 63, is an attorney in Charlottesville, Virginia, primarily practicing in business and real estate law. He is currently Of Counsel with Woods Roger, PLC. Prior to joining Woods Rogers in August 2019, Mr. Blaine was a partner with LeClairRyan since 1999 and was a partner of McGuireWoods LLP prior to that. As a practicing attorney, Mr. Blaine provides more than 36 years of experience as a corporate and transactional attorney. He also provides valuable insight into the local real estate economy and brings his legal perspective to bear in matters related to the Company. Mr. Blaine has served as a director of the Company since its incorporation in 2013 and a director of Virginia National Bank since its formation in 1998.

Marc J. Bogan, 54, is President and Chief Executive Officer of Virginia National Bank.  Mr. Bogan has over 30 years of experience in the financial services industry. He served as president and chief executive officer of Fauquier Bankshares and The Fauquier Bank from 2016 to March 2021. He served as president and chief operating officer of New Dominion Bank in Charlotte, North Carolina from 2011 until 2016. Mr. Bogan was executive vice president, chief operating officer and chief retail officer for Ameris Bank, a four-state community bank based in Georgia, from 2008 to 2011, and was coastal regional executive – Eastern South Carolina for Ameris Bank from 2006 to 2008. Prior to joining Ameris Bank in 2006, Mr. Bogan held several senior management positions with Bank of America and South Carolina Bank and Trust. Mr. Bogan brings to the Board significant management experience in diverse areas such as retail and commercial banking, private wealth management, information technology, operations, treasury services and mortgage banking. Prior to joining the Company and Virginia National Bank boards in April 2021, Mr. Bogan served as a director of Fauquier Bankshares and The Fauquier Bank from 2016 to March 2021.

Kevin T. Carter, 55, is the managing director for Lansdowne Resort in Leesburg, Virginia.  Mr. Carter formerly served as the president of Guests, Inc., a full service hotel management company headquartered in Strasburg, Virginia, from October 2016 to December 2020 and served as the managing director for the Airlie Foundation from November 2000 to October 2016.  He has been in the hospitality field for 40 years serving, on the management teams of some of the country’s most notable properties including the U.S. Grant Hotel, Intercontinental Hotel San Diego, Rancho Valencia Resort, Kiawah Island Resort, Bald Head Island Resort and The Founders Inn.  Mr. Carter is currently serving as a member of the town council for Warrenton, Virginia and has served on several boards, including Fauquier Hospital & Health System and the Path Foundation.  Through his personal community involvement and his professional experience, Mr. Carter provides the Board with significant market knowledge and financial management skills.  Prior to joining the Company and Virginia National Bank boards in April 2021, Mr. Carter served as a director of Fauquier Bankshares and The Fauquier Bank from 2016 to March 2021.

Hunter E. Craig, 60, is president of Hunter E. Craig Co., a residential, commercial and industrial property company. Since 1991, Mr. Craig has been a principal real estate broker with Georgetown Real Estate. Mr. Craig is involved in various business activities and civic organizations in the Charlottesville, Virginia area. As a lifelong resident of Charlottesville and a co-founder of Virginia National Bank, Mr. Craig provides a deep knowledge of local business conditions and has extensive community contacts. Mr. Craig has served as a director of the Company since 2020.  He was a co-founder of Virginia National Bank and served as a director since its formation in 1998.

William D. Dittmar, Jr., 68, serves as the non-executive chairman of the Company and Virginia National Bank.  Mr. Dittmar is the managing member of Enterprise Properties, LLC in Charlottesville, Virginia, which is the parent company for various real estate and commercial property subsidiaries, as well as other investments. In addition to his extensive business background as a corporate executive, real estate executive and project manager, Mr. Dittmar is also well-versed in economic issues. Mr. Dittmar has served as a director of the Company since its incorporation in 2013 and a director of Virginia National Bank since its formation in 1998.

Randolph D. Frostick, 64, is an attorney practicing primarily civil litigation involving real estate, commercial leasing, construction, business, and trust and estate matters. He is currently Of Counsel to Vanderpool, Frostick and Nishanian, P.C., a law firm located in Manassas, Virginia, which focuses primarily on civil litigation, business, employment, real estate transactions, financing, land use and development.  Mr. Frostick co-founded the firm and was a shareholder, director, and officer of the law firm until 2020.  Mr. Frostick has 39 years of experience as a civil trial attorney. In addition to practicing law, Mr. Frostick is actively involved in commercial leasing in Manassas, Virginia.  Mr. Frostick brings to the Board insightful knowledge and valuable business expertise. Prior to joining the Company and Virginia National Bank boards in April 2021, Mr. Frostick served as a director of Fauquier Bankshares and The Fauquier Bank from 2009 through March 2021.

James T. Holland, 80, is a business consultant, author and civic volunteer. He was the president, chief executive officer and a director of O’Sullivan Corporation, a publicly traded manufacturing company based in Winchester, Virginia, before retiring in 1999. Prior to that, Mr. Holland was a financial consultant and project manager for Booz Allen Hamilton, a national consulting firm.  Early in his career, he served in junior management positions in a regional bank. Mr. Holland has executive management and board experience, including prior service on bank boards.  He is a former chairman and board member of a regional hospital system and a former chairman of the Virginia Business Council.  Mr. Holland has served as a director of the Company since its incorporation in 2013 and a director of Virginia National Bank since 2013.

Linda M. Houston, 63, retired, was employed with Merrill Lynch/Bank of America Corporation from 1987 to May 2017. From 2011 to 2017, Ms. Houston served as managing director/division executive. Her prior roles with Merrill Lynch included head of Global Wealth and Investment Management Diversity and Inclusion Council, regional managing director, national marketing and sales manager, and managing director/market executive. Ms. Houston has extensive experience in wealth and investment management, compliance and compensation practices. Ms. Houston has served as a director of the Company and Virginia National Bank since 2018.

Jay B. Keyser, 64, as served as the chief executive of the William A. Hazel Family Office since 2015.  He is also the manager of various real estate ventures and trustee of multiple trusts relating to the Hazel family.  He currently serves on the board and was the chief executive officer of William A. Hazel, Inc., a site construction company headquartered in Chantilly, Virginia, from June 2008 to December 2014.  Mr. Keyser had served for 25 years in various capacities, including chief financial officer, of this construction entity.  He received his Certified Public Accountant certification in 1982 and is a member of the American Institute of Certified Public Accountants and the Virginia Society of CPAs. Mr. Keyser brings vast business and financial management knowledge and experience to the Board. Prior to joining the Company and Virginia National Bank boards in April 2021, Mr. Keyser served as a director of Fauquier Bankshares and The Fauquier Bank from 2009 to March 2021.

Glenn W. Rust, 65, is president and chief executive officer of the Company, as well as a managing partner of both Masonry Capital and Masonry Capital GP, LLC. He also served as the president and chief executive officer of Virginia National Bank from 2006 to March 2021.  He has over 48 years of experience in financial services, technology and network systems design, security, corporate restructuring and government infrastructure analysis. He served as a substantial expert on internet security and banking while working with National Infrastructure Advisory Council shortly after the September 11, 2001 attacks.  Prior to joining Virginia National Bank in 2006, he held various executive management positions at Texas Commerce Bank, Chemical Bank, J.P. Morgan, Chase and Sterling Bank. Mr. Rust brings wide-ranging executive bank management experience to the Company, as well as expertise in successfully managing growth opportunities. Mr. Rust also serves on the board of, and provides advice and strategic counsel to, several charitable organizations in the Charlottesville, Houston and Washington, D.C. areas. Mr. Rust has served as a director of the Company since its incorporation in 2013, and a director of Virginia National Bank since 2006.

Sterling T. Strange, III, 60, is president and chief executive officer of The Solution Design Group, Inc., an information technology software firm to the public sector and higher education industries, located in Warrenton, Virginia and Orlando, Florida. Prior to founding The Solution Design Group, Inc. in 2004, Mr. Strange was president and founder of Decision Support Technologies, Inc., a transportation software company that provided solutions and services to over 100 airports and seaports worldwide. Mr. Strange has served in senior management positions in both private and public companies for over 30 years. He provides valuable entrepreneurial experience and financial management expertise to the Board. Prior to joining the Company and Virginia National Bank boards in April 2021, Mr. Strange served as a director of Fauquier Bankshares and The Fauquier Bank from 2007 to March 2021.

Gregory L. Wells, 64, retired, was the chief executive officer of ACAC Fitness and Wellness Centers from 2006 until 2020. ACAC has operations in Charlottesville and Richmond, Virginia, in West Chester, Pennsylvania, and in Baltimore and Germantown, Maryland. He also served as a board member of PT@ACAC, a joint venture between Legacy Management, Inc. and Sentara Martha Jefferson Hospital. Prior to joining ACAC in 2006, he was the chief executive officer and an owner of Mailing Services of Virginia in Charlottesville and held executive positions with the former Centel Corporation. Mr. Wells has experience in leading companies of various sizes, including responsibilities for finance, strategic planning, operations, business development, marketing and human resources. Mr. Wells has served as a director of the Company since its incorporation in 2013 and a director of Virginia National Bank since 2012.

Executive Officers Who Are Not Directors

Name (Age)	Information about Executive Officers
Virginia R. Bayes (60)	Chief Credit Officer and Executive Vice President of Virginia National Bank. Ms. Bayes joined the Bank in 1998 and was named an executive officer in January 2011.
Donna G. Shewmake (60)

General Counsel, Executive Vice President and Corporate Secretary of the Company and Virginia National Bank.  Ms. Shewmake joined the Bank in June 2008 as General Counsel and Executive Vice President, and was named Secretary and an executive officer in May 2009.

Tara Y. Harrison (52)

Chief Financial Officer and Executive Vice President of the Company and Virginia National Bank.  Ms. Harrison joined the Bank in October 2016 and was named Chief Financial Officer and Executive Vice President in February 2017.  From January 2015 to October 2016, Ms. Harrison was an independent consultant, providing accounting, auditing, risk management and financial reporting advice.  She served as Director of Internal Audit for StellarOne Corporation from 2004 to 2014.  Ms. Harrison’s other experience includes serving as Chief Financial Officer of Guaranty Financial Corporation, as Director of Finance and Controller for Comdial Corporation, and as Senior Audit Manager for Deloitte & Touche, LLP.

Committees of the Board

The Board of Directors has standing audit, compensation and corporate governance committees.

Audit and Compliance Committee.  The directors currently serving on the Audit Committee are Messrs. Keyser (chair), Blaine, Craig, Strange and Wells.  The primary function of the Audit Committee is to direct and monitor the internal audit and control functions and to select the Company’s independent registered public auditing firm.  Using the independence definitions and corporate governance requirements of Nasdaq (the “Nasdaq Standard”), the Board of Directors has determined that each member of the Committee is “independent” under the Nasdaq Standard.  The Board has also determined that Mr. Keyser is an “audit committee financial expert.”  The Audit Committee met four times during 2020.  The charter of the Audit and Compliance Committee is on the Company’s Investor Relations website at www.vnbcorp.com in the “Corporate Overview” section under “Governance Documents.”

Joint Compensation Committee (“Compensation Committee").  The directors currently serving on the Joint Compensation Committee of the Company and the Bank are Messrs. Adams (chair), Blaine, Carter and Wells, and Ms. Houston.  Each current member of this Committee is “independent” under the Nasdaq Standard.  The primary function of the Compensation Committee is to review and make recommendations to the Board of Directors with respect to director compensation and the Company’s executive compensation and compensation policies, and to administer the Company’s stock incentive plans.  The Compensation Committee met two times during 2020.  The charter of the Compensation Committee is on the Company’s Investor Relations website at www.vnbcorp.com in the “Corporate Overview” section under “Governance Documents.”

Corporate Governance Committee.  The directors currently serving on the Corporate Governance Committee are Messrs. Holland (chair), Blaine, Bogan, Dittmar, Frostick and Strange, and Ms. Houston.  The primary function of the Corporate Governance Committee is to make recommendations to the full Board of Directors on matters of corporate governance, including the independence of directors and nominees.  This Committee has no regular meeting schedule, but generally meets in the first quarter of each year to review and make recommendations to the Board regarding independence of directors, and is otherwise available to address corporate governance matters with respect to which the full Board requests guidance.  The Corporate

Governance Committee met two times during 2020.  The charter of the Corporate Governance Committee is on the Company’s Investor Relations website at www.vnbcorp.com in the “Corporate Overview” section under “Governance Documents.”

Nominating Procedures

The Company’s Board of Directors does not currently have a standing nominating committee.  The entire Board is involved in identifying nominee candidates, and the Corporate Governance Committee assists with determining independence and/or performing other duties as may be requested.  Any nominees for director must be recommended for the Board’s selection by independent directors constituting a majority of the Board’s independent directors, subject to Section 2.6 of the Company’s Bylaws.

In terms of the qualifications for nominees, the Board considers a number of factors, based on a matrix developed by the Board, in the context of the perceived needs of the Board at that point in time to complement the existing board composition.  Although the Board has not adopted a formal policy relating to diversity, the Board considers a number of diverse attributes, characteristics, experiences and skills including, but not limited to:  board and management experience; business and professional expertise; geographic representation and community involvement in the Company’s market area; business and other relationships with the Company and its subsidiaries; independence; potential competition or other conflicts with the Company’s business; gender; race; and availability to attend Board meetings.  A nominee candidate must also complete a questionnaire designed to gather information required to be disclosed in the proxy statement as a nominee and other information about the candidate’s background and experience.

While the Board has not established any formal policies for consideration of director candidates recommended by shareholders, nominations of persons for election to the Board may be made at an annual meeting by a shareholder in accordance with the Company’s Bylaws.

Other

Mr. Craig was the manager of an entity at the time a special receiver was appointed in 2011 to operate the entity’s condominiums.

Delinquent Section 16(a) Reports

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, each of the Company’s directors, executive officers and persons who own more than 10% of the Company’s securities is required to file reports of ownership and changes in ownership of the Company’s securities with the Securities and Exchange Commission (the “SEC”) and to provide copies of such reports to the Company.  To the Company’s knowledge, based solely on a review of the information and reports furnished to the Company, the Company believes that all reporting persons timely filed all reports required under Section 16(a) during 2020 except that the Form 3 filed on behalf of Mr. Craig, a director, was not filed timely by the Company’s staff.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all the directors, officers and employees of the Company and its subsidiaries, including the Company’s principal executive officer and principal financial officer.  The Company’s Code of Ethics is available on the Company’s Investor Relations website at www.vnbcorp.com in the “Corporate Overview” section under “Governance Documents.”

Item 11.	EXECUTIVE COMPENSATION.

Executive Officers

Mr. Rust, Mr. Bogan, Ms. Bayes, Ms. Shewmake and Ms. Harrison are the “executive officers” of the Company. The executive officers identified in the “Summary Compensation Table” on page 14 are referred to as “named executive officers.”

Executive Compensation Discussion

Philosophy and Objectives of the Company’s Compensation Program.  The Board believes compensation of its executive officers should reflect and support the Company’s strategic and financial performance goals, the primary goal being the creation of long-term value for the shareholders of the Company, while protecting the interests of the depositors of the Bank.

The Compensation Committee is tasked with reviewing and making recommendations regarding the Company’s executive compensation policies to ensure they are (i) competitive, (ii) performance-based, and (iii) consistent with the Company’s annual and long-term business objectives.  The Compensation Committee is also responsible for administering the Company’s stock incentive plans.

The Compensation Committee specifically reviews and makes recommendations to the Board regarding the compensation of the President and Chief Executive Officer (“CEO”) of the Company and its affiliates based on reasonableness, competitiveness and relationship to performance.  In determining the compensation to recommend for the CEO, the Compensation Committee reviews the overall financial performance of the Company relative to the performance of peer and comparable banks and bank holding companies, as well as the CEO’s performance against standards previously established by the Compensation Committee.  The Compensation Committee considers whether the cash compensation and the stock incentive awards made to him bear a reasonable relationship to the compensation paid to the chief executive officers of comparable banks and bank holding companies and is consistent with the desire of the Compensation Committee to offer appropriate performance incentives to the CEO and to motivate him to remain at the Company.  In 2019, the Compensation Committee recommended, based on the CEO’s performance in 2018, that (a) his salary be increased to $385,000, (b) he be given a $125,000 bonus, and (c) he receive incentive stock options for 12,000 shares vesting in equal annual installments over five years.  In 2020, the Compensation Committee recommended, based on the CEO’s performance in 2019, that (a) his salary be increased to $387,000, (b) he be given a $120,000 bonus, and (c) he receive incentive stock options for 26,000 shares vesting in equal annual installments over five years.  The Board approved the Compensation Committee’s recommendations in both 2019 and 2020, and the salary increases were effective during those years.

Starting in 2021, the CEO of the Company will make recommendations to the Compensation Committee regarding the compensation of the other executive officers of the Company.  For 2019 and 2020, however, the CEO established the compensation for the other named executive officers and Ms. Harrison. The compensation of the Company’s named executive officers is designed to be competitive with the Company’s peers and reflective of the level of responsibility and performance of the executive officer.  The philosophy behind the compensation program is to provide both cash compensation, in the form of salaries and bonuses, as well as stock incentives, in an effort to promote an ownership mentality among the executive officers and other key individuals within the Company and its affiliates.

During 2019 and 2020, no compensation consultants were engaged or used by the Compensation Committee, the Board of Directors or management with respect to executive compensation.  The Compensation Committee and management do use certain compensation surveys available from various organizations.

Composition of Compensation.  There are four primary components of executive compensation, as follows:  base salary; cash bonuses and short-term cash incentive compensation; stock option grants or other stock awards under the Company’s stock incentive plans; and benefits.

Base Salary.  Base salary provides competitive levels of compensation to executives, in accordance with their experience, duties and responsibilities.  Base salaries are necessary to recruit and retain executives, and base salary adjustments are reflective of an individual’s performance or changed responsibilities.

Cash Bonuses; Short-Term Incentive Compensation.  Cash bonuses and other cash short-term incentive compensation are designed to align the interests of executive officers with the Company’s shareholders by rewarding officers based on the performance of the Company.  The Company does not have a formal short-term incentive compensation program at this time; accordingly, such bonuses and compensation are discretionary and subject to Board approval.

Stock Option Grants and Other Stock Incentive Awards.  Periodically, stock option grants, restricted and unrestricted stock grants, or other awards under the Company’s stock incentive plans may be awarded to executive officers and others within the Company and its affiliates whose performance is critical to the ongoing success of the Company.  Stock options that have been granted have a ten-year term and typically vest evenly over a four-year or five-year period.  All outstanding options have an exercise price equal to the closing price of the Company’s common stock on the date of the grant.  The Company may also grant stock, restricted stock or other stock awards, which may vest immediately or over time.  The actual value that may be realized by an option holder or by the recipient of a stock grant or other stock incentive award is tied to the appreciation of the Company’s common stock, thereby aligning the option holders’ or recipients’ interests with those of the Company’s other shareholders.

In addition to the stock option grant awarded to Mr. Rust in 2019 and 2020, each of the other named executive officers received (a) 1,000 unrestricted shares of stock in February 2019, (b) 1,000 shares of restricted stock granted in September 2019 with a four-year vesting schedule, (c) 2,500 shares of restricted stock granted in May 2020 with a four-year vesting schedule, and (d) incentive stock options for 10,000 shares granted in September 2020 with a five -year vesting schedule. Outstanding stock options and restricted stock granted to the named executive officers in 2020 and certain prior years are included on page 15 in “Outstanding Equity Awards at Fiscal Year-End 2020,” which have been adjusted, as applicable, for the 5% percent stock dividend issued to all shareholders of record as of April 3, 2018 (the “2018 5% Stock Dividend”) and/or the 5% stock dividend issued on July 5, 2019 to all shareholders of record on June 26, 2019 (the “2019 5% Stock Dividend”).

Benefits.

401(k) Profit Sharing Plan.  The Company has a 401(k) plan available to all employees who are at least 18 years of age. Employees are able to elect the amount to contribute, not to exceed a maximum amount as determined by IRS regulations.  The Company matches 100% of the first 6% of employee contributions. “Vesting” refers to the rights of ownership to the assets in the 401(k) accounts.  Matching contributions, as well as employee contributions, are fully vested immediately.

Health and Welfare Benefits.  The Company also offers health and welfare benefits to the executive officers and others within the Company, including medical, dental and vision insurance, group term life insurance, disability insurance and flexible spending accounts.

Split-Dollar Life Insurance.  The Company has certain split-dollar insurance or bank-owned life insurance (“BOLI”) arrangements with each named executive officer and certain other senior officers of the Company and/or its subsidiaries.  Under these BOLI arrangements, the Company is the owner of, and pays all premiums for, insurance policies on an officer’s life.  Upon the death of the insured officer, a portion of the death benefit will be paid to beneficiary(ies) designated by the officer, subject to the terms and restrictions of the split-dollar endorsement agreement between the officer and the Company, and the balance is paid to the Company.

Perquisites.  Perquisites may be granted to executive officers and other employees, after proper consideration of the business need.  Perquisites may include memberships in local clubs and the provision of a bank-owned automobile, automobile allowance or limited reimbursement toward the purchase of a personal automobile that will be primarily used for Company business.  All perquisites represent a very small portion of the Company’s compensation program, and those for the named executive officers are disclosed according to regulations in the “Summary Compensation Table” on page 14.

Executive and Change in Control Arrangements.  The Company entered into an amended and restated management continuity agreement ta “Management Continuity Agreement”) with each of Mr. Rust, Ms. Bayes, Ms. Harrison and Ms. Shewmake on September 28, 2020.

Under the terms of each Management Continuity Agreement, in event of a “change in control” (as defined in the agreement) of the Company, the Company or its successor is required to continue to employ each executive officer for a period of two years following the date of the change in control with commensurate authority, responsibilities, compensation and benefits for that period. If, within six months prior to a change in control of the Company or during the above-described employment period, an executive officer’s employment terminates without “cause” or for “good reason” (each as defined in the agreement), such executive officer is entitled to receive (i) a lump sum cash payment equal to two times the sum of (A) the executive officer’s annual base salary in effect at termination, plus (B) the average annual bonus paid or payable to the executive officer for the two most recently completed years, plus (C) any amounts contributed by the executive officer during the most recently completed year pursuant to a salary reduction agreement or any other program that provides for pre-tax salary reductions or compensation deferrals; (ii) continuation of employee welfare benefits for up to 18 months following the date of termination; and (iii) a lump sum cash payment equal to the Company’s contributions to the executive officer’s account in the Company’s sponsored 401(k) plan for the two-year period prior to termination of employment. The severance benefits will be reduced to the extent necessary to avoid the imposition of the golden parachute excise taxes under Section 4999 of the Internal Revenue Code.  Each Management Continuity Agreement also provides that any incentive based compensation or award an executive officer receives will be subject to clawback by the Company as may be required by applicable law or stock exchange listing requirement and on such basis as the Board determines, but in no event with a look-back period of more than two years, unless required by applicable law or stock exchange listing requirements.

As defined in each Management Continuity Agreement, the term “change in control” includes, among other things, the acquisition by any person or group of 30% or more of the Company’s outstanding shares of common stock (excluding issuances directly from the Company), individuals who serve on the Board (including successors whose nominations were approved by at least two-thirds of the Board) cease to constitute a majority of the Board, certain merger transactions, and the consummation of a sale of all or substantially all of the Company’s assets.  The merger of Fauquier Bankshares into the Company is a “change in control” under each Management Continuity Agreement.

Each of Mr. Rust, Ms. Bayes, Ms. Harrison and Ms. Shewmake is also a party to a Non-Disclosure, Non-Solicitation and Non-Competition Agreement (a “Non-Competition Agreement”) with Virginia National Bank on May 18, 2020 pursuant to which each of the executive officers has agreed (a) to protect and not disclose the confidential and proprietary information of Virginia National Bank or its affiliates, (b) for a period of 12 months following the termination of the executive officer’s employment for any reason, not to solicit the customers or employees of Virginia National Bank or its affiliates, or to provide services or interfere with customers of Virginia National Bank or its affiliates, and (c) for a period of three months following the voluntary termination of the executive officer’s employment for any reason or involuntary termination of executive officer’s employment for “cause” (as defined in the agreement), not to engage in any activity or work that competes with the business of Virginia National Bank or its affiliates that is the same or substantially similar to services previously provided by the executive officer within a 30-mile radius of his/her office location, or within any other office location where the executive officer worked within the previous 12 months.  Under the terms of each Management Continuity Agreement, the provisions of the Non-Competition Agreements will survive termination of the executive officer’s employment except the non-competition provisions will not apply after the executive officer ceases to be employed by Virginia National following a change in control unless the executive officer is entitled to receive severance benefits provided under the Management Continuity Agreement in connection with termination of his/her employment without cause or for good reason.

Employment Agreement with Mr. Bogan.  The Company entered into an employment agreement with Mr. Bogan that became effective on April 1, 2021, pursuant to which he serves as President and Chief Executive Officer of Virginia National Bank until April 1, 2023.

Mr. Bogan’s employment agreement provides that he will receive an annual base salary to be determined by the Company in accordance with its salary administration program, with the initial base salary of approximately $348,130.  Mr. Bogan’s base salary will be reviewed annually and will be subject to adjustment by the Board with recommendation from the Compensation Committee, provided that any downward adjustment may only be made in connection with a general reduction of base salary that affects all senior officers of the Company.  Mr. Bogan’s employment agreement provides opportunities for short- and long-term cash and equity incentive opportunities and certain other benefits, including an automobile allowance and reimbursement of business and relocation expenses.

Mr. Bogan’s employment agreement further provides that, if Mr. Bogan is not promoted to Chief Executive Officer of the Company on or before the first anniversary of the effectiveness of the merger Fauquier Bankshares into the Company (April 1, 2022) but remains employed by the Company on that date, Mr. Bogan will receive a lump sum payment of $475,000 within 30 days of such first anniversary.

Further, if Mr. Bogan is either (i) not promoted to Chief Executive Officer of the Company on or before the second anniversary of the effective date of the merger but remains employed by the Company on that date, or (ii) Mr. Bogan is promoted to Chief Executive Officer within two years following the effective date of the merger (April 1, 2023), then he will be offered an agreement, which will be effective no later than the earlier of the day following the second anniversary of the effectiveness of the merger or the date he is promoted to Chief Executive Officer, as may be applicable, providing for benefits on a change in control of the Company in an amount no less favorable than those provided to the then-serving Chief Executive Officer of the Company.

If, prior to being promoted to Chief Executive Officer of the Company or otherwise entering into the change in control agreement described in the preceding paragraph, Mr. Bogan is terminated without “cause” or resigns for “good reason” (as those terms are defined in the employment agreement), he will receive the sum of (i) any accrued but unpaid base salary, unreimbursed expenses and such employee benefits (including equity compensation) to which he is entitled, (ii) the amount, if any, of any earned but unpaid incentive or bonus compensation with respect to any completed calendar year immediately preceding the date of termination, (iii) the product of the annual cash bonus paid or payable for the most recently completed year and a fraction, the numerator of which is the number of days in the current year through the date of termination and the denominator of which is 365, and (iv) any benefits or awards (including cash and stock components) which pursuant to the terms of any plans, policies or programs have been earned or become payable, but which have not been paid. Unless otherwise specified in the employment agreement, such benefits will be paid in a lump sum within 10 days following the effective date of the release (described below).

Further, he will receive an amount equal to 2.99 times the sum of (i) his base salary in effect at the date of termination, and (ii) his highest annual cash bonus paid or payable for the two most recently completed years. This severance benefit will be paid to Mr. Bogan in a lump sum cash payment within 30 days after the effective date of the release (described below).  In addition, if he elects coverage under the

Consolidated Omnibus Reconciliation Act of 1985, as amended (“COBRA”), Mr. Bogan will be entitled to a reimbursement of the difference between the monthly COBRA premium amount paid by Mr. Bogan for him and his eligible dependents and the monthly premium paid by the Company for similarly situated active employees, provided that such benefits will not extend beyond the 18-month period permitted by COBRA.

Mr. Bogan’s entitlement to the foregoing severance payments is subject to his execution of a release and waiver of claims against the Company and its affiliates.

Mr. Bogan executed the Company’s standard non-disclosure, non-solicitation and non-competition agreement except that the non-competition period may be up to 24 months following termination of employment depending upon the circumstances of his termination.  For a description of this agreement, see the language regarding the Non-Competition Agreement in “Executive Compensation – Executive and Change in Control Arrangements.”

Under the employment agreement with Mr. Bogan, if the payments and benefits under the employment agreement, together with other payments and benefits he has received or may have the right to receive, on account of a change in control would subject Mr. Bogan to the excise tax imposed under Section 4999 of the Internal Revenue Code, then the payments and benefits shall be reduced by the Company to the minimum extent necessary so that none of the payments or benefits are subject to the excise tax, provided that no such reduction shall be made if Mr. Bogan’s net after-tax benefit, assuming no reduction, exceeds by $25,000 or more the net after-tax benefit assuming such reduction is made.

Under the employment agreement with Mr. Bogan, he will generally have “good reason” to terminate his employment if the Company assigns duties inconsistent with his position, authority, duties or responsibilities without his prior consent; takes action that results in a substantial reduction in his status including a diminution in position, authority, duties or responsibilities; moves his primary office outside of the city of Charlottesville, Virginia or Albemarle County, Virginia, unless either the Company or Virginia National Bank moves its principal executive offices to such other place; fails to comply with any material term of the agreement; or fails to nominate him for election to the Company’s Board of Directors. Under the employment agreement, except for the diminution of Mr. Bogan’s position because of the merger of Fauquier Bankshares, good reason to terminate employment would not exist unless Mr. Bogan has notified the Company of the condition giving rise to good reason, the Company has failed to remedy the condition, and Mr. Bogan terminates employment within 90 days of the initial occurrence of the condition giving rise to good reason.  For good reason due to the diminution of Mr. Bogan’s position because of the Fauquier Bankshares merger, good reason will apply provided Mr. Bogan provides written notice to the Company at least 30 days prior to his termination date.

Under the employment agreement with Mr. Bogan, termination for “cause” would generally include Mr. Bogan’s failure to perform material duties or responsibilities or failure to follow reasonable instructions or policies; conviction of, indictment for or entry of a guilty plea or plea of no contest with respect to a felony or misdemeanor involving moral turpitude, misappropriation or embezzlement of funds or property; fraud or dishonesty with respect to the Company; breach of fiduciary duties owed to the Company; breach of a material term of the agreement or material violation of applicable policies, codes and standards of behavior; or conduct reasonably likely to result in material injury to the Company. Under the employment agreement, and except in cases involving irreparable injury, the Company would not have cause to terminate Mr. Bogan’s employment unless the Company has notified him of the acts constituting “cause” and he has failed to remedy them.

Summary Compensation Table

The following table sets forth, for the periods indicated, certain information concerning the compensation of the named executive officers.

Name and Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (2)	All Other Compensation (3)	Total
Glenn W. Rust President and Chief Executive Officer (Principal Executive Officer)	2020 2019	$386,750 $377,083	$120,000 $125,000	- -	$78,390 $46,428	$54,615 $46,278	$639,755 $594,789
Virginia R. Bayes Chief Credit Officer and Executive Vice President, Virginia National Bank	2020 2019	$263,951 $248,842	- -	$62,092 $75,558	$21,260 -	$18,600 $17,075	$365,903 $341,475
Donna G. Shewmake General Counsel, Executive Vice President and Secretary	2020 2019	$256,111 $242,003	-	$62,092 $75,558	$21,260 -	$18,875 $16,734	$358,308 $334,295

(1)

Stock awards consist of unrestricted stock granted in 2019, as well as restricted stock granted in both 2019 and 2020 that vests over a four-year period, as described in the following table.  The value indicated is the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718.  Assumptions utilized in such valuation estimates are described in Note 19 – Stock Incentive Plans, in the notes to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

(2)

The value included in the table above is the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  The fair value of option grants are estimated at the grant date using the Black-Scholes pricing model.  Assumptions utilized in such valuation estimates are described in Note 19 – Stock Incentive Plans, in the notes to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  The details of the option awards are outlined in the following table.  The agreements for options granted to Mr. Rust contain a tax gross-up payment equal to 25% of the amount determined by multiplying (a) the difference between (i) the fair market value of the Company’s common stock on the exercise date and (ii) the exercise price, by (b) the number of shares exercised.

(3)

Consists of the Company’s contribution to the 401(k) plan account of the named executive officers during the years mentioned, as well as term life, disability and bank-owned life insurance premiums paid by the Company for the benefit of the named executive officers; and gross-ups or other amounts reimbursed for the payment of taxes. For Mr. Rust, this also includes expenses related to club memberships, use of a bank-owned automobile, information technology and health/wellness benefits.

Outstanding Equity Awards at Fiscal Year-End 2020

The following table provides certain information on unexercised options and restricted stock held by each of the named executive officers as of December 31, 2020.  There were no other equity awards outstanding to the named executive officers.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($) (1)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)
Glenn Rust	1,379	-	$13.69	02/19/2023	-	-
Glenn Rust (2)	3,360	5,040	$39.52	04/18/2028	-	-
Glenn Rust (3)	2,400	9,600	$37.25	10/15/2029	-	-
Glenn Rust (4)	-	26,000	$26.00	03/24/2030	-	-
Virginia Bayes (5)	2,240	3,308	$42.62	05/16/2028	750	$20,363
Virginia Bayes (6)	-	10,000	$23.75	09/22/2030	2,500	$67,875
Donna Shewmake (5)	2,240	3,308	$42.62	05/16/2028	750	$20,363
Donna Shewmake (6)	-	10,000	$23.75	09/22/2030	2,500	$67,875

(1)	The number of securities underlying options and the option exercise price per share have been adjusted for the 2018 5% Stock Dividend and/or the 2019 5% Stock Dividend, as applicable.
(2)	Options vest in five equal annual installments beginning April 19, 2019.
(3)	Options vest in five equal annual installments beginning October 16, 2020.
(4)	Options vest in five equal annual installments beginning March 25, 2021.
(5)	Options vest in five equal annual installments beginning May 17, 2019, and restricted stock vests in four equal annual installments beginning September 6, 2020.
(6)	Options vest in five equal annual installments beginning September 23, 2021, and restricted stock vests in four equal annual installments beginning May 18, 2021.

Compensation of Directors

The following table provides information concerning the compensation of non-employee directors of the Company who served at any time during 2020 for service on the boards and board committees of the Company and the Bank and for consulting services provided to the Company or the Bank.  Mr. Rust is an employee director and does not receive separate compensation for serving on the Board.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	All Other Compensation (2)	Total
H. K. Benham, III	$30,000	$29,952	-	$ 59,952
Steven W. Blaine	$30,000	$29,952	-	$ 59,952
Hunter E. Craig	$30,000	$29,952	-	$ 59,952
William D. Dittmar, Jr.	$30,000	$29,952	-	$ 59,952
James T. Holland	$30,000	$29,952	$ 36,000	$ 95,952
Linda M. Houston	$30,000	$29,952	$100,000	$159,952
Susan K. Payne	$30,000	$29,952	-	$ 59,952
Gregory L. Wells	$30,000	$29,952	-	$ 59,952
Bryan D. Wright	$30,000	$29,952	-	$ 59,952

(1)

The value included in the table above is the aggregate grant date fair value computed in accordance the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“FASB’s ASC Topic 718”).  Each non-employee director received a grant of 1,152 restricted shares in 2020.  As of December 31, 2020, each director held unexercised options for 3,937 shares and had a total of 2,120 restricted shares.

(2)

During 2020, (a) Mr. Holland received $36,000 from the Company’s affiliate(s) to assist with business development efforts in the Winchester market, and (b) Ms. Houston received $100,000 for consulting services provided to the Company’s wealth management businesses.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

BENEFICIAL OWNERSHIP OF COMPANY COMMON STOCK

The Company is not aware of any persons who beneficially owned more than five percent (5%) of the Company’s common stock as of April 21, 2021.

The following table sets forth certain information concerning beneficial ownership of the Company’s common stock, as of April 21, 2021, by each director, nominee and named executive officer and by all directors, nominees and executive officers as a group.

	Shares of Common Stock Beneficially Owned
Name	Number of Shares (1)		Percent of Class
John B. Adams, Jr.	18,534		*
Virginia R. Bayes	15,282	(2)	*
Steven W. Blaine	8,544		*
Marc J. Bogan	14,879	(2)	*
Kevin T. Carter	5,160		*
Hunter E. Craig	233,118	(3)	4.40%
William D. Dittmar, Jr.	206,430		3.89%
Randolph D. Frostick	7,077		*
James T. Holland	21,060	(2)	*
Linda M. Houston	5,696	(2)	*
Jay B. Keyser	7,590	(4)	*
Glenn W. Rust	45,534		*
Donna G. Shewmake	11,603		*
Sterling T. Strange	6,678		*
Gregory L. Wells	12,177		*

Directors and Executive Officers as a Group (16 persons)	630,085		11.80%

_______________

*	Represents less than one percent of the Company’s common stock outstanding as of April 21, 2021.
(1)

All shares reported are held with sole investment power and sole voting power except as noted.  Number of shares reported includes shares that may be acquired within 60 days through the exercise of stock options granted under the Company’s incentive stock option plans as follows:  Ms. Bayes, 3,307; Mr. Blaine, 2,362; Mr. Craig, 2,362; Mr. Dittmar, 2,362; Mr. Holland, 2,362; Ms. Houston, 2,362; Mr. Rust, 14,019; Ms. Shewmake, 3,307; and Mr. Wells, 2,362.

(2)

Includes shares held with shared voting and investment power with a spouse or shares held by a spouse as follows: Ms. Bayes, 126 shares; Mr. Bogan, 2,153 shares; Mr. Holland, 1,774 shares; and Ms. Houston, 926 shares.

(3)  227,407 of the shares owned by Mr. Craig are pledged.

(4)  Includes 5,668 shares held in Mr. Keyser’s revocable trust, over which Mr. Keyser shares voting and investment power with his spouse.

Other than as set forth below, this information is incorporated by reference from Note 19, “Stock Incentive Plans,” in the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data of the Form 10-K and from the “Beneficial Ownership of Company Common Stock” section of the Company’s Definitive Proxy Statement.

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

Transactions with Related Parties

Certain of the Company’s directors and officers, and certain immediate family members and/or associated entities, are customers of the Company’s affiliates and have had transactions in the ordinary course of business with the affiliates, including loan, deposit, asset management, leases and other transactions.  All such banking transactions have been on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons, and did not involve more than a normal risk of collection or present any unfavorable features for the bank.  All credit transactions involving officers and directors are reviewed and approved pursuant to the Bank’s established underwriting procedures, and all credit transactions involving executive officers and directors, and/or entities with which such persons are associated, are reported to the board of directors of the Bank.

The Company had business dealings or entered into non-banking transactions with directors of the Company or with entities in which a director or principal shareholder is owner, principal or has a beneficial interest of 10% or more since January 1, 2019.  The Company has not adopted a formal written policy that covers the review and approval of director and other related person transactions by the Board; however, the Board, as a matter of practice, reviews all such significant transactions for approval.  All such dealings and transactions have been on substantially the same terms as those prevailing at the time for comparable business dealings and transactions with unrelated persons.  From January 1, 2020 through April 15, 2021, Virginia National Bank made lease and other payments of $450,510 (which included reimbursements for taxes and insurance of $30,227) to or for the benefit of Pantops Park, LLC, of which William D. Dittmar, Jr., chairman of the Virginia National Board, is the manager and indirect owner, under a ground lease executed in 2005.  During 2019, Virginia National Bank made lease and other payments of $420,526 (which included reimbursements for taxes and insurance of $29,984) to or for the benefit of Pantops Park, LLC. The Company has engaged in non-banking transactions with other related persons of the Company; however, the amount of such payments did not exceed the disclosure threshold of $120,000.

Independence of Directors

Using the Nasdaq Standard, the Board has determined that the following 10 of the 13 current directors, all of whom are also nominees, are independent:  Ms. Houston, and Messrs. Adams, Blaine, Carter, Craig, Frostick, Holland, Keyser, Strange and Wells.  The Board considered the consulting fees paid to Ms. Houston and Mr. Holland.  Mr. Dittmar is not independent because lease payments made by the Bank to an entity for which Mr. Dittmar is the manager and indirect owner, as described above under “Transactions with Related Partied” would be considered compensation in excess of Nasdaq limits.  Mr. Rust and Mr. Bogan, who serve as executive officers of the Company, are not independent.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company and its affiliates incurred the fees and out-of-pocket expenses shown in the table below for audit and other professional services provided by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm for the Company for or during the fiscal years ended December 31, 2020 and December 31, 2019.

Description	2020	2019
Audit Fees (1)	$145,955	$152,912
Audit-related Fees (2)	9,600	10,097
Tax Fees (3)	11,287	10,480
Total Fees	$166,842	$173,489

(1)	Audit fees: Audit and review services and review of documents filed with the SEC, and in 2019 the attestation report on internal controls under SEC rules.
(2)	Audit‐related fees: Consist of the audit of the Bank’s 401(k) Plan, as well as research and consultation on various accounting and disclosure matters.
(3)	Tax fees: Preparation of federal and state income tax returns and tax related matters.

In every case, the scope of all audit services and permissible non-audit services provided by Yount, Hyde & Barbour, P.C. was pre-approved by the Company’s Audit Committee.

Yount, Hyde & Barbour, P.C. has advised the Company that neither it, nor any of its members, has any direct financial interest or material indirect financial interest in the securities of the Company, or any connection with the Company in the capacity of promoter, underwriter, voting trustee, director, officer or employee.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description of Exhibit

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

3.2

Bylaws of Virginia National Bankshares Corporation, as amended and restated (incorporated by reference to  Exhibit 3.2  of Virginia National Bankshares Corporation’s Current Report on Form- 8-K filed with the Securities and Exchange Commission on April 1, 2020).

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

10.3	Virginia National Bankshares Corporation 2014 Stock Incentive Plan (filed herewith).

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

10.5

Employment Agreement, dated September 30, 2020 and effective April 1, 2021, by and among Virginia National Bankshares Corporation, Virginia National Bank and Marc J. Bogan (incorporated by reference to Exhibit 10.4 to Virginia National Bankshares Corporation’s Registration Statement on Form S-4 filed on December 4, 2020).

21.0

Subsidiaries of Virginia National Bankshares Corporation (incorporated by reference to Exhibit 21.0 to Virginia National Bankshares Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 19, 2021).

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to Virginia National Bankshares Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 19, 2021).

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to Virginia National Bankshares Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 19, 2021).

31.3	Certification of Chief Executive Officer pursuant to Rule 13-a14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.4	Certification of Chief Financial Officer pursuant to Rule 13-a14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	906 Certification (incorporated by reference to Exhibit 32.1 to Virginia National Bankshares Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 19, 2021).

101.0

Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline eXtensible Business Reporting Language (Inline XBRL),  (i) the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019, (ii) the Consolidated Statements of Income for the years ended December 31, 2020 and December 31, 2019, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2020 and December 31, 2019, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for years ended December 31, 2020 and December 31, 2019, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2020 and December 31, 2019, and (vi) the Notes to Consolidated Financial Statements (furnished herewith), tagged as blocks of text and including detailed tags (incorporated by reference to Exhibit 101.0 to Virginia National Bankshares Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 19, 2021).

104	Cover page interactive data file (embedded with the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

VIRGINIA NATIONAL BANKSHARES CORPORATION

/s/ Tara Y. Harrison
Tara Y. Harrison
Executive Vice President & Chief Financial Officer
Date: May 4, 2021