Form 10-Q
period 2021-03-31
Virginia National Bankshares Corp
filed 2021-05-10
CIK 1572334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of May 7, 2021, the registrant had 5,305,270 shares of common stock, $2.50 par value per share, outstanding.

VIRGINIA NATIONAL BANKSHARES CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31, 2021	December 31, 2020*
ASSETS	(Unaudited)
Cash and due from banks	$17,407	$8,116
Federal funds sold	77,089	26,579
Securities:
Available for sale, at fair value	173,088	174,086
Restricted securities, at cost	2,653	3,010
Total securities	175,741	177,096
Loans	621,068	609,406
Allowance for loan losses	(5,615)	(5,455)
Loans, net	615,453	603,951
Premises and equipment, net	5,104	5,238
Bank owned life insurance	16,956	16,849
Goodwill	372	372
Other intangible assets, net	324	341
Accrued interest receivable and other assets	9,957	9,868
Total assets	$918,403	$848,410
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest-bearing	$248,212	$209,772
Interest-bearing	162,218	148,910
Money market and savings deposit accounts	292,886	272,980
Certificates of deposit and other time deposits	100,844	99,102
Total deposits	804,160	730,764
Advances from the FHLB	30,000	30,000
Accrued interest payable and other liabilities	4,231	5,048
Total liabilities	838,391	765,812

Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, $2.50 par value, 2,000,000 shares authorized, no shares outstanding	-	-
Common stock, $2.50 par value, 10,000,000 shares authorized; 2,728,327 (including 36,179 nonvested) shares issued and outstanding as of March 31, 2021 and 2,714,273 (including 25,268 nonvested) shares issued and outstanding as of December 31, 2020	6,730	6,722
Capital surplus	32,559	32,457
Retained earnings	42,650	41,959
Accumulated other comprehensive income (loss)	(1,927)	1,460
Total shareholders' equity	80,012	82,598
Total liabilities and shareholders' equity	$918,403	$848,410

*	Derived from audited Consolidated Financial Statements

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	For the three months ended
	March 31, 2021	March 31, 2020
Interest and dividend income:
Loans, including fees	$5,938	$5,871
Federal funds sold	12	85
Investment securities:
Taxable	507	509
Tax exempt	176	75
Dividends	34	24
Total interest and dividend income	6,667	6,564

Interest expense:
Demand and savings deposits	377	695
Certificates and other time deposits	280	494
Repurchase agreements and other borrowings	36	-
Total interest expense	693	1,189
Net interest income	5,974	5,375
Provision for loan losses	351	765
Net interest income after provision for loan losses	5,623	4,610

Noninterest income:
Wealth management fees	329	310
Advisory and brokerage income	191	178
Royalty income	5	47
Deposit account fees	160	179
Debit/credit card and ATM fees	154	157
Earnings/increase in value of bank owned life insurance	107	107
Fees on mortgage sales	-	47
Gains on sales of securities	-	53
Loan swap fee income	15	509
Other	78	82
Total noninterest income	1,039	1,669

Noninterest expense:
Salaries and employee benefits	2,402	2,424
Net occupancy	495	452
Equipment	116	131
Data processing	289	301
Merger expenses	278	-
Other	1,201	1,235
Total noninterest expense	4,781	4,543

Income before income taxes	1,881	1,736
Provision for income taxes	376	332
Net income	$1,505	$1,404
Net income per common share, basic	$0.55	$0.52
Net income per common share, diluted	$0.55	$0.52

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	For the three months ended
	March 31, 2021	March 31, 2020
Net income	$1,505	$1,404

Other comprehensive income (loss)

Unrealized losses on securities, net of tax of ($900) for the three months ended March 31, 2021; and net of tax of ($109) for the three months ended March 31, 2020	(3,387)	(406)

Reclassification adjustment for realized gains on sales of securities, net of tax of ($0) for the three months ended March 31, 2021; and net of tax of ($11) for the three months ended March 31, 2020	—	(42)

Total other comprehensive loss	(3,387)	(448)

Total comprehensive (loss) income	$(1,882)	$956

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Dollars in thousands, except per share data)

(Unaudited)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2019	$6,720	$32,195	$37,235	$(43)	$76,107
Stock option expense	-	24	-	-	24
Restricted stock grant expense	-	15	-	-	15
Cash dividends declared ($0.30 per share)	-	-	(811)	-	(811)
Net income	-	-	1,404	-	1,404
Other comprehensive loss	-	-	-	(448)	(448)
Balance, March 31, 2020	$6,720	$32,234	$37,828	$(491)	$76,291

Balance, December 31, 2020	$6,722	$32,457	$41,959	$1,460	$82,598
Exercise of stock options	1	14	-	-	15
Stock option expense	-	34	-	-	34
Restricted stock grant expense	-	61	-	-	61
Vested stock grants	7	(7)	-	-	-
Cash dividends declared ($0.30 per share)	-	-	(814)	-	(814)
Net income	-	-	1,505	-	1,505
Other comprehensive loss	-	-	-	(3,387)	(3,387)
Balance, March 31, 2021	$6,730	$32,559	$42,650	$(1,927)	$80,012

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the three months ended
	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,505	$1,404
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	351	765
Net amortization and accretion of securities	241	103
Net gains on sale of securities	-	(53)
Earnings on bank owned life insurance	(107)	(107)
Amortization of intangible assets	17	40
Deferred tax	25	-
Depreciation and other amortization	476	518
Stock option expense	34	24
Stock grant expense, restricted	61	15
Net change in:
Accrued interest receivable and other assets	586	(205)
Accrued interest payable and other liabilities	(3)	387
Net cash provided by operating activities	3,186	2,891

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in restricted investments	358	(53)
Purchases of available for sale securities	(7,974)	(7,109)
Proceeds from maturities, calls and principal payments of available for sale securities	4,443	13,112
Proceeds from sales of available for sale securities	—	5,366
Net increase in organic loans	(17,745)	(20,641)
Net decrease in purchased loans	5,892	5,945
Cash payment for wealth management book of business	-	(50)
Purchase of bank premises and equipment	(142)	(89)
Net cash used in investing activities	(15,168)	(3,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, and money market accounts	71,654	21,467
Net increase (decrease) in certificates of deposit and other time deposits	1,742	(7,542)
Proceeds from stock options exercised	15	-
Cash dividends paid	(1,628)	(808)
Net cash provided by financing activities	71,783	13,117
NET INCREASE IN CASH AND CASH EQUIVALENTS	$59,801	$12,489

CASH AND CASH EQUIVALENTS:
Beginning of period	$34,695	$19,085
End of period	$94,496	$31,574

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$702	$1,215

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized losses on available for sale securities	$(4,287)	$(568)

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2021

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

The preparation of financial statements in conformity with GAAP and the reporting guidelines prescribed by regulatory authorities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses (including impaired loans), other-than-temporary impairment of securities, intangible assets, and fair value measurements. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2020. If needed, certain previously reported amounts have been reclassified to conform to current period presentation. No such reclassifications were significant.

Merger with Fauquier Bankshares, Inc.

On April 1, 2021, the Company completed its merger with Fauquier Bankshares, Inc. (“Fauquier”).  The merger of Fauquier with and into the Company (the “Merger”) was effected pursuant to the terms and conditions of the Agreement and Plan of Reorganization, dated as of September 30, 2020, between the Company and Fauquier, and a related Plan of Merger (together, the “Merger Agreement”).

Pursuant to the Merger Agreement, holders of shares of Fauquier common stock received 0.675 shares of the Company’s common stock for each share of Fauquier common stock held immediately prior to the effective date of the Merger, plus cash in lieu of fractional shares. Each share of the Company’s common stock outstanding immediately prior to the Merger remained outstanding and was unaffected by the Merger.

Shortly after the effective time of the Merger, The Fauquier Bank, Fauquier’s wholly-owned bank subsidiary, was merged with and into Virginia National Bank, the Company’s wholly-owned bank subsidiary, with Virginia National Bank surviving.

The first quarter balance sheet and financial results of the Company do not include the financial position or results of Fauquier.  At March 31, 2021, Fauquier had total assets of $911.3 million, net loans of $616.4 million and total deposits of $817.5 million.

Recent Accounting Pronouncements

Financial Instruments – Credit Losses In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASUs 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03.  These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters.  Smaller reporting companies who file with the U.S. Securities and Exchange Commission (“SEC”), such as the Company, and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements.  Early in 2017, the Company formed a cross-functional steering committee, including some members of senior management, to provide governance and guidance over the project plan.  The Company is capturing the additional loan data which is anticipated to be needed for this calculation.  The extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time.  Upon adoption, the impact to the allowance for credit losses (currently allowance for loan losses) will have an offsetting one-time cumulative-effect adjustment to retained earnings.

Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin (“SAB”) 119.  SAB 119 updated portions of SEC interpretative guidance to align with FASB Accounting Standards Codification (“ASC”) 326, “Financial Instruments – Credit Losses.”  It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

LIBOR and Other Reference Rates In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022.  Subsequently, in January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.  The Company has identified all loans that are directly or indirectly impacted by LIBOR.  The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

Recently Adopted Accounting Developments

Accounting for Income Taxes In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes.”  The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects.  ASU 2019-12 was effective for the Company on January 1, 2021.  The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.

Nonrefundable Fees and Other Costs In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable fees and Other Costs.” This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. ASU 2020-08 was effective for the Company on January 1, 2021. The adoption of ASU 2020-08 did not have a material impact on the Company’s consolidated financial statements.

CARES Act In December 2020, the Consolidated Appropriates Act of 2021 (“CAA”) was passed.  Under Section 541 of the CAA, Congress extended or modified many of the relief programs first created by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), including the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”)

and treatment of certain loan modifications related to the COVID-19 pandemic. The adoption of the CARES Act had no material impact on the Company’s consolidated financial statements.   See further discussion of PPP loans and loan modifications in Notes 3 and 4 of the notes to the Consolidated Financial Statements.

Note 2.  Securities

The amortized cost and fair values of securities available for sale as of March 31, 2021 and December 31, 2020 were as follows (dollars in thousands):

March 31, 2021		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$33,471	$-	$(910)	$32,561
Mortgage-backed securities/CMOs	72,795	443	(910)	72,328
Municipal bonds	69,261	585	(1,647)	68,199
Total Securities Available for Sale	$175,527	$1,028	$(3,467)	$173,088

December 31, 2020		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$25,496	$7	$(198)	$25,305
Mortgage-backed securities/CMOs	77,438	844	(182)	78,100
Municipal bonds	69,303	1,499	(121)	70,681
Total Securities Available for Sale	$172,237	$2,350	$(501)	$174,086

As of March 31, 2021, there were $130.7 million, or 80 issues of individual securities, held in an unrealized loss position.  These securities have an unrealized loss of $3.5 million and consisted of 29 mortgage-backed/collateralized mortgage obligations (“CMOs”), 34 municipal bonds, and 17 agency bonds.

The following table summarizes all securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, at March 31, 2021, and December 31, 2020 (dollars in thousands):

March 31, 2021
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$30,561	$(910)	$—	$—	$30,561	$(910)
Mortgage-backed/CMOs	52,510	(910)	—	—	52,510	(910)
Municipal bonds	46,852	(1,632)	750	(15)	47,602	(1,647)
	$129,923	$(3,452)	$750	$(15)	$130,673	$(3,467)

December 31, 2020
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$19,298	$(198)	$—	$—	$19,298	$(198)
Mortgage-backed/CMOs	24,523	(182)	—	—	24,523	(182)
Municipal bonds	21,501	(121)	—	—	21,501	(121)
	$65,322	$(501)	$—	$—	$65,322	$(501)

The Company’s securities portfolio is primarily made up of fixed rate bonds, the prices of which move inversely with interest rates.  Any unrealized losses are considered by management to be driven by increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  At the end of any accounting period, the portfolio may have both unrealized gains and losses.  Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality.  Accordingly, as of March 31, 2021, management believes the impairments detailed in the table above are temporary, and no impairment loss has been realized in the Company’s consolidated income statement.

An “other-than-temporary impairment” (“OTTI”) is considered to exist if either of the following conditions are met: it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or the Company does not expect to recover the security’s entire amortized cost basis (even if the Company does not intend to sell).  In the event that a security would suffer impairment for a reason that was “other than temporary,” the Company would be expected to write down the security’s value to its new fair value, and the amount of the write down would be included in earnings as a realized loss.  As of March 31, 2021, management has concluded that none of its investment securities have an OTTI based upon the information available.  Additionally, management has the ability to hold any security with an unrealized loss until maturity or until such time as the value of the security has recovered from its unrealized loss position.

Securities having carrying values of $5.9 million at March 31, 2021 were pledged as collateral to secure public deposits and facilitate borrowing from the Federal Reserve Bank of Richmond (“FRB”).  At December 31, 2020, securities having carrying values of $6.0 million were similarly pledged.

For the three months ended March 31, 2021, there were no sales of securities. For the three months ended March 31, 2020, proceeds from the sales of securities amounted to $5.4 million, with realized gains of $53 thousand.

Restricted securities are securities with limited marketability and consist of stock in the FRB, the Federal Home Loan Bank of Atlanta (“FHLB”), and CBB Financial Corporation, the holding company for Community Bankers Bank.  These restricted securities, totaling $2.7 million and $3.0 million as of March 31, 2021 and December 31, 2020, are carried at cost.

Note 3.  Loans

The composition of the loan portfolio by loan classification at March 31, 2021 and December 31, 2020 appears below (dollars in thousands).

	March 31,	December 31,
	2021	2020
Commercial
Commercial and industrial - organic	$26,753	$27,238
Commercial and industrial - Paycheck Protection Program	68,254	54,176
Commercial and industrial - government guaranteed	29,027	30,920
Commercial and industrial - syndicated	6,354	6,354
Total commercial and industrial	130,388	118,688
Real estate construction and land
Residential construction	3,544	2,238
Commercial construction	17,109	14,302
Land and land development	5,601	5,969
Total construction and land	26,254	22,509
Real estate mortgages
1-4 family residential, first lien, investment	75,388	69,851
1-4 family residential, first lien, owner occupied	18,595	19,864
1-4 family residential, junior lien	1,768	2,938
1-4 family residential - purchased	16,097	18,534
Home equity lines of credit, first lien	9,299	8,715
Home equity lines of credit, junior lien	8,074	7,392
Farm	5,605	5,672
Multifamily	46,818	43,490
Commercial owner occupied	91,444	95,726
Commercial non-owner occupied	136,348	137,893
Total real estate mortgage	409,436	410,075
Consumer
Consumer revolving credit	16,992	17,624
Consumer all other credit	2,327	3,074
Student loans purchased	35,671	37,436
Total consumer	54,990	58,134
Total loans	621,068	609,406
Less: Allowance for loan losses	(5,615)	(5,455)
Net loans	$615,453	$603,951

During the last three quarters of 2020, the Company assisted nonprofit organizations and local businesses by funding $86.9 million of Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans, which were designed to provide economic relief to small businesses adversely impacted by COVID-19.  During the three months ended March 31, 2021, the Company funded an additional $36.2 million in PPP loans.

The balances in the table above include unamortized premiums and net deferred loan costs (fees). As of March 31, 2021 and December 31, 2020, unamortized premiums on loans purchased were $1.7 million and $1.8 million, respectively.  Net deferred loan costs (fees) totaled $(2.0) million and $(931) thousand as of March 31, 2021 and December 31, 2020, respectively.  The deferred fees increased $1.1 million due to the fees collected from the SBA for the additional PPP loans funded during the three months ended March 31, 2021. Net deferred fees on PPP loans are being amortized over the contractual life of the underlying loans, most of which are over a 60-month period.

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

The following tables reflect the breakdown by class of the loans classified as impaired loans as of March 31, 2021 and December 31, 2020.  These loans are reported at their recorded investment, which is the carrying amount of the loan as reflected on the Company’s balance sheet, net of charge-offs and other amounts applied to reduce the net book balance.  Average recorded investment in impaired loans is computed using an average of month-end balances for these loans for either the three months ended March 31, 2021 or the twelve months ended December 31, 2020.  Interest income recognized is for the three months ended March 31, 2021 or the twelve months ended December 31, 2020 (dollars below reported in thousands).

March 31, 2021	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
Land and land development	$5	$53	$-	$6	$-
1-4 family residential mortgages, junior lien	106	105	-	107	1
Total impaired loans without a valuation allowance	111	158	-	113	1

Impaired loans with a valuation allowance
Student loans purchased	1,053	1,053	6	1,053	15
Total impaired loans with a valuation allowance	1,053	1,053	6	1,053	15
Total impaired loans	$1,164	$1,211	$6	$1,166	$16

December 31, 2020	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
Land and land development	$8	$55	$-	$97	$-
1-4 family residential mortgages, junior lien	109	109	-	113	6
Commercial non-owner occupied real estate	-	-	-	781	48
Total impaired loans without a valuation allowance	117	164	-	991	54

Impaired loans with a valuation allowance
Student loans purchased	1,156	1,156	4	1,145	70
Total impaired loans with a valuation allowance	1,156	1,156	4	1,145	70
Total impaired loans	$1,273	$1,320	$4	$2,136	$124

Included in the impaired loans above are non-accrual loans.  Generally, a loan is placed on non-accrual when it is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more.  Any unpaid interest previously accrued on those loans is reversed from income.  Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote.  Interest payments received on such loans are applied as a reduction of the loan principal balance.  Interest income on other non-accrual loans is recognized only to the extent of interest payments received.  The recorded investment in non-accrual loans is shown below by class (dollars in thousands):

	March 31, 2021	December 31, 2020
Land and land development	$5	$8
Total non-accrual loans	$5	$8

Additionally, troubled debt restructurings (“TDRs”) are considered impaired loans.  TDRs occur when the Company agrees to modify the original terms of a loan by granting a concession that it would not otherwise consider due to the deterioration in the financial condition of the borrower.  These concessions are done in an attempt to improve the paying capacity of the borrower, and in some cases to avoid foreclosure, and are made with the intent to restore the loan to a performing status once sufficient payment history can be demonstrated.  These concessions could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions.

In accordance with regulatory guidance, the Company has approved for certain customers who have been adversely affected by COVID-19 to defer principal-only, or principal and interest.  Such short-term modifications, which were made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs.  While interest will continue to accrue to income, in accordance with GAAP, if the Company ultimately incurs a credit loss on these deferred payments, interest income would need to be reversed and therefore, interest income in future periods could be negatively impacted.  A total of $59.0 million in loan deferments have been approved since the beginning of the pandemic.  As of March 31, 2021, $57.5 million, or 97.4%, of the total loan deferments approved have returned to normal payment schedules and are now current.

Based on regulatory guidance on student lending, the Company has classified 68 of its student loans purchased as TDRs for a total of $1.1 million as of March 31, 2021.  These borrowers that should have been in repayment have requested and been granted payment extensions or reductions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered TDRs.  Student loan borrowers are allowed in-school deferments, plus an automatic six-month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance.  Initially, all student loans were fully insured by a surety bond, and the Company did not expect to experience a loss on these loans.  Based on the loss of insurance after July 27, 2018 due to the insolvency of the insurer, management has evaluated these loans individually for impairment and included any probable loss in the allowance for loan losses; interest continues to accrue on these TDRs during any deferment and forbearance periods.

The following provides a summary, by class, of TDRs that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and TDRs that have been placed in non-accrual status, which are considered to be nonperforming (dollars in thousands).

Troubled debt restructurings	March 31, 2021		December 31, 2020
	No. of	Recorded	No. of	Recorded
	Loans	Investment	Loans	Investment
Performing TDRs
1-4 family residential mortgages, junior lien	1	$106	1	$109
Student loans purchased	68	1,053	75	1,156
Total performing TDRs	69	$1,159	76	$1,265

Nonperforming TDRs
Land and land development	1	$5	1	$8
Total nonperforming TDRs	1	$5	1	$8
Total TDRs	70	$1,164	77	$1,273

A summary of loans shown above that were modified under the terms of a TDR during the three months ended March 31, 2021 and 2020 is shown below by class (dollars in thousands).  The Post-Modification Recorded Balance reflects the period end balances, inclusive of any interest capitalized to principal, partial principal paydowns, and principal charge-offs since the modification date.  Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

	For three months ended			For three months ended
	March 31, 2021			March 31, 2020
	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance
Student loans purchased	6	$63	$63	5	$60	$60
Total loans modified during the period	6	$63	$63	5	$60	$60

During the three months ended March 31, 2021, there was one loan modified as a TDR that subsequently defaulted which had been modified as a TDR during the twelve months prior to default.  This student loan had a balance of $19 thousand prior to being charged off. There were five loans modified as a TDR that subsequently defaulted during the year ended December 31, 2020 which had been modified as a TDR during the twelve months prior to default.  These student loans had balances totaling $48 thousand prior to being charged off.

There were no loans secured by 1-4 family residential property that were in the process of foreclosure at either March 31, 2021 or December 31, 2020.

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

The following represents the loan portfolio designated by the internal risk ratings assigned to each credit as of March 31, 2021 and December 31, 2020 (dollars in thousands). There were no loans rated “Doubtful” as of either period.

March 31, 2021	Excellent	Good	Pass	Watch	Special Mention	Sub- standard	TOTAL
Commercial
Commercial and industrial - organic	$1,688	$12,556	$12,371	$44	$-	$94	$26,753
Commercial and industrial - Paycheck Protection Program	68,254	-	-	-	-	-	68,254
Commercial and industrial - government guaranteed	29,027	-	-	-	-	-	29,027
Commercial and industrial - syndicated	-	-	6,354	-	-	-	6,354
Real estate construction
Residential construction	-	-	3,544	-	-	-	3,544
Commercial construction	-	-	17,109	-	-	-	17,109
Land and land development	-	-	5,411	-	-	190	5,601
Real estate mortgages
1-4 family residential, first lien investment	-	-	72,558	1,910	268	652	75,388
1-4 family residential, first lien, owner occupied	-	-	17,400	889	96	210	18,595
1-4 family residential, junior lien	-	-	1,651	-	11	106	1,768
1-4 family residential, first lien - purchased	-	-	16,097	-	-	-	16,097
Home equity lines of credit, first lien	-	-	9,237	62	-	-	9,299
Home equity lines of credit, junior lien	-	-	7,897	95	-	82	8,074
Farm	-	-	5,313	292	-	—	5,605
Multifamily	-	-	45,860	795	-	163	46,818
Commercial owner occupied	-	-	72,086	4,856	-	14,502	91,444
Commercial non-owner occupied	-	-	132,453	152	-	3,743	136,348
Consumer
Consumer revolving credit	323	16,372	297	-	-	-	16,992
Consumer all other credit	184	1,692	448	-	-	3	2,327
Student loans purchased	-	-	35,133	398	88	52	35,671
Total Loans	$99,476	$30,620	$461,219	$9,493	$463	$19,797	$621,068

December 31, 2020	Excellent	Good	Pass	Watch	Special Mention	Sub- standard	TOTAL
Commercial
Commercial and industrial - organic	$1,918	$14,336	$9,772	$485	$-	$727	$27,238
Commercial and industrial - Paycheck Protection Program	54,176	-	-	-	-	-	54,176
Commercial and industrial - government guaranteed	30,920	-	-	-	-	-	30,920
Commercial and industrial - syndicated	-	-	6,354	-	-	-	6,354
Real estate construction
Residential construction	-	-	2,238	-	-	-	2,238
Commercial construction	-	-	14,302	-	-	-	14,302
Land and land development	-	-	5,765	-	-	204	5,969
Real estate mortgages
1-4 family residential, first lien, investment	-	-	66,336	2,149	704	662	69,851
1-4 family residential, first lien, owner occupied	-	-	18,010	1,002	640	212	19,864
1-4 family residential, junior lien	-	-	2,788	28	13	109	2,938
1-4 family residential, first lien - purchased	-	-	18,534	-	-	-	18,534
Home equity lines of credit, first lien	-	-	8,653	62	-	-	8,715
Home equity lines of credit, junior lien	-	-	7,214	96	-	82	7,392
Farm	-	-	5,375	297	-	-	5,672
Multifamily	-	-	42,525	801	-	164	43,490
Commercial owner occupied	-	-	82,629	4,898	-	8,199	95,726
Commercial non-owner occupied	-	-	136,509	155	-	1,229	137,893
Consumer					-
Consumer revolving credit	845	16,489	290	-	-	-	17,624
Consumer all other credit	167	2,440	464	-	-	3	3,074
Student loans purchased	-	-	35,819	1,373	64	180	37,436
Total Loans	$88,026	$33,265	$463,577	$11,346	$1,421	$11,771	$609,406

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

As of March 31, 2020 and June 30, 2020, the Company downgraded the economic qualitative factors within its ALLL model in light of the effects of COVID-19 on the economy.  No additional downgrades of such factors were taken during the quarters ended September 30, 2020, December 31, 2020 or March 31, 2021.  If economic conditions improve or worsen, the Company could experience changes in the required ALLL.  It is possible that asset quality metrics could decline in the future if the effects of COVID-19 are sustained.

For each segment and class of loans, management must exercise significant judgment to determine the estimation method that fits the credit risk characteristics of its various segments. Although this evaluation is inherently subjective, qualified management utilizes its significant knowledge and experience related to both the Company’s markets and the history of the Company’s loan losses.

Impaired loans are individually evaluated and, if deemed appropriate, a specific allocation is made for these loans. In reviewing the loans classified as impaired loans totaling $1.2 million at March 31, 2021, a specific valuation allowance was recognized after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the borrower.  The $6 thousand in the allowance total shown below as individually evaluated for impairment was attributed to the impaired student loans that required an allowance as of March 31, 2021 due to the loss of the insurance on this portfolio as discussed previously.

A summary of the transactions in the Allowance for Loan Losses by loan portfolio segment for the three months ended March 31, 2021 and the year ended December 31, 2020 appears below (dollars in thousands):

Allowance for Loan Losses Rollforward by Portfolio Segment

As of and for the period ended March 31, 2021
	Commercial Loans	Real Estate Construction and Land	Real Estate Mortgages	Consumer Loans	Total
Allowance for Loan Losses:
Balance as of beginning of year	$209	$160	$3,897	$1,189	$5,455
Charge-offs	-	-	-	(241)	(241)
Recoveries	6	-	2	42	50
Provision for (recovery of) loan losses	(52)	20	155	228	351
Ending Balance	$163	$180	$4,054	$1,218	$5,615

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$6	$6
Collectively evaluated for impairment	163	180	4,054	1,212	5,609
Loans:
Individually evaluated for impairment	$-	$5	$106	$1,053	$1,164
Collectively evaluated for impairment	130,388	26,249	409,330	53,937	619,904
Ending Balance	$130,388	$26,254	$409,436	$54,990	621,068

As of and for the period ended December 31, 2020
	Commercial Loans	Real Estate Construction and Land	Real Estate Mortgages	Consumer Loans	Total
Allowance for Loan Losses:
Balance as of beginning of year	$302	$109	$2,684	$1,114	$4,209
Charge-offs	-	-	-	(805)	(805)
Recoveries	28	-	1	400	429
Provision for (recovery of) loan losses	(121)	51	1,212	480	1,622
Ending Balance	$209	$160	$3,897	$1,189	$5,455

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$4	$4
Collectively evaluated for impairment	209	160	3,897	1,185	5,451
Loans:
Individually evaluated for impairment	$-	$8	$109	$1,156	$1,273
Collectively evaluated for impairment	118,688	22,501	409,966	56,978	608,133
Ending Balance	$118,688	$22,509	$410,075	$58,134	$609,406

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

The following tables show the aging of past due loans as of March 31, 2021 and December 31, 2020 (dollars below reported in thousands).

Past Due Aging as of March 31, 2021	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing
Commercial loans
Commercial and industrial - organic	$-	$-	$-	$-	$26,753	$26,753	$-
Commercial and industrial - Paycheck Protection Program	-	-	-	-	68,254	68,254	-
Commercial and industrial - government guaranteed	1,347	-	382	1,729	27,298	29,027	382
Commercial and industrial - syndicated	-	-	-	-	6,354	6,354	-
Real estate construction and land
Residential construction	-	-	-	-	3,544	3,544	-
Commercial construction	-	-	-	-	17,109	17,109	-
Land and land development	10	-	-	10	5,591	5,601	-
Real estate mortgages
1-4 family residential, first lien, investment	-	-	-	-	75,388	75,388	-
1-4 family residential, first lien, owner occupied	-	-	-	-	18,595	18,595	-
1-4 family residential, junior lien	-	-	-	-	1,768	1,768	-
1-4 family residential - purchased	500	-	-	500	15,597	16,097	-
Home equity lines of credit, first lien	-	-	-	-	9,299	9,299	-
Home equity lines of credit, junior lien	-	-	-	-	8,074	8,074	-
Farm	-	-	-	-	5,605	5,605	-
Multifamily	-	-	-	-	46,818	46,818	-
Commercial owner occupied	-	-	-	-	91,444	91,444	-
Commercial non-owner occupied	-	-	-	-	136,348	136,348	-
Consumer loans
Consumer revolving credit	-	-	-	-	16,992	16,992	-
Consumer all other credit	-	1	-	1	2,326	2,327	-
Student loans purchased	268	88	17	373	35,298	35,671	17
Total Loans	$2,125	$89	$399	$2,613	$618,455	$621,068	$399

Past Due Aging as of December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing
Commercial loans
Commercial and industrial - organic	$-	$-	$-	$-	$27,238	$27,238	$-
Commercial and industrial - Paycheck Protection Program	-	-	-	-	54,176	54,176	-
Commercial and industrial - government guaranteed	1,130	470	-	1,600	29,320	30,920	-
Commercial and industrial - syndicated	-	-	-	-	6,354	6,354	-
Real estate construction and land
Residential construction	-	-	-	-	2,238	2,238	-
Commercial construction	-	-	-	-	14,302	14,302	-
Land and land development	-	-	-	-	5,969	5,969	-
Real estate mortgages
1-4 family residential, first lien, investment	-	-	-	-	69,851	69,851	-
1-4 family residential, first lien, owner occupied	-	-	-	-	19,864	19,864	-
1-4 family residential, junior lien	-	-	-	-	2,938	2,938	-
1-4 family residential - purchased	501	-	-	501	18,033	18,534	-
Home equity lines of credit, first lien	-	-	-	-	8,715	8,715	-
Home equity lines of credit, junior lien	-	-	-	-	7,392	7,392	-
Farm	-	-	-	-	5,672	5,672	-
Multifamily	-	-	-	-	43,490	43,490	-
Commercial owner occupied	-	-	-	-	95,726	95,726	-
Commercial non-owner occupied	46	-	-	46	137,847	137,893	-
Consumer loans
Consumer revolving credit	3	-	-	3	17,621	17,624	-
Consumer all other credit	39	1	-	40	3,034	3,074	-
Student loans purchased	256	65	137	458	36,978	37,436	137
Total Loans	$1,975	$536	$137	$2,648	$606,758	$609,406	$137

Note 5.  Net Income Per Share

The table below shows the weighted average number of shares used in computing net income per common share and the effect of the weighted average number of shares of potential dilutive common stock for the three months ended March 31, 2021 and 2020. Diluted net income per share is computed based on the weighted average number of shares of common stock equivalents outstanding, to the extent dilutive.  The Company’s common stock equivalents relate to outstanding common stock options. Unvested restricted stock as noted in the Consolidated Balance Sheets as of March 31, 2021 and March 31, 2020 is included in the calculation of basic and diluted net income per share (dollars below reported in thousands except per share data).

Three Months Ended	March 31, 2021			March 31, 2020
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic net income per share	$1,505	2,719,840	$0.55	$1,404	2,692,803	$0.52
Effect of dilutive stock options	-	7,608	-	-	1,287	-
Diluted net income per share	$1,505	2,727,448	$0.55	$1,404	2,694,090	$0.52

For the three months ended March 31, 2021, there were 78,301 option shares considered anti-dilutive and excluded from this calculation. For the three months ended March 31, 2020, there were 104,301 option shares considered anti-dilutive and excluded from this calculation.

Note 6.  Stock Incentive Plans

At the Annual Shareholders Meeting on May 21, 2014, shareholders approved the Virginia National Bankshares Corporation 2014 Stock Incentive Plan (“2014 Plan”). The 2014 Plan makes available up to 275,625 shares of the Company’s common stock, as adjusted by prior issued stock dividends, to be issued to plan participants. The 2014 Plan provides for granting of both incentive and nonqualified stock options, as well as restricted stock, unrestricted stock and other stock based awards.  No new grants will be issued under the 2005 Stock Incentive Plan (“2005 Plan”) as this plan has expired.

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

A summary of the shares issued and available under each of the Plans is shown below as of March 31, 2021.  Share data and exercise price range per share have been adjusted to reflect prior issued stock dividends.  Although the 2005 Plan has expired and no new grants will be issued under this plan, there were options issued before the plan expired that are still outstanding as shown below.

	2005 Plan	2014 Plan
Aggregate shares issuable	253,575	275,625
Options issued, net of forfeited and expired options	(59,870)	(146,506)
Unrestricted stock issued	-	(11,535)
Restricted stock grants issued	-	(39,770)
Cancelled due to Plan expiration	(193,705)	-
Remaining available for grant	-	77,814

Stock grants issued and outstanding:
Total vested and unvested shares	—	51,306
Fully vested shares	—	15,127

Option grants issued and outstanding:
Total vested and unvested shares	1,379	144,853
Fully vested shares	1,379	34,578

Exercise price range	$13.69 to $13.69	$23.75 to $42.62

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

Stock Options

Changes in the stock options outstanding related to the Plans are summarized below (dollars in thousands except per share data):

	March 31, 2021
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2021	146,783	$33.51	$184
Issued	—	—
Exercised	(551)	27.39
Expired	—	—
Outstanding at March 31, 2021	146,232	$33.51	$403

Options exercisable at March 31, 2021	35,957	$38.05	$49

For the three months ended March 31, 2021 and 2020, the Company recognized $34 thousand and $24 thousand, respectively, in compensation expense for stock options.  As of March 31, 2021, there was $361 thousand in unrecognized compensation expense remaining to be recognized in future reporting periods through 2025. The fair value of any stock option grant is estimated at the grant date using the Black-Scholes pricing model.  No stock option grants were issued during the three months ended March 31, 2021.  Stock option grants for 26,000 shares were issued during the three months ended March 31, 2020.

The fair value of each option granted in the first three months of 2021 and 2020 was estimated based on the assumptions noted in the following table:

	For the three months ended
	March 31, 2021	March 31, 2020
Expected volatility[1]	N/A	22.97%
Expected dividends[2]	N/A	4.75%
Expected term (in years)[3]	N/A	6.50
Risk-free rate[4]	N/A	0.68%

1	Based on the monthly historical volatility of the Company’s stock price over the expected life of the options.
2	Calculated as the ratio of historical dividends paid per share of common stock to the stock price on the date of grant.
3	Based on the average of the contractual life and vesting period for the respective option.
4	Based upon an interpolated U.S. Treasury yield curve interest rate that corresponds to the contractual life of the option, in effect at the time of the grant.

Summary information pertaining to options outstanding at March 31, 2021 is shown below. Share and per share data have been adjusted to reflect the prior stock dividends issued.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$10.65 to $20.00	1,379	1.9 Years	$13.69	1,379	$13.69
$20.01 to $30.00	66,552	9.3 Years	24.66	5,752	26.13
$30.01 to $40.00	20,820	7.9 Years	38.14	5,844	38.54
$40.01 to $42.62	57,481	7.1 Years	42.62	22,982	42.62
Total	146,232	8.2 Years	$33.54	35,957	$38.21

Stock Grants

Restricted stock grants – In February 2021, 13,503 restricted shares were granted to employee and non-employee directors, vesting over a four-year period.  In March 2020, 10,368 restricted shares were granted to non-employee directors, vesting over a four-year period. For the three months ended March 31, 2021, $61 thousand was expensed as a result of restricted stock grants.  As of March 31, 2021, there was $898 thousand in unrecognized compensation expense for restricted stock grants remaining to be recognized in future reporting periods through 2025. For the three months ended March 31, 2020, $15 thousand in expense was incurred.

Changes in the restricted stock grants outstanding during the three months ended March 31, 2021 are summarized below (dollars in thousands except per share data):

	March 31, 2021
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested as of January 1, 2021	25,268	$26.60	$767
Issued	13,503	29.85	410
Vested	(2,592)	26.00	(79)
Nonvested at March 31, 2021	36,179	$27.86	$1,098

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

The following tables present the balances measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (dollars in thousands):

		Fair Value Measurements at March 31, 2021 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$32,561	$-	$32,561	$-
Mortgage-backed securities/CMOs	72,328	-	72,328	-
Municipal bonds	68,199	-	68,199	-
Total securities available for sale	$173,088	$-	$173,088	$-

		Fair Value Measurements at December 31, 2020 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$25,305	$-	$25,305	$-
Mortgage-backed securities/CMOs	78,100	-	78,100	-
Municipal bonds	70,681	-	70,681	-
Total securities available for sale	$174,086	$-	$174,086	$-

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

Other Real Estate Owned

Other real estate owned (“OREO”) is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the Allowance for Loan Losses.  Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the Consolidated Statements of Income. As of March 31, 2021 and December 31, 2020, the Company had no OREO property.

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

Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. The Company had impaired loans of $1.2 million as of March 31, 2021 and $1.3 million as of December 31, 2020. All impaired loans were measured based on expected future cash flows discounted at the loan’s effective interest rate, or fair value of collateral, as noted above.

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

The carrying values and estimated fair values of the Company's financial instruments as of March 31, 2021 and December 31, 2020 are as follows (dollars in thousands):

		Fair Value Measurements at March 31, 2021 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$94,496	$94,496	$-	$-	$94,496
Available for sale securities	173,088	-	173,088	-	173,088
Loans, net	615,453	-	-	610,410	610,410
Bank owned life insurance	16,956	-	16,956	-	16,956
Accrued interest receivable	2,691	-	695	1,996	2,691

Liabilities
Demand deposits and
interest-bearing transaction, money market, and savings accounts	$703,316	$-	$703,316	$-	$703,316
Certificates of deposit and other time deposits	100,844	-	101,144	-	101,144
Borrowings	30,000	-	30,000	-	30,000
Accrued interest payable	150	-	150	-	150

		Fair Value Measurements at December 31, 2020 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$34,695	$34,695	$-	$-	$34,695
Available for sale securities	174,086	-	174,086	-	174,086
Loans, net	603,951	-	-	602,859	602,859
Bank owned life insurance	16,849	-	16,849	-	16,849
Accrued interest receivable	2,904	-	729	2,175	2,904

Liabilities
Demand deposits and
interest-bearing transaction and money market accounts	$631,662	$-	$631,662	$-	$631,662
Certificates of deposit and other time deposits	99,102	-	99,580	-	99,580
Borrowings	30,000	-	30,000	-	30,000
Accrued interest payable	159	-	159	-	159

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
Note 8.  Other Comprehensive Income

A component of the Company’s other comprehensive income, in addition to net income from operations, is the recognition of the unrealized gains and losses on available for sale securities, net of income taxes.  Reclassifications of realized gains and losses on available for sale securities are reported in the income statement as “Gains on sales of securities” with the corresponding income tax effect reflected as a component of income tax expense.  There were no sales of securities in the first quarter of 2021.  Amounts reclassified out of accumulated other comprehensive income are presented below for the three months ended March 31, 2021 and 2020 (dollars in thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020
Available for sale securities
Realized gains on sales of securities	$—	$53
Tax effect	---	(11)
Realized gains, net of tax	$—	$42

Note 9.  Segment Reporting

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

A management fee for administrative and technology support services provided by the Bank is allocated to the other three lines of business.  For both the three months ended March 31, 2021 and 2020, management fees totaling $25 thousand were charged by the Bank and eliminated in consolidated totals.

Segment information for the three months ended March 31, 2021 and 2020 is shown in the following tables (dollars in thousands). Note that asset information is not reported below, as the assets of Sturman Wealth Advisors and VNB Trust & Estate Services are reported at the Bank level; also, assets specifically allocated to the lines of business other than the Bank are insignificant and are no longer provided to the chief operating decision maker.

Three months ended March 31, 2021	Bank	Sturman Wealth Advisors	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$5,974	$-	$-	$-	$5,974
Provision for loan losses	351	-	-	-	351
Noninterest income	514	191	201	133	1,039
Noninterest expense	4,255	160	206	160	4,781
Income (loss) before income taxes	1,882	31	(5)	(27)	1,881
Provision for (benefit from) income taxes	376	7	(1)	(6)	376
Net income (loss)	$1,506	$24	$(4)	$(21)	$1,505

Three months ended March 31, 2020	Bank	Sturman Wealth Advisors	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$5,375	$-	$-	$-	$5,375
Provision for loan losses	765	-	-	-	765
Noninterest income	1,135	178	258	98	1,669
Noninterest expense	3,963	174	238	168	4,543
Income (loss) before income taxes	1,782	4	20	(70)	1,736
Provision for (benefit from) income taxes	342	1	4	(15)	332
Net income (loss)	$1,440	$3	$16	$(55)	$1,404

Note 10.  Leases

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

The following tables present information about the Company’s leases (dollars in thousands):

	March 31, 2021	March 31, 2020
Lease liability	$3,392	$3,430
Right-of-use asset	$3,327	$3,397
Weighted average remaining lease term	4.97 years	4.81 years
Weighted average discount rate	2.53%	2.83%

	Three Months Ended March 31,
Lease Expense	2021	2020
Operating lease expense	$222	$204
Short-term lease expense	29	28
Total lease expense	$251	$232
Cash paid for amounts included in lease liabilities	$219	$199

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Undiscounted Cash Flow	March 31, 2021
Nine months ending December 31, 2021	$658
Twelve months ending December 31, 2022	839
Twelve months ending December 31, 2023	753
Twelve months ending December 31, 2024	544
Twelve months ending December 31, 2025	430
Twelve months ending December 31, 2026	77
Thereafter	295
Total undiscounted cash flows	$3,596
Less: Discount	(204)
Lease liability	$3,392

Note 11.  Mergers and Acquisitions

On April 1, 2021, the Company completed the Merger with Fauquier, a bank holding company based in Warrenton, Virginia, in an all-stock transaction.  Fauquier shareholders received 0.675 shares of Company common stock for each share of Fauquier common stock they own, resulting in the Company issuing 2,571,213 shares of common stock at a fair value of $78.0 million. As a result of the transaction and on the same date, Fauquier’s former bank subsidiary, The Fauquier Bank, merged with and into the Company’s wholly-owned bank subsidiary, Virginia National Bank. The Company’s balance sheet and results of operations as of and for the period ended March 31, 2021 do not include the impact of Fauquier’s financial position and results of operations for the first quarter of 2021.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements, and notes thereto, of Virginia National Bankshares Corporation (the “Company”) included in this report and the audited consolidated financial statements, and notes thereto, of the Company included in the Company’s Form 10-K for the year ended December 31, 2020. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results for the year ending December 31, 2021 or any future period.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT COULD AFFECT FUTURE RESULTS

Certain statements contained or incorporated by reference in this quarterly report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, statements with respect to the Company’s operations, performance, future strategy and goals, and are often characterized by use of qualified words such as “expect,” “believe,” “estimate,” “project,” “anticipate,” “intend,” “will,” “should,” or words of similar meaning or other statements concerning the opinions or judgement of the Company and its management about future events. While Company management believes such statements to be reasonable, future events and predictions are subject to circumstances that are not within the control of the Company and its management.  Actual results may differ materially from those included in the forward-looking statements due to a number of factors, including, without limitation, the effects of and changes in: general economic and market conditions, including the effects of declines in real estate values, an increase in unemployment levels and general economic contraction as a result of COVID-19 or other pandemics; fluctuations in interest rates, deposits, loan demand, and asset quality; assumptions that underlie the Company’s allowance for loan losses (“ALLL”); the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts or public health events (e.g., COVID-19 or other pandemics), and of governmental and societal responses thereto; the performance of vendors or other parties with which the Company does business; competition; technology; changes in laws, regulations and guidance; changes in accounting principles or guidelines; performance of assets under management;  expected revenue synergies and cost savings from the recently completed merger with Fauquier Bankshares, Inc. (“Fauquier”) may not be fully realized or realized within the expected timeframe; the businesses of the Company and Fauquier may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; revenues following the merger may be lower than expected; customer and employee relationships and business operations may be disrupted by the merger; and other factors impacting financial services businesses.  Many of these factors and additional risks and uncertainties are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and other reports filed from time to time by the Company with the Securities and Exchange Commission (“SEC”). These statements speak only as of the date made, and the Company does not undertake to update any forward-looking statements to reflect changes or events that may occur after this release.

MERGER WITH FAUQUIER BANKSHARES, INC., AND THE FAUQUIER BANK

On April 1, 2021, the Company completed its merger with Fauquier. The merger of Fauquier with and into the Company (the “Merger”) was effected pursuant to the terms and conditions of the Agreement and Plan of Reorganization, dated as of September 30, 2020, between the Company and Fauquier, and a related Plan of Merger (together, the “Merger Agreement”). Immediately after the Merger, The Fauquier Bank, Fauquier’s wholly-owned bank subsidiary, merged with and into Virginia National Bank (the “Bank”), the Company’s wholly-owned bank subsidiary.

Pursuant to the Merger Agreement, former holders of shares of Fauquier common stock received 0.675 shares of the Company’s common stock for each share of Fauquier common stock held immediately prior to the Merger, with cash paid in lieu of fractional shares. Each share of common stock of the Company outstanding immediately prior to the Merger remained outstanding and was unaffected by the Merger.

The Company’s balance sheet and results of operations as of and for the period ended March 31, 2021 do not include the impact of Fauquier’s financial position and results of operations for the first quarter of 2021.  At March 31, 2021, Fauquier had total assets of $911.3 million, net loans of $616.4 million and total deposits of $817.5 million.

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

Financial Condition and Results of Operations

The Company’s consolidated financial statements include estimates and assumptions made by management which affect the reported amounts of assets and liabilities, including the level of the ALLL that is established.  The ALLL calculation and resulting provision for loan losses are impacted by changes in economic conditions.  As of March 31, 2020 and June 30, 2020, the Company downgraded the economic qualitative factors within its ALLL model in light of the effects of COVID-19 on the economy. No additional downgrades of such factors were taken during the quarter ended September 30, 2020, December 31, 2020 or March 31, 2021. If economic conditions improve or worsen, the Company could experience further changes in the required ALLL.  It is possible that asset quality metrics could decline in the future if the effects of COVID-19 are sustained.

While most industries have been adversely impacted by COVID-19, the Company has exposures on its balance sheet as of March 31, 2021 in the following categories of loans that are considered to have higher risk of significant impact:

•	Travel accommodations (hotels/motels/B&B) – $16.6 million, or 3.0% of loans
•	Retail trade - $12.3 million, or 2.2% of loans
•	Restaurants - $7.5 million, or 1.4% of loans
•	Wholesale trade - $7.3 million, or 1.3% of loans
•	Arts, entertainment and recreation - $6.5 million, or 1.2% of loans, and
•	Caterers - $5.8 million, or 1.1% of loans

Note that the loan balances and percentages above do not include Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans made to entities within such categories.

Interest income could be reduced due to the economic impact of COVID-19.  In accordance with guidance from regulators, we worked with borrowers who were adversely affected by COVID-19 to defer principal only, or principal and interest.  While interest will continue to accrue to income, in accordance with accounting principles generally accepted in the United States (“GAAP”), if the Company ultimately incurs a credit loss on these deferred payments, interest income would need to be reversed and therefore, interest income in future periods could be negatively affected.  Since the beginning of the pandemic, the Company has accommodated 193 deferrals on outstanding loan balances of $59.0 million (of which 131 deferrals on outstanding loan balances of $1.8 million were related to student loans).  As of March 31, 2021, $57.5 million in loan balances, or 97.4% of the total loan deferments approved, have returned to normal payment schedules and are now current, leaving a remaining balance of deferments of $1.5 million.  Of this remaining balance, $1.2 million, or 77.3%, are 100% government-guaranteed loans for which the deferrals were approved by the United States Department of Agriculture; and $349 thousand, or 22.7%, are student loans, which are private student loans not subject to potential federal forgiveness. In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings (“TDRs”).

Primarily within the second quarter of 2020 and the first quarter of 2021, the Company devoted significant resources to accept PPP applications, a program designed to provide a direct incentive for small businesses to keep employees on their payroll.  In total, the Company has closed 924 loans representing $123.1 million in funding, with average origination fees of 3.9%, assisting many nonprofits and local businesses through this program.  As of March 31, 2021, 43% of the total dollars of PPP loans had been forgiven by the SBA, with $70.2 million outstanding. Loans funded through the PPP are fully guaranteed by the U.S. government.  The Company performed the required due diligence pursuant to the established SBA criteria; nonetheless, if a determination was made that certain loans did not meet the criteria established for the program, the Company may be required to establish additional ALLL through provision for loan loss expense which will negatively impact net income.

Throughout the onset of this pandemic, the Company has maintained its high standards of credit quality on organic loan funding to limit credit risk exposure.

Capital and Liquidity

As of March 31, 2021, capital ratios of the Company were in excess of regulatory requirements.  While currently included in the category of “well capitalized” by bank regulators, a prolonged economic recession could adversely impact reported and regulatory capital ratios.

The Company maintains access to multiple sources of liquidity.  Management has also revisited its capital and liquidity stress tests, as well as capital and liquidity contingency plans to validate how the Company can react effectively to the economic downturn caused by this pandemic and to gauge the amount of SBA PPP loans the Company could and should accept.

Goodwill

As of March 31, 2021, the goodwill on our balance sheet was not deemed to be impaired.  However, management may determine that goodwill is required to be evaluated for impairment in the future due to the presence of a triggering event, which may have a negative impact on the Company’s results of operations.

Operations, Processes, Controls and Business Continuity Plan

The Company reacted quickly to the COVID-19 pandemic.  We began internal social distancing in mid-March of 2020, as well as distancing from the public by keeping our drive-thru services available, and encouraging customers to conduct transactions at ATMs, through online banking and/or the mobile app.  The Company also increased consumer and business mobile deposit limits to encourage customers to make deposits remotely from the safety of their home or business. The Company implemented a schedule whereby most staff members are working remotely at any given time, allowing the remaining essential staff to create more distance between each other within the offices.  We temporarily increased the number of staff in the client service center to assist more customers by telephone and encourage them to utilize online and mobile banking.  The client service center was also temporarily moved to a larger location to allow for appropriate social distancing.  In addition, the Company enhanced disinfecting procedures to include hospital-grade cleaning solution and foggers, increased the frequency of cleaning and issued personal protective equipment, including N-95 and disposable face masks, face shields, sneeze guards, gloves and thermometers, to employees, along with specific instructions for use, to enhance their safety.  We also installed disinfecting protective strips to high touch areas and placed free-standing air filter machines throughout our facilities. We purchased COVID-19 instant test kits that we have on-site, ready to be deployed when needed, and we provided antibody testing options to all employees.  Management provides frequent email communications and social media updates regarding COVID-19, helpful tips and status of Company initiatives, as well as warning customers of potential scams during this pandemic.  Beginning mid-July of 2020, the Company took steps to resume normal branch activities with specific guidelines in place to continue protecting our customers and employees.

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

For additional information regarding critical accounting policies, refer to the Application of Critical Accounting Policies and Critical Accounting Estimates section under Item 7 in the Company’s 2020 Form 10-K.  There have been no significant changes in the Company’s application of critical accounting policies since December 31, 2020.

FINANCIAL CONDITION

Total assets

The total assets of the Company as of March 31, 2021 were $918.4 million. This is a $70.0 million, or 8.2%, increase from the $848.4 million total assets reported at December 31, 2020 and a $201.3 million, or 28.1%, increase from the $717.1 million reported at March 31, 2020. The year-over-year increase was funded by a $169.0 million increase in deposits.

Federal funds sold

The Company had overnight federal funds sold of $77.1 million as of March 31, 2021, compared to $26.6 million as of December 31, 2020 and $12.3 million as of March 31, 2020. Any excess funds are sold on a daily basis in the federal funds market.  The Company intends to maintain sufficient liquidity at all times to meet its funding commitments.

The Company continues to participate in the Excess Balance Account (“EBA”) of the Federal Reserve Bank of Richmond (“FRB”). The EBA is a limited-purpose account at the FRB for the maintenance of excess cash balances held by financial institutions. The EBA eliminates the potential of concentration risk that comes with depositing excess balances with one or multiple correspondent banks.

Securities

The Company’s investment securities portfolio as of March 31, 2021 totaled $175.7 million, a decrease of $1.4 million compared with the $177.1 million reported at December 31, 2020 and an increase of $71.9 million from the $103.8 million reported at March 31, 2020.  Management proactively manages the mix of earning assets and cost of funds to maximize the earning capacity of the Company.  At March 31, 2021 and December 31, 2020, the investment securities holdings represented 19.1% and 20.9% of the Company’s total assets, respectively.

The Company’s investment securities portfolio included restricted securities totaling $2.7 million as of March 31, 2021, compared to $3.0 million as of December 31, 2020 and $1.7 million as of March 31, 2020. These securities represent stock in the FRB, the Federal Home Loan Bank of Atlanta (“FHLB”), and CBB Financial Corporation, the holding company for Community Bankers Bank. The level of FRB and FHLB stock that the Company is required to hold is determined in accordance with membership guidelines provided by the Board of Governors of the Federal Reserve System (“Federal Reserve”) and the FHLB, respectively. Stock ownership in the bank holding company for Community Bankers’ Bank provides the Company with several benefits that are not available to non-shareholder correspondent banks. None of these restricted securities are traded on the open market and can only be redeemed by the respective issuer.

At March 31, 2021, the unrestricted securities portfolio totaled $173.1 million. The following table summarizes the Company's available for sale securities by type as of March 31, 2021, December 31, 2020, and March 31, 2020 (dollars in thousands):

	March 31, 2021		December 31, 2020		March 31, 2020
		Percent		Percent		Percent
	Balance	of Total	Balance	of Total	Balance	of Total
U.S. Government agencies	$32,561	18.8%	$25,305	14.5%	$13,013	12.8%
Mortgage-backed securities/CMOs	72,328	41.8%	78,100	44.9%	67,394	66.0%
Municipal bonds	68,199	39.4%	70,681	40.6%	21,647	21.2%
Total available for sale securities	$173,088	100.0%	$174,086	100.0%	$102,054	100.0%

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

Loan portfolio

A management objective is to grow loan balances while maintaining the asset quality of the loan portfolio. The Company seeks to achieve this objective by maintaining rigorous underwriting standards coupled with regular evaluation of the creditworthiness of, and the designation of lending limits for, each borrowing relationship. The portfolio strategies include seeking industry, loan size, and loan type diversification to minimize credit exposure and originating loans in markets with which the Company is familiar. The predominant market area for the loans shown below includes Charlottesville, Albemarle County, Winchester, Frederick County, Richmond and areas in the Commonwealth of Virginia that are within a 75-mile radius of any office of the Company.

As of March 31, 2021, total loans were $621.1 million, compared to $609.4 million as of December 31, 2020 and $554.0 million at March 31, 2020. Loans as a percentage of total assets at March 31, 2021 were 67.6%, compared to 77.3% as of March 31, 2020. Loans as a percentage of deposits at March 31, 2021 were 77.2%, compared to 87.2% as of March 31, 2020.

The following table summarizes the Company's loan portfolio by type of loan as of March 31, 2021, December 31, 2020, and March 31, 2020 (dollars in thousands):

	March 31, 2021		December 31, 2020		March 31, 2020
	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
Commercial and industrial	$130,388	21.0%	$118,688	19.5%	$79,997	14.4%
Real estate - commercial	280,215	45.1%	282,781	46.4%	259,277	46.8%
Real estate - residential mortgage	129,221	20.8%	127,294	20.9%	121,601	22.0%
Real estate - construction	26,254	4.2%	22,509	3.7%	25,105	4.5%
Consumer loans	54,990	8.9%	58,134	9.5%	67,979	12.3%
Total loans	$621,068	100.0%	$609,406	100.0%	$553,959	100.0%

Loan balances increased $11.7 million, or 1.9%, since December 31, 2020 and increased $67.1 million, or 12.1%, from March 31, 2020.  The increases are largely due to the origination of PPP loans of $86.9 million in 2020, as well as $36.2 million during the first quarter of 2021.  As of March 31, 2021, 43% of the total dollars of PPP loans had been forgiven by the SBA, with $70.2 million outstanding.

The purchase of loans is considered a secondary strategy, which allows the Company to supplement organic loan growth. Balances in purchased loans were $113.7 million as of March 31, 2020 and have declined $26.6 million compared to $87.1 million as of March 31, 2021 Balances outstanding in purchased loans as of March 31, 2021 were comprised of:

•

Student loans totaling $35.7 million. The Company purchased two student loan packages in 2015, a third tranche in the fourth quarter of 2016, and a fourth tranche in the fourth quarter of 2017. Along with the purchase of these four packages of student loans, the Company purchased surety bonds to fully insure this portion of the Company’s consumer portfolio.  However, during June 2018, ReliaMax Surety, the insurance company which issued the surety bonds, was placed into liquidation due to insolvency.  Loss claims were filed for loans in default as of July 27, 2018, when the surety bonds were terminated, and the Company received payment in the fourth quarter of 2019 on the balance of the claims approved by the liquidator.  Also, in 2020 the Company realized a partial recovery of unearned insurance premiums related to the loss of insurance on the student loan portfolio in the amount of $401 thousand.  The Company expects to receive the balance of unearned premiums of approximately $400 thousand.  Student loans continue to be profitable for the Company.

•

Loans guaranteed by a U.S. government agency (“government guaranteed”) totaling $29.0 million, inclusive of premium. During the fourth quarter of 2016, the Company began augmenting the commercial and industrial portfolio with government guaranteed loans which represent the portion of loans that are 100% guaranteed by either the United States Department of Agriculture or the SBA; the originating institution holds the unguaranteed portion of each loan and services it. These government guaranteed portions of loans are typically purchased at a premium. In the event of early prepayment, the Company may need to write off any unamortized premium.

•

Mortgage loans totaling $16.1 million, inclusive of premium.  In each of the fourth quarters of 2019 and 2018, the Company purchased a package of 1-to-4 family residential mortgages.  Each of the adjustable rate loans purchased were individually underwritten by the Company prior to the closing of the purchases.  The collateral on these loans is located primarily on the East Coast of the United States.  The balance in purchased mortgage loans declined $13.6 million, or 45.8%, from March 31, 2020 to March 31, 2021, due to significant payoffs during this low rate environment.

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

Management will continue to evaluate loan purchase transactions to strengthen earnings, diversify the loan portfolio and supplement organic loan growth.

Loan quality

Non-accrual loans totaled $5 thousand at March 31, 2021, compared to the $8 thousand and $273 thousand reported at December 31, 2020 and March 31, 2020, respectively. The March 31, 2020 non-accrual balance included a loan which was foreclosed upon during the second quarter of 2020, with the Company being made whole on the loan with the proceeds from a third-party bidder without the Company’s taking title to the property.

The Company had loans in its portfolio totaling $399 thousand, $137 thousand and $733 thousand, as of March 31, 2021, December 31, 2020 and March 31, 2020, respectively, that were 90 or more days past due, with all such loans still accruing interest as the Company deemed them to be collectible.  The balance as of March 31, 2021 consists of one government-guaranteed loan in the amount $382 thousand and one student loan in the amount of $17 thousand.

At March 31, 2021, the Company had loans classified as impaired loans in the amount of $1.2 million, a decline compared to $1.3 million at December 31, 2020 and $2.4 million at March 31, 2020.  Based on regulatory guidance on student lending, the Company has classified 68 of its purchased student loans as TDRs for a total of $1.1 million as of March 31, 2021.  These borrowers that should have been in repayment have requested and been granted payment extensions or reductions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered TDRs.  Student loan borrowers are allowed in-school deferments, plus an automatic six-month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance.  Management has evaluated these loans individually for impairment and included any probable loss in the allowance for loan loss; interest continues to accrue on these TDRs during any deferment and forbearance periods.

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

As discussed earlier, the Company utilizes a loss migration model.  Migration analysis uses loan level attributes to track the movement of loans through various risk classifications in order to estimate the percentage of losses likely in the portfolio. As of March 31, 2020 and June 30, 2020, the Company downgraded the economic qualitative factors within its ALLL model in light of the effects of COVID-19 on the economy.  No additional downgrades of such factors were taken during the quarter ended September 30, 2020, December 31, 2020 or March 31, 2021.  If economic conditions improve or worsen, the Company could experience changes in the required ALLL.  It is possible that asset quality metrics could decline in the future if the effects of COVID-19 are sustained.

The relationship of the ALLL to total loans appears below (dollars in thousands):

	March 31, 2021	December 31, 2020	March 31, 2020
Loans held for investment at period-end	$621,068	$609,406	$553,959
Allowance for loan losses	$5,615	$5,455	$4,704
Allowance as a percent of period-end loans	0.90%	0.90%	0.85%

The ALLL as a percentage of loans was 0.90% as of March 31, 2021 and December 31, 2020, and 0.85% as of March 31, 2020.  The percentage increase as compared to a year ago was primarily due to the increase in the necessary allowance on most of the Company’s loans due to worsening economic qualitative factors, as well as impact of the increase in substandard loans, partially offset by the SBA-guaranteed PPP loans not requiring an allowance.  The ALLL as a percentage of loans, excluding PPP loans (a non-GAAP financial measure), would have been 1.02% as of March 31, 2021 and 0.98% as of December 31, 2020.  Refer to the Reconciliation of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP ALLL as a percentage of loans.

Provisions for loan losses totaling $351 thousand and $765 thousand were recorded in the three months ended March 31, 2021 and 2020, respectively.  The following is a summary of the changes in the ALLL for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	2021	2020
Allowance for loan losses, January 1	$5,455	$4,209
Charge-offs	(241)	(388)
Recoveries	50	118
Provision for loan losses	351	765
Allowance for loan losses, March 31	$5,615	$4,704

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

Management reviews the ALLL on a quarterly basis to ensure it is adequate based upon the calculated probable losses inherent in the portfolio. Management believes the ALLL was adequately provided for as of March 31, 2021 and acknowledges that the ALLL may increase throughout the year as economic conditions may continue to deteriorate for the foreseeable future.

Premises and equipment

The Company’s premises and equipment, net of depreciation, as of March 31, 2021 totaled $5.1 million compared to $5.2 million as of December 31, 2020 and $6.0 million as of March 31, 2020. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method based on the estimated useful lives of assets. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, assets and related accumulated depreciation are removed from the books, and any resulting gain or loss is charged to income.

As of March 31, 2021, the Company occupied five full-service banking facilities in the cities of Charlottesville and Winchester, as well as the county of Albemarle in Virginia. The Company also operates a drive-through location at 301 East Water Street, Charlottesville, Virginia. The Company entered into a lease for branch and office space in Richmond, Virginia during the first quarter of 2020 and anticipates opening the office during the second quarter of 2021, absent delays as a result of COVID-19.

The five-story office building at 404 People Place, Charlottesville, Virginia, located in Albemarle County, also serves as the Company’s corporate headquarters, operations center, and offices of both Masonry Capital and Sturman Wealth Advisors.  VNB Trust & Estate Services is located at 112 Third Street, SE, Charlottesville, Virginia, which is part of the same leased space that the Company uses to operate the drive-through location at 301 East Water Street, Charlottesville, Virginia.

Both the Arlington Boulevard facility in Charlottesville and the People Place facility also contain office space that is currently under lease to tenants.

Leases

As of March 31, 2021, $3.3 million of right-of-use assets and $3.4 million of lease liabilities are included in Other Assets and Other Liabilities, respectively, in accordance with Accounting Standards Update 2016-02 “Leases” (Topic 842).  As of March 31, 2020, $3.4 million of right-of-use assets and lease liabilities were included in Other Assets and Other Liabilities.  Right-of-use assets are assets that represent the Company’s right to use, or control the use of, a specified asset for the lease term, offset by the lease liability, which is the Company’s obligation to make lease payments arising from a lease, measured on a discounted basis.

Deposits

Deposit accounts represent the Company’s primary source of funds and are comprised of demand deposits, interest-bearing checking, money market, and savings accounts as well as time deposits. These deposits have been provided predominantly by individuals, businesses and charitable organizations in the Charlottesville/Albemarle County, Richmond and Winchester areas.

Total deposits as of March 31, 2021 were $804.2 million, an increase of $73.4 million compared to the balances of $730.8 million at December 31, 2020, and an increase of $169.1 million compared to the $635.1 million total as of March 31, 2020.  The primary reason for the increase since year-end is due to increased balances in PPP customer accounts.

Deposit accounts
(dollars in thousands)	March 31, 2021		December 31, 2020		March 31, 2020
	Balance	% of Total Deposits	Balance	% of Total Deposits	Balance	% of Total Deposits
No cost and low cost deposits:
Noninterest demand deposits	$248,212	30.9%	$209,772	28.71%	$190,618	30.0%
Interest checking accounts	162,218	20.2%	148,910	20.37%	124,350	19.6%
Money market and savings deposit accounts	292,886	36.4%	272,980	37.36%	218,432	34.4%

Total noninterest and low cost deposit accounts	703,316	87.5%	631,662	86.4%	533,400	84.0%

Time deposit accounts:
Certificates of deposit	92,352	11.4%	90,615	12.4%	89,681	14.1%
CDARS deposits	8,492	1.1%	8,487	1.2%	12,055	1.9%
Total certificates of deposit and other time deposits	100,844	12.5%	99,102	13.6%	101,736	16.0%

Total deposit account balances	$804,160	100.0%	$730,764	100.0%	$635,136	100.0%

Noninterest-bearing demand deposits on March 31, 2021 were $248.2 million, representing 30.9% of total deposits. Interest-bearing transaction, money market, and savings accounts totaled $455.1 million, and represented 56.6% of total deposits at March 31, 2021. Collectively, noninterest-bearing and interest-bearing transaction and money market accounts represented 87.5% of total deposit accounts at March 31, 2021. These account types are an excellent source of low-cost funding for the Company.

The Company also offers insured cash sweep (“ICS®”) deposit products.  ICS® deposit balances of $40.6 million and $88.0 million are included in the interest checking accounts and the money market and savings deposit accounts balances, respectively, in the table above, as of March 31, 2021.  As of December 31, 2020, ICS® deposit balances of $28.0 million and $81.1 million are included in the interest checking accounts and the money market and savings deposit account balances, respectively.  All ICS accounts consist of reciprocal balances for the Company’s customers.

The remaining 12.5% and 13.6% of total deposits consisted of certificates of deposit and other time deposit accounts totaling $100.8 million and $99.1 million at March 31, 2021 and December 31, 2020, respectively. Included in these deposit totals are Certificate of Deposit Account Registry Service CDs, known as CDARSTM, whereby depositors can obtain Federal Deposit Insurance Corporation (“FDIC”) deposit insurance on account balances of up to $50 million. CDARSTM deposits totaled $8.5 million as of March 31, 2021 and December 31, 2020, all of which were reciprocal balances for the Company’s customers.

Borrowings

Short-term borrowings, consisting primarily of FHLB advances and federal funds purchased, are additional sources of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company's ability to earn a favorable spread on the funds obtained.

The Company has a collateral dependent line of credit with the FHLB. As of March 31, 2021 and December 31, 2020, the Company had $30.0 million in outstanding balances from FHLB advances.  As of March 31, 2020, the Company had no outstanding balances from FHLB advances.

Additional borrowing arrangements maintained by the Company include formal federal funds lines with four major regional correspondent banks and the Federal Reserve discount window. The Company had no outstanding balances on these lines or facilities as of March 31, 2021, December 31, 2020 or March 31, 2020.

Shareholders' equity and regulatory capital ratios

The following table displays the changes in shareholders' equity for the Company from December 31, 2019 to March 31, 2021 (dollars in thousands):

Equity, December 31, 2020	$82,598
Net income	1,505
Other comprehensive loss	(3,387)
Cash dividends declared	(814)
Equity increase due to exercise of stock options	15
Equity increase due to expensing of stock options	34
Equity increase due to expensing of restricted stock	61
Equity, March 31, 2021	$80,012

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

The Company’s Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios were 14.49%, 14.49%, 15.49% and 9.02%, respectively, as of March 31, 2021, thus exceeding the minimum requirements. The Bank’s Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios were 14.35%, 14.35%, 15.35% and 8.94%, respectively, as of March 31, 2021, also exceeding the minimum requirements.

As of March 31, 2021, the Bank exceeded all of the following minimum capital ratios in order to be considered “well capitalized” under the “prompt corrective action” regulations, as revised: (i) a common equity Tier 1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%.

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

•

The allowance for loan losses as a percentage of loans, excluding PPP loans, measure eliminates the impact of PPP loans.  Management believes that the elimination of the impact of PPP loans provides users of the Company’s financial information a presentation of the Company’s allowance for loan loss percentage that is representative of its ongoing operations.

•

Tangible book value per share excludes the impact of the balances of goodwill and other intangibles.  Tangible book value per share is often regarded as a more meaningful comparative ratio than book value per share as calculated under GAAP, to evaluate use of equity, financial condition and capital strength.

Management uses these non-GAAP measures to evaluate the Company’s operating performance on a basis comparable to other financial periods.  Net income is discussed in Management’s Discussion and Analysis on a GAAP basis unless noted as “non-GAAP.”

The reconcilement below shows how these non-GAAP measures are computed from their respective GAAP measures (dollars in thousands):

Reconcilement of Non-GAAP Measures:	Three Months Ended
	March 31, 2021	March 31, 2020
Fully tax-equivalent measures
Net interest income	$5,974	$5,375
Fully tax-equivalent adjustment	47	20
Net interest income (FTE)	$6,021	$5,395

Efficiency ratio	68.2%	64.5%
Fully tax-equivalent adjustment	-0.5%	-0.2%
Efficiency ratio (FTE)	67.7%	64.3%

Net interest margin	2.81%	3.18%
Fully tax-equivalent adjustment	0.02%	0.02%
Net interest margin (FTE)	2.83%	3.20%

Performance measures
Return on average assets	0.68%	0.78%
Impact of merger expenses	0.03%	—
Operating return on average assets (non-GAAP)	0.71%	0.78%

Return on average equity	7.40%	7.28%
Impact of merger expenses	0.34%	—
Operating return on average equity (non-GAAP)	7.74%	7.28%

Other financial measures
ALLL to total loans	0.90%	0.85%
Impact of PPP loans	0.12%	—
ALLL to total loans, excluding PPP loans (non-GAAP)	1.02%	0.85%

Book value per share	$29.33	$28.23
Impact of intangibles	(0.26)	(0.28)
Tangible book value per share (non-GAAP)	$29.07	$27.95

Net income

Net income for the three months ended March 31, 2021 was $1.5 million, a $101 thousand or 7.2% increase compared to net income reported for the three months ended March 31, 2020.  Net income per diluted share was $0.55 for the quarter ended March 31, 2021 compared to $0.52 per diluted share for the same quarter in the prior year.  The increase in net income for the three months ended March 31, 2021, when compared to the same period of 2020, was attributable to the combination of: i) a $599 thousand increase in net interest income, primarily due to lower cost of funds; ii) a $414 thousand decrease in provision for loan losses, largely due to a larger provision taken in the first quarter of the prior year driven by deterioration in the economic outlook resulting from the initial onset of COVID-19, iii) a $630 thousand decrease in noninterest income, as explained in the Noninterest income section below; iv) a $238 thousand increase in noninterest expense, as explained in the Noninterest expense section below, and v) a $44 thousand increase in provision for income taxes.

Net interest income

Net interest income (FTE) for the three months ended March 31, 2021 was $6.0 million, a $626 thousand or 11.6% increase compared to net interest income (FTE) of $5.4 million for the three months ended March 31, 2020.  Net interest income (FTE) was positively impacted by the decrease in rates paid on deposit accounts, which decreased interest expense by

$631 thousand, offset by the increased volume of deposits, which increased interest expense by $99 thousand. The increased volume of loans, increasing from an average of $535.8 million in the first quarter of 2020 to $618.9 million in the first quarter of 2021, positively impacted interest income by $847 thousand; however, the lower rate earned on loans, declining from 4.41% to 3.89% for the periods noted, negatively impacted interest income by $780 thousand, nearly offsetting the positive impact of the increase in volume.  The increase in volume of securities held, increasing from an average balance of $114.2 million for the first quarter of 2020 to $176.1 million for the first quarter of 2021, positively impacted net interest income by $325 thousand, while the decline in yield earned on such securities decreased from 2.20% to 1.74% for the periods noted, negatively impacted net interest income by $189 thousand.

Net interest margin (FTE) is the ratio of net interest income (FTE) to average earning assets for the period. The level of interest rates, together with the volume and mix of earning assets and interest-bearing liabilities, impact net interest income (FTE) and net interest margin (FTE). The net interest margin (FTE) of 2.83% for the three months ended March 31, 2021 was 37 basis points lower than the 3.20% for the three months ended March 31, 2020.  Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP net interest margin.

Interest expense decreased $496 thousand for the three months ended March 31, 2021 compared to the same period in the prior year, due predominantly to rate decreases.  The rate paid on interest-bearing deposits averaged 50 basis points in the three months ended March 31, 2021, compared to 104 basis points for the three months ended March 31, 2020. Average balances of interest-bearing deposits increased from $460.6 million in the three months ended March 31, 2020 to $530.8 million in the three months ended March 31, 2021.  Average balances of borrowed funds, from FHLB advances, increased from zero in the three months ended March 31, 2020 to $30.0 million in the three months ended March 31, 2021, causing an increase in interest expense on borrowed funds of $36 thousand.

The following table details the average balance sheet, including an analysis of net interest income (FTE) for earning assets and interest-bearing liabilities, for the three months ended March 31, 2021 and 2020.  This table also includes a rate/volume analysis for these same periods (dollars in thousands).

Consolidated Average Balance Sheet and Analysis of Net Interest Income

	For the three months ended
	March 31, 2021			March 31, 2020			Change in Interest Income/ Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to : [4]		Total
	Balance	Income/	Yield/Cost	Balance	Income/	Yield/Cost	Volume	Rate	Increase/
(dollars in thousands)		Expense			Expense				(Decrease)
ASSETS
Interest Earning Assets:
Securities
Taxable Securities	$142,837	$541	1.52%	$102,786	$533	2.07%	$175	$(167)	$8
Tax Exempt Securities [1]	33,234	223	2.68%	11,425	95	3.33%	150	(22)	128
Total Securities [1]	176,071	764	1.74%	114,211	628	2.20%	325	(189)	136
Total Loans	618,902	5,938	3.89%	535,832	5,871	4.41%	847	(780)	67
Fed Funds Sold	67,400	12	0.07%	28,898	85	1.18%	51	(124)	(73)
Total Earning Assets	862,373	6,714	3.16%	678,941	6,584	3.90%	1,223	(1,093)	130
Less: Allowance for Loan Losses	(5,476)			(4,081)
Total Non-Earning Assets	45,619			45,520
Total Assets	$902,516			$720,380

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$146,781	$26	0.07%	$122,719	$31	0.10%	5	$(10)	$(5)
Money Market and Savings Deposits	284,333	351	0.50%	228,891	664	1.17%	133	(446)	(313)
Time Deposits	99,692	280	1.14%	108,941	494	1.82%	(39)	(175)	(214)
Total Interest-Bearing Deposits	530,806	657	0.50%	460,551	1,189	1.04%	99	(631)	(532)
Other borrowed funds	30,000	36	0.49%	—	—	—	18	18	36
Total Interest-Bearing Liabilities	560,806	693	0.50%	460,551	1,189	1.04%	117	(613)	(496)
Non-Interest-Bearing Liabilities:
Demand deposits	255,227			177,878
Other liabilities	3,948			4,405
Total Liabilities	819,981			642,834
Shareholders' Equity	82,535			77,546
Total Liabilities & Shareholders' Equity	$902,516			$720,380
Net Interest Income (FTE)		$6,021			$5,395		$1,106	$(480)	$626
Interest Rate Spread [2]			2.66%			2.86%
Interest Expense as a Percentage of Average Earning Assets			0.33%			0.70%
Net Interest Margin (FTE) [3]			2.83%			3.20%

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

Provision for loan losses

A provision for loan losses of $351 thousand was recognized during the three months ended March 31, 2021 compared to a provision for loan losses of $765 thousand recognized during the three months ended March 31, 2020, primarily due to the deterioration in the economic outlook resulting from the impact of COVID-19.

The period-end ALLL as a percentage of assets was 0.90% as of March 31, 2021 and December 31, 2020 and 0.85% as of March 31, 2020.  The percentage increase as compared to the prior year was primarily due to the increase in the necessary allowance on most of the Company’s loans due to worsening economic qualitative factors later in 2020, which was partially offset by the SBA-guaranteed PPP loans not needing an allowance.

Further discussion of management’s assessment of the ALLL is provided earlier in the report and in Note 4 – Allowance for Loan Losses, found in the Notes to the Consolidated Financial Statements.  In management’s opinion, the allowance was adequately provided for at March 31, 2021.  The ALLL calculation, provision for loan losses, asset quality and collateral values may be significantly impacted by deterioration in economic conditions.  We have downgraded the qualitative factors pertaining to economic conditions within our ALLL methodology; should economic conditions worsen, we could experience further increases in our required ALLL and record additional provision for loan loss exposure.

Noninterest income

The components of noninterest income for the three months ended March 31, 2021 and 2020 are shown below (dollars in thousands):

	For the three months ended		Variance
	March 31, 2021	March 31, 2020	$	%
Noninterest income:
Wealth management fees	$329	$310	$19	6.1%
Advisory and brokerage income	191	178	13	7.3%
Royalty income	5	47	(42)	-89.4%
Deposit account fees	160	179	(19)	-10.6%
Debit/credit card and ATM fees	154	157	(3)	-1.9%
Earnings/increase in value of bank owned life insurance	107	107	0	0.0%
Fees on mortgage sales	-	47	(47)	-100.0%
Gains on sales of securities	-	53	(53)	-100.0%
Loan swap fee income	15	509	(494)	-97.1%
Other	78	82	(4)	-4.9%
Total noninterest income	$1,039	$1,669	$(630)	-37.7%

Noninterest income for the three months ended March 31, 2021 of $1.0 million was $630 thousand or 37.7% lower than the amount recorded for the three months ended March 31, 2020.  Noninterest income fell predominantly due to the decline in loan swap fee income of $494 thousand, as swap arrangements are less attractive to borrowers in the current interest rate environment.  Additionally, there were no sales of securities in the first quarter of 2021, compared to gains on sales of securities of $53 thousand for the first quarter of 2021, and there were no fees on mortgage sales earned in the first quarter of the current year due to elimination of the department.

Noninterest expense

The components of noninterest expense for the three months ended March 31, 2021 and 2020 are shown below (dollars in thousands):

	For the three months ended		Variance
	March 31, 2021	March 31, 2020	$	%
Noninterest expense:
Salaries and employee benefits	$2,402	$2,424	$(22)	-0.9%
Net occupancy	495	452	43	9.5%
Equipment	116	131	(15)	-11.5%
ATM, debit and credit card	42	54	(12)	-22.2%
Bank franchise tax	173	163	10	6.1%
Computer software	167	140	27	19.3%
Data processing	289	328	(39)	-11.9%
FDIC deposit insurance assessment	63	0	63	N/A
Loan expenses	63	91	(28)	-30.8%
Marketing, advertising and promotion	137	139	(2)	-1.4%
Merger expenses	278	-	278	N/A
Professional fees	177	186	(9)	-4.8%
Other	379	435	(56)	-12.9%
Total noninterest expense	$4,781	$4,543	$238	5.2%

Noninterest expense for the quarter ended March 31, 2021 of $4.8 million was $238 thousand or 5.2% higher than the quarter ended March 31, 2020.  The predominant reason for the increase was that the Company incurred $278 thousand in merger-related expenses during the three months ended March 31, 2021.  During the three months ended March 31, 2021, the Company expensed $63 thousand related to FDIC deposit insurance assessment, compared to zero in the first quarter of the prior year.

The efficiency ratio (FTE) of 67.7% for the three months ended March 31, 2021 was elevated compared to the 64.3% for the same quarter of 2020, due primarily to the decrease in noninterest income. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP efficiency ratio.

Provision for Income Taxes

For the three months ended March 31, 2021 and 2020, the Company provided $376 thousand and $332 thousand for Federal income taxes, respectively, resulting in an effective income tax rate of 20.0% and 19.1%, respectively. The effective income tax rates differed from the U.S. statutory rate of 21% primarily due to the effect of tax-exempt income from life insurance policies and municipal bonds, and the effective rate for the three months ended March 31, 2021 was higher than the prior year, as certain merger related expenses are non-deductible for tax purposes.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None

ITEM 1A.  RISK FACTORS.

There have been no material changes from the risk factors described in the Company’s Form 10-K for the year ended December 31, 2020.  The risks described may not be the only risks facing us.  Additional risks and uncertainties not currently known to us or that are currently considered to not be material also may materially adversely affect our business, financial condition and/or operating results.

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline eXtensible Business Reporting Language, pursuant to Rule 405 of Regulation S-T (1): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Stockholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101.0)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA NATIONAL BANKSHARES CORPORATION
(Registrant)

By:	/s/ Glenn W. Rust
Glenn W. Rust
President and Chief Executive Officer (principal executive officer)

Date:	May 10, 2021

By:	/s/ Tara Y. Harrison
Tara Y. Harrison
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)
Date:	May 10, 2021