Form 10-Q
period 2021-06-30
Virginia National Bankshares Corp
filed 2021-08-13
CIK 1572334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of August 10, 2021, the registrant had 5,306,419 shares of common stock, $2.50 par value per share, outstanding.

VIRGINIA NATIONAL BANKSHARES CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30, 2021	December 31, 2020*
ASSETS	(Unaudited)
Cash and due from banks	$29,605	$8,116
Interest-bearing deposits in other banks	177,753	—
Federal funds sold	106,621	26,579
Securities:
Available for sale, at fair value	266,973	174,086
Restricted securities, at cost	4,272	3,010
Total securities	271,245	177,096
Loans	1,166,161	609,406
Allowance for loan losses	(5,522)	(5,455)
Loans, net	1,160,639	603,951
Premises and equipment, net	25,386	5,238
Bank owned life insurance	30,832	16,849
Goodwill	8,898	372
Core deposit intangible, net	8,272	—
Other intangible assets, net	307	341
Other real estate, net	611	—
Right of use asset, net	8,371	3,527
Accrued interest receivable and other assets	18,582	6,341
Total assets	$1,847,122	$848,410
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest-bearing	$449,483	$209,772
Interest-bearing	431,556	148,910
Money market and savings deposit accounts	577,414	272,980
Certificates of deposit and other time deposits	170,995	99,102
Total deposits	1,629,448	730,764
Advances from the FHLB	42,989	30,000
Junior subordinated debt	3,345	—
Lease liability	7,833	3,589
Accrued interest payable and other liabilities	4,905	1,459
Total liabilities	1,688,520	765,812

Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, $2.50 par value, 2,000,000 shares authorized, no shares outstanding	—	—
Common stock, $2.50 par value, 10,000,000 shares authorized; 5,305,819 shares issued and outstanding as of June 30, 2021 (includes 35,495 nonvested), and 2,714,273 shares issued and outstanding as of December 31, 2020 (includes 25,268 nonvested)	13,176	6,722
Capital surplus	104,360	32,457
Retained earnings	41,201	41,959
Accumulated other comprehensive income (loss)	(135)	1,460
Total shareholders' equity	158,602	82,598
Total liabilities and shareholders' equity	$1,847,122	$848,410

*	Derived from audited Consolidated Financial Statements

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest and dividend income:
Loans, including fees	$13,009	$6,156	$18,947	$12,027
Federal funds sold	21	10	33	95
Other interest-bearing accounts	39	-	39	-
Investment securities:
Taxable	757	229	1,264	738
Tax exempt	273	92	449	167
Dividends	32	24	66	48
Total interest and dividend income	14,131	6,511	20,798	13,075

Interest expense:
Demand and savings deposits	548	390	925	1,085
Certificates and other time deposits	324	366	604	860
Repurchase agreements and other borrowings	108	-	144	-
Total interest expense	980	756	1,673	1,945
Net interest income	13,151	5,755	19,125	11,130
Provision for (recovery of) loan losses	(141)	378	210	1,143
Net interest income after provision for (recovery of) loan losses	13,292	5,377	18,915	9,987

Noninterest income:
Wealth management fees	980	228	1,309	538
Advisory and brokerage income	359	163	550	341
Royalty income	12	24	17	71
Deposit account fees	426	143	586	322
Debit/credit card and ATM fees	599	134	753	291
Earnings/increase in value of bank owned life insurance	199	109	306	216
Fees on mortgage sales	-	30	-	77
Gains on sales of securities	-	590	-	643
Loan swap fee income	20	124	35	633
Other	325	81	403	163
Total noninterest income	2,920	1,626	3,959	3,295

Noninterest expense:
Salaries and employee benefits	4,741	2,258	7,143	4,682
Net occupancy	1,109	452	1,604	904
Equipment	340	136	456	267
Bank franchise tax	429	163	602	326
Computer software	216	136	383	276
Data processing	994	338	1,283	666
FDIC deposit insurance assessment	182	28	245	28
Marketing, advertising and promotion	232	140	369	279
Merger expenses	5,874	-	6,152	-
Professional fees	510	190	687	376
Core deposit intangible amortization	428	-	428	-
Other	938	563	1,422	1,143
Total noninterest expense	15,993	4,404	20,774	8,947

Income before income taxes	219	2,599	2,100	4,335
Provision for income taxes	72	511	448	843
Net income	$147	$2,088	$1,652	$3,492
Net income per common share, basic	$0.03	$0.77	$0.41	$1.29
Net income per common share, diluted	$0.03	$0.77	$0.41	$1.29

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income	$147	$2,088	$1,652	$3,492

Other comprehensive income (loss)

Unrealized gains (losses) on securities, net of tax of $506 and ($394) for the three and six months ended June 30, 2021; and net of tax of $512 and $403 for the three and six months ended June 30, 2020, respectively	1,903	1,920	(1,484)	1,514

Reclassification adjustment for realized gains on sales of securities, net of tax of ($0) and ($0) for the three and six months ended June 30, 2021; and net of tax of ($124) and ($135) for the three and six months ended June 30, 2020, respectively	—	(466)	—	(508)

Unrealized losses on interest rate swaps, net of tax of ($30) and ($30) for the three and six months ended June 30, 2021; and net of tax of $0 and $0 for the three and six months ended June 30, 2020, respectively	(111)	—	(111)	—

Total other comprehensive income (loss)	1,792	1,454	(1,595)	1,006

Total comprehensive income	$1,939	$3,542	$57	$4,498

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Dollars in thousands, except per share data)

(Unaudited)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2019	$6,720	$32,195	$37,235	$(43)	$76,107
Stock option expense	-	24	-	-	24
Restricted stock grant expense	-	15	-	-	15
Cash dividends declared ($0.30 per share)	-	-	(811)	-	(811)
Net income	-	-	1,404	-	1,404
Other comprehensive loss	-	-	-	(448)	(448)
Balance, March 31, 2020	$6,720	$32,234	$37,828	$(491)	$76,291
Stock option expense	-	34	-	-	34
Restricted stock grant expense	-	39	-	-	39
Cash dividends declared ($0.30 per share)	-	-	(814)	-	(814)
Net income	-	-	2,088	-	2,088
Other comprehensive income	-	-	-	1,454	1,454
Balance, June 30, 2020	$6,720	$32,307	$39,102	$963	$79,092

Balance, December 31, 2020	$6,722	$32,457	$41,959	$1,460	$82,598
Exercise of stock options	1	14	-	-	15
Stock option expense	-	34	-	-	34
Restricted stock grant expense	-	61	-	-	61
Vested stock grants	7	(7)	-	-	-
Cash dividends declared ($0.30 per share)	-	-	(814)	-	(814)
Net income	-	-	1,505	-	1,505
Other comprehensive loss	-	-	-	(3,387)	(3,387)
Balance, March 31, 2021	$6,730	$32,559	$42,650	$(1,927)	$80,012
Common stock issued in acquisition of Fauquier Bankshares, Inc.	6,428	71,608			78,036
Exercise of stock options	2	13	-	-	15
Stock option expense	-	31	-	-	31
Restricted stock grant expense	-	165	-	-	165
Vested stock grants	16	(16)	-	-	-
Cash dividends declared ($0.30 per share)	-	-	(1,596)	-	(1,596)
Net income	-	-	147	-	147
Other comprehensive income	-	-	-	1,792	1,792
Balance, June 30, 2021	$13,176	$104,360	$41,201	$(135)	$158,602

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the six months ended
	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,652	$3,492
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	210	1,143
Net accretion of certain acquisition-related discounts	(804)	-
Amortization of intangible assets	462	57
Net amortization and accretion of securities	661	210
Net gains on sale of securities	-	(643)
Earnings on bank owned life insurance	(306)	(216)
Deferred tax	25	-
Depreciation and other amortization	1,406	915
Stock option expense	65	58
Stock grant expense, restricted	226	-
Net change in:		54
Accrued interest receivable and other assets	(1,939)	(430)
Accrued interest payable and other liabilities	2,808	292
Net cash provided by operating activities	4,466	4,932

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Fauquier Bankshares	153,278	-
Net decrease (increase) in restricted investments	358	(53)
Purchases of available for sale securities	(15,217)	(62,259)
Proceeds from maturities, calls and principal payments of available for sale securities	12,923	29,161
Proceeds from sales of available for sale securities	—	46,075
Net decrease (increase) in loans	46,452	(93,296)
Cash payment for wealth management book of business	-	(50)
Purchase of bank premises and equipment	(818)	(80)
Net cash provided by (used in) investing activities	196,976	(80,502)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, and money market accounts	78,892	105,669
Net increase (decrease) in certificates of deposit and other time deposits	2,167	(12,679)
Net decrease in other borrowings	(23)	—
Proceeds from stock options exercised	30	-
Cash dividends paid	(3,224)	(1,618)
Net cash provided by financing activities	77,842	91,372
NET INCREASE IN CASH AND CASH EQUIVALENTS	$279,284	$15,802

CASH AND CASH EQUIVALENTS:
Beginning of period	$34,695	$19,085
End of period	$313,979	$34,887

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1,611	$2,032
Taxes	$1,042	$375

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized (losses) gains on available for sale securities	$(1,878)	$1,274
Unrealized (losses) gains on interest rate swaps	$(141)	$—
Assets acquired in business combination	$909,736	$—
Liabilities assumed in business combination	$840,226	$—
Change in goodwill	$8,526	$—

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2021

Note 1.  Summary of Significant Accounting Policies

Principles of Consolidation: The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2020.

Nature of Operations: The accompanying unaudited consolidated financial statements include the accounts of Virginia National Bankshares Corporation (the “Company”), and its subsidiaries Virginia National Bank (the “Bank”) and Masonry Capital Management, LLC (“Masonry Capital”), a registered investment advisor.  Beginning in 2019, the services offered under the umbrella of VNB Wealth are provided by Masonry Capital or by the Bank under VNB Trust & Estate Services or Sturman Wealth Advisors, formerly known as VNB Investment Services.  All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation: The preparation of financial statements in conformity with GAAP and the reporting guidelines prescribed by regulatory authorities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, accounting for business combinations, including loans acquired in the business combination, impairment of loans, goodwill impairment, other-than-temporary impairment of securities, other intangible assets, and fair value measurements. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Reclassifications:  If needed, certain previously reported amounts have been reclassified to conform to current period presentation.  No such reclassifications were significant

Business Combination: On April 1, 2021, the Company completed the merger with Fauquier Bankshares, Inc. with and into the Company for total consideration paid of $78.0 million.  Additional information about this transaction is presented in Note 2 – Business Combinations.

Recent Significant Accounting Pronouncements

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

Recently Adopted Accounting Developments

CARES Act In December 2020, the Consolidated Appropriates Act of 2021 (“CAA”) was passed.  Under Section 541 of the CAA, Congress extended or modified many of the relief programs first created by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), including the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) and treatment of certain loan modifications related to the COVID-19 pandemic. The adoption of the CARES Act had no material impact on the Company’s consolidated financial statements.  See further discussion of PPP loans and loan modifications in Notes 4 and 5 of the notes to the Consolidated Financial Statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not currently expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Note 2.  Business Combinations

On April 1, 2021 (The “Effective Date”), the Company completed the merger with Fauquier Bankshares, Inc. (“Fauquier”) with and into the Company (the “Merger”), with the Company surviving, pursuant to the terms of the Agreement and Plan of Reorganization, dated September 30, 2020, between the Company and Fauquier (the “Merger Agreement”).

Pursuant to the Merger Agreement, holders of shares of Fauquier common stock received 0.675 shares of the Company’s common stock for each share of Fauquier common stock held immediately prior to the Effective Date of the Merger, plus cash in lieu of fractional shares. In connection with the transaction, the Company issued 2,571,213 shares of its common stock to the shareholders of Fauquier and paid $4 thousand in cash lieu of fractional shares.  Each share of the Company’s common stock outstanding immediately prior to the Merger remained outstanding and was unaffected by the Merger.

Shortly after the Effective Date of the Merger, The Fauquier Bank (“TFB”), Fauquier’s wholly-owned bank subsidiary, was merged with and into Virginia National Bank, the Company’s wholly-owned bank subsidiary, with Virginia National Bank surviving.

The Company accounted for the Merger using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method of accounting, the assets acquired and liabilities assumed in the Merger and the common stock of the Company issued as consideration were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, particularly related to the loan portfolio, is inherently subjective and involves significant judgment regarding the methods and assumptions used to estimate fair value.  Under ASC 805, during the measurement period of up to one year, the acquirer shall adjust the amounts recognized at the acquisition date and may recognize additional assets or liabilities to reflect new information obtained from facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.  Measurement period adjustments are recognized in the reporting period in which they are determined.  The measurement period may not exceed one year from the acquisition date.

The following table presents as of April 1, 2021 the total consideration paid by the Company in connection with the Merger, the fair values of the assets acquired and liabilities assumed, and the resulting goodwill (dollars in thousands):

	As Recorded		As Recorded
	by Fauquier	Fair Value	by Virginia National
	Bankshares, Inc.	Adjustment	Bankshares

Assets:
Cash and cash equivalents	$153,282	$-	$153,282
Securities available for sale	93,133	-	93,133
Loans, net	615,766	(13,123)	602,643
Premises and equipment	16,276	3,872	20,148
Other real estate owned	1,356	(745)	611
Bank-owned life insurance	13,677	-	13,677
Right-of-use assets	4,355	1,077	5,432
Core deposit intangible	-	8,700	8,700
Other assets	12,917	(807)	12,110
Total assets acquired	$910,762	$(1,026)	$909,736

Liabilities:
Deposits	817,499	191	817,690
Short-term borrowings	12,582	473	13,055
Junior subordinated debt	4,124	(790)	3,334
Lease liability	4,440	352	4,792
Other liabilities	1,355	-	1,355
Total liabilities assumed	$840,000	$226	$840,226
Net assets acquired			$69,510
Total consideration paid			78,036
Goodwill			$8,526

In connection with the Merger, the Company recorded approximately $8.5 million of goodwill and $8.7 million of other intangible assets related to the core deposits of Fauquier.  The goodwill arising from the Merger of Fauquier is not deductible for income taxes.  The core deposit intangible asset (“CDI”) will be amortized over a period of seven years using the sum of years digits method.

Loans acquired from Fauquier (the “Acquired Loans”) had aggregate outstanding principal of $622.9 million and an estimated fair value of $602.6 million.  The discount between the outstanding principal balance and fair value of $20.3 million represents expected credit losses and adjustments for market interest rates of $21.3 million, offset by elimination of net deferred fees/costs of $979 thousand.

As of the Effective Date, the fair value of the performing loans was $513.8 million, which was 1.7% less than the book value of the loans.  The total fair value discount on performing loans of $9.0 million consisted of a credit discount of $8.4 million and an other fair value discount of $647 thousand.  Loans that have evidence of deterioration in credit quality since origination are categorized as purchased credit impaired (“PCI”).  As of the Effective Date, the fair value of PCI loans was $87.3 million, which was 12.3% below the book value of the loans.  The total fair value mark on PCI loans of $12.3 million consisted of a credit discount of $11.2 million and an other fair value discount of $1.1 million.

Under the acquisition method (ASC 805), the allowance for loan losses recorded in the books of Fauquier in the amount of $7.2 million was not carried over into the books of the Company.

Information about PCI loans acquired from Fauquier as of April 1, 2021 is as follows (dollars in thousands):

April 1, 2021
Contractual principal and interest at acquisition	$136,476
Nonaccretable difference	(33,712)
Expected cash flows at acquisition	102,764
Accretable yield	(15,499)
Basis in PCI loans at acquisition, estimated fair value	$87,265

Fair values of the major categories of assets acquired and liabilities assumed as part of the Merger were determined as follows:

Cash and due from banks: The carrying amount of cash and due from banks  was used as a reasonable estimate of fair value.

Securities available for sale: The estimated fair value of investment securities available for sale was based on quoted pricing for those securities.

Loans:  The Acquired Loans were recorded at fair value at the Merger date without carryover of Fauquier's allowance for loan losses. The fair value of the Acquired Loans was determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on the loans and then discounting those cash flows based on a discount rate that would be required by a market participant. In this regard, the Acquired Loans were segregated into pools based on loan type and credit risk. Loan type was determined based on collateral type, loan purpose and loan structure. Credit risk characteristics included risk rating groups (pass rated loans and adversely classified loans), updated loan-to-value ratios and lien position, and past loan performance. For valuation purposes, these pools were further disaggregated by maturity and pricing characteristics (e.g., fixed-rate, adjustable-rate, balloon maturities).

Premises and equipment:  The land and buildings acquired were recorded at fair value as determined by current appraisals by independent third parties and tax assessments at Effective Date.

Other real estate owned:  Other real estate owned was recorded at fair value based on an existing purchase contract, less estimated selling costs.

Bank owned life insurance:  The carrying amount of bank owned life insurance was used as a reasonable estimate of fair value.

Right of use assets and lease liabilities:  Lease liabilities were measured at the present value of the remaining lease payments, as if the acquired lease were a new lease of the Company at the Effective Date. Right-of-use assets were measured at the same amount as the lease liability as adjusted to reflect favorable or unfavorable terms of the lease when compared with market terms.

Core deposit intangible: The fair value of the CDI was determined based on a discounted cash flow analysis using a discount rate based on the estimated cost of equity capital for a market participant. To calculate cash flows, deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the cost of alternative funding sources available through the FHLB. The life of the deposit base and projected deposit attrition rates were determined using Fauquier’s historical deposit data. The CDI was estimated at $8.7 million or 1.2% of non-maturity deposits.

Deposits:  The fair value adjustment of deposits represents a premium over the value of the contractual repayments of fixed-maturity deposits using prevailing market interest rates for similar term certificates of deposit, using a discounted cash flow method. The resulting estimated fair value adjustment of certificates of deposit ranging in maturity from one month to three years is a $191,000 premium and is being amortized into income over a period of seven months.

Short-term borrowings:  The fair value of borrowings was determined by comparison to current interest rates for similar borrowings.  The resulting fair value adjustment to short-term borrowings is a $473,000 premium which will be amortized into interest expense over the remaining life of the debt on a straight-line basis.

Junior subordinated debt:  The fair value of the junior subordinated debt was determined by forecasting the cash flows at the stated coupon rate and discount at a prevailing market rate.  The prevailing market rate was based on implied market yields for recently issued debt with similar duration, credit quality, seniority and structure, issued by institutions of similar asset size. The resulting estimated fair value adjustment of junior subordinated debt is a $790,000 discount and is being accreted over the remaining life of the debt on a straight-line basis.

The revenue and earnings amounts specific to Fauquier since the Effective Date that are included in the consolidated results for 2021 are not readily determinable.  The disclosures of these amounts are impracticable due to the merging of certain processes and systems at the Effective Date.

Merger related expenses associated with the Merger of Fauquier were $5.9 million ($4.6 million after taxes) for the three months ended June 30, 2021, $6.2 million ($4.7 million after taxes) for the six months ended June 30, 2021 and $7.7 million ($5.4 million after taxes) in the aggregate through June 30, 2021. These costs included investment banker fees, expenses related to the integration of systems and operations, change of control payments and legal and consulting expenses, which have been expensed as incurred.  There were no merger related expenses during the three and six months ended June 30, 2020.

Note 3.  Securities

The amortized cost and fair values of securities available for sale as of June 30, 2021 and December 31, 2020 were as follows (dollars in thousands):

June 30, 2021		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$35,839	$58	$(669)	$35,228
Mortgage-backed securities/CMOs	136,503	842	(927)	136,418
Municipal bonds	94,661	1,352	(686)	95,327
Total Securities Available for Sale	$267,003	$2,252	$(2,282)	$266,973

December 31, 2020		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$25,496	$7	$(198)	$25,305
Mortgage-backed securities/CMOs	77,438	844	(182)	78,100
Municipal bonds	69,303	1,499	(121)	70,681
Total Securities Available for Sale	$172,237	$2,350	$(501)	$174,086

As of June 30, 2021, there were $132.7 million, or 86 issues of individual securities, held in an unrealized loss position.  These securities have an unrealized loss of $2.3 million and consisted of 46 mortgage-backed/collateralized mortgage obligations (“CMOs”), 25 municipal bonds, and 15 agency bonds.

The following table summarizes all securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, at June 30, 2021, and December 31, 2020 (dollars in thousands):

June 30, 2021
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$26,817	$(669)	$—	$—	$26,817	$(669)
Mortgage-backed/CMOs	68,035	(897)	1,537	(30)	69,572	(927)
Municipal bonds	35,582	(683)	762	(3)	36,344	(686)
	$130,434	$(2,249)	$2,299	$(33)	$132,733	$(2,282)

December 31, 2020
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$19,298	$(198)	$—	$—	$19,298	$(198)
Mortgage-backed/CMOs	24,523	(182)	—	—	24,523	(182)
Municipal bonds	21,501	(121)	—	—	21,501	(121)
	$65,322	$(501)	$—	$—	$65,322	$(501)

The Company’s securities portfolio is primarily made up of fixed rate instruments, the prices of which move inversely with interest rates.  Any unrealized losses are considered by management to be driven by increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the instruments approach their maturity date or repricing date or if market yields for such investments decline.  At the end of any accounting period, the portfolio may have both unrealized gains and losses.  Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality.  Accordingly, as of June 30, 2021, management believes the impairments detailed in the table above are temporary, and no impairment loss has been realized in the Company’s consolidated income statement.

An “other-than-temporary impairment” (“OTTI”) is considered to exist if either of the following conditions are met: it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or the Company does not expect to recover the security’s entire amortized cost basis (even if the Company does not intend to sell).  In the event that a security would suffer impairment for a reason that was “other than temporary,” the Company would be expected to write down the security’s value to its new fair value, and the amount of the write down would be included in earnings as a realized loss.  As of June 30, 2021, management has concluded that none of its investment securities have an OTTI based upon the information available.  Additionally, management has the ability to hold any security with an unrealized loss until maturity or until such time as the value of the security has recovered from its unrealized loss position.

Securities having carrying values of $10.4 million at June 30, 2021 were pledged as collateral to secure deposits and for other purposes and facilitate borrowing from the Federal Reserve Bank of Richmond (“FRB”).  At December 31, 2020, securities having carrying values of $6.0 million were similarly pledged.

For the six months ended June 30, 2021, there were no sales of securities. For the six months ended June 30, 2020, proceeds from the sales of securities amounted to $46.1 million, with realized gains of $655 thousand and realized losses of $12 thousand.

Restricted securities are securities with limited marketability and consist of stock in the FRB, the Federal Home Loan Bank of Atlanta (“FHLB”), and CBB Financial Corporation, the holding company for Community Bankers Bank.  Additionally with the Fauquier merger, the Company acquired an investment in an SBA loan fund of $500 thousand.  These restricted securities, totaling $4.3 million and $3.0 million as of June 30, 2021 and December 31, 2020, are carried at cost.

Note 4.  Loans

The composition of the loan portfolio by major loan classifications at June 30, 2021 and December 31, 2020 appears below (dollars in thousands).

	June 30,	December 31,
	2021	2020
Commercial	$160,473	$118,688
Real estate construction and land	96,421	22,509
1-4 family residential mortgages	381,801	132,966
Commercial mortgages	455,795	277,109
Consumer	71,671	58,134
Total loans	1,166,161	609,406
Less: Allowance for loan losses	(5,522)	(5,455)
Net loans	$1,160,639	$603,951

Primarily within the second quarter of 2020 and the first quarter of 2021, the Company, including Virginia National Bank and The Fauquier Bank prior to the Merger, assisted nonprofit organizations and local businesses by funding a combined total of $207.5 million of Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans, which were designed to provide economic relief to small businesses adversely impacted by COVID-19. As of June 30, 2021, the Company had PPP loans of $68.8 million outstanding on its balance sheet, with the remainder having been forgiven by the SBA.

The balances in the table above include unamortized premiums and net deferred loan costs (fees) on PPP loans and loans purchased prior to the Merger. As of June 30, 2021 and December 31, 2020, unamortized premiums on loans purchased prior to the Merger were $1.4 million and $1.8 million, respectively.  Net deferred loan costs (fees) totaled $(1.7) million and $(931) thousand as of June 30, 2021 and December 31, 2020, respectively.  The deferred fees increased $805 thousand due to the fees collected from the SBA for the additional PPP loans funded during the six months ended June 30, 2021. Net deferred fees on PPP loans and loans purchased prior to the Merger are being amortized over the contractual life of the underlying loans. As loans are forgiven by the SBA, accounting principles allow for the accelerated recognition of unamortized fees at that time.

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting.  The table above includes a net fair value mark of $12.4 million on the purchased impaired loans and $8.2 million on the purchased performing loans as of June 30, 2021 on the loans acquired in the Merger.   See Note 2 – Business Combinations for more information on fair value of  loan balances acquired in the Merger.

The outstanding principal balance and the carrying amount at June 30, 2021 on these Acquired Loans were as follows:

	June 30, 2021
	Acquired Loans - Purchased Credit Impaired	Acquired Loans - Purchased Performing	Acquired Loans - Total
Outstanding principal balance	$87,930	$470,189	$558,119
Carrying amount:
Commercial	$1,983	$61,013	$62,996
Real estate construction and land	27,972	31,953	59,925
1-4 family residential mortgages	17,324	215,898	233,222
Commercial mortgages	25,348	145,570	170,918
Consumer	2,925	7,552	10,477
Total Acquired Loans	$75,552	$461,986	$537,538

The following table presents a summary of the change in the accretable yield of loans classified as purchased credit impaired:

June 30, 2021

Accretable yield, beginning of period	$—
Additions	15,499
Accretion	(858)
Accretable yield, end of period	$14,641

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

The following tables reflect the breakdown by class of the Company’s loans classified as impaired loans, excluding Acquired Loans that are not impaired, as of June 30, 2021 and December 31, 2020.  These loans are reported at their recorded investment, which is the carrying amount of the loan as reflected on the Company’s balance sheet, net of charge-offs and other amounts applied to reduce the net book balance.  Average recorded investment in impaired loans is computed using an average of month-end balances for these loans for either the six months ended June 30, 2021 or the twelve months ended December 31, 2020.  Interest income recognized is for the six months ended June 30, 2021 or the twelve months ended December 31, 2020 (dollars in thousands).

June 30, 2021	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
Real estate construction and land	$—	$—	$-	$4	$-
1-4 family residential mortgages	103	103	-	105	3
Total impaired loans without a valuation allowance	103	103	-	109	3

Impaired loans with a valuation allowance
Consumer	955	955	4	1,004	27
Total impaired loans with a valuation allowance	955	955	4	1,004	27
Total impaired loans	$1,058	$1,058	$4	$1,113	$30

December 31, 2020	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
Real estate construction and land	$8	$55	$-	$97	$-
1-4 family residential mortgages	109	109	-	113	6
Commercial real estate	-	-	-	781	48
Total impaired loans without a valuation allowance	117	164	-	991	54

Impaired loans with a valuation allowance
Consumer	1,156	1,156	4	1,145	70
Total impaired loans with a valuation allowance	1,156	1,156	4	1,145	70
Total impaired loans	$1,273	$1,320	$4	$2,136	$124

Included in the impaired loans are non-accrual loans.  Generally, a loan is placed on non-accrual when it is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more.  Any unpaid interest previously accrued on those loans is reversed from income.  Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote.  Interest payments received on such loans are applied as a reduction of the loan principal balance.  Interest income on other non-accrual loans is recognized only to the extent of interest payments received.  The recorded investment in non-accrual loans is shown below by class (dollars in thousands):

	June 30, 2021	December 31, 2020
Real estate construction and land	$—	$8
Consumer	17	-
Total non-accrual loans	$17	$8

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

In accordance with regulatory guidance, the Company has approved for certain customers who have been adversely affected by COVID-19 to defer principal-only, or principal and interest.  Such short-term modifications, which were made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs.  While interest will continue to accrue to income, in accordance with GAAP, if the Company ultimately incurs a credit loss on these deferred payments, interest income would need to be reversed and therefore, interest income in future periods could be negatively impacted.  A total of $59.7 million in loan deferments have been approved since the beginning of the pandemic.  As of June 30, 2021, $57.7 million, or 96.6%, of the total loan deferments approved have returned to normal payment schedules and are now current.

Based on regulatory guidance on student lending, the Company has classified 57 of its student loans purchased (“Purchased Student Loans”), which exclude the student loans acquired from Fauquier that are 98% guaranteed by the U. S. Government (the “Acquired Student Loans”), as TDRs for a total of $1.0 million as of June 30, 2021.  These borrowers that should have been in repayment have requested and been granted payment extensions or reductions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered TDRs.  Student loan borrowers are allowed in-school deferments, plus an automatic six-month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance.  Initially, all student loans were fully insured by a surety bond, and the Company did not expect to experience a loss on these loans.  Based on the loss of insurance after July 27, 2018 due to the insolvency of the insurer, management has evaluated these loans individually for impairment and included any expected loss in the allowance for loan losses; interest continues to accrue on these TDRs during any deferment and forbearance periods.

The following provides a summary, by class, of TDRs that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and TDRs that have been placed in non-accrual status, which are considered to be nonperforming (dollars in thousands).

Troubled debt restructurings	June 30, 2021		December 31, 2020
	No. of	Recorded	No. of	Recorded
	Loans	Investment	Loans	Investment
Performing TDRs
1-4 family residential mortgages	1	$103	1	$109
Consumer	57	955	75	1,156
Total performing TDRs	58	$1,058	76	$1,265

Nonperforming TDRs
Real estate construction and land development	0	$-	1	$8
Total nonperforming TDRs	0	$-	1	$8
Total TDRs	58	$1,058	77	$1,273

A summary of loans shown above that were modified under the terms of a TDR during the three and six months ended June 30, 2021 and 2020 is shown below by class (dollars in thousands).  The Post-Modification Recorded Balance reflects the period end balances, inclusive of any interest capitalized to principal, partial principal paydowns, and principal charge-offs since the modification date.  Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

	For the three months ended			For the three months ended
	June 30, 2021			June 30, 2020
	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance
Consumer	0	$—	$—	6	$49	$49
Total loans modified during the period	0	$—	$—	6	$49	$49

	For the six months ended			For the six months ended
	June 30, 2021			June 30, 2020
	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance
Consumer	6	$63	$63	11	$109	$109
Total loans modified during the period	6	$63	$63	11	$109	$109

During the six months ended June 30, 2021, there were three loans modified as a TDR that subsequently defaulted which had been modified as a TDR during the twelve months prior to default.  These student loans had balances of $22 thousand prior to being charged off. There were five loans modified as a TDR that subsequently defaulted during the year ended December 31, 2020 which had been modified as a TDR during the twelve months prior to default.  These student loans had balances totaling $48 thousand prior to being charged off.

There was one loan secured by 1-4 family residential property, from the Acquired Loans, that was in the process of foreclosure with a principal balance of $220 thousand at June 30, 2021 and no loans secured by 1-4 family residential property were in the process of foreclosure at December 31, 2020.

Note 5.  Allowance for Loan Losses

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

For purposes of determining the allowance for loan losses on the outstanding loans that were not Acquired Loans (the “Non-Acquired Loans”), the Company has segmented certain loans in the portfolio by product type.  Within these segments, the Company has sub-segmented its portfolio by classes within the segments, based on the associated risks within these classes.  Note that under the acquisition method of accounting (ASC 805), the allowance for loan losses recorded in the books of Fauquier was not carried over into the books of the Company.

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

The migration analysis loss method is used for all loan pools except for the following:

•

Student loans purchased (excluding Acquired Student Loans) - On June 27, 2018, the Company was notified that ReliaMax Surety Company (“ReliaMax Surety”), the South Dakota insurance company which issued surety bonds for the student loan pools, was placed into liquidation due to insolvency.  As such, the historical charge-off rate on this portfolio is determined by using the Company’s own losses/charge-offs since July 1, 2018 together with prior insurance claim history. For reporting periods prior to June 30, 2018, the Company did not charge off student loans as the insurance covered the past due loans, but the Company did apply qualitative factors to calculate a reserve on these loans, net of the deposit reserve accounts held by the Company for this group of loans.

•	Commercial and industrial government guaranteed loans and PPP loans - These loans require no reserve as these are 100% guaranteed by either the SBA or the United States Department of Agriculture.

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

The following represents the loan portfolio designated by the internal risk ratings assigned to each credit as of June 30, 2021 and December 31, 2020 (dollars in thousands). There were no loans rated “Doubtful” as of either period.

June 30, 2021	Excellent	Good	Pass	Watch	Special Mention	Sub- standard	TOTAL
Commercial	$100,879	$14,189	$44,911	$39	$236	$219	$160,473
Real estate construction and land	-	-	94,159	-	1,595	667	96,421
1-4 family residential mortgages	-	-	368,975	2,873	663	9,290	381,801
Commercial mortgages	-	3,344	429,966	5,604	1,517	15,364	455,795
Consumer	544	25,691	44,227	1,122	32	55	71,671
Total Loans	$101,423	$43,224	$982,238	$9,638	$4,043	$25,595	$1,166,161

December 31, 2020	Excellent	Good	Pass	Watch	Special Mention	Sub- standard	TOTAL
Commercial	$87,014	$14,336	$16,126	$485	$-	$727	$118,688
Real estate construction and land	-	-	22,305	-	-	204	22,509
1-4 family residential mortgages	-	-	126,910	3,634	1,357	1,065	132,966
Commercial mortgages	-	-	261,663	5,854	-	9,592	277,109
Consumer	1,012	18,929	36,573	1,373	64	183	58,134
Total Loans	$88,026	$33,265	$463,577	$11,346	$1,421	$11,771	$609,406

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

As of March 31, 2020 and June 30, 2020, the Company downgraded the economic qualitative factors within its ALLL model in light of the effects of COVID-19 on the economy.  No additional downgrades of such factors were taken during the quarters ended September 30, 2020, December 31, 2020 or March 31, 2021.  During the quarter ended June 30, 2021, the Company upgraded the economic qualitative factors, resulting in a release of a portion of the reserves for loan losses related to the pandemic, as credit deterioration since the onset of COVID-19 has so far not been experienced to the extent anticipated. If economic conditions improve or worsen, the Company could experience changes in the required ALLL.  It is possible that asset quality metrics could decline in the future if there is a resurgence of COVID-19 cases that disrupts economic activity.

For each segment and class of loans, management must exercise significant judgment to determine the estimation method that fits the credit risk characteristics of its various segments. Although this evaluation is inherently subjective, qualified management utilizes its significant knowledge and experience related to both the Company’s markets and the history of the Company’s loan losses.

Impaired loans are individually evaluated and, if deemed appropriate, a specific allocation is made for these loans. In reviewing the loans classified as impaired loans totaling $1.1 million at June 30, 2021, a specific valuation allowance was recognized after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the borrower.  The $4 thousand in the allowance total shown below as individually evaluated for impairment was attributed to the impaired student loans that required an allowance as of June 30, 2021 due to the loss of the insurance on this portfolio as discussed previously.

A summary of the transactions in the Allowance for Loan Losses by major loan portfolio segment for the six months ended June 30, 2021 and the year ended December 31, 2020 appears below (dollars in thousands):

Allowance for Loan Losses Rollforward by Portfolio Segment

As of and for the period ended June 30, 2021
	Commercial Loans	Real Estate Construction and Land	Real Estate Mortgages	Consumer Loans	Total
Allowance for Loan Losses:
Balance as of beginning of year	$209	$160	$3,897	$1,189	$5,455
Charge-offs	—	—	—	(397)	(397)
Recoveries	181	2	3	68	254
Provision for (recovery of) loan losses	(257)	79	50	338	210
Ending Balance	$133	$241	$3,950	$1,198	$5,522

Ending Balance:
Individually evaluated for impairment	$—	$—	$—	$4	$4
Collectively evaluated for impairment	133	241	3,950	1,194	5,518
Acquired loans - purchased credit impaired	$—	$—	$—	$—	$—
Loans:
Individually evaluated for impairment	$—	$—	$103	$955	$1,058
Collectively evaluated for impairment	158,490	68,449	794,821	67,791	1,089,551
Acquired loans - purchased credit impaired	1,983	27,972	42,672	2,925	75,552
Ending Balance	$160,473	$96,421	$837,596	$71,671	1,166,161

As of and for the period ended December 31, 2020
	Commercial Loans	Real Estate Construction and Land	Real Estate Mortgages	Consumer Loans	Total
Allowance for Loan Losses:
Balance as of beginning of year	$302	$109	$2,684	$1,114	$4,209
Charge-offs	—	—	—	(805)	(805)
Recoveries	28	-	1	400	429
Provision for (recovery of) loan losses	(121)	51	1,212	480	1,622
Ending Balance	$209	$160	$3,897	$1,189	$5,455

Ending Balance:
Individually evaluated for impairment	$—	$—	$—	$4	$4
Collectively evaluated for impairment	209	160	3,897	1,185	5,451
Loans:
Individually evaluated for impairment	$—	$8	$109	$1,156	$1,273
Collectively evaluated for impairment	118,688	22,501	409,966	56,978	608,133
Ending Balance	$118,688	$22,509	$410,075	$58,134	$609,406

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

The following tables show the aging of past due loans as of June 30, 2021 and December 31, 2020 (dollars in thousands).

Past Due Aging as of June 30, 2021	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	PCI	Current	Total Loans	90 Days Past Due and Still Accruing

Commercial	$790	$77	$1,117	$1,984	$1,983	$156,506	$160,473	$1,117
Real estate construction and land	51	-	-	51	27,972	68,398	96,421	-
1-4 family residential mortgages	1,528	-	280	1,808	17,324	362,669	381,801	280
Commercial mortgages	1,923	-	-	1,923	25,348	428,524	455,795	-
Consumer loans	304	44	158	506	2,925	68,240	71,671	141
Total Loans	$4,596	$121	$1,555	$6,272	$75,552	$1,084,337	$1,166,161	$1,538

Past Due Aging as of December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing

Commercial	$1,130	$470	$-	$1,600	$117,088	$118,688	$-
Real estate construction and land	-	-	-	-	22,509	22,509	-
1-4 family residential mortgages	501	-	-	501	132,465	132,966	-
Commercial mortgages	46	-	-	46	277,063	277,109	-
Consumer loans	298	66	137	501	57,633	58,134	137
Total Loans	$1,975	$536	$137	$2,648	$606,758	$609,406	$137

NOTE 6: Goodwill and Other Intangible Assets

The carrying amount of goodwill was $8.9 million and $372 thousand at June 30, 2021 and December 31, 2020, respectively. The following table presents the changes in goodwill during the six months ended June 30, 2021.  There were no changes in the recorded balance of goodwill during the three and six months ended June 30, 2020.

	Sturman Wealth Advisors	Fauquier	Total
Balance as of January 1, 2021	$372	$-	$372
Acquisition of Fauquier Bankshares, Inc.	-	8,526	8,526
Balance at June 30, 2021	$372	$8,526	$8,898

The Corporation had $8.6 million and $341 thousand of other intangible assets as of June 30, 2021 and December 31, 2020, respectively.  Other intangible assets were recognized in connection with the core deposits acquired from Fauquier in 2021 and the book of business, including interest in the client relationships of an officer, acquired by VNB Wealth in 2016, Sturman Wealth Advisors.  The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets (dollars in thousands):

	June 30, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible	$8,700	$(428)	$-	$-
Customer relationships intangible	773	(466)	773	(432)
Total	$9,473	$(894)	$773	$(432)

Amortization expense was $445 thousand and $17 thousand for the three months ended June 30, 2021 and 2020, respectively and $462 thousand and $57 thousand for the six months ended June 30, 2021 and 2020, respectively.

Estimated future amortization expense as of June 30, 2021 is as follows (dollars in thousands):

	Core	Customer
	Deposit	Relationships
	Intangible	Intangible
For the six months ending December 31, 2021	$823	$34
For the year ending December 31, 2022	1,517	67
For the year ending December 31, 2023	1,345	67
For the year ending December 31, 2024	1,172	67
For the year ending December 31, 2025	999	67
Thereafter	2,416	5
Total	$8,272	$307

Note 7.  Net Income Per Share

The table below shows the weighted average number of shares used in computing net income per common share and the effect of the weighted average number of shares of potential dilutive common stock for the three and six months ended June 30, 2021 and 2020. Diluted net income per share is computed based on the weighted average number of shares of common stock equivalents outstanding, to the extent dilutive.  The Company’s common stock equivalents relate to outstanding common stock options. Unvested restricted stock as noted in the Consolidated Balance Sheets as of June 30, 2021 and June 30, 2020 is included in the calculation of basic and diluted net income per share (dollars below reported in thousands except per share data).

Three Months Ended	June 30, 2021			June 30, 2020
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic net income per share	$147	5,305,277	$0.03	$2,088	2,710,019	$0.77
Effect of dilutive stock options	-	15,013	-	-	625	-
Diluted net income per share	$147	5,320,290	$0.03	$2,088	2,710,644	$0.77

Six Months Ended	June 30, 2021			June 30, 2020
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic net income per share	$1,652	4,019,700	$0.41	$3,492	2,701,411	$1.29
Effect of dilutive stock options	-	11,601	-	-	900	-
Diluted net income per share	$1,652	$4,031,301	$0.41	$3,492	$2,702,311	$1.29

For the three and six months ended June 30, 2021, there were 78,301 option shares considered anti-dilutive and excluded from this calculation. For the three and six months ended June 30, 2020, there were 105,404 and 104,301 option shares, respectively, considered anti-dilutive and excluded from this calculation.

Note 8.  Stock Incentive Plans

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

A summary of the shares issued and available under each of the Plans is shown below as of June 30, 2021.  Share data and exercise price range per share have been adjusted to reflect prior issued stock dividends.  Although the 2005 Plan has expired and no new grants will be issued under this plan, there were options issued before the plan expired that are still outstanding as shown below.

	2005 Plan	2014 Plan
Aggregate shares issuable	253,575	275,625
Options issued, net of forfeited and expired options	(59,870)	(146,506)
Unrestricted stock issued	-	(11,535)
Restricted stock grants issued	-	(49,898)
Cancelled due to Plan expiration	(193,705)	-
Remaining available for grant	-	67,686

Stock grants issued and outstanding:
Total vested and unvested shares	—	57,036
Fully vested shares	—	21,541

Option grants issued and outstanding:
Total vested and unvested shares	1,379	144,301
Fully vested shares	1,379	47,293

Exercise price range	$13.69	$23.75 to $42.62

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

Stock Options

Changes in the stock options outstanding related to the Plans are summarized below (dollars in thousands except per share data):

	June 30, 2021
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2021	146,783	$33.51	$-
Issued	—	—
Exercised	(1,103)	27.39
Expired	—	—
Outstanding at June 30, 2021	145,680	$33.56	$996

Options exercisable at June 30, 2021	48,672	$39.42	$106

For the six months ended June 30, 2021 and 2020, the Company recognized $65 thousand and $58 thousand, respectively, in compensation expense for stock options.  As of June 30, 2021, there was $362 thousand in unrecognized compensation expense remaining to be recognized in future reporting periods through 2025. The fair value of any stock option grant is estimated at the grant date using the Black-Scholes pricing model.  No stock option grants were issued during the three months ended June 30, 2021, or during the three months ended June 30, 2020.  No stock option grants were issued in the six months ended June 30, 2021, and 420 stock options grants were issued during the six months ended June 30, 2020.

The fair value of each option granted in the six months ended June 30, 2021 and 2020 was estimated based on the assumptions noted in the following table:

	For the six months ended
	June 30, 2021	June 30, 2020
Expected volatility[1]	N/A	22.97%
Expected dividends[2]	N/A	4.75%
Expected term (in years)[3]	N/A	6.50
Risk-free rate[4]	N/A	0.68%

1	Based on the monthly historical volatility of the Company’s stock price over the expected life of the options.
2	Calculated as the ratio of historical dividends paid per share of common stock to the stock price on the date of grant.
3	Based on the average of the contractual life and vesting period for the respective option.
4	Based upon an interpolated U.S. Treasury yield curve interest rate that corresponds to the contractual life of the option, in effect at the time of the grant.

Summary information pertaining to options outstanding at June 30, 2021 is shown below. Share and per share data have been adjusted to reflect the prior stock dividends issued.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$13.69 to $20.00	1,379	1.6 Years	$13.69	1,379	$13.69
$20.01 to $30.00	66,000	9.0 Years	24.64	5,200	26.00
$30.01 to $40.00	20,820	7.7 Years	38.14	7,608	38.73
$40.01 to $42.62	57,481	6.9 Years	42.62	34,485	42.62
Total	145,680	7.9 Years	$33.56	48,672	$39.42

Stock Grants

Restricted stock grants – During the three and six months ended June 30, 2021,5,730 and 19,233 restricted shares, respectively, were granted to employees and non-employee directors, vesting over a four- or five-year period.  During the three and six months ended June 30, 2020, 11,900 and 22,268 restricted shares, respectively, were granted.  For the three and six months ended June 30, 2021, $165 thousand and $226 thousand, respectively, was expensed as a result of restricted stock grants.  For the three and six months ended June 30, 2020, $39 thousand and $54 thousand, respectively, in expense was incurred.   As of June 30, 2021, there was $1.1 million in unrecognized compensation expense for restricted stock grants remaining to be recognized in future reporting periods through 2026.

Changes in the restricted stock grants outstanding during the six months ended June 30, 2021 are summarized below (dollars in thousands except per share data):

	June 30, 2021
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested as of January 1, 2021	25,268	$26.60	$982
Issued	19,233	30.20	748
Vested	(9,006)	26.01	(350)
Nonvested at June 30, 2021	35,495	$28.70	$1,380

Note 9.  Fair Value Measurements

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

The following tables present the balances measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (dollars in thousands):

		Fair Value Measurements at June 30, 2021 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$35,228	$-	$35,228	$-
Mortgage-backed securities/CMOs	136,418	-	136,418	-
Municipal bonds	95,327	-	95,327	-
Total securities available for sale	$266,973	$-	$266,973	$-

		Fair Value Measurements at December 31, 2020 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$25,305	$-	$25,305	$-
Mortgage-backed securities/CMOs	78,100	-	78,100	-
Municipal bonds	70,681	-	70,681	-
Total securities available for sale	$174,086	$-	$174,086	$-

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

Other Real Estate Owned

Other real estate owned (“OREO”) is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the Allowance for Loan Losses.  Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the Consolidated Statements of Income. As of June 30, 2021, the Company had one OREO property acquired through the merger with Fauquier which is carried at a fair value of $611 thousand.  As of December 31, 2020, the Company had no OREO property.

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

Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. The Company had impaired loans, excluding acquired impaired loans, of $1.1 million as of June 30, 2021 and $1.3 million as of December 31, 2020. All impaired loans were measured based on expected future cash flows discounted at the loan’s effective interest rate, or fair value of collateral, as noted above.

The following table presents the Company’s assets that were measured at fair value on a nonrecurring basis as of June 30, 2021.  There were no such assets to report as of December 31, 2020.

		Fair Value Measurements at June 30, 2021 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Other Real Estate Owned	$611	$—	$—	$611

For the assets measured at fair value on a nonrecurring basis as of June 30, 2021, the following table displays quantitative information about Level 3 Fair Value Measurements (dollars in thousands):

Description	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Assets:
Other Real Estate Owned	$611	Market comparables	Discount applied to bonafide offer *	6.0%
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

Interest rate swaps

The Company recognizes interest rate swaps at fair value.  The Company has contracted with a third-party to provide valuations for interest rate swaps using standard valuation techniques.  The Company’s interest rate swaps are classified as Level 2.

The carrying values and estimated fair values of the Company's financial instruments as of June 30, 2021 and December 31, 2020 are as follows (dollars in thousands):

		Fair Value Measurements at June 30, 2021 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$313,979	$313,979	$-	$-	$313,979
Available for sale securities	266,973	-	266,973	-	266,973
Loans, net	1,160,639	-	-	1,174,565	1,174,565
Bank owned life insurance	30,775	-	30,775	-	30,775
Other real estate, net	611	-	-	611	611
Accrued interest receivable	4,197	-	1,135	3,062	4,197

Liabilities
Demand deposits and
interest-bearing transaction, money market, and savings accounts	$1,458,453	$-	$1,458,453	$-	$1,458,453
Certificates of deposit and other time deposits	170,995	-	171,295	-	171,295
Borrowings	42,989	-	42,741	-	42,741
Junior subordinated debt	3,345	-	-	3,345	3,345
Accrued interest payable	221	-	221	-	221
Interest rate swaps	291		291

		Fair Value Measurements at December 31, 2020 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$34,695	$34,695	$-	$-	$34,695
Available for sale securities	174,086	-	174,086	-	174,086
Loans, net	603,951	-	-	602,859	602,859
Bank owned life insurance	16,849	-	16,849	-	16,849
Accrued interest receivable	2,904	-	729	2,175	2,904

Liabilities
Demand deposits and
interest-bearing transaction and money market accounts	$631,662	$-	$631,662	$-	$631,662
Certificates of deposit and other time deposits	99,102	-	99,580	-	99,580
Borrowings	30,000	-	30,000	-	30,000
Accrued interest payable	159	-	159	-	159

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

Note 10.  Other Comprehensive Income

A component of the Company’s other comprehensive income, in addition to net income from operations, is the recognition of the unrealized gains and losses on available for sale securities, net of income taxes.  Reclassifications of realized gains and losses on available for sale securities are reported in the income statement as “Gains on sales of securities” with the corresponding income tax effect reflected as a component of income tax expense.  There were no sales of securities in the first two quarters of 2021.  Amounts reclassified out of accumulated other comprehensive income are presented below for the three and six months ended June 30, 2021 and 2020 (dollars in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Available for sale securities
Realized gains on sales of securities	$—	$590	$—	$643
Tax effect	---	(124)	---	(135)
Realized gains, net of tax	$—	$466	$—	$508

The following table presents the cumulative balances of the components of accumulated other comprehensive income (loss), net of deferred taxes of $36 thousand and ($389) thousand, as of June 30, 2021 and December 31, 2020, respectively (dollars in thousands).

	June 30, 2021	December 31, 2020
Accumulated other comprehensive income (loss) on securities	$(24)	$1,460
Accumulated other comprehensive income (loss) on interest rate swap	(111)	---
Total accumulated other comprehensive income (loss)	$(135)	$1,460

Note 11.  Segment Reporting

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

•

VNB Trust & Estate Services – VNB Trust & Estate Services offers corporate trustee services, trust and estate administration, IRA administration and custody services.  Revenue for this segment is generated from administration, service and custody fees, as well as management fees that are derived from Assets Under Management and, prior to 2020, incentive income that was based on the investment returns generated on performance-based Assets Under Management.  Investment management services currently are offered through in-house and third-party managers.  In addition, royalty income, in the form of fixed and incentive fees, from the sale of Swift Run Capital Management, LLC in 2013 is reported as income of VNB Trust & Estate Services.  More information on royalty income and the related sale can be found under Summary of Significant Accounting Policies in Note 1 of the notes to consolidated financial statements, which is found in Item 8. Financial Statements and Supplementary Data, in the Company’s Form 10-K Report for December 31, 2020.

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

A management fee for administrative and technology support services provided by the Bank is allocated to the other three lines of business.  For both the three months ended June 30, 2021 and 2020, management fees totaling $25 thousand were charged by the Bank and eliminated in consolidated totals.  For both the six months ended June 30, 2021 and 2020, management fees totaling $50 thousand were charged by the Bank and eliminated in consolidated totals.

Segment information for the three and six months ended June 30, 2021 and 2020 is shown in the following tables (dollars in thousands). Note that asset information is not reported below, as the assets of Sturman Wealth Advisors and VNB Trust & Estate Services are reported at the Bank level; also, assets specifically allocated to the lines of business other than the Bank are insignificant and are no longer provided to the chief operating decision maker.

Three months ended June 30, 2021	Bank	Sturman Wealth Advisors	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$13,151	$-	$-	$-	$13,151
Provision for (recovery of) loan losses	(141)	-	-	-	(141)
Noninterest income	2,356	202	203	159	2,920
Noninterest expense	15,416	167	215	195	15,993
Income (loss) before income taxes	232	35	(12)	(36)	219
Provision for (benefit from) income taxes	75	7	(3)	(7)	72
Net income (loss)	$157	$28	$(9)	$(29)	$147

Six months ended June 30, 2021	Bank	Sturman Wealth Advisors	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$19,125	$-	$-	$-	$19,125
Provision for loan losses	210	-	-	-	210
Noninterest income	2,870	393	404	292	3,959
Noninterest expense	19,671	327	421	355	20,774
Income (loss) before income taxes	2,114	66	(17)	(63)	2,100
Provision for income taxes	451	14	(4)	(13)	448
Net income (loss)	$1,663	$52	$(13)	$(50)	$1,652

Three months ended June 30, 2020	Bank	Sturman Wealth Advisors	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$5,755	$-	$-	$-	$5,755
Provision for loan losses	378	-	-	-	378
Noninterest income	1,211	162	175	78	1,626
Noninterest expense	3,811	154	234	205	4,404
Income (loss) before income taxes	2,777	8	(59)	(127)	2,599
Provision for (benefit from) income taxes	547	2	(12)	(26)	511
Net income (loss)	$2,230	$6	$(47)	$(101)	$2,088

Six months ended June 30, 2020	Bank	Sturman Wealth Advisors	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$11,130	$-	$-	$-	$11,130
Provision for loan losses	1,143	-	-	-	1,143
Noninterest income	2,346	340	433	176	3,295
Noninterest expense	7,774	328	472	373	8,947
Income (loss) before income taxes	4,559	12	(39)	(197)	4,335
Provision for income taxes	889	3	(8)	(41)	843
Net income (loss)	$3,670	$9	$(31)	$(156)	$3,492

Note 12.  Leases

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

The following tables present information about the Company’s leases (dollars in thousands):

	June 30, 2021	June 30, 2020
Lease liability	$7,833	$3,966
Right-of-use asset	$8,371	$3,923
Weighted average remaining lease term	6.37 years	5.55 years
Weighted average discount rate	1.98%	2.56%

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Expense	2021	2020	2021	2020
Operating lease expense	$427	$204	$649	$408
Short-term lease expense	32	29	61	57
Total lease expense	$459	$233	$710	$465
Cash paid for amounts included in lease liabilities	$389	$199	$608	$398

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Undiscounted Cash Flow	June 30, 2021
Six months ending December 31, 2021	$781
Twelve months ending December 31, 2022	1,534
Twelve months ending December 31, 2023	1,462
Twelve months ending December 31, 2024	1,175
Twelve months ending December 31, 2025	968
Twelve months ending December 31, 2026	622
Thereafter	1,771
Total undiscounted cash flows	$8,313
Less: Discount	(480)
Lease liability	$7,833

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements, and notes thereto, of Virginia National Bankshares Corporation (the “Company”) included in this report and the audited consolidated financial statements, and notes thereto, of the Company included in the Company’s Form 10-K for the year ended December 31, 2020. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021 or any future period.

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

Refer to Note 2 - Business Combinations, in the Notes to Consolidated Financial Statements, for further detail on the accounting policy for business combinations, fair values of assets and liabilities assumed, assumptions used in determining the fair values of assets and liabilities and the resulting goodwill.

OVERVIEW

Our primary financial goal is to maximize the Company’s earnings to increase long-term shareholder value.  We monitor three key financial performance measures to determine our success in realizing this goal: 1) return on average assets (ROAA), 2) return on average equity (ROAE), and 3) net income per share (EPS).

•

Return on average assets (“ROAA”) for the second quarter of 2021 was 0.03% compared to 1.07% realized in the same period in the prior year.  ROAA excluding the impact of merger expenses (a non-GAAP financial measure) would have been 1.02% for the second quarter of 2021. ROAA for the six months ended June 30, 2021 was 0.24% compared to 0.93% realized in the same period in the prior year.  ROAA excluding the impact of merger expenses (a non-GAAP financial measure) would have been 0.93% for the six months ended June 30, 2021, equaling the ROAA for the prior comparable period.

•

Return on average equity (“ROAE”) for the second quarter of 2021 was 0.37% compared to 10.64% realized in same period in the prior year.  ROAE excluding the impact of merger expenses (a non-GAAP financial measure) would have been 11.89% for the second quarter of 2021.  ROAE for the six months ended June 30, 2021 was 2.76% compared to 8.98% realized in same period in the prior year.  ROAE excluding the impact of merger expenses (a non-GAAP financial measure) would have been 10.66% for the six months ended June 30, 2021, exceeding the ROAE from the comparable period in the prior year.

•

The Company incurred $5.9 million in merger expenses during the second quarter of 2021 related to the combination with Fauquier, which closed on April 1, 2021.  Of this total, $2.2 million was incurred for system deconversion, termination and conversion fees, $1.5 million was accrued for the change-of-control payment for Marc Bogan resulting from his resignation, $1.1 million related to buyer investment banker fees, $510 thousand was associated with valuation and integration professional fees, $269 thousand related to other personnel expenses, $235 thousand was incurred for regulatory and shareholder expenses, and $150 thousand was recognized for legal expenses.  This pre-tax expense of $5.9 million represents $1.11 per diluted share for the second quarter of 2021. The Company incurred $6.2 million in merger expenses during the six months ended June 30, 2021.  First quarter expenses of $278 thousand related primarily to professional fees.

•

Net income per share was $0.03 for the second quarter of 2021, compared to $0.77 for the second quarter in the prior year.  Net income per share, excluding merger expenses (a non-GAAP financial measure), would have been $0.89 in the current quarter, exceeding the net income per share of the comparable prior period.  Net income per share was $0.41 for the first half of 2021, compared to $1.29 for the same period in the prior year.  Net income per share, excluding merger expenses (a non-GAAP financial measure), would have been $1.33 for the first half of 2021, exceeding the net income per share of the comparable prior period.

We also manage our capital levels through growth, quarterly cash dividends, periodic stock dividends and share repurchases, when prudent, while maintaining a strong capital position. Refer to the Results of Operations, Non-GAAP Presentation section, later in this  Management’s Discussion and Analysis for more discussion on these financial performance measures.

IMPACT OF COVID-19

Continuing cases of COVID-19, including the emergence of variants of the COVID-19 virus, continue to be a public health concern in the Company’s markets. While more than 50% of adults in the U.S. and in Virginia are fully vaccinated against COVID-19, the rate of vaccinations appears to have peaked during the second quarter of 2021, and the Delta variant has shown that there remains a threat of a resurgence of cases. There have been encouraging signs of strength in the economic recovery, including growth in consumer spending and improvement in the labor market, but many businesses continue to face difficulty in hiring desirable employees and meeting consumer demand, and certain portions of the global supply chain remain challenged by shortages and delays that first occurred due to the initial COVID-19 outbreak. There remains uncertainty about the pace of economic recovery, including uncertainty related to the labor market, inflation and fiscal and monetary policy responses from the federal government. There remains a risk that consumers and borrowers who have been supported during the pandemic by government stimulus measures may not return to employment and may not be able to repay debts as agreed following the cessation of government stimulus programs, including expanded unemployment benefits.

Management continues to carefully monitor the pandemic and its impact on the Company’s markets, customers and employees, and believes that the pandemic continues to present risks of elevated loan losses, sustained net interest margin compression and falling demand for loans; however, at this time management cannot determine the ultimate impact of the pandemic on the results of operations of the Company.

Financial Condition and Results of Operations

Throughout the onset of this pandemic, the Company has maintained its high standards of credit quality on organic loan funding to limit credit risk exposure.

During the year ended December 31, 2020, we provided an additional $1.6 million for loan losses primarily by downgrading the qualitative economic factors within the ALLL model in light of the effects of COVID-19 on the economy. As of June 30, 2021, credit deterioration since the onset of the COVID-19 pandemic has so far not been experienced to the extent previously anticipated, and therefore, during the second quarter of 2021, we released a portion of these added reserves through a reversal of provision for loan losses. The Company continues to maintain reserves for loan losses at June 30, 2021 related to the pandemic and believe that our allowance for loan losses will be adequate to absorb probable losses that are inherent in our loan portfolio. If loan losses ultimately are not realized to the extent of the reserves provided for during the pandemic, our allowance for loan losses may be reduced in future periods through further reversals of provision for loan losses, which could benefit our results of operations for any such future period. However, if there are further challenges to the economic recovery, including a resurgence in COVID-19 cases or the emergence of variants of the COVID-19 virus that threaten to disrupt economic activity, additional provision for loan losses may be required in future periods.

Interest income could be reduced due to the economic impact of COVID-19.  In accordance with guidance from regulators, the Company is working with borrowers who were adversely affected by COVID-19 to defer principal only, or principal and interest.  While interest will continue to accrue to income, in accordance with accounting principles generally accepted in the United States (“GAAP”), if the Company ultimately incurs a credit loss on these deferred payments, interest income would need to be reversed and therefore, interest income in future periods could be negatively affected.  Since the beginning of the pandemic, the Company has accommodated 194 deferrals on outstanding loan balances of $59.7 million (of which 131 deferrals on outstanding loan balances of $1.8 million were related to student loans).  As of June 30, 2021, $57.7 million in loan balances, or 96.6% of the total loan deferments approved, have returned to normal payment schedules and are now current, leaving a remaining balance of deferments of $2.0 million.  Of this remaining balance, $1.9 million, or 92.8%, are 100% government-guaranteed loans for which the deferrals were approved by the United States Department of Agriculture; and $144 thousand, or 7.2%, are student loans, which are private student loans not subject to potential federal forgiveness. In accordance with interagency guidance issued in March 2020 and the CARES Act, these short-term deferrals are not considered troubled debt restructurings (“TDRs”).

Primarily within the second quarter of 2020 and the first quarter of 2021, the Company devoted significant resources to accept PPP applications, a program designed to provide a direct incentive for small businesses to keep employees on their payroll.  In total, the Company, including Virginia National Bank and The Fauquier Bank, funded $207.5 million in PPP loans, with average origination fees of 3.9%, assisting many nonprofits and local businesses through this program.  As of June 30, 2021, 66.9% of the total dollars of PPP loans had been forgiven by the SBA, with $68.8 million outstanding. Loans funded through the PPP are fully guaranteed by the U.S. government.  The Company believes that it performed the required due diligence pursuant to the established SBA criteria; nonetheless, if a determination is made that certain loans did not meet the criteria established for the program, the Company may be required to establish additional ALLL through provision for loan loss expense which will negatively impact net income.

Capital and Liquidity

As of June 30, 2021, capital ratios of the Company were in excess of regulatory requirements.  While currently included in the category of “well capitalized” by bank regulators, a prolonged economic recession could adversely impact reported and regulatory capital ratios. The Company maintains access to multiple sources of liquidity.  Management has also revisited its capital and liquidity stress tests, as well as capital and liquidity contingency plans to validate how the Company can react effectively to the economic downturn caused by this pandemic.

Goodwill

The Company’s goodwill was recognized in connection with the acquisition of Fauquier in 2021 and Sturman Wealth Management in 2016.  The Company reviews the carrying value of goodwill at least annually or more frequently if certain impairment indicators exists.  In testing goodwill for impairment, the Company may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the events and circumstance, the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the no further testing is required and the goodwill of the reporting unit is not impaired.  If the Company elects to bypass the qualitative assessment or if the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit is compared with its carrying value to determine whether an impairment exists.   As of June 30, 2021, the goodwill on the balance sheet was not deemed to be impaired.  However, management may determine that goodwill is required to be evaluated for impairment in the future due to the presence of a triggering event, which may have a negative impact on the Company’s results of operations.

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

For additional information regarding critical accounting policies, refer to the Application of Critical Accounting Policies and Critical Accounting Estimates section under Item 7 in the Company’s 2020 Form 10-K.  The only significant changes in the Company’s application of critical accounting policies since December 31, 2020 relates to loans acquired in a business combination, as follows.

Loans acquired in a business combination:  Acquired Loans are classified as either i) purchased credit-impaired (PCI) loans or ii) purchased performing loans and are recorded at fair value on the date of acquisition. PCI loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. When determining fair value, PCI loans are aggregated into pools of loans based on common risk characteristics as of the date of acquisition such as loan type, date of origination, and evidence of credit quality deterioration such as internal risk grades and past due and nonaccrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the “nonaccretable difference.” Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the “accretable yield” and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

On a quarterly basis, we evaluate our estimate of cash flows expected to be collected on PCI loans. Estimates of cash flows for PCI loans require significant judgment. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses resulting in an increase to the allowance for loan losses. Subsequent significant increases in cash flows may result in a reversal of post-acquisition provision for loan losses or a transfer from nonaccretable difference to accretable yield that increases interest income over the remaining life of the loan or pool(s) of loans. Disposals of loans, which may include sale of loans to third parties, receipt of payments in full or in part from the borrower or foreclosure of the collateral, result in removal of the loan from the PCI loan portfolio at its carrying amount.

PCI loans are not classified nonperforming loans by the Company at the time they are acquired, regardless of whether they had been classified as nonperforming by the previous holder of such loans, and they will not be classified as nonperforming so long as, at quarterly re-estimation periods, we believe we will fully collect the new carrying value of the pools of loans.

The Company accounts for purchased performing loans using the contractual cash flows method of recognizing discount accretion based on the Acquired Loans’ contractual cash flows. Purchased performing loans are recorded at fair value, including a credit discount. The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for loan losses established at the acquisition date for purchased performing loans. A provision for loan losses may be required for any deterioration in these loans in future periods.

FINANCIAL CONDITION

Total assets

The total assets of the Company as of June 30, 2021 were $1.8 billion. This is a $998.7 million, or 117.7%, increase from the $848.4 million total assets reported at December 31, 2020 and a $1.0 billion, or 131.0%, increase from the $799.6 million reported at June 30, 2020. These increases were substantially due to the acquisition of Fauquier, which became effective April 1, 2021.

Interest-bearing deposits in other banks

The Company had $177.8 million of interest-bearing deposits in other banks as of June 30, 2021, compared to zero as of December 31, 2020 and June 30, 2020, as the current balance included accounts held by Fauquier, primarily at the Federal Reserve Bank of Richmond.

Federal funds sold

The Company had overnight federal funds sold of $106.6 million as of June 30, 2021, compared to $26.6 million as of December 31, 2020 and $24.8 million as of June 30, 2020. Any excess funds are sold on a daily basis in the federal funds market.  The Company intends to maintain sufficient liquidity at all times to meet its funding commitments.

The Company continues to participate in the Excess Balance Account (“EBA”) of the Federal Reserve Bank of Richmond (“FRB”). The EBA is a limited-purpose account at the FRB for the maintenance of excess cash balances held by financial institutions. The EBA eliminates the potential of concentration risk that comes with depositing excess balances with one or multiple correspondent banks.

Securities

The Company’s investment securities portfolio as of June 30, 2021 totaled $271.2 million, an increase of $94.1 million compared with the $177.1 million reported at December 31, 2020 and an increase of $166.7 million from the $104.5 million reported at June 30, 2020.  The increases are primarily due to the inclusion of the investment securities portfolio of Fauquier upon effective date of the merger as of April 1, 2021.  Management proactively manages the mix of earning assets and cost of funds to maximize the earning capacity of the Company.  At June 30, 2021 and December 31, 2020, the investment securities holdings represented 14.7% and 20.9% of the Company’s total assets, respectively.

The Company’s investment securities portfolio included restricted securities totaling $4.3 million as of June 30, 2021, compared to $3.0 million as of December 31, 2020 and $1.7 million as of June 30, 2020. These securities represent stock in the FRB, the Federal Home Loan Bank of Atlanta (“FHLB”), CBB Financial Corporation, the holding company for Community Bankers Bank, and stock in an SBA loan fund. The level of FRB and FHLB stock that the Company is required to hold is determined in accordance with membership guidelines provided by the Board of Governors of the Federal Reserve System (“Federal Reserve”) and the FHLB, respectively. Stock ownership in the bank holding company for Community Bankers’ Bank provides the Company with several benefits that are not available to non-shareholder correspondent banks. None of these restricted securities are traded on the open market and can only be redeemed by the respective issuer.

At June 30, 2021, the unrestricted securities portfolio totaled $267.0 million. The following table summarizes the Company's available for sale securities by type as of June 30, 2021, December 31, 2020, and June 30, 2020 (dollars in thousands):

	June 30, 2021		December 31, 2020		June 30, 2020
		Percent		Percent		Percent
	Balance	of Total	Balance	of Total	Balance	of Total
U.S. Government agencies	$35,228	13.2%	$25,305	14.5%	$9,037	8.8%
Mortgage-backed securities/CMOs	136,418	51.1%	78,100	44.9%	58,402	56.8%
Municipal bonds	95,327	35.7%	70,681	40.6%	35,333	34.4%
Total available for sale securities	$266,973	100.0%	$174,086	100.0%	$102,772	100.0%

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

Loan portfolio

A management objective is to grow loan balances while maintaining the asset quality of the loan portfolio. The Company seeks to achieve this objective by maintaining rigorous underwriting standards coupled with regular evaluation of the creditworthiness of, and the designation of lending limits for, each borrowing relationship. The portfolio strategies include seeking industry, loan size, and loan type diversification to minimize credit exposure and originating loans in markets with which the Company is familiar. The predominant market area for the loans shown below includes the cities of Charlottesville, Winchester and Richmond, the counties of Albemarle, Fauquier, Prince William and Frederick, and areas in the Commonwealth of Virginia that are within a 75-mile radius of any office of the Company.

As of June 30, 2021, total loans were $1.2 billion, compared to $609.4 million as of December 31, 2020 and $632.4 million at June 30, 2020. Loans as a percentage of total assets at June 30, 2021 were 63.1%, compared to 79.1% as of June 30, 2020. Loans as a percentage of deposits at June 30, 2021 were 71.6%, compared to 88.5% as of June 30, 2020.

The following table summarizes the Company's loan portfolio by type of loan as of June 30, 2021, December 31, 2020, and June 30, 2020 (dollars in thousands):

	June 30, 2021		December 31, 2020		June 30, 2020
	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
Commercial	$160,473	13.8%	$118,688	19.5%	$162,036	25.6%
Real estate construction and land	96,421	8.3%	22,509	3.7%	26,500	4.2%
1-4 family residential mortgages	381,801	32.7%	132,966	21.8%	129,051	20.4%
Commercial mortgages	455,795	39.1%	277,109	45.5%	251,420	39.8%
Consumer	71,671	6.1%	58,134	9.5%	63,387	10.0%
Total loans	$1,166,161	100.0%	$609,406	100.0%	$632,394	100.0%

Loan balances increased $556.8 million, or 91.4%, since December 31, 2020 and increased $533.8 million, or 84.4%, from June 30, 2020.  The increases are primarily due to the inclusion of Fauquier’s loans of $602.6 million, net of the fair value mark, as of the effective date of the merger of April 1, 2021, for which the carrying amount as of June 30, 2021 amounts to $537.5 million.  The increase from the same period in the prior year was offset by the decline in PPP loans of $18.1 million due to loan forgiveness.  As of June 30, 2021, 67% of the total dollars of PPP loans had been forgiven by the SBA, with $68.8 million outstanding.

Loan quality

Non-accrual loans totaled $17 thousand at June 30, 2021, compared to the $8 thousand and $11 thousand reported at December 31, 2020 and June 30, 2020, respectively.

The Company had loans in its portfolio totaling $2.8 million, $137 thousand and $1.1 million, as of June 30, 2021, December 31, 2020 and June 30, 2020, respectively, that were 90 or more days past due, with all such loans still accruing interest as the Company deemed them to be collectible.  The balance as of June 30, 2021 includes three government-guaranteed loans in the amount $1.7 million and 54 federally insured student loans totaling $572 thousand.  This past due total only includes four non-insured student loans that are 90 days or more past due and still accruing interesting, amounting to $52 thousand.

At June 30, 2021, the Company had loans classified as impaired loans in the amount of $1.1 million, a decline compared to $1.3 million at December 31, 2020 and $2.1 million at June 30, 2020.  Based on regulatory guidance on student lending, the Company has classified 57 of its Purchased Student Loans as TDRs for a total of $1.0 million as of June 30, 2021.  These borrowers that should have been in repayment have requested and been granted payment extensions or reductions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered TDRs.  Student loan borrowers are allowed in-school deferments, plus an automatic six-month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance.  Management has evaluated these loans individually for impairment and included any probable loss in the allowance for loan loss; interest continues to accrue on these TDRs during any deferment and forbearance periods.

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

The Company utilizes a loss migration model, which uses loan level attributes to track the movement of loans through various risk classifications in order to estimate the percentage of losses likely in the portfolio.  As of March 31, 2020 and June 30, 2020, the Company downgraded the economic qualitative factors within its ALLL model in light of the effects of COVID-19 on the economy.  No additional downgrades of such factors were taken during the quarter ended September 30, 2020, December 31, 2020 or March 31, 2021.  As of June 30, 2021, credit deterioration since the onset of the pandemic has so far not been experienced to the extent previously anticipated and therefore, during the second quarter of 2021, we released a portion of these added reserves through a reversal of provision for loan losses.  If economic conditions improve or worsen, the Company could experience changes in the required ALLL.  It is possible that asset quality metrics could decline in the future if there are further challenges to the economic recovery, including a resurgence in COVID-19 cases or the emergence of variants of the COVID-19 virus.

The relationship of the ALLL to total loans appears below (dollars in thousands):

	June 30, 2021	December 31, 2020	June 30, 2020
Loans held for investment at period-end	$1,166,161	$609,406	$632,394
Allowance for loan losses	$5,522	$5,455	$4,917
Allowance as a percent of period-end loans	0.47%	0.90%	0.78%

The ALLL as a percentage of loans was 0.47% as of June 30, 2021, 0.90% as of December 31, 2020, and 0.78% as of June 30, 2020.  The percentage decrease as compared to year-end and the same period in the prior year relate to the elimination of Fauquier’s ALLL as the Acquired Loans were recorded at fair value.  The ALLL as a percentage of loans, excluding the impact of Acquired Loans and the fair value mark (a non-GAAP financial measure), would have been 0.88% as of June 30, 2021.  The ALLL as a percentage of loans, excluding PPP loans (a non-GAAP financial measure), would have been 0.51% as of June 30, 2021 and 0.98% as of December 31, 2020.  Refer to the Reconciliation of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP ALLL as a percentage of loans.

Provisions for loan losses totaling $210 thousand and $1.1 million were recorded in the six months ended June 30, 2021 and 2020, respectively.  The following is a summary of the changes in the ALLL for the six months ended June 30, 2021 and 2020 (dollars in thousands):

	2021	2020
Allowance for loan losses, January 1	$5,455	$4,209
Charge-offs	(397)	(581)
Recoveries	254	146
Provision for loan losses	210	1,143
Allowance for loan losses, June 30	$5,522	$4,917

For additional insight into management’s approach and methodology in estimating the ALLL, please refer to the earlier discussion of “Allowance for Loan Losses” in Note 5 of the Notes to Consolidated Financial Statements.  In addition, Note 5 includes details regarding the rollforward of the allowance by loan portfolio segments. The rollforward tables indicate the activity for loans that are charged-off, amounts received from borrowers as recoveries of previously charged-off loan balances, and the allocation by loan portfolio segment of the provision made during the period. The events that can positively impact the amount of allowance in a given loan segment include any one or all of the following: the recovery of a previously charged-off loan balance; the decline in the amount of classified or delinquent loans in a loan segment from the previous period, which most commonly occurs when these loans are repaid or are foreclosed; or when there are improvements in the ratios used to estimate the probability of loan losses. Improvements to the ratios could include lower historical loss rates, improvements to any of the qualitative factors mentioned above, or reduced loss expectations for individually-classified loans.

Management reviews the ALLL on a quarterly basis to ensure it is adequate based upon the calculated probable losses inherent in the portfolio. Management believes the ALLL was adequately provided for as of June 30, 2021 and acknowledges that the ALLL may increase throughout the year as economic conditions may continue to deteriorate for the foreseeable future.

Premises and equipment

The Company’s premises and equipment, net of depreciation, as of June 30, 2021 totaled $25.4 million compared to $5.2 million as of December 31, 2020 and $5.7 million as of June 30, 2020, with the increases due to the inclusion of Fauquier’s land and buildings at fair value effective April 1, 2021. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method based on the estimated useful lives of assets. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, assets and related accumulated depreciation are removed from the books, and any resulting gain or loss is charged to income.

As of June 30, 2021, the Company occupied sixteen full-service banking facilities throughout Albemarle, Fauquier and Prince William counties and the cities of Charlottesville and Winchester, Virginia. The Company also operates a drive-through location at 301 East Water Street, Charlottesville, Virginia. The Company entered into a lease for branch and office space in Richmond, Virginia during the first quarter of 2020 and anticipates opening the office during the second half of 2021.

The five-story office building at 404 People Place, Charlottesville, Virginia, located in Albemarle County, also serves as the Company’s corporate headquarters, operations center, and offices of both Masonry Capital and Sturman Wealth Advisors.  VNB Trust & Estate Services is located at 112 Third Street, SE, Charlottesville, Virginia, which is part of the same leased space that the Company uses to operate the drive-through location at 301 East Water Street, Charlottesville, Virginia.  TFB Wealth Management is located at 10 Courthouse Square, Warrenton, Virginia.

Both the Arlington Boulevard facility in Charlottesville and the People Place facility in Albemarle County also contain office space that is currently under lease to tenants.

Leases

As of June 30, 2021, the Company has recorded $8.4 million of right-of-use assets and $7.8 million of lease liabilities, in accordance with Accounting Standards Update 2016-02 “Leases” (Topic 842).  As of December 31, 2020, $3.5 million of right-of-use assets and $3.6 million of lease liabilities were included on the balance sheet.  The increase is due to the inclusion of Fauquier’s leases effective April 1, 2021, at fair value.  Right-of-use assets are assets that represent the Company’s right to use, or control the use of, a specified asset for the lease term, offset by the lease liability, which is the Company’s obligation to make lease payments arising from a lease, measured on a discounted basis.

Deposits

Deposit accounts represent the Company’s primary source of funds and are comprised of demand deposits, interest-bearing checking, money market, and savings accounts as well as time deposits. These deposits have been provided predominantly by individuals, businesses and charitable organizations in the Charlottesville, Albemarle, Fauquier, Prince William, Richmond and Winchester areas.

Total deposits as of June 30, 2021 were $1.6 billion, an increase of $898.7 million compared to the balances of $730.8 million at December 31, 2020, and an increase of $915.2 million compared to the $714.2 million total as of June 30, 2020.  The primary reason for the increases in the periodic comparisons is the inclusion of Fauquier’s deposits of $817.7 million, at fair value, effective upon the merger date of April 1, 2021, as well as increased balances in PPP customer accounts.

Deposit accounts
(dollars in thousands)	June 30, 2021		December 31, 2020		June 30, 2020
	Balance	% of Total Deposits	Balance	% of Total Deposits	Balance	% of Total Deposits
No cost and low cost deposits:
Noninterest demand deposits	$449,483	27.6%	$209,772	28.71%	$197,227	27.6%
Interest checking accounts	431,556	26.5%	148,910	20.37%	136,274	19.1%
Money market and savings deposit accounts	577,414	35.4%	272,980	37.36%	284,101	39.8%

Total noninterest and low cost deposit accounts	1,458,453	89.5%	631,662	86.4%	617,602	86.5%

Time deposit accounts:
Certificates of deposit	162,217	10.0%	90,615	12.4%	88,071	12.3%
CDARS deposits	8,778	0.5%	8,487	1.2%	8,528	1.2%
Total certificates of deposit and other time deposits	170,995	10.5%	99,102	13.6%	96,599	13.5%

Total deposit account balances	$1,629,448	100.0%	$730,764	100.0%	$714,201	100.0%

Noninterest-bearing demand deposits on June 30, 2021 were $449.5 million, representing 27.6% of total deposits. Interest-bearing transaction, money market, and savings accounts totaled $1.0 billion, and represented 61.9% of total deposits at June 30, 2021. Collectively, noninterest-bearing and interest-bearing transaction and money market accounts represented 89.5% of total deposit accounts at June 30, 2021. These account types are an excellent source of low-cost funding for the Company.

The Company also offers insured cash sweep (“ICS®”) deposit products.  ICS® deposit balances of $29.2 million and $121.7 million are included in the interest checking accounts and the money market and savings deposit accounts balances, respectively, in the table above, as of June 30, 2021.  As of December 31, 2020, ICS® deposit balances of $28.0 million and $81.1 million are included in the interest checking accounts and the money market and savings deposit account balances, respectively.  All ICS accounts consist of reciprocal balances for the Company’s customers.

The remaining 10.5% and 13.6% of total deposits consisted of certificates of deposit and other time deposit accounts totaling $171.0 million and $99.1 million at June 30, 2021 and December 31, 2020, respectively. Included in these deposit totals are Certificate of Deposit Account Registry Service CDs, known as CDARSTM, whereby depositors can obtain Federal Deposit Insurance Corporation (“FDIC”) deposit insurance on account balances of up to $50 million. CDARSTM deposits totaled $8.8 million as of June 30, 2021 and $ 8.5 million as of December 31, 2020, all of which were reciprocal balances for the Company’s customers.

Borrowings

Short-term borrowings, consisting primarily of FHLB advances and federal funds purchased, are additional sources of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company's ability to earn a favorable spread on the funds obtained.

The Company has a collateral dependent line of credit with the FHLB. As of June 30, 2021 and December 31, 2020, the Company had $43.0 million and $30 million in outstanding balances from FHLB advances, respectively.  As of June 30, 2020, the Company had no outstanding balances from FHLB advances.

Additional borrowing arrangements maintained by the Company include formal federal funds lines with five major regional correspondent banks and the Federal Reserve discount window. The Company had no outstanding balances on these lines or facilities as of June 30, 2021, December 31, 2020 or June 30, 2020.

Shareholders' equity and regulatory capital ratios

The following table displays the changes in shareholders' equity for the Company from December 31, 2020 to June 30, 2021 (dollars in thousands):

Equity, December 31, 2020	$82,598
Net income	1,652
Acquisition of Fauquier Bankshares, Inc.	78,036
Other comprehensive loss	(1,595)
Cash dividends declared	(2,410)
Equity increase due to exercise of stock options	30
Equity increase due to expensing of stock options	65
Equity increase due to expensing of restricted stock	226
Equity, June 30, 2021	$158,602

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

The Company’s Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios were 12.96%, 12.96%, 13.47% and 7.66%, respectively, as of June 30, 2021, thus exceeding the minimum requirements. The Bank’s Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios were 13.26%, 13.26%, 13.77% and 7.86%, respectively, as of June 30, 2021, also exceeding the minimum requirements.

As of June 30, 2021, the Bank exceeded all of the following minimum capital ratios in order to be considered “well capitalized” under the “prompt corrective action” regulations, as revised: (i) a common equity Tier 1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%.

RESULTS OF OPERATIONS

Non-GAAP presentations

The Company, in referring to its net income and net interest income, is referring to income computed in accordance with GAAP, unless otherwise noted.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations also refer to various calculations that are non-GAAP presentations.  They include:

•

Performance measures exclude nonrecurring merger expenses, which were incurred in connection with change-in-control, severance, due diligence, legal, and other professional fees associated with the merger with Fauquier.  Management believes that the exclusion of the significant one-time effect of merger expenses provides users of the Company’s financial information a presentation of the Company’s financial results that is representative of its ongoing operations.  In this non-GAAP presentation, the merger expenses incurred is added to the Company’s net income.

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

•

The ALLL as a percentage of loans, excluding the impact of acquired loans and the related fair value mark, excluded the fair value of Acquired Loans from Fauquier.  Management believes that the exclusion of the Acquired Loans provides users of the Company’s financial information a presentation of the Company’s ALLL percentage that is representative of its ongoing operations.

•

The ALLL as a percentage of loans, excluding PPP loans, measure eliminates the impact of PPP loans.  Management believes that the elimination of the impact of PPP loans provides users of the Company’s financial information a presentation of the Company’s ALLL percentage that is representative of its ongoing operations.

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

The reconcilement below shows how these non-GAAP measures are computed from their respective GAAP measures (dollars in thousands):

Reconcilement of Non-GAAP Measures:	As of or for the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Performance measures
Return on average assets ("ROAA")	0.03%	1.07%	0.24%	0.93%
Impact of merger expenses, net of tax	0.99%	—	0.69%	—
ROAA, excluding merger expenses (non-GAAP)	1.02%	1.07%	0.93%	0.93%

Return on average equity ("ROAE")	0.37%	10.64%	2.76%	8.98%
Impact of merger expenses, net of tax	11.51%	—	7.90%	—
ROAE, excluding merger expenses (non-GAAP)	11.88%	10.64%	10.66%	8.98%

Net income	$147	$2,088	$1,652	$3,492
Impact of merger expenses, net of tax	4,553	-	4,722	-
Net income, excluding merger expenses (non-GAAP)	$4,700	$2,088	$6,374	$3,492

Net income per share, basic and diluted	$0.03	$0.77	$0.41	$1.29
Impact of merger expenses, net of tax	0.86	-	0.92	-
Net income per share, excluding merger expenses (non-GAAP), basic and diluted	$0.89	$0.77	$1.33	$1.29

Fully tax-equivalent measures
Net interest income	$13,151	$5,755	$19,125	$11,130
Fully tax-equivalent adjustment	73	25	120	45
Net interest income (FTE)	$13,224	$5,780	$19,245	$11,175

Efficiency ratio	99.5%	59.7%	90.0%	62.0%
Fully tax-equivalent adjustment	-0.4%	-0.2%	-0.5%	-0.2%
Efficiency ratio (FTE)	99.1%	59.5%	89.5%	61.8%

Net interest margin	3.03%	3.11%	3.02%	3.14%
Fully tax-equivalent adjustment	0.02%	0.01%	-0.02%	0.02%
Net interest margin (FTE)	3.05%	3.12%	3.00%	3.16%

Other financial measures
ALLL to total loans	0.47%	0.78%
Impact of acquired loans and fair value mark	0.41%	0.00%
ALLL to total loans, excluding acquired loans and fair value mark (non-GAAP)	0.88%	0.78%

ALLL to total loans	0.47%	0.78%
Impact of PPP loans	0.04%	0.12%
ALLL to total loans, excluding PPP loans (non-GAAP)	0.51%	0.90%

Book value per share	$29.89	$29.14
Impact of intangible assets	(3.29)	(0.28)
Tangible book value per share (non-GAAP)	$26.60	$28.86

Net income

Net income for the three months ended June 30, 2021 was $147 thousand, a $1.9 million or 93.0% decrease compared to net income reported for the three months ended June 30, 2020.  Net income per diluted share was $0.03 for the quarter ended June 30, 2021 compared to $0.77 per diluted share for the same quarter in the prior year.  The entirety of the decrease in net income for the three months ended June 30, 2021, when compared to the same period of 2020, was attributable to $5.9 million in pre-tax ($4.6 million after-tax) merger expenses incurred in the second quarter of 2021.  Excluding merger costs, the Company would have posted net income of $0.89 per diluted share (a non-GAAP financial measure).

Net interest income

Net interest income (FTE) for the three months ended June 30, 2021 was $13.2 million, a $7.4 million or 128.8% increase compared to net interest income (FTE) of $5.8 million for the three months ended June 30, 2020.  Net interest income (FTE) increased primarily due to the inclusion of Fauquier’s net interest income (FTE) for the current quarter, as the merger was effective April 1, 2021.  Net interest income (FTE) was also positively impacted by the decrease in rates paid on deposit accounts, which decreased interest expense by $431 thousand, offset by the increased volume of deposits, which increased interest expense by $547 thousand. The increased volume of loans, also a result of the merger with Fauquier, increasing from an average of $618.1 million in the second quarter of 2020 to $1.2 billion in the second quarter of 2021, positively impacted interest income by $6.4 million.  The higher average yield earned on loans, increasing from 4.01% to 4.30% for the periods noted, positively impacted interest income by $500 thousand.  In addition, the fair value accretion on loans acquired positively impacted net interest income by 16 basis points during the three months ended June 30, 2021. The increase in volume of securities held, increasing from an average balance of $68.7 million for the second quarter of 2020 to $270.2 million for the second quarter of 2021, positively impacted net interest income by $865 thousand, while the decline in yield earned on such securities decreased from 2.15% to 1.68% for the periods noted, negatively impacted net interest income by $97 thousand.

Net interest income (FTE) for the six months ended June 30, 2021 was $19.2 million, an $8.1 million or 72.2% increase compared to net interest income (FTE) of $11.2 million for the six months ended June 30, 2020  Net interest income (FTE) increased primarily due to the inclusion of Fauquier’s net interest income (FTE) for the first half of the current year as the merger was effective April 1, 2021.  Net interest income (FTE) was also positively impacted by the decrease in rates paid on deposit accounts, which decreased interest expense by $1.2 million, offset partially by the increased volume of deposits, which increased interest expense by $938 thousand. The increased volume of loans, also a result of the merger with Fauquier, increasing from an average of $577.0 million in the six months ended June 30, 2020 to $910.0 million in the six months ended June 30, 2021, positively impacted interest income by $6.9 million.  The increase in volume of securities held, increasing from an average balance of $91.5 million for the six months ended June 30, 2020 to $222.0 million for the six months ended June 30, 2021, positively impacted net interest income by $1.2 million, while the decline in yield earned on such securities decreased from 2.18% to 1.65% for the periods noted, negatively impacted net interest income by $335 thousand.

Net interest margin (FTE) is the ratio of net interest income (FTE) to average earning assets for the period. The level of interest rates, together with the volume and mix of earning assets and interest-bearing liabilities, impact net interest income (FTE) and net interest margin (FTE). The net interest margin (FTE) of 3.05% for the three months ended June 30, 2021 was 7 basis points lower than the 3.12% for the three months ended June 30, 2020.  The net interest margin (FTE) of 3.00% for the six months ended June 30, 2021 was 16 basis points lower than the 3.16% for the six months ended June 30, 2020.  Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP net interest margin.

Interest expense increased $224 thousand for the three months ended June 30, 2021 compared to the same period in the prior year, due to increased volume of deposits from the Fauquier merger, as average interest-bearing deposits increased $681.8 million for the period noted, negatively impacting interest expense by $547 thousand, offset by lower rates paid on deposits, positively impacting interest expense by $431 thousand.  The rate paid on interest-bearing deposits averaged 30 basis points in the three months ended June 30, 2021, compared to 62 basis points for the three months ended June 30, 2020. Average balances of borrowed funds, from FHLB advances, increased from zero in the three months ended June 30, 2020 to $43.0 million in the three months ended June 30, 2021, causing an increase in interest expense on borrowed funds of $59 thousand. Average balances of junior subordinated debt, increased from zero in the three months ended June 30, 2020 to $3.3 million in the three months ended June 30, 2021, causing an increase in interest expense on borrowed funds of $49 thousand.

Interest expense decreased $272 thousand for the six months ended June 30, 2021 compared to the same period in the prior year, due primarily to the lower rates paid on deposits, positively impacting interest expense by $1.2 million, offset by the increased volume of deposits from the Fauquier merger, as average interest-bearing deposits increased $373.5 million for the period noted, negatively impacting interest expense by $794 thousand.  The rate paid on interest-bearing deposits averaged 36 basis points in the six months ended June 30, 2021, compared to 83 basis points for the six months ended June 30, 2020.  Average balances of borrowed funds, from FHLB advances, increased from zero in the six months ended June 30, 2020 to $36.60 million in the six months ended June 30, 2021, causing an increase in interest expense on borrowed funds of $95 thousand.  Average balances of junior subordinated debt, increased from zero in the six months ended June 30, 2020 to $1.3 million in the six months ended June 30, 2021, causing an increase in interest expense on borrowed funds of $49 thousand.

The following tables detail the average balance sheet, including an analysis of net interest income (FTE) for earning assets and interest-bearing liabilities, for the three and six months ended June 30, 2021 and 2020.  These tables also include rate/volume analyses for these same periods (dollars in thousands).

Consolidated Average Balance Sheet and Analysis of Net Interest Income

	For the three months ended
	June 30, 2021			June 30, 2020			Change in Interest Income/ Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to : [4]		Total
	Balance	Income/	Yield/Cost	Balance	Income/	Yield/Cost	Volume	Rate	Increase/
(dollars in thousands)		Expense			Expense				(Decrease)
ASSETS
Interest Earning Assets:
Securities
Taxable Securities	$211,827	$792	1.50%	$53,953	$253	1.88%	$600	$(61)	$539
Tax Exempt Securities [1]	58,398	346	2.37%	14,793	117	3.16%	265	(36)	229
Total Securities [1]	270,225	1,138	1.68%	68,746	370	2.15%	865	(97)	768
Total Loans	1,214,123	13,009	4.30%	618,096	6,156	4.01%	6,353	500	6,853
Fed Funds Sold	106,934	21	0.08%	57,920	10	0.07%	9	2	11
Other interest-bearing deposits	149,056	36	0.10%	—	—	—	36	0	36
Total Earning Assets	1,740,338	14,204	3.27%	744,762	6,536	3.53%	7,263	405	7,668
Less: Allowance for Loan Losses	(5,732)			(4,788)
Total Non-Earning Assets	124,287			46,543
Total Assets	$1,858,893			$786,517

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$437,611	$93	0.09%	$131,333	$26	0.08%	$65	$2	$67
Money Market and Savings Deposits	561,940	455	0.32%	257,174	365	0.57%	296	(206)	90
Time Deposits	169,556	324	0.77%	98,762	365	1.49%	186	(227)	(41)
Total Interest-Bearing Deposits	1,169,107	872	0.30%	487,269	756	0.62%	547	(431)	116
Short term borrowings	43,030	59	0.55%	—	—	—	59	—	59
Junior subordinated debt	3,334	49	5.89%	—	—	—	49	0	49
Total Interest-Bearing Liabilities	1,215,471	980	0.32%	487,269	756	0.62%	655	(431)	224
Non-Interest-Bearing Liabilities:
Demand deposits	471,078			216,747
Other liabilities	14,109			3,577
Total Liabilities	1,700,658			707,593
Shareholders' Equity	158,235			78,924
Total Liabilities & Shareholders' Equity	$1,858,893			$786,517
Net Interest Income (FTE)		$13,224			$5,780		$6,608	$836	$7,444
Interest Rate Spread [2]			2.95%			2.91%
Interest Expense as a Percentage of Average Earning Assets			0.23%			0.41%
Net Interest Margin (FTE) [3]			3.05%			3.12%

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

Consolidated Average Balance Sheet and Analysis of Net Interest Income

	For the Six Months Ended
	June 30, 2021			June 30, 2020			Change in Interest Income/ Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to : [4]		Total
	Balance	Income/	Yield/Cost	Balance	Income/	Yield/Cost	Volume	Rate	Increase/
(dollars in thousands)		Expense			Expense				(Decrease)
ASSETS
Interest Earning Assets:
Securities
Taxable Securities	$176,151	$1,264	1.44%	$78,370	$786	2.01%	$753	$(275)	$478
Tax Exempt Securities (1)	45,818	569	2.48%	13,109	212	3.23%	417	(60)	357
Total Securities (1)	221,969	1,833	1.65%	91,479	998	2.18%	1,170	(335)	835
Total Loans	910,040	18,947	4.20%	576,952	12,027	4.19%	6,935	(15)	6,920
Fed Funds Sold	87,276	72	0.17%	43,409	95	0.44%	59	(82)	(23)
Other interest-bearing deposits	74,475	66	0.18%	—	—	—	66	0	66
Total Earning Assets	1,293,760	20,918	3.26%	711,840	13,120	3.71%	8,230	(432)	7,798
Less: Allowance for Loan Losses	(5,624)			(4,523)
Total Non-Earning Assets	84,069			45,650
Total Assets	$1,372,205			$752,967

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$291,025	$119	0.08%	$127,026	$57	0.09%	$67	$(5)	$62
Money Market and Savings Deposits	422,048	806	0.39%	243,036	1,029	0.85%	520	(743)	(223)
Time Deposits	134,355	604	0.91%	103,851	859	1.66%	207	(462)	(255)
Total Interest-Bearing Deposits	847,428	1,529	0.36%	473,913	1,945	0.83%	794	(1,210)	(416)
Short term borrowings	36,551	95	0.52%	—	—	—	95	—	95
Junior subordinated debt	1,255	49	7.87%	—	—	—	49	—	49
Total Interest-Bearing Liabilities	885,234	1,673	0.38%	473,913	1,945	0.83%	938	(1,210)	(272)
Non-Interest-Bearing Liabilities:
Demand deposits	363,709			197,312
Other liabilities	2,877			3,507
Total Liabilities	1,251,820			674,732
Shareholders' Equity	120,385			78,235
Total Liabilities & Shareholders' Equity	$1,372,205			$752,967
Net Interest Income (FTE)		$19,245			$11,175		$7,292	$778	$8,070
Interest Rate Spread [2]			2.88%			2.88%
Interest Expense as a Percentage of Average Earning Assets			0.26%			0.55%
Net Interest Margin (FTE) [3]			3.00%			3.16%

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

Provision for loan losses

A recovery of loan losses of $141 thousand was recognized during the three months ended June 30, 2021 compared to a provision for loan losses of $378 thousand recognized during the three months ended June 30, 2020, and a provision for loan losses of $210 thousand was recognized during the six months ended June 30, 2021, compared to $1.1 million recognized during the six months ended June 30, 2020.  During the first two quarters of 2020, the Company increased the economic qualitative factors in the ALLL calculation due to the deterioration in the economic outlook resulting from the impact of COVID-19.  During the second quarter of 2021, the Company released of a portion of the reserves that were added during 2020 since the credit deterioration has so far not been experienced to the extent previously anticipated.

The period-end ALLL as a percentage of assets was 0.47% as of June 30, 2021, 0.90% as of December 31, 2020 and 0.78% as of June 30, 2020.  The percentage decrease as compared to the prior year end and the same period in the prior year was due to the addition of purchased loans upon the acquisition of Fauquier, and the elimination of their ALLL as the loans were acquired and booked at fair value.  The ALLL as of June 30, 2021, excluding the impact of the Acquired Loans and the fair value mark, would have been 0.88%.  Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to Non-GAAP ALLL.

Further discussion of management’s assessment of the ALLL is provided earlier in the report and in Note 5 – Allowance for Loan Losses, found in the Notes to the Consolidated Financial Statements.  In management’s opinion, the allowance was adequately provided for at June 30, 2021.  The ALLL calculation, provision for loan losses, asset quality and collateral values may be significantly impacted by deterioration in economic conditions.  We have downgraded, then upgraded slightly, the qualitative factors pertaining to economic conditions within our ALLL methodology; should economic conditions worsen, we could experience further increases in our required ALLL and record additional provision for loan loss exposure.

Noninterest income

The components of noninterest income for the three months ended June 30, 2021 and 2020 are shown below (dollars in thousands):

	For the three months ended		Variance
	June 30, 2021	June 30, 2020	$	%
Noninterest income:
Wealth management fees	$980	$228	$752	329.8%
Advisory and brokerage income	359	163	196	120.2%
Royalty income	12	24	(12)	-50.0%
Deposit account fees	426	143	283	197.9%
Debit/credit card and ATM fees	599	134	465	347.0%
Earnings/increase in value of bank owned life insurance	199	109	90	82.6%
Fees on mortgage sales	-	30	(30)	-100.0%
Gains on sales of securities	-	590	(590)	-100.0%
Loan swap fee income	20	124	(104)	-83.9%
Other	325	81	244	301.2%
Total noninterest income	$2,920	$1,626	$1,294	79.6%

Noninterest income for the three months ended June 30, 2021 of $2.9 million was $1.3 million or 79.6% higher than the amount recorded for the three months ended June 30, 2020.  Noninterest income increased predominantly due to the inclusion of TFB’s wealth management fees of $647 thousand, advisory and brokerage income of $157 thousand, deposit fees of $258 thousand and debit card income of $418 thousand.  Gains on sales of securities declined from the second quarter of the prior year by $590 thousand, as no securities were sold and swap fee income declined $104 thousand, as swap arrangements are not as attractive to borrowers in the current rate environment.

The components of noninterest income for the six months ended June 30, 2021 and 2020 are shown below (dollars in thousands):

	For the Six Months Ended		Variance
	June 30, 2021	June 30, 2020	$	%
Noninterest income:
Wealth management fees	$1,309	$538	$771	143.3%
Advisory and brokerage income	550	341	209	61.3%
Royalty income	17	71	(54)	-76.1%
Deposit account fees	586	322	264	82.0%
Debit/credit card and ATM fees	753	291	462	158.8%
Earnings/increase in value of bank owned life insurance	306	216	90	41.7%
Fees on mortgage sales	-	77	(77)	-100.0%
Gains on sales of securities	-	643	(643)	-100.0%
Loan swap fee income	35	633	(598)	-94.5%
Other	403	163	240	147.2%
Total noninterest income	$3,959	$3,295	$664	20.2%

Noninterest income for the six months ended June 30, 2021 of $4.0 million was $664 thousand or 20.2% higher than the amount recorded for the six months ended June 30, 2020.  Noninterest income increased predominantly due to the inclusion of TFB’s wealth management fees of $647 thousand, advisory and brokerage income of $157 thousand, deposit fees of $258 thousand and debit card income of $418 thousand, which are the same increases as noted above, as the effective date of the merger was April 1, 2021 and therefore, only TFB’s second quarter is included in the year-to-date figures.  Gains on sales of securities declined from the second quarter of the prior year by $643 thousand, as no securities were sold and swap fee income declined $598 thousand, as swap arrangements are not as attractive to borrowers in the current rate environment.

Noninterest expense

The components of noninterest expense for the three months ended June 30, 2021 and 2020 are shown below (dollars in thousands):

	For the three months ended		Variance
	June 30, 2021	June 30, 2020	$	%
Noninterest expense:
Salaries and employee benefits	$4,741	$2,258	$2,483	110.0%
Net occupancy	1,109	452	657	145.4%
Equipment	340	136	204	150.0%
ATM, debit and credit card	73	41	32	78.0%
Bank franchise tax	429	163	266	163.2%
Computer software	216	136	80	58.8%
Data processing	994	338	656	194.1%
FDIC deposit insurance assessment	182	28	154	550.0%
Loan expenses	145	66	79	119.7%
Marketing, advertising and promotion	232	140	92	65.7%
Merger expenses	5,874	-	5,874	N/A
Professional fees	510	190	320	168.4%
Core deposit intangible amortization	428	-	428	N/A
Other	720	456	264	57.9%
Total noninterest expense	$15,993	$4,404	$11,589	263.1%

Noninterest expense for the quarter ended June 30, 2021 of $16.0 million was $11.6 million or 263.1% higher than the quarter ended June 30, 2020.  The predominant reason for the increase was that the Company incurred $5.9 million in merger-related expenses during the three months ended June 30, 2021. Additionally, the second quarter of 2021 includes the salaries of the employees of the combined company, as the effective date of merger with Fauquier was April 1, 2021.

The components of noninterest expense for the six months ended June 30, 2021 and 2020 are shown below (dollars in thousands):

	For the Six Months Ended		Variance
	June 30, 2021	June 30, 2020	$	%
Noninterest expense:
Salaries and employee benefits	$7,143	$4,682	$2,461	52.6%
Net occupancy	1,604	904	700	77.4%
Equipment	456	267	189	70.8%
ATM, debit and credit card	115	94	21	22.3%
Bank franchise tax	602	326	276	84.7%
Computer software	383	276	107	38.8%
Data processing	1,283	666	617	92.6%
FDIC deposit insurance assessment	245	28	217	775.0%
Loan expenses	208	157	51	32.5%
Marketing, advertising and promotion	369	279	90	32.3%
Merger expenses	6,152	-	6,152	N/A
Professional fees	687	376	311	82.7%
Core deposit intangible amortization	428	-	428	N/A
Other	1,099	892	207	23.2%
Total noninterest expense	$20,774	$8,947	$11,827	132.2%

Noninterest expense for the six months ended June 30, 2021 of $20.8 million was $11.8 million or 132.2% higher than the six months ended June 30, 2020.  The predominant reason for the increase was that the Company incurred $6.2 million in merger-related expenses during the six months ended June 30, 2021. Additionally, the first half of 2021 includes the salaries of the employees of the combined company, as the effective date of merger with Fauquier was April 1, 2021.

The efficiency ratio (FTE) of 99.1% for the three months ended June 30, 2021 was elevated compared to the 59.5% for the same quarter of 2020, due primarily to the increase in noninterest expense, as described above. The efficiency ratio (FTE) of 89.5% for the six months ended June 30, 2021 was elevated compared to the 61.8% for the same period of 2020, also due to the increase in noninterest expense, as described above.  Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP efficiency ratio.

Provision for Income Taxes

For the three months ended June 30, 2021 and 2020, the Company provided $72 thousand and $511 thousand for Federal income taxes, respectively, resulting in an effective income tax rate of 32.9% and 19.7%, respectively.  The effective income tax rate for the three months ended June 30, 2021 was higher than the prior year, as certain merger related expenses are non-deductible for tax purposes.  For the six months ended June 30, 2021 and 2020, the Company provided $448 thousand and $843 thousand for Federal income taxes, respectively, resulting in an effective income tax rate of 21.3% and 19.4%, respectively. The effective income tax rate for the six months ended June 30, 2021 was higher than the prior year, as certain merger related expenses are non-deductible for tax purposes.  For all periods, the effective income tax rate differed from the U.S. statutory rate of 21% due to the effect of tax-exempt income from life insurance policies and municipal bonds.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline eXtensible Business Reporting Language, pursuant to Rule 405 of Regulation S-T (1): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Stockholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101.0)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA NATIONAL BANKSHARES CORPORATION
(Registrant)

By:	/s/ Glenn W. Rust
Glenn W. Rust
President and Chief Executive Officer (principal executive officer)

Date:	August 13, 2021

By:	/s/ Tara Y. Harrison
Tara Y. Harrison
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)
Date:	August 13, 2021