Form 10-Q
period 2021-09-30
Virginia National Bankshares Corp
filed 2021-11-12
CIK 1572334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 8, 2021, the registrant had 5,308,335 shares of common stock, $2.50 par value per share, outstanding.

VIRGINIA NATIONAL BANKSHARES CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30, 2021	December 31, 2020*
ASSETS	(Unaudited)
Cash and due from banks	$18,919	$8,116
Interest-bearing deposits in other banks	254,194	—
Federal funds sold	152,417	26,579
Securities:
Available for sale, at fair value	277,046	174,086
Restricted securities, at cost	2,610	3,010
Total securities	279,656	177,096
Loans	1,112,450	609,406
Allowance for loan losses	(5,623)	(5,455)
Loans, net	1,106,827	603,951
Premises and equipment, net	25,239	5,238
Bank owned life insurance	31,033	16,849
Goodwill	8,898	372
Core deposit intangible, net	7,855	—
Other intangible assets, net	290	341
Other real estate, net	611	—
Right of use asset, net	7,970	3,527
Accrued interest receivable and other assets	17,916	6,341
Total assets	$1,911,825	$848,410
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest-bearing	$504,696	$209,772
Interest-bearing	424,642	148,910
Money market and savings deposit accounts	642,788	272,980
Certificates of deposit and other time deposits	165,057	99,102
Total deposits	1,737,183	730,764
Advances from the FHLB	—	30,000
Junior subordinated debt	3,356	—
Lease liability	7,463	3,589
Accrued interest payable and other liabilities	3,913	1,459
Total liabilities	1,751,915	765,812

Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, $2.50 par value, 2,000,000 shares authorized, no shares outstanding	—	—
Common stock, $2.50 par value, 10,000,000 shares authorized; 5,307,235 shares issued and outstanding as of September 30, 2021 (includes 35,911 nonvested), and 2,714,273 shares issued and outstanding as of December 31, 2020 (includes 25,268 nonvested)	13,178	6,722
Capital surplus	104,446	32,457
Retained earnings	42,746	41,959
Accumulated other comprehensive income (loss)	(460)	1,460
Total shareholders' equity	159,910	82,598
Total liabilities and shareholders' equity	$1,911,825	$848,410

* Derived from audited Consolidated Financial Statements

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest and dividend income:
Loans, including fees	$12,957	$6,175	$31,904	$18,202
Federal funds sold	45	3	78	98
Other interest-bearing accounts	55	-	94	-
Investment securities:
Taxable	742	412	2,006	1,150
Tax exempt	280	159	729	326
Dividends	55	22	121	70
Total interest and dividend income	14,134	6,771	34,932	19,846

Interest expense:
Demand and savings deposits	673	383	1,598	1,468
Certificates and other time deposits	282	306	886	1,166
Borrowings	(325)	35	(181)	35
Total interest expense	630	724	2,303	2,669
Net interest income	13,504	6,047	32,629	17,177
Provision for loan losses	267	224	477	1,367
Net interest income after provision for loan losses	13,237	5,823	32,152	15,810

Noninterest income:
Wealth management fees	744	263	2,053	801
Advisory and brokerage income	358	175	908	516
Deposit account fees	396	162	982	484
Debit/credit card and ATM fees	808	144	1,561	435
Earnings/increase in value of bank owned life insurance	201	111	507	327
Gains on sales of securities	-	91	-	734
Loan swap fee income	24	344	59	977
Other	947	135	1,367	446
Total noninterest income	3,478	1,425	7,437	4,720

Noninterest expense:
Salaries and employee benefits	4,562	2,322	11,705	7,004
Net occupancy	1,039	501	2,643	1,405
Equipment	205	134	661	401
ATM, debt and credit card	212	46	589	140
Bank franchise tax	320	161	922	487
Computer software	361	159	744	435
Data processing	1,114	302	2,397	968
FDIC deposit insurance assessment	349	61	594	89
Marketing, advertising and promotion	337	55	706	334
Merger and merger related expenses	1,935	549	8,087	549
Professional fees	186	-	873	376
Core deposit intangible amortization	417	-	845	-
Other	1,787	645	2,832	1,694
Total noninterest expense	12,824	4,935	33,598	13,882

Income before income taxes	3,891	2,313	5,991	6,648
Provision for income taxes	753	443	1,201	1,286
Net income	$3,138	$1,870	$4,790	$5,362
Net income per common share, basic	$0.59	$0.69	$1.08	$1.98
Net income per common share, diluted	$0.59	$0.69	$1.07	$1.98

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income	$3,138	$1,870	$4,790	$5,362
Other comprehensive income (loss):
Unrealized gains (losses) on securities, net of tax of ($94) and ($488) for the three and nine months ended September 30, 2021; and net of tax of $81 and $484 for the three and nine months ended September 30, 2020, respectively	(352)	309	(1,836)	1,823
Reclassification adjustment for realized gains on sales of securities, net of tax of ($0) and ($0) for the three and nine months ended September 30, 2021; and net of tax of ($18) and ($154) for the three and nine months ended September 30, 2020, respectively	—	(73)	—	(580)
Unrealized gains (losses) on interest rate swaps, net of tax of $7 and ($22) for the three and nine months ended September 30, 2021; and net of tax of $0 and $0 for the three and nine months ended September 30, 2020, respectively	27	—	(84)	—
Total other comprehensive income (loss)	(325)	237	(1,920)	1,243
Total comprehensive income	$2,813	$2,107	$2,870	$6,605

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Dollars in thousands, except per share data)

(Unaudited)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2019	$6,720	$32,195	$37,235	$(43)	$76,107
Stock option expense	-	24	-	-	24
Restricted stock grant expense	-	15	-	-	15
Cash dividends declared ($0.30 per share)	-	-	(811)	-	(811)
Net income	-	-	1,404	-	1,404
Other comprehensive loss	-	-	-	(448)	(448)
Balance, March 31, 2020	$6,720	$32,234	$37,828	$(491)	$76,291
Stock option expense	-	34	-	-	34
Restricted stock grant expense	-	39	-	-	39
Cash dividends declared ($0.30 per share)	-	-	(814)	-	(814)
Net income	-	-	2,088	-	2,088
Other comprehensive income	-	-	-	1,454	1,454
Balance, June 30, 2020	$6,720	$32,307	$39,102	$963	$79,092
Stock option expense	-	30	-	-	30
Restricted stock grant expense	-	42	-	-	42
Vested stock grants	2	(2)	-	-	-
Cash dividends declared ($0.30 per share)	-	-	(814)	-	(814)
Net income	-	-	1,870	-	1,870
Other comprehensive income	-	-	-	237	237
Balance, September 30, 2020	$6,722	$32,377	$40,158	$1,200	$80,457

Balance, December 31, 2020	$6,722	$32,457	$41,959	$1,460	$82,598
Exercise of stock options	1	14	-	-	15
Stock option expense	-	34	-	-	34
Restricted stock grant expense	-	61	-	-	61
Vested stock grants	7	(7)	-	-	-
Cash dividends declared ($0.30 per share)	-	-	(814)	-	(814)
Net income	-	-	1,505	-	1,505
Other comprehensive loss	-	-	-	(3,387)	(3,387)
Balance, March 31, 2021	$6,730	$32,559	$42,650	$(1,927)	$80,012
Common stock issued in acquisition of Fauquier Bankshares, Inc.	6,428	71,608			78,036
Exercise of stock options	2	13	-	-	15
Stock option expense	-	31	-	-	31
Restricted stock grant expense	-	165	-	-	165
Vested stock grants	16	(16)	-	-	-
Cash dividends declared ($0.30 per share)	-	-	(1,596)	-	(1,596)
Net income	-	-	147	-	147
Other comprehensive income	-	-	-	1,792	1,792
Balance, June 30, 2021	$13,176	$104,360	$41,201	$(135)	$158,602
Stock option expense	-	31	-	-	31
Restricted stock grant expense	-	57	-	-	57
Vested stock grants	2	(2)	-	-	-
Cash dividends declared ($0.30 per share)	-	-	(1,593)	-	(1,593)
Net income	-	-	3,138	-	3,138
Other comprehensive loss	-	-	-	(325)	(325)
Balance, September 30, 2021	$13,178	$104,446	$42,746	$(460)	$159,910

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the nine months ended
	September 30, 2021	September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,790	$5,362
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	477	1,367
Net accretion of certain acquisition-related adjustments	(2,474)	-
Amortization of intangible assets	896	74
Net amortization and accretion of securities	1,100	471
Net gains on sale of securities	-	(734)
Net gains on sale of other assets	(65)	-
Earnings on bank owned life insurance	(507)	(327)
Deferred tax	25	-
Depreciation and other amortization	2,173	1,395
Stock option expense	96	88
Stock grant expense, restricted	283	96
Net change in:
Accrued interest receivable and other assets	(1,577)	(1,117)
Accrued interest payable and other liabilities	1,882	(19)
Net cash provided by operating activities	7,099	6,656

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Fauquier Bankshares	153,278	-
Net decrease (increase) in restricted investments	2,019	(1,753)
Purchases of available for sale securities	(36,127)	(122,372)
Proceeds from maturities, calls and principal payments of available for sale securities	22,876	34,821
Proceeds from sales of available for sale securities	—	62,184
Net decrease (increase) in loans	95,117	(97,644)
Proceeds from sale of loans	6,126	—
Cash payment for wealth management book of business	-	(50)
Proceeds from sale of premises and equipment	34	—
Purchase of bank premises and equipment	(1,055)	(132)
Net cash provided by (used in) investing activities	242,268	(124,946)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, and money market accounts	192,565	84,493
Net decrease in certificates of deposit and other time deposits	(3,728)	(11,183)
Net increase (decrease) in other borrowings	(42,582)	40,000
Proceeds from stock options exercised	30	-
Cash dividends paid	(4,817)	(2,433)
Net cash provided by financing activities	141,468	110,877
NET INCREASE IN CASH AND CASH EQUIVALENTS	$390,835	$(7,413)

CASH AND CASH EQUIVALENTS:
Beginning of period	$34,695	$19,085
End of period	$425,530	$11,672

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for interest	$2,289	$2,788
Cash payments for taxes	$1,042	$1,991

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized (losses) gains on available for sale securities	$(2,324)	$1,573
Unrealized (losses) gains on interest rate swaps	$(106)	$—
Initial right-of-use assets obtained in exchange for new operating lease liabilities	$—	$711
Assets acquired in business combination	$909,736	$—
Liabilities assumed in business combination	$840,226	$—
Change in goodwill	$8,526	$—

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2021

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

Business Combination: On April 1, 2021, Virginia National Bankshares Corporation (the “Company”) completed the merger with Fauquier Bankshares, Inc. with and into the Company for total consideration paid of $78.0 million. Additional information about this transaction is presented in Note 2 – Business Combinations.

Nature of Operations: The accompanying unaudited consolidated financial statements include the accounts of the Company, and its subsidiaries Virginia National Bank (the “Bank”) and Masonry Capital Management, LLC (“Masonry Capital”), a registered investment advisor. The Bank offers a full range of banking and related financial services to meet the needs of individuals, businesses and charitable organizations, including the fiduciary services of VNB Trust and Estate Services and of TFB Trust and Investment Management. The Bank also offers, through its networking agreements with third parties, investment advisory and other investment services under Sturman Wealth Advisors and TFB Investment Services. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation: The preparation of financial statements in conformity with GAAP and the reporting guidelines prescribed by regulatory authorities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, accounting for business combinations, including loans acquired in the business combination, impairment of loans, goodwill impairment, other-than-temporary impairment of securities, other intangible assets, and fair value measurements. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Presentation of Financial Statements In August 2021, the FASB issued ASU 2021-06, “'Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. This ASU incorporates recent SEC rule changes into the FASB Codification, including SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants”. The ASU is effective upon addition to the FASB Codification. The Company does not expect the adoption of ASU 2021-06 to have a material impact on its consolidated financial statements.

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

In connection with the Merger, the Company recorded approximately $8.5 million of goodwill and $8.7 million of other intangible assets related to the core deposits of Fauquier. The goodwill arising from the Merger with Fauquier is not deductible for income taxes. The core deposit intangible asset (“CDI”) will be amortized over a period of seven years using the sum of years digits method.

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

Securities available for sale: The estimated fair value of investment securities available for sale was based on quoted pricing from a third party portfolio accounting service vendor for the valuation of those securities.

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

Short-term borrowings: The fair value of borrowings was determined by comparison to current interest rates for similar borrowings. The resulting fair value adjustment to short-term borrowings is a $473,000 premium which will be amortized into interest expense over the remaining life of the debt on a straight-line basis. (Note that such borrowings were repaid in the third quarter of 2021, and therefore, the premium was fully amortized during the current quarter.)

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

Merger and merger related expenses were $1.9 million ($1.5 million after taxes) for the three months ended September 30, 2021 and $8.1 million ($6.2 million after taxes) for the nine months ended September 30, 2021. These costs included investment banker fees, expenses related to the integration of systems and operations, change of control payments, severance and stay-put bonuses and legal and consulting expenses, which have been expensed as incurred. $549 thousand ($324 thousand after taxes) of merger and merger related expenses were recognized during the three and nine months ended September 30, 2020.

Note 3. Securities

The amortized cost and fair values of securities available for sale as of September 30, 2021 and December 31, 2020 were as follows (dollars in thousands):

September 30, 2021		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$33,014	$54	$(530)	$32,538
Mortgage-backed securities/CMOs	146,409	655	(1,066)	145,998
Municipal bonds	98,099	1,244	(833)	98,510
Total Securities Available for Sale	$277,522	$1,953	$(2,429)	$277,046

December 31, 2020		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$25,496	$7	$(198)	$25,305
Mortgage-backed securities/CMOs	77,438	844	(182)	78,100
Municipal bonds	69,303	1,499	(121)	70,681
Total Securities Available for Sale	$172,237	$2,350	$(501)	$174,086

As of September 30, 2021, there were $160.3 million, or 104 issues of individual securities, held in an unrealized loss position. These securities have an unrealized loss of $2.4 million and consisted of 53 mortgage-backed/collateralized mortgage obligations (“CMOs”), 35 municipal bonds, and 16 agency bonds.

The following table summarizes all securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, at September 30, 2021, and December 31, 2020 (dollars in thousands):

September 30, 2021
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$18,067	$(319)	$9,539	$(211)	$27,606	$(530)
Mortgage-backed/CMOs	86,639	(1,043)	1,198	(23)	87,837	(1,066)
Municipal bonds	37,700	(658)	7,202	(175)	44,902	(833)
	$142,406	$(2,020)	$17,939	$(409)	$160,345	$(2,429)

December 31, 2020
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$19,298	$(198)	$—	$—	$19,298	$(198)
Mortgage-backed/CMOs	24,523	(182)	—	—	24,523	(182)
Municipal bonds	21,501	(121)	—	—	21,501	(121)
	$65,322	$(501)	$—	$—	$65,322	$(501)

The Company’s securities portfolio is primarily made up of fixed rate instruments, the prices of which move inversely with interest rates. Any unrealized losses are considered by management to be driven by increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the instruments approach their maturity date or repricing date or if market yields for such investments decline. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality. Accordingly, as of September 30, 2021, management believes the impairments detailed in the table above are temporary, and no impairment loss has been realized in the Company’s consolidated income statement.

An “other-than-temporary impairment” (“OTTI”) is considered to exist if either of the following conditions are met: it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or the Company does not expect to recover the security’s entire amortized cost basis (even if the Company does not intend to sell). In the event that a security would suffer impairment for a reason that was “other than temporary,” the Company would be expected to write down the security’s value to its new fair value, and the amount of the write down would be included in earnings as a realized loss. As of September 30, 2021, management has concluded that none of its investment securities have an OTTI based upon the information available. Additionally, management has the ability to hold any security with an unrealized loss until maturity or until such time as the value of the security has recovered from its unrealized loss position.

Securities having carrying values of $12.8 million at September 30, 2021 were pledged as collateral to secure deposits and for other purposes and facilitate borrowing from the Federal Reserve Bank of Richmond (“FRB”). At December 31, 2020, securities having carrying values of $6.0 million were similarly pledged.

For the three and nine months ended September 30, 2021, there were no sales of securities. For the three months ended September 30, 2020, proceeds from the sales of securities amounted to $16.1 million, with realized gains of $234 thousand and realized losses of $143 thousand. For the nine months ended September 30, 2020, proceeds from the sales of securities amounted to $62.2 million, with realized gains of $881 thousand and realized losses of $147 thousand.

Restricted securities are securities with limited marketability and consist of stock in the FRB, the Federal Home Loan Bank of Atlanta (“FHLB”), CBB Financial Corporation, the holding company for Community Bankers Bank, and an investment in an SBA loan fund. These restricted securities, totaling $2.6 million and $3.0 million as of September 30, 2021 and December 31, 2020, are carried at cost.

Note 4. Loans

The composition of the loan portfolio by major loan classifications at September 30, 2021 and December 31, 2020 appears below (dollars in thousands).

	September 30,	December 31,
	2021	2020
Commercial	$119,959	$118,688
Real estate construction and land	92,082	22,509
1-4 family residential mortgages	372,474	132,966
Commercial mortgages	464,866	277,109
Consumer	63,069	58,134
Total loans	1,112,450	609,406
Less: Allowance for loan losses	(5,623)	(5,455)
Net loans	$1,106,827	$603,951

Primarily within the second quarter of 2020 and the first quarter of 2021, the Company and Fauquier prior to the Merger assisted nonprofit organizations and local businesses by funding a combined total of $207.5 million of Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans, which were designed to provide economic relief to small businesses adversely impacted by COVID-19. As of September 30, 2021, the Company had PPP loans of $36.7 million outstanding on its balance sheet, with the remainder having been forgiven by the SBA.

The balances in the table above include unamortized premiums and net deferred loan costs (fees) on PPP loans and loans purchased prior to the Merger. As of September 30, 2021 and December 31, 2020, unamortized premiums on loans purchased prior to the Merger were $1.2 million and $1.8 million, respectively. Net deferred loan costs (fees) totaled $(1.1) million and $(931) thousand as of September 30, 2021 and December 31, 2020, respectively. The deferred fees increased $184 thousand due to the fees collected from the SBA for the additional PPP loans funded during the nine months ended September 30, 2021. Net deferred fees on PPP loans and loans purchased prior to the

Merger are being amortized over the contractual life of the underlying loans. As loans are forgiven by the SBA, accounting principles allow for the accelerated recognition of unamortized fees at that time.

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting. The table above includes a net fair value mark of $12.3 million on the purchased impaired loans and $7.1 million on the purchased performing loans as of September 30, 2021 on the Acquired Loans. See Note 2 – Business Combinations for more information on fair value of loan balances acquired in the Merger.

The outstanding principal balance and the carrying amount at September 30, 2021 on these Acquired Loans were as follows:

	September 30, 2021
	Acquired Loans - Purchased Credit Impaired	Acquired Loans - Purchased Performing	Acquired Loans - Total
Outstanding principal balance	$80,308	$424,070	$504,378
Carrying amount:
Commercial	$1,775	$41,551	$43,326
Real estate construction and land	24,148	29,404	53,552
1-4 family residential mortgages	17,757	205,724	223,481
Commercial mortgages	24,214	136,949	161,163
Consumer	150	3,379	3,529
Total acquired loans	$68,044	$417,007	$485,051

The following table presents a summary of the changes in the accretable yield of loans classified as purchased credit impaired:

	Three months ended	Nine months ended
	September 30, 2021	September 30, 2021

Accretable yield, beginning of period	$14,641	$—
Additions	—	15,499
Accretion	(773)	(1,631)
Accretable yield, end of period	$13,868	$13,868

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

The following tables reflect the breakdown by class of the Company’s loans classified as impaired loans, excluding Acquired Loans that are not impaired, as of September 30, 2021 and December 31, 2020. These loans are reported at their recorded investment, which is the carrying amount of the loan as reflected on the Company’s balance sheet, net of charge-offs and other amounts applied to reduce the net book balance. Average recorded investment in impaired loans is computed using an average of month-end balances for these loans for either the nine months ended September 30, 2021 or the twelve months ended December 31, 2020. Interest income recognized is for the nine months ended September 30, 2021 or the twelve months ended December 31, 2020 (dollars in thousands).

September 30, 2021	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
Real estate construction and land	$—	$40	$-	$2	$-
1-4 family residential mortgages	602	602	-	160	23
Total impaired loans without a valuation allowance	602	642	-	162	23

Impaired loans with a valuation allowance
Consumer	952	952	5	987	41
Total impaired loans with a valuation allowance	952	952	5	987	41
Total impaired loans	$1,554	$1,594	$5	$1,149	$64

December 31, 2020	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
Real estate construction and land	$8	$55	$-	$97	$-
1-4 family residential mortgages	109	109	-	113	6
Commercial real estate	-	-	-	781	48
Total impaired loans without a valuation allowance	117	164	-	991	54

Impaired loans with a valuation allowance
Consumer	1,156	1,156	4	1,145	70
Total impaired loans with a valuation allowance	1,156	1,156	4	1,145	70
Total impaired loans	$1,273	$1,320	$4	$2,136	$124

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

	September 30, 2021	December 31, 2020
Real estate construction and land	$—	$8
1-4 family residential mortgages	777	—
Total non-accrual loans	$777	$8

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

In accordance with regulatory guidance, the Company approved for certain customers who have been adversely affected by COVID-19 to defer principal-only, or principal and interest. Such short-term modifications, which were made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. Loan deferrals declined to $1.2 million as of September 30, 2021, from $9.4 million as of September 30, 2020. Only three loans remain in deferral status as of September 30, 2021, and only $28 thousand of this balance is not government guaranteed.

Based on regulatory guidance on student lending, the Company has classified 57 of its student loans purchased (“Purchased Student Loans”), as TDRs for a total of $952 thousand as of September 30, 2021. (Note that this excludes the student loans acquired from Fauquier that were 98% guaranteed by the U. S. Government (the “Acquired Student Loans”), 97% of which were sold to a third party during the three months ended September 30, 2021.) These borrowers that should have been in repayment have requested and been granted payment extensions or reductions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered TDRs. Student loan borrowers are allowed in-school deferments, plus an automatic six-month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance. Initially, all student loans were fully insured by a surety bond, and the Company did not expect to experience a loss on these loans. Based on the loss of insurance after July 27, 2018 due to the insolvency of the insurer, management has evaluated these loans individually for impairment and included any expected loss in the allowance for loan losses; interest continues to accrue on these TDRs during any deferment and forbearance periods.

The following provides a summary, by class, of TDRs that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and TDRs that have been placed in non-accrual status, which are considered to be nonperforming (dollars in thousands).

Troubled debt restructurings	September 30, 2021		December 31, 2020
	No. of	Recorded	No. of	Recorded
	Loans	Investment	Loans	Investment
Performing TDRs
1-4 family residential mortgages	1	$101	1	$109
Consumer	53	828	75	1,156
Total performing TDRs	54	$929	76	$1,265

Nonperforming TDRs
Real estate construction and land development	0	$-	1	$8
1-4 family residential mortgages	1	501	0	—
Consumer	4	124	0	—
Total nonperforming TDRs	5	$625	1	$8
Total TDRs	59	$1,554	77	$1,273

A summary of loans shown above that were modified under the terms of a TDR during the three and nine months ended September 30, 2021 and 2020 is shown below by class (dollars in thousands). The Post-Modification Recorded Balance reflects the period end balances, inclusive of any interest capitalized to principal, partial principal paydowns, and principal charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

	For the three months ended			For the three months ended
	September 30, 2021			September 30, 2020
	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance

Consumer	0	$—	$—	9	$119	$119
1-4 family residential mortgages	1	501	501	0	—	—
Total loans modified during the period	1	$501	$501	9	$119	$119

	For the nine months ended			For the nine months ended
	September 30, 2021			September 30, 2020
	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance

Consumer	6	$63	$63	15	$168	$168
1-4 family residential mortgages	1	501	501	0	—	—
Total loans modified during the period	7	$564	$564	15	$168	$168

During the nine months ended September 30, 2021, there were three loans modified as a TDR that subsequently defaulted which had been modified as a TDR during the twelve months prior to default. These student loans had balances of $22 thousand prior to being charged off. There were five loans modified as a TDR that subsequently defaulted during the year ended December 31, 2020 which had been modified as a TDR during the twelve months prior to default. These student loans had balances totaling $48 thousand prior to being charged off.

There were no loans secured by 1-4 family residential property that were in the process of foreclosure at September 30, 2021 or December 31, 2020.

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

For purposes of determining the allowance for loan losses on the outstanding loans that were not Acquired Loans, the Company has segmented certain loans in the portfolio by product type. Within these segments, the Company has sub-segmented its portfolio by classes within the segments, based on the associated risks within these classes. Note that under the acquisition method of accounting (ASC 805), the allowance for loan losses recorded in the books of Fauquier was not carried over into the books of the Company.

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

The following represents the loan portfolio designated by the internal risk ratings assigned to each credit as of September 30, 2021 and December 31, 2020 (dollars in thousands). There were no loans rated “Doubtful” as of either period.

September 30, 2021	Excellent	Good	Pass	Watch	Special Mention	Sub- standard	TOTAL
Commercial	$63,273	$15,753	$38,679	$34	$1,836	$384	$119,959
Real estate construction and land	-	-	81,783	7,507	2,159	633	92,082
1-4 family residential mortgages	-	-	359,304	2,644	627	9,899	372,474
Commercial mortgages	-	-	442,978	5,742	845	15,301	464,866
Consumer	495	25,442	35,734	1,228	119	51	63,069
Total Loans	$63,768	$41,195	$958,478	$17,155	$5,586	$26,268	$1,112,450

December 31, 2020	Excellent	Good	Pass	Watch	Special Mention	Sub- standard	TOTAL
Commercial	$87,014	$14,336	$16,126	$485	$-	$727	$118,688
Real estate construction and land	-	-	22,305	-	-	204	22,509
1-4 family residential mortgages	-	-	126,910	3,634	1,357	1,065	132,966
Commercial mortgages	-	-	261,663	5,854	-	9,592	277,109
Consumer	1,012	18,929	36,573	1,373	64	183	58,134
Total Loans	$88,026	$33,265	$463,577	$11,346	$1,421	$11,771	$609,406

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

As of March 31, 2020 and June 30, 2020, the Company downgraded the economic qualitative factors within its ALLL model in light of the effects of COVID-19 on the economy. No additional downgrades of such factors were taken during the quarters ended September 30, 2020, December 31, 2020 or March 31, 2021. During the quarter ended June 30, 2021, the Company upgraded the economic qualitative factors, resulting in a release of a portion of the reserves for loan losses related to the pandemic, as credit deterioration since the onset of COVID-19 has so far not been experienced to the extent anticipated. No additional changes were made to the economic qualitative factors during the quarter ended September 30, 2021. If economic conditions improve or worsen, the Company could experience changes in the required ALLL. It is possible that asset quality metrics could decline in the future if there is a resurgence of COVID-19 cases that disrupts economic activity.

For each segment and class of loans, management must exercise significant judgment to determine the estimation method that fits the credit risk characteristics of its various segments. Although this evaluation is inherently subjective, qualified management utilizes its significant knowledge and experience related to both the Company’s markets and the history of the Company’s loan losses.

Impaired loans are individually evaluated and, if deemed appropriate, a specific allocation is made for these loans. In reviewing the loans classified as impaired loans totaling $1.6 million at September 30, 2021, a specific valuation allowance was recognized after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the borrower. The $5 thousand in the allowance total shown below as individually evaluated for impairment was attributed to the impaired student loans that required an allowance as of September 30, 2021 due to the loss of the insurance on this portfolio as discussed previously.

A summary of the transactions in the Allowance for Loan Losses by major loan portfolio segment for the nine months ended September 30, 2021 and the year ended December 31, 2020 appears below (dollars in thousands):

As of and for the period ended September 30, 2021
	Commercial Loans	Real Estate Construction and Land	Real Estate Mortgages	Consumer Loans	Total
Allowance for Loan Losses:
Balance as of beginning of year	$209	$160	$3,897	$1,189	$5,455
Charge-offs	(91)	—	—	(514)	(605)
Recoveries	185	7	4	100	296
Provision for (recovery of) loan losses	(134)	128	291	192	477
Ending Balance	$169	$295	$4,192	$967	$5,623

Ending Balance:
Individually evaluated for impairment	$—	$—	$—	$5	$5
Collectively evaluated for impairment	169	295	4,192	962	5,618
Acquired loans - purchased credit impaired	-	-	-	-	-
Loans:
Individually evaluated for impairment	-	-	602	952	1,554
Collectively evaluated for impairment	118,184	67,934	794,767	61,967	1,042,852
Acquired loans - purchased credit impaired	1,775	24,148	41,971	150	68,044
Ending Balance	$119,959	$92,082	$837,340	$63,069	1,112,450

As of and for the period ended December 31, 2020
	Commercial Loans	Real Estate Construction and Land	Real Estate Mortgages	Consumer Loans	Total
Allowance for Loan Losses:
Balance as of beginning of year	$302	$109	$2,684	$1,114	$4,209
Charge-offs	—	—	—	(805)	(805)
Recoveries	28	-	1	400	429
Provision for (recovery of) loan losses	(121)	51	1,212	480	1,622
Ending Balance	$209	$160	$3,897	$1,189	$5,455

Ending Balance:
Individually evaluated for impairment	$—	$—	$—	$4	$4
Collectively evaluated for impairment	209	160	3,897	1,185	5,451
Loans:
Individually evaluated for impairment	$—	$8	$109	$1,156	$1,273
Collectively evaluated for impairment	118,688	22,501	409,966	56,978	608,133
Ending Balance	$118,688	$22,509	$410,075	$58,134	$609,406

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

The following tables show the aging of past due loans as of September 30, 2021 and December 31, 2020 (dollars in thousands).

Past Due Aging as of September 30, 2021	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	PCI	Current	Total Loans	90 Days Past Due and Still Accruing

Commercial	$240	$-	$641	$881	$1,775	$117,303	$119,959	$641
Real estate construction and land	8	-	-	8	24,148	67,926	92,082	-
1-4 family residential mortgages	1,092	-	777	1,869	17,757	352,848	372,474	-
Commercial mortgages	-	-	-	-	24,214	440,652	464,866	-
Consumer loans	278	155	37	470	150	62,449	63,069	37
Total Loans	$1,618	$155	$1,455	$3,228	$68,044	$1,041,178	$1,112,450	$678

Past Due Aging as of December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing

Commercial	$1,130	$470	$-	$1,600	$117,088	$118,688	$-
Real estate construction and land	-	-	-	-	22,509	22,509	-
1-4 family residential mortgages	501	-	-	501	132,465	132,966	-
Commercial mortgages	46	-	-	46	277,063	277,109	-
Consumer loans	298	66	137	501	57,633	58,134	137
Total Loans	$1,975	$536	$137	$2,648	$606,758	$609,406	$137

NOTE 6: Goodwill and Other Intangible Assets

The carrying amount of goodwill was $8.9 million and $372 thousand at September 30, 2021 and December 31, 2020, respectively. The following table presents the changes in goodwill during the nine months ended September 30, 2021. There were no changes in the recorded balance of goodwill during the three and nine months ended September 30, 2020.

	Sturman Wealth Advisors	Fauquier	Total
Balance as of January 1, 2021	$372	$-	$372
Acquisition of Fauquier	-	8,526	8,526
Balance at September 30, 2021	$372	$8,526	$8,898

The Corporation had $8.1 million and $341 thousand of other intangible assets as of September 30, 2021 and December 31, 2020, respectively. Other intangible assets were recognized in connection with (i) the book of business, including interest in the client relationships of an officer, acquired by VNB Wealth in 2016, now referred to as Sturman Wealth

Advisors, and (ii) the core deposits acquired from Fauquier in 2021. The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets (dollars in thousands):

	September 30, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible	$8,700	$(845)	$-	$-
Customer relationships intangible	773	(483)	773	(432)
Total	$9,473	$(1,328)	$773	$(432)

Amortization expense was $434 thousand and $18 thousand for the three months ended September 30, 2021 and 2020, respectively and $896 thousand and $74 thousand for the nine months ended September 30, 2021 and 2020, respectively.

Estimated future amortization expense as of September 30, 2021 is as follows (dollars in thousands):

	Core	Customer
	Deposit	Relationships
	Intangible	Intangible
For the three months ending December 31, 2021	$406	$17
For the year ending December 31, 2022	1,517	67
For the year ending December 31, 2023	1,345	67
For the year ending December 31, 2024	1,172	67
For the year ending December 31, 2025	999	67
Thereafter	2,416	5
Total	$7,855	$290

Note 7. Net Income Per Share

The table below shows the weighted average number of shares used in computing net income per common share and the effect of the weighted average number of shares of potential dilutive common stock for the three and nine months ended September 30, 2021 and 2020. Diluted net income per share is computed based on the weighted average number of shares of common stock equivalents outstanding, to the extent dilutive. The Company’s common stock equivalents relate to outstanding common stock options. Unvested restricted stock as noted in the Consolidated Balance Sheets as of September 30, 2021 and September 30, 2020 is included in the calculation of basic and diluted net income per share (dollars below reported in thousands except per share data).

Three Months Ended	September 30, 2021			September 30, 2020
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic net income per share	$3,138	5,306,370	$0.59	$1,870	2,714,273	$0.69
Effect of dilutive stock options	-	32,502	-	-	624	-
Diluted net income per share	$3,138	5,338,872	$0.59	$1,870	2,714,897	$0.69

Nine Months Ended	September 30, 2021			September 30, 2020
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic net income per share	$4,790	4,453,303	$1.08	$5,362	2,705,730	$1.98
Effect of dilutive stock options	-	25,476	(0.01)	-	708	-
Diluted net income per share	$4,790	$4,478,779	$1.07	$5,362	$2,706,438	$1.98

For the three and nine months ended September 30, 2021, there were 91,501 option shares considered anti-dilutive and excluded from this calculation. For the three and nine months ended September 30, 2020, there were 145,404 option shares considered anti-dilutive and excluded from this calculation.

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

A summary of the shares issued and available under each of the Plans is shown below as of September 30, 2021. Share data and exercise price range per share have been adjusted to reflect prior issued stock dividends. Although the 2005 Plan has expired and no new grants will be issued under this plan, there were options issued before the plan expired that are still outstanding as shown below.

	2005 Plan	2014 Plan
Aggregate shares issuable	253,575	275,625
Options issued, net of forfeited and expired options	(59,870)	(164,106)
Unrestricted stock issued	-	(11,535)
Restricted stock grants issued	-	(46,917)
Cancelled due to Plan expiration	(193,705)	-
Remaining available for grant	-	53,067

Stock grants issued and outstanding:
Total vested and unvested shares	—	58,452
Fully vested shares	—	22,541

Option grants issued and outstanding:
Total vested and unvested shares	1,379	161,901
Fully vested shares	1,379	55,293

Exercise price range	$13.69	$23.75 to $42.62

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

Stock Options

Changes in the stock options outstanding related to the Plans are summarized below (dollars in thousands except per share data):

	September 30, 2021
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2021	146,783	$33.51	$-
Issued	17,600	36.14
Exercised	(1,103)	(27.39)
Expired	—	—
Outstanding at September 30, 2021	163,280	$33.84	$790

Options exercisable at September 30, 2021	56,672	$37.21	$183

For the nine months ended September 30, 2021 and 2020, the Company recognized $96 thousand and $88 thousand, respectively, in compensation expense for stock options. As of September 30, 2021, there was $395 thousand in unrecognized compensation expense remaining to be recognized in future reporting periods through 2025. The fair value of any stock option grant is estimated at the grant date using the Black-Scholes pricing model. 17,600 stock option grants were issued during the three months ended September 30, 2021, and 40,000 stock option grants were issued during the three months ended September 30, 2020. 17,600 stock option grants were issued in the nine months ended September 30, 2021 and 66,000 stock options grants were issued during the nine months ended September 30, 2020.

The fair value of each option granted in the nine months ended September 30, 2021 and 2020 was estimated based on the assumptions noted in the following table:

	For the nine months ended
	September 30, 2021	September 30, 2020
Expected volatility[1]	25.16%	22.97%
Expected dividends[2]	3.32%	4.75%
Expected term (in years)[3]	6.25	6.50
Risk-free rate[4]	1.19%	0.68%

1.
Based on the monthly historical volatility of the Company’s stock price over the expected life of the options.
2.
Calculated as the ratio of historical dividends paid per share of common stock to the stock price on the date of grant.
3.
Based on the average of the contractual life and vesting period for the respective option.
4.
Based upon an interpolated U.S. Treasury yield curve interest rate that corresponds to the contractual life of the option, in effect at the time of the grant.

Summary information pertaining to options outstanding at September 30, 2021 is shown below. Share and per share data have been adjusted to reflect the prior stock dividends issued.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$13.69 to $20.00	1,379	1.4 Years	$13.69	1,379	$13.69
$20.01 to $30.00	66,000	8.8 Years	24.64	13,200	24.64
$30.01 to $40.00	38,420	8.6 Years	37.23	7,608	38.73
$40.01 to $42.62	57,481	6.6 Years	42.62	34,485	42.62
Total	163,280	7.9 Years	$33.84	56,672	$37.21

Stock Grants

Restricted stock grants – During the three and nine months ended September 30, 2021, 1,416 and 20,649 restricted shares, respectively, were granted to employees and non-employee directors, vesting over a four- or five-year period. During the three and nine months ended September 30, 2020, zero and 22,268 restricted shares, respectively, were granted. For the three and nine months ended September 30, 2021, $57 thousand and $283 thousand, respectively, was expensed as a result of restricted stock grants. For the three and nine months ended September 30, 2020, $42 thousand and $96 thousand, respectively, in expense was incurred. As of September 30, 2021, there was $861 thousand in unrecognized compensation expense for restricted stock grants remaining to be recognized in future reporting periods through 2026.

Changes in the restricted stock grants outstanding during the nine months ended September 30, 2021 are summarized below (dollars in thousands except per share data):

	September 30, 2021
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested as of January 1, 2021	25,268	$26.60	$913
Issued	20,649	29.22	746
Vested	(10,006)	(27.01)	(362)
Nonvested at September 30, 2021	35,911	$28.00	$1,297

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

The following tables present the balances measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (dollars in thousands):

		Fair Value Measurements at September 30, 2021 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$32,538	$-	$32,538	$-
Mortgage-backed securities/CMOs	145,998	-	145,998	-
Municipal bonds	98,510	-	98,510	-
Total securities available for sale	$277,046	$-	$277,046	$-

Liabilities:
Interest rate swaps	$241		$241
Total liabilities at fair value	$241	$-	$241	$-

		Fair Value Measurements at December 31, 2020 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$25,305	$-	$25,305	$-
Mortgage-backed securities/CMOs	78,100	-	78,100	-
Municipal bonds	70,681	-	70,681	-
Total securities available for sale	$174,086	$-	$174,086	$-

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

Other Real Estate Owned

Other real estate owned (“OREO”) is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the Allowance for Loan Losses. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the Consolidated Statements of Income. As of September 30, 2021, the Company had one OREO property acquired through the Merger which is carried at a fair value of $611 thousand. As of December 31, 2020, the Company had no OREO property.

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

Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. The Company had impaired loans, excluding PCI loans, of $1.6 million as of September 30, 2021 and $1.3 million as of December 31, 2020. All impaired loans were measured based on expected future cash flows discounted at the loan’s effective interest rate, or fair value of collateral, as noted above.

The following table presents the Company’s assets that were measured at fair value on a nonrecurring basis as of September 30, 2021. There were no such assets to report as of December 31, 2020.

		Fair Value Measurements at September 30, 2021 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Other Real Estate Owned	$611	$—	$—	$611

For the assets measured at fair value on a nonrecurring basis as of September 30, 2021, the following table displays quantitative information about Level 3 Fair Value Measurements (dollars in thousands):

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

The carrying values and estimated fair values of the Company's financial instruments as of September 30, 2021 and December 31, 2020 are as follows (dollars in thousands):

		Fair Value Measurements at September 30, 2021 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$425,530	$425,530	$-	$-	$425,530
Available for sale securities	277,046	-	277,046	-	277,046
Loans, net	1,106,827	-	-	1,121,177	1,121,177
Bank owned life insurance	31,033	-	31,033	-	31,033
Other real estate, net	611	-	-	611	611
Accrued interest receivable	3,690	-	1,017	2,673	3,690

Liabilities
Demand deposits and interest-bearing transaction, money market, and savings accounts	$1,572,126	$-	$1,572,126	$-	$1,572,126
Certificates of deposit and other time deposits	165,057	-	165,357	-	165,357
Junior subordinated debt	3,356	-	-	3,356	3,356
Accrued interest payable	173	-	173	-	173
Interest rate swaps	241		241

		Fair Value Measurements at December 31, 2020 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$34,695	$34,695	$-	$-	$34,695
Available for sale securities	174,086	-	174,086	-	174,086
Loans, net	603,951	-	-	602,859	602,859
Bank owned life insurance	16,849	-	16,849	-	16,849
Accrued interest receivable	2,904	-	729	2,175	2,904

Liabilities
Demand deposits and interest-bearing transaction, money market, and savings accounts	$631,662	$-	$631,662	$-	$631,662
Certificates of deposit and other time deposits	99,102	-	99,580	-	99,580
Borrowings	30,000	-	30,000	-	30,000
Accrued interest payable	159	-	159	-	159

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

Note 10. Other Comprehensive Income

A component of the Company’s other comprehensive income, in addition to net income from operations, is the recognition of the unrealized gains and losses on available for sale securities, net of income taxes. Reclassifications of realized gains and losses on available for sale securities are reported in the income statement as “Gains on sales of securities” with the corresponding income tax effect reflected as a component of income tax expense. There were no sales of securities in the first three quarters of 2021. Amounts reclassified out of accumulated other comprehensive income are presented below for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Available for sale securities
Realized gains on sales of securities	$—	$91	$—	$734
Tax effect	---	(18)	---	(154)
Realized gains, net of tax	$—	$73	$—	$580

The following table presents the cumulative balances of the components of accumulated other comprehensive income (loss), net of deferred taxes of $122 thousand and ($389) thousand, as of September 30, 2021 and December 31, 2020, respectively (dollars in thousands).

	September 30, 2021	December 31, 2020
Accumulated other comprehensive income (loss) on securities	$(376)	$1,460
Accumulated other comprehensive loss on interest rate swap	(84)	---
Total accumulated other comprehensive income (loss)	$(460)	$1,460

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

A management fee for administrative and technology support services provided by the Bank is allocated to the other three lines of business. For both the three months ended September 30, 2021 and 2020, management fees totaling $25 thousand were charged by the Bank and eliminated in consolidated totals. For both the nine months ended September 30, 2021 and 2020, management fees totaling $75 thousand were charged by the Bank and eliminated in consolidated totals.

Segment information for the three and nine months ended September 30, 2021 and 2020 is shown in the following tables (dollars in thousands). Note that asset information is not reported below, as the assets of Sturman Wealth Advisors and VNB Trust & Estate Services are reported at the Bank level; also, assets specifically allocated to the lines of business other than the Bank are insignificant and are no longer provided to the chief operating decision maker.

Three months ended September 30, 2021	Bank	Sturman Wealth Advisors	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$13,504	$-	$-	$-	$13,504
Provision for (recovery of) loan losses	267	-	-	-	267
Noninterest income	2,890	209	203	176	3,478
Noninterest expense	12,183	163	315	163	12,824
Income (loss) before income taxes	3,944	46	(112)	13	3,891
Provision for (benefit from) income taxes	763	10	(23)	3	753
Net income (loss)	$3,181	$36	$(89)	$10	$3,138

Nine months ended September 30, 2021	Bank	Sturman Wealth Advisors	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$32,629	$-	$-	$-	$32,629
Provision for loan losses	477	-	-	-	477
Noninterest income	5,760	602	607	468	7,437
Noninterest expense	31,854	490	736	518	33,598
Income (loss) before income taxes	6,058	112	(129)	(50)	5,991
Provision for income taxes	1,214	24	(27)	(10)	1,201
Net income (loss)	$4,844	$88	$(102)	$(40)	$4,790

Three months ended September 30, 2020	Bank	Sturman Wealth Advisors	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$6,047	$-	$-	$-	$6,047
Provision for loan losses	224	-	-	-	224
Noninterest income	970	176	192	87	1,425
Noninterest expense	4,373	155	196	211	4,935
Income (loss) before income taxes	2,420	21	(4)	(124)	2,313
Provision for (benefit from) income taxes	466	4	(1)	(26)	443
Net income (loss)	$1,954	$17	$(3)	$(98)	$1,870

Nine months ended September 30, 2020	Bank	Sturman Wealth Advisors	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$17,177	$-	$-	$-	$17,177
Provision for loan losses	1,367	-	-	-	1,367
Noninterest income	3,316	516	625	263	4,720
Noninterest expense	12,147	483	668	584	13,882
Income (loss) before income taxes	6,979	33	(43)	(321)	6,648
Provision for income taxes	1,355	7	(9)	(67)	1,286
Net income (loss)	$5,624	$26	$(34)	$(254)	$5,362

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

The following tables present information about the Company’s leases (dollars in thousands):

	September 30, 2021	September 30, 2020
Lease liability	$7,463	$3,783
Right-of-use asset	$7,970	$3,725
Weighted average remaining lease term	6.19 years	5.35 years
Weighted average discount rate	1.98%	2.55%

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Expense	2021	2020	2021	2020
Operating lease expense	$420	$228	$1,069	$636
Short-term lease expense	127	28	188	85
Total lease expense	$547	$256	$1,257	$721
Cash paid for amounts included in lease liabilities	$390	$199	$998	$597

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Undiscounted Cash Flow	September 30, 2021
Three months ending December 31, 2021	$391
Twelve months ending December 31, 2022	1,534
Twelve months ending December 31, 2023	1,462
Twelve months ending December 31, 2024	1,175
Twelve months ending December 31, 2025	968
Twelve months ending December 31, 2026	622
Thereafter	1,771
Total undiscounted cash flows	$7,923
Less: Discount	(460)
Lease liability	$7,463

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements, and notes thereto, of Virginia National Bankshares Corporation (the “Company”) included in this report and the audited consolidated financial statements, and notes thereto, of the Company included in the Company’s Form 10-K for the year ended December 31, 2020. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021 or any future period.

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

•
Return on average assets (“ROAA”) for the three months ended September 30, 2021 was 0.65% compared to 0.89% realized in the same period in the prior year. ROAA excluding the impact of merger and merger related expenses (a non-GAAP financial measure) would have been 0.96% for the three months ended September 30, 2021 and 1.08% for the three months ended September 30, 2020. ROAA for the nine months ended September 30, 2021 was 0.41% compared to 0.92% realized in the same period in the prior year. ROAA excluding the impact of merger and merger related expenses (a non-GAAP financial measure) would have been 0.95% for the nine months ended September 30, 2021, 2 basis points ("bps") less than the ROAA for the prior comparable period of 0.97% excluding the impact of merger and merger related expenses (a non-GAAP financial measure).
•
Return on average equity (“ROAE”) for the three months ended September 30, 2021 was 7.70% compared to 9.20% realized in same period in the prior year. ROAE excluding the impact of merger and merger related expenses (a non-GAAP financial measure) would have been 11.30% for the three months ended September 30, 2021, compared to 11.12% for the same period in the prior year. ROAE for the nine months ended September 30, 2021 was 4.80% compared to 9.05% realized in same period in the prior year. ROAE excluding the impact of merger and merger related expenses (a non-GAAP financial measure) would have been 11.01% for the nine months ended September 30, 2021, exceeding the ROAE from the comparable period in the prior year of 9.60% excluding the impact of merger and merger related expenses (a non-GAAP financial measure).
•
The Company incurred $1.9 million in merger and merger related expenses during the three months ended September 30, 2021, compared to $549 thousand during the nine months ended September 30, 2020, related to the combination with Fauquier, which closed on April 1, 2021. The majority of such merger and merger related expenses during the current period related to a change-of-control payment, severance and stay-put bonuses, while the prior year expense related primarily to legal expenses. The post-tax expense of $1.4 million represents $0.27 per diluted share for the three months ended September 30, 2021. The Company incurred $8.1 million in merger and merger related expenses during the nine months ended September 30, 2021, compared to $549 thousand during the nine months ended September 30, 2020.
•
Net income per diluted share was $0.59 for the three months ended September 30, 2021, compared to $0.69 for the same period in the prior year. Net income per diluted share, excluding merger and merger related expenses (a non-GAAP financial measure), would have been $0.86 in the current quarter, exceeding the net income per diluted share of the comparable prior period, excluding merger and merger related expenses, of $0.83. Net income per diluted share was $1.07 for the nine months ended September 30, 2021, compared to $1.98 for the same period in the prior year. Net income per diluted share, excluding merger and merger related expenses (a non-GAAP financial measure), would have been $2.45 for the nine months ended September 30, 2021, exceeding the net income per diluted share, excluding merger and merger related expenses, of the comparable prior period of $2.10.

We also manage our capital levels through growth, quarterly cash dividends, periodic stock dividends and share repurchases, when prudent, while maintaining a strong capital position. Refer to the Results of Operations, Non-GAAP Presentation section, later in this Management’s Discussion and Analysis for more discussion on these financial performance measures.

IMPACT OF COVID-19

Continuing cases of COVID-19, including the emergence of variants of the COVID-19 virus, continue to be a public health concern in the Company’s markets. While more than 75% of adults in the U.S. and in Virginia are fully vaccinated against COVID-19, the rate of vaccinations appears to have peaked, and the Delta variant has shown that there remains a threat of a resurgence of cases. There have been encouraging signs of strength in the economic recovery, including growth in consumer spending and improvement in the labor market, but many businesses continue to face difficulty in hiring desirable employees and meeting consumer demand, and certain portions of the global supply chain remain challenged by shortages and delays that first occurred due to the initial COVID-19 outbreak. There remains uncertainty about the pace of economic recovery, including uncertainty related to the labor market, inflation and fiscal and monetary policy responses from the federal government. There remains a risk that consumers and borrowers who have been supported during the pandemic by government stimulus measures may not return to employment and may not be able to repay debts as agreed following the cessation of government stimulus programs, including expanded unemployment benefits.

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

During the year ended December 31, 2020, we provided an additional $1.6 million for loan losses primarily by downgrading the qualitative economic factors within the ALLL model in light of the effects of COVID-19 on the economy. At the end of the second quarter of 2021, credit deterioration since the onset of the COVID-19 pandemic had not been experienced to the extent previously anticipated, and therefore, during the second quarter of 2021, we released a portion of these added reserves through a reversal of provision for loan losses. The Company continues to maintain reserves for loan losses at September 30, 2021 related to the pandemic and believe that our allowance for loan losses will be adequate to absorb probable losses that are inherent in our loan portfolio. If loan losses ultimately are not realized to the extent of the reserves provided for during the pandemic, our allowance for loan losses may be reduced in future periods through further reversals of provision for loan losses, which could benefit our results of operations for any such future period. However, if there are further challenges to the economic recovery, including a resurgence in COVID-19 cases or the emergence of variants of the COVID-19 virus that threaten to disrupt economic activity, additional provision for loan losses may be required in future periods.

Interest income could be reduced due to the economic impact of COVID-19. In accordance with guidance from regulators, the Company is working with borrowers who were adversely affected by COVID-19 to defer principal only, or principal and interest. Loan deferrals as of September 30, 2021 amount to $1.2 million and consist of only three loans. 99% of this balance is 100% government-guaranteed for which the deferrals were approved by the United States Department of Agriculture; and $28 thousand, or less than 1%, are student loans, which are private student loans not subject to potential federal forgiveness. In accordance with interagency guidance issued in March 2020 and the CARES Act, these short-term deferrals are not considered troubled debt restructurings (“TDRs”).

Primarily within the second quarter of 2020 and the first quarter of 2021, the Company devoted significant resources to accept PPP applications, a program designed to provide a direct incentive for small businesses to keep employees on their payroll. In total, the Company, including Virginia National Bank and The Fauquier Bank, funded $207.5 million in PPP loans, with average origination fees of 3.9%, assisting many nonprofits and local businesses through this program. As of September 30, 2021, 82.3% of the total dollars of PPP loans had been forgiven by the SBA, with $36.7 million outstanding. Loans funded through the PPP are fully guaranteed by the U.S. government. The Company believes that it performed the required due diligence pursuant to the established SBA criteria; nonetheless, if a determination is made that certain loans did not meet the criteria established for the program, the Company may be required to establish additional ALLL through provision for loan loss expense which will negatively impact net income.

Capital and Liquidity

As of September 30, 2021, capital ratios of the Company were in excess of regulatory requirements. While currently included in the category of “well capitalized” by bank regulators, a prolonged economic recession could adversely impact reported and regulatory capital ratios. The Company maintains access to multiple sources of liquidity. Management has also revisited its capital and liquidity stress tests, as well as capital and liquidity contingency plans to validate how the Company can react effectively to the economic downturn caused by this pandemic.

Goodwill

The Company’s goodwill was recognized in connection with the acquisition of Fauquier in 2021 and Sturman Wealth Management in 2016. The Company reviews the carrying value of goodwill at least annually or more frequently if certain impairment indicators exists. In testing goodwill for impairment, the Company may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the events and circumstance, the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further testing is required and the goodwill of the reporting unit is not impaired. If the Company elects to bypass the qualitative assessment or if the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit is compared with its carrying value to determine whether an impairment exists. As of September 30, 2021, the goodwill on the balance sheet was not deemed to be impaired. However, management may determine that goodwill is required to be evaluated for impairment in the future due to the presence of a triggering event, which may have a negative impact on the Company’s results of operations.

Operations, Processes, Controls and Business Continuity Plan

The Company reacted quickly to the COVID-19 pandemic. We began internal social distancing in mid-March of 2020, as well as distancing from the public by keeping our drive-thru services available, and encouraging customers to conduct transactions at ATMs, through online banking and/or the mobile app. The Company also increased consumer and business mobile deposit limits to encourage customers to make deposits remotely from the safety of their home or business. The Company implemented a schedule whereby most staff members would be working remotely at any given time, allowing the remaining essential staff to create more distance between each other within the offices. We temporarily increased the number of staff in the client service center to assist more customers by telephone and encourage them to utilize online and mobile banking. The client service center was also temporarily moved to a larger location to allow for appropriate social distancing. In addition, the Company enhanced disinfecting procedures to include hospital-grade cleaning solution and foggers, increased the frequency of cleaning and issued personal protective equipment, including N-95 and disposable face masks, face shields, sneeze guards, gloves and thermometers, to employees, along with specific instructions for use, to enhance their safety. We also installed disinfecting protective strips to high touch areas and placed free-standing air filter machines throughout our facilities. We purchased COVID-19 instant test kits that we have on-site, ready to be deployed when needed, and we provided antibody testing options to all employees. Management provides frequent email communications and social media updates regarding COVID-19, helpful tips and status of Company initiatives, as well as warning customers of potential scams during this pandemic. Beginning mid-July of 2020, the Company took steps to resume normal branch activities with specific guidelines in place to continue protecting our customers and employees.

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

Loans acquired in a business combination: Acquired Loans are classified as either (i) purchased credit-impaired (PCI) loans or (ii) purchased performing loans and are recorded at fair value on the date of acquisition. PCI loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. When determining fair value, PCI loans are aggregated into pools of loans based on common risk characteristics as of the date of acquisition such as loan type, date of origination, and evidence of credit quality deterioration such as internal risk grades and past due and nonaccrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the “nonaccretable difference.” Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the “accretable yield” and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

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

PCI loans are not classified as nonperforming loans by the Company at the time they are acquired, regardless of whether they had been classified as nonperforming by the previous holder of such loans, and they will not be classified as nonperforming so long as, at quarterly re-estimation periods, we believe we will fully collect the new carrying value of the pools of loans.

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

FINANCIAL CONDITION

Total assets

The total assets of the Company as of September 30, 2021 were $1.9 billion. This is a $1.1 billion, or 125.5%, increase from the $848.4 million total assets reported at December 31, 2020 and a $1.1 billion, or 133.0%, increase from the $821.0 million reported at September 30, 2020. These increases were substantially due to the acquisition of Fauquier, which became effective April 1, 2021.

Interest-bearing deposits in other banks

The Company had $254.2 million of interest-bearing deposits in other banks as of September 30, 2021, compared to zero as of December 31, 2020 and September 30, 2020, as the current balance included accounts held by Fauquier, primarily at the Federal Reserve Bank of Richmond.

Federal funds sold

The Company had overnight federal funds sold of $152.4 million as of September 30, 2021, compared to $26.6 million as of December 31, 2020 and $273 thousand as of September 30, 2020. Any excess funds are sold on a daily basis in the federal funds market. The Company intends to maintain sufficient liquidity at all times to meet its funding commitments.

The Company continues to participate in the Excess Balance Account (“EBA”) of the Federal Reserve Bank of Richmond (“FRB”). The EBA is a limited-purpose account at the FRB for the maintenance of excess cash balances held by financial institutions. The EBA eliminates the potential of concentration risk that comes with depositing excess balances with one or multiple correspondent banks.

Securities

The Company’s investment securities portfolio as of September 30, 2021 totaled $279.7 million, an increase of $102.6 million compared with the $177.1 million reported at December 31, 2020 and an increase of $135.5 million from the $144.7 million reported at September 30, 2020. The increases are primarily due to the inclusion of the investment securities portfolio of Fauquier upon effective date of the Merger as of April 1, 2021. Management proactively manages the mix of earning assets and cost of funds to maximize the earning capacity of the Company. At September 30, 2021 and December 31, 2020, the investment securities holdings represented 14.6% and 20.9% of the Company’s total assets, respectively.

The Company’s investment securities portfolio included restricted securities totaling $2.6 million as of September 30, 2021, compared to $3.0 million as of December 31, 2020 and $3.4 million as of September 30, 2020. These securities represent stock in the FRB, the Federal Home Loan Bank of Atlanta (“FHLB”), CBB Financial Corporation, the holding company for Community Bankers Bank, and an investment in an SBA loan fund. The level of FRB and FHLB stock that the Company is required to hold is determined in accordance with membership guidelines provided by the Board of Governors of the Federal

Reserve System (“Federal Reserve”) and the FHLB, respectively. Stock ownership in the bank holding company for Community Bankers’ Bank provides the Company with several benefits that are not available to non-shareholder correspondent banks. None of these restricted securities are traded on the open market and can only be redeemed by the respective issuer.

At September 30, 2021, the unrestricted securities portfolio totaled $277.0 million. The following table summarizes the Company's available for sale securities by type as of September 30, 2021, December 31, 2020, and September 30, 2020 (dollars in thousands):

	September 30, 2021		December 31, 2020		September 30, 2020
		Percent		Percent		Percent
	Balance	of Total	Balance	of Total	Balance	of Total
U.S. Government agencies	$32,538	11.7%	$25,305	14.5%	$19,840	14.1%
Mortgage-backed securities/CMOs	145,998	52.7%	78,100	44.9%	64,158	45.4%
Municipal bonds	98,510	35.6%	70,681	40.6%	57,247	40.5%
Total available for sale securities	$277,046	100.0%	$174,086	100.0%	$141,245	100.0%

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

As of September 30, 2021, total loans were $1.1 billion, compared to $609.4 million as of December 31, 2020 and $636.9 million at September 30, 2020. Loans as a percentage of total assets at September 30, 2021 were 58.2%, compared to 77.6% as of September 30, 2020. Loans as a percentage of deposits at September 30, 2021 were 64.0%, compared to 91.7% as of September 30, 2020.

The following table summarizes the Company's loan portfolio by type of loan as of September 30, 2021, December 31, 2020, and September 30, 2020 (dollars in thousands):

Categories changed	September 30, 2021		December 31, 2020		September 30, 2020
	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
Commercial	$119,959	10.8%	$118,688	19.5%	$156,477	24.6%
Real estate construction and land	92,082	8.3%	22,509	3.7%	23,753	3.7%
1-4 family residential mortgages	372,474	33.5%	132,966	21.8%	131,078	20.6%
Commercial mortgages	464,866	41.8%	277,109	45.5%	263,331	41.3%
Consumer	63,069	5.6%	58,134	9.5%	62,296	9.8%
Total loans	$1,112,450	100.0%	$609,406	100.0%	$636,935	100.0%

Loan balances increased $503.0 million, or 82.5%, since December 31, 2020 and increased $475.5 million, or 74.7%, from September 30, 2020. The increases are primarily due to the inclusion of Fauquier’s loans of $602.6 million, net of the fair value mark, as of the effective date of the Merger of April 1, 2021, for which the carrying amount as of September 30, 2021 amounts to $485.1 million. The increase from the same period in the prior year was offset by the decline in PPP loans of $50.3 million due to loan forgiveness. As of September 30, 2021, 81% of the total dollars of PPP loans had been forgiven by the SBA, with $36.7 million outstanding.

Loan quality

Non-accrual loans, comprised of only two loans, totaled $777 thousand at September 30, 2021, compared to the $8 thousand and $9 thousand reported at December 31, 2020 and September 30, 2020, respectively. Acquired Loans which otherwise would be in non-accrual status are not included in this figure, as they earn interest through the yield accretion.

The Company had loans in its portfolio totaling $678 thousand, $137 thousand and $61 thousand, as of September 30, 2021, December 31, 2020 and September 30, 2020, respectively, that were 90 or more days past due, with all such loans still accruing interest as the Company deemed them to be collectible. The balance as of September 30, 2021 includes a government-guaranteed loan in the amount of $548 thousand. The portfolio only includes three non-insured student loans that are 90 days or more past due and still accruing interest, amounting to $31 thousand. Two loans acquired from TFB which are greater than 90 days past due and still accruing interest, totaling $366 thousand, are not included in this figure, as PCI loans are tracked and reported upon separately.

At September 30, 2021, the Company had loans classified as impaired loans in the amount of $1.6 million, compared to $1.3 million at December 31, 2020 and $2.2 million at September 30, 2020. Based on regulatory guidance on student lending, the Company has classified 57 of its Purchased Student Loans as TDRs for a total of $952 thousand as of September 30, 2021. These borrowers that should have been in repayment have requested and been granted payment extensions or reductions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered TDRs. Student loan borrowers are allowed in-school deferments, plus an automatic six-month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance. Management has evaluated these loans individually for impairment and included any probable loss in the allowance for loan loss; interest continues to accrue on these TDRs during any deferment and forbearance periods.

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

The Company utilizes a loss migration model, which uses loan level attributes to track the movement of loans through various risk classifications in order to estimate the percentage of losses likely in the portfolio. As of March 31, 2020 and June 30, 2020, the Company downgraded the economic qualitative factors within its ALLL model in light of the effects of COVID-19 on the economy. No additional downgrades of such factors were taken during the quarter ended September 30, 2020, December 31, 2020 or March 31, 2021. As of June 30, 2021, credit deterioration since the onset of the pandemic had so far not been experienced to the extent previously anticipated and therefore, during the second quarter of 2021, we released a portion of these added reserves through a reversal of provision for loan losses. No further changes were made to the economic qualitative factors in the quarter ended September 30, 2021. If economic conditions improve or worsen, the Company could experience changes in the required ALLL. It is possible that asset quality metrics could decline in the future if there are further challenges to the economic recovery, including a resurgence in COVID-19 cases or the emergence of variants of the COVID-19 virus.

The relationship of the ALLL to total loans appears below (dollars in thousands):

	September 30, 2021	December 31, 2020	September 30, 2020
Loans held for investment at period-end	$1,112,450	$609,406	$636,935
Allowance for loan losses	$5,623	$5,455	$5,334
Allowance as a percent of period-end loans	0.51%	0.90%	0.84%

The ALLL as a percentage of loans was 0.51% as of September 30, 2021, 0.90% as of December 31, 2020, and 0.84% as of September 30, 2020. The percentage decrease as compared to year-end and the same period in the prior year relate to the elimination of Fauquier’s ALLL as the Acquired Loans were recorded at fair value. The ALLL as a percentage of loans, excluding the impact of Acquired Loans and the fair value mark (a non-GAAP financial measure), would have been 0.90% as of September 30, 2021. Refer to the Reconciliation of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP ALLL as a percentage of loans.

Provisions for loan losses totaling $477 thousand and $1.4 million were recorded in the nine months ended September 30, 2021 and 2020, respectively. The following is a summary of the changes in the ALLL for the nine months ended September 30, 2021 and 2020 (dollars in thousands):

	2021	2020
Allowance for loan losses, January 1	$5,455	$4,209
Charge-offs	(605)	(643)
Recoveries	296	401
Provision for loan losses	477	1,367
Allowance for loan losses, September 30	$5,623	$5,334

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

Management reviews the ALLL on a quarterly basis to ensure it is adequate based upon the calculated probable losses inherent in the portfolio. Management believes the ALLL was adequately provided for as of September 30, 2021 and acknowledges that the ALLL may increase throughout the year as economic conditions may continue to deteriorate for the foreseeable future.

Premises and equipment

The Company’s premises and equipment, net of depreciation, as of September 30, 2021 totaled $25.2 million compared to $5.2 million as of December 31, 2020 and $5.4 million as of September 30, 2020, with the increases due to the inclusion of Fauquier’s land and buildings at fair value effective April 1, 2021. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method based on the estimated useful lives of assets. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, assets and related accumulated depreciation are removed from the books, and any resulting gain or loss is charged to income.

As of September 30, 2021, the Company occupied sixteen full-service banking facilities throughout Albemarle, Fauquier and Prince William counties and the cities of Charlottesville and Winchester, Virginia. The Company also operates a drive-through location at 301 East Water Street, Charlottesville, Virginia. The Company entered into a lease for branch and office space in Richmond, Virginia during the first quarter of 2020 and, after delays related to construction and COVID-19, anticipates opening the office during the fourth quarter of 2021.

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

Leases

As of September 30, 2021, the Company has recorded $8.0 million of right-of-use assets and $7.5 million of lease liabilities, in accordance with Accounting Standards Update 2016-02 “Leases” (Topic 842). As of December 31, 2020, $3.5 million of right-of-use assets and $3.6 million of lease liabilities were included on the balance sheet. The increase is due to the inclusion of Fauquier’s leases effective April 1, 2021, at fair value. Right-of-use assets are assets that represent the Company’s right to use, or control the use of, a specified asset for the lease term, offset by the lease liability, which is the Company’s obligation to make lease payments arising from a lease, measured on a discounted basis.

Deposits

Deposit accounts represent the Company’s primary source of funds and are comprised of demand deposits, interest-bearing checking, money market, and savings accounts as well as time deposits. These deposits have been provided predominantly by individuals, businesses and charitable organizations in the Charlottesville, Albemarle, Fauquier, Prince William, Richmond and Winchester areas.

Total deposits as of September 30, 2021 were $1.7 billion, an increase of $1.0 billion compared to the balances of $730.8 million at December 31, 2020, and an increase of $1.0 billion compared to the $694.5 million total as of September 30, 2020. The primary reason for the increases in the periodic comparisons is the inclusion of Fauquier’s deposits of $817.7 million, at fair value, effective upon the Merger date of April 1, 2021, as well as increased balances in PPP customer accounts.

Deposit accounts
(dollars in thousands)	September 30, 2021		December 31, 2020		September 30, 2020
	Balance	% of Total Deposits	Balance	% of Total Deposits	Balance	% of Total Deposits
No cost and low cost deposits:
Noninterest demand deposits	$504,696	29.1%	$209,772	28.71%	$190,204	27.4%
Interest checking accounts	424,642	24.4%	148,910	20.37%	135,569	19.5%
Money market and savings deposit accounts	642,788	37.0%	272,980	37.36%	270,653	39.0%

Total noninterest and low cost deposit accounts	1,572,126	90.5%	631,662	86.4%	596,426	85.9%

Time deposit accounts:
Certificates of deposit	158,113	9.1%	90,615	12.4%	89,596	12.9%
CDARS deposits	6,944	0.4%	8,487	1.2%	8,499	1.2%
Total certificates of deposit and other time deposits	165,057	9.5%	99,102	13.6%	98,095	14.1%

Total deposit account balances	$1,737,183	100.0%	$730,764	100.0%	$694,521	100.0%

Noninterest-bearing demand deposits on September 30, 2021 were $504.7 million, representing 29.1% of total deposits. Interest-bearing transaction, money market, and savings accounts totaled $1.1 billion, and represented 61.4% of total deposits at September 30, 2021. Collectively, noninterest-bearing and interest-bearing transaction and money market accounts represented 90.5% of total deposit accounts at September 30, 2021. These account types are an excellent source of low-cost funding for the Company.

The Company also offers insured cash sweep (“ICS®”) deposit products. ICS® deposit balances of $38.3 million and $179.2 million are included in the interest checking accounts and the money market and savings deposit accounts balances, respectively, in the table above, as of September 30, 2021. As of December 31, 2020, ICS® deposit balances of $28.0 million and $81.1 million are included in the interest checking accounts and the money market and savings deposit account balances, respectively. All ICS accounts consist of reciprocal balances for the Company’s customers.

The remaining 9.5% and 13.6% of total deposits consisted of certificates of deposit and other time deposit accounts totaling $165.1 million and $99.1 million at September 30, 2021 and December 31, 2020, respectively. Included in these deposit totals are Certificate of Deposit Account Registry Service CDs, known as CDARSTM, whereby depositors can obtain Federal Deposit Insurance Corporation (“FDIC”) deposit insurance on account balances of up to $50 million. CDARSTM deposits totaled $6.9 million as of September 30, 2021 and $ 8.5 million as of December 31, 2020, all of which were reciprocal balances for the Company’s customers.

Borrowings

Short-term borrowings, consisting primarily of FHLB advances and federal funds purchased, are additional sources of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company's ability to earn a favorable spread on the funds obtained.

The Company has a collateral dependent line of credit with the FHLB. During the three months ended September 30, 2021, the Company prepaid 100% of its outstanding FHLB advances, which positively impacted interest expense by $416 thousand as a result of accelerating the fair value accretion on such acquired Fauquier debt. A prepayment penalty in the amount of $243 thousand was incurred and is reported in noninterest expense, netting to an overall gain on the transaction of $173 thousand. Due to this repayment, as of September 30, 2021, the Company had no outstanding balances from FHLB advances. As of December 31, 2020, the Company had $30 million in outstanding balances from FHLB advances, and as of September 30, 2020, the Company had no outstanding balances from FHLB advances. The Company had an outstanding letter of credit, which is off-balance sheet, in the amount of $60 million as of September 30, 2021.

Additional borrowing arrangements maintained by the Company include formal federal funds lines with five major regional correspondent banks and the Federal Reserve discount window. The Company had no outstanding balances on these lines or facilities as of September 30, 2021, December 31, 2020 or September 30, 2020.

Shareholders' equity and regulatory capital ratios

The following table displays the changes in shareholders' equity for the Company from December 31, 2020 to September 30, 2021 (dollars in thousands):

Equity, December 31, 2020	$82,598
Net income	4,790
Acquisition of Fauquier Bankshares, Inc.	78,036
Other comprehensive loss	(1,920)
Cash dividends declared	(4,003)
Equity increase due to exercise of stock options	30
Equity increase due to expensing of stock options	96
Equity increase due to expensing of restricted stock	283
Equity, September 30, 2021	$159,910

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

The Company’s Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios were 13.22%, 13.22%, 13.74% and 7.59%, respectively, as of September 30, 2021, thus exceeding the minimum requirements. The Bank’s Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios were 13.47%, 13.47%, 13.99% and 7.75%, respectively, as of September 30, 2021, also exceeding the minimum requirements.

As of September 30, 2021, the Bank exceeded all of the following minimum capital ratios in order to be considered “well capitalized” under the “prompt corrective action” regulations, as revised: (i) a common equity Tier 1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%.

RESULTS OF OPERATIONS

Non-GAAP presentations

The Company, in referring to its net income and net interest income, is referring to income computed in accordance with GAAP, unless otherwise noted. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations also refer to various calculations that are non-GAAP presentations. They include:

•
Performance measures exclude nonrecurring merger and merger related expenses, which were incurred in connection with change-in-control, severance, due diligence, legal, and other professional fees associated with the merger with Fauquier. Management believes that the exclusion of the significant one-time effect of merger and merger related expenses provides users of the Company’s financial information a presentation of the Company’s financial results that is representative of its ongoing operations. In this non-GAAP presentation, the merger and merger related expenses incurred is added to the Company’s net income.
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
•
The ALLL as a percentage of loans, excluding the impact of loans acquired from Fauquier (the "Acquired Loans") and the related fair value mark on the Acquired Loans. Management believes that the exclusion of the Acquired Loans provides users of the Company’s financial information a presentation of the Company’s ALLL percentage that is representative of its ongoing operations.
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

The reconcilement below shows how these non-GAAP measures are computed from their respective GAAP measures (dollars in thousands):

Reconcilement of Non-GAAP Measures:	As of or for the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Performance measures
Return on average assets ("ROAA")	0.65%	0.89%	0.41%	0.92%
Impact of merger and merger related expenses, net of tax	0.31%	0.19%	0.53%	0.06%
ROAA, excluding merger and merger related expenses (non-GAAP)	0.96%	1.08%	0.95%	0.97%

Return on average equity ("ROAE")	7.70%	9.20%	4.80%	9.05%
Impact of merger and merger related expenses, net of tax	3.59%	1.92%	6.20%	0.55%
ROAE, excluding merger and merger related expenses (non-GAAP)	11.30%	11.12%	11.01%	9.60%

Net income	$3,138	$1,870	$4,790	$5,362
Impact of merger and merger related expenses, net of tax	1,465	391	6,188	324
Net income, excluding merger and merger related expenses (non-GAAP)	$4,603	$2,261	$10,978	$5,686

Net income per share, diluted	$0.59	$0.69	$1.07	$1.98
Impact of merger and merger related expenses, net of tax	0.27	0.14	1.38	0.12
Net income per share, excluding merger and merger related expenses (non-GAAP), diluted	$0.86	$0.83	$2.45	$2.10

Fully tax-equivalent measures
Net interest income	$13,504	$6,047	$32,629	$17,177
Fully tax-equivalent adjustment	77	42	194	87
Net interest income (FTE)	$13,581	$6,089	$32,823	$17,264

Efficiency ratio	75.5%	66.0%	83.9%	63.4%
Fully tax-equivalent adjustment	-0.3%	-0.3%	-0.4%	-0.3%
Efficiency ratio (FTE)	75.2%	65.7%	83.5%	63.1%

Net interest margin	3.06%	3.03%	3.01%	3.10%
Fully tax-equivalent adjustment	0.02%	0.02%	0.02%	0.02%
Net interest margin (FTE)	3.08%	3.05%	3.03%	3.12%

Other financial measures
ALLL to total loans	0.51%	0.84%
Impact of acquired loans and fair value mark	0.39%	0.00%
ALLL to total loans, excluding acquired loans and fair value mark (non-GAAP)	0.90%	0.84%

Book value per share	$30.13	$29.64
Impact of intangible assets	(3.21)	(0.27)
Tangible book value per share (non-GAAP)	$26.92	$29.37

Total equity	$159,910	$80,457
Impact of intangible assets	(17,043)	(729)
Tangible equity	$142,867	$79,728

Net income

Net income for the three months ended September 30, 2021 was $3.1 million, a $1.3 million or 68% increase compared to net income reported for the three months ended September 30, 2020. Net income per diluted share was $0.59 for the quarter ended September 30, 2021 compared to $0.69 per diluted share for the same quarter in the prior year. Note that the decline in net income per diluted share for periods noted was driven by the increase in number of shares outstanding as a result of the merger. Excluding merger and merger related costs, the Company would have posted net income of $4.6 million, or $0.86 per diluted share (a non-GAAP financial measure), compared to $2.3 million, or $0.83 per diluted share, for the three months ended September 30, 2020.

Net interest income

Net interest income (FTE) for the three months ended September 30, 2021 was $13.6 million, a $7.5 million or 123.0% increase compared to net interest income (FTE) of $6.1 million for the three months ended September 30, 2020. Net interest income (FTE) increased primarily due to the inclusion of Fauquier’s net interest income (FTE) for the current quarter, as the Merger was effective April 1, 2021. Net interest income (FTE) was positively impacted by the $94 thousand decline in interest expense, as described below. The increased volume of loans, also a result of the Merger, increasing from an average of $630.7 million in the three months ended September 30, 2020 to $1.1 billion in the three months ended September 30, 2021, positively impacted interest income by $5.7 million. The higher average yield earned on loans, increasing to 4.51% from 3.89% for the periods noted, positively impacted interest income by $1.1 million. The fair value accretion on Acquired Loans positively impacted net interest income by 27 basis points during the three months ended September 30, 2021. The increase in volume of securities held, primarily as the result of the Merger, from an average balance of $146.0 million for the three months ended September 30, 2020 to $274.1 million for the three months ended September 30, 2021, positively impacted net interest income by $555 thousand, while the decline in yield earned on such securities decreased from 1.74% to 1.68% for the periods noted, negatively impacted net interest income by $38 thousand.

Net interest income (FTE) for the nine months ended September 30, 2021 was $32.8 million, a $15.5 million or 90.1% increase compared to net interest income (FTE) of $17.3 million for the nine months ended September 30, 2020. Net interest income (FTE) increased primarily due to the inclusion of Fauquier’s net interest income (FTE) for the nine months ended September 30, 2021,as the merger was effective April 1, 2021. Net interest income (FTE) was positively impacted by the $366 thousand decline in interest expense, as described below. The increased volume of loans, also a result of the Merger, increasing from an average of $595.0 million in the nine months ended September 30, 2020 to $995.5 million in the nine months ended September 30, 2021, positively impacted interest income by $12.8 million. The fair value accretion on Acquired Loans positively impacted net interest income by 52 basis points during the nine months ended September 30, 2021. The increase in volume of securities held, primarily as the result of the Merger, from an average balance of $109.8 million for the nine months ended September 30, 2020 to $239.8 million for the nine months ended September 30, 2021, positively impacted net interest income by $1.7 million, while the decline in yield earned on such securities decreased from 1.98% to 1.70% for the periods noted, negatively impacted net interest income by $315 thousand.

Net interest margin (FTE) is the ratio of net interest income (FTE) to average earning assets for the period. The level of interest rates, together with the volume and mix of earning assets and interest-bearing liabilities, impact net interest income (FTE) and net interest margin (FTE). The net interest margin (FTE) of 3.08% for the three months ended September 30, 2021 was 3 basis points higher than the 3.05% for the three months ended September 30, 2020. The net interest margin (FTE) of 3.03% for the nine months ended September 30, 2021 was 9 basis points lower than the 3.12% for the nine months ended September 30, 2020. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP net interest margin.

Interest expense decreased $94 thousand for the three months ended September 30, 2021 compared to the same period in the prior year, due to increased volume of deposits from the Merger, as average interest-bearing deposits increased $684.8 million for the period noted, negatively impacting interest expense by $555 thousand, offset by lower rates paid on deposits, positively impacting interest expense by $289 thousand. The rate paid on interest-bearing deposits averaged 31 basis points in the three months ended September 30, 2021, compared to 53 basis points for the three months ended September 30, 2020. During the three months ended September 30, 2021, the Company prepaid 100% of its outstanding FHLB advances, which positively impacted interest expense by $416 thousand as a result of accelerating the fair value accretion on such Fauquier debt. A prepayment penalty in the amount of $243 thousand was incurred and is reported in noninterest expense, netting to an overall gain on the transaction of $173 thousand.

Interest expense decreased $366 thousand for the nine months ended September 30, 2021 compared to the same period in the prior year, due primarily to the lower rates paid on deposits, positively impacting interest expense by $1.5 million, offset by the increased volume of deposits from the Merger, as average interest-bearing deposits increased $477.9 million for the period noted, negatively impacting interest expense by $1.4 million. The rate paid on interest-bearing deposits averaged 34 basis points in the nine months ended September 30, 2021, compared to 72 basis points for the nine months ended September 30, 2020. The prepayment of debt during the nine months ended September 30, 2021, as noted above, positively impacted net interest income by $280 thousand.

The following tables detail the average balance sheet, including an analysis of net interest income (FTE) for earning assets and interest-bearing liabilities, for the three and nine months ended September 30, 2021 and 2020. These tables also include rate/volume analyses for these same periods (dollars in thousands).

Consolidated Average Balance Sheet and Analysis of Net Interest Income

	For the three months ended
	September 30, 2021			September 30, 2020			Change in Interest Income/ Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to : [4]		Total
	Balance	Income/	Yield/Cost	Balance	Income/	Yield/Cost	Volume	Rate	Increase/
(dollars in thousands)		Expense			Expense				(Decrease)
ASSETS
Interest Earning Assets:
Securities
Taxable Securities	$214,194	$797	1.49%	$118,557	$433	1.46%	$356	$8	$364
Tax Exempt Securities [1]	59,869	355	2.37%	27,473	202	2.94%	199	(46)	153
Total Securities [1]	274,063	1,152	1.68%	146,030	635	1.74%	555	(38)	517
Total Loans	1,140,281	12,959	4.51%	630,704	6,175	3.89%	5,658	1,126	6,784
Fed Funds Sold	137,472	45	0.13%	16,980	3		37	5	42
Other interest-bearing deposits	198,983	55	0.11%	—	—	—	55	—	55
Total Earning Assets	1,750,799	14,211	3.22%	793,714	6,813	3.41%	6,305	1,093	7,398
Less: Allowance for Loan Losses	(5,607)			(5,141)
Total Non-Earning Assets	159,106			47,736
Total Assets	$1,904,298			$836,309

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$410,504	$72	0.07%	$139,698	$40	0.11%	$52	$(20)	$32
Money Market and Savings Deposits	621,211	601	0.38%	281,161	343	0.49%	340	(82)	258
Time Deposits	171,256	282	0.65%	97,300	306	1.25%	163	(187)	(24)
Total Interest-Bearing Deposits	1,202,971	955	0.31%	518,159	689	0.53%	555	(289)	266
Short term borrowings	22,260	(375)	-6.68%	28,620	35	0.49%	(5)	(405)	(410)
Junior subordinated debt	3,349	50	5.92%	—	—	—	50	—	50
Total Interest-Bearing Liabilities	1,228,580	630	0.20%	546,779	724	0.53%	600	(694)	(94)
Non-Interest-Bearing Liabilities:
Demand deposits	499,068			203,798
Other liabilities	15,003			4,870
Total Liabilities	1,742,651			755,447
Shareholders' Equity	161,647			80,862
Total Liabilities & Shareholders' Equity	$1,904,298			$836,309
Net Interest Income (FTE)		$13,581			$6,089		$5,705	$1,787	$7,492
Interest Rate Spread [2]			3.02%			2.89%
Interest Expense as a Percentage of Average Earning Assets			0.14%			0.36%
Net Interest Margin (FTE) [3]			3.08%			3.05%

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

Consolidated Average Balance Sheet and Analysis of Net Interest Income

	For the Nine Months Ended
	September 30, 2021			September 30, 2020			Change in Interest Income/ Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to : [4]		Total
	Balance	Income/	Yield/Cost	Balance	Income/	Yield/Cost	Volume	Rate	Increase/
(dollars in thousands)		Expense			Expense				(Decrease)
ASSETS
Interest Earning Assets:
Securities
Taxable Securities	$189,250	$2,127	1.50%	$91,863	$1,220	1.77%	$1,120	$(213)	$907
Tax Exempt Securities (1)	50,559	923	2.43%	17,933	413	3.07%	612	(102)	510
Total Securities (1)	239,809	3,050	1.70%	109,796	1,633	1.98%	1,732	(315)	1,417
Total Loans	995,524	31,904	4.28%	594,998	18,202	4.09%	12,797	905	13,702
Fed Funds Sold	94,502	78	0.11%	34,535	98	0.38%	84	(104)	(20)
Other interest-bearing deposits	118,331	94	0.11%	—	—	—	94	—	94
Total Earning Assets	1,448,166	35,126	3.24%	739,329	19,933	3.60%	14,707	486	15,193
Less: Allowance for Loan Losses	(5,618)			(4,731)
Total Non-Earning Assets	104,539			46,995
Total Assets	$1,547,087			$781,593

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$333,193	$191	0.08%	$131,281	$96	0.10%	$120	$(25)	$95
Money Market and Savings Deposits	484,742	1,407	0.39%	255,837	1,372	0.72%	855	(820)	35
Time Deposits	148,715	886	0.80%	101,651	1,166	1.53%	413	(693)	(280)
Total Interest-Bearing Deposits	966,650	2,484	0.34%	488,769	2,634	0.72%	1,388	(1,538)	(150)
Short term borrowings	31,967	(280)	-1.17%	9,610	35	0.49%	(32)	(283)	(315)
Junior subordinated debt	2,324	99	5.70%	—	—	—	99	—	99
Total Interest-Bearing Liabilities	1,000,941	2,303	0.31%	498,379	2,669	0.72%	1,455	(1,821)	(366)
Non-Interest-Bearing Liabilities:
Demand deposits	402,163			199,490
Other liabilities	10,617			4,607
Total Liabilities	1,413,721			702,476
Shareholders' Equity	133,366			79,117
Total Liabilities & Shareholders' Equity	$1,547,087			$781,593
Net Interest Income (FTE)		$32,823			$17,264		$13,252	$2,307	$15,559
Interest Rate Spread [2]			2.94%			2.89%
Interest Expense as a Percentage of Average Earning Assets			0.21%			0.48%
Net Interest Margin (FTE) [3]			3.03%			3.12%

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

Provision for loan losses

A provision for loan losses of $267 thousand was recognized during the three months ended September 30, 2021 compared to $224 thousand recognized during the three months ended September 30, 2020, and a provision for loan losses of $477 thousand was recognized during the nine months ended September 30, 2021, compared to $1.4 million recognized during the nine months ended September 30, 2020. During the first two quarters of 2020, the Company increased the economic qualitative factors in the ALLL calculation due to the deterioration in the economic outlook resulting from the impact of COVID-19. During the second quarter of 2021, the Company released of a portion of the reserves that were added during 2020 since the credit deterioration has so far not been experienced to the extent previously anticipated. No further changes were made to the economic qualitative factors in the third quarter of 2021.

The period-end ALLL as a percentage of assets was 0.51% as of September 30, 2021, 0.90% as of December 31, 2020 and 0.84% as of September 30, 2020. The percentage decrease as compared to the prior year end and the same period in the prior year was due to the addition of Acquired Loans effective with the Merger, and the elimination of their ALLL as the loans were acquired and booked at fair value. The ALLL as of September 30, 2021, excluding the impact of the Acquired Loans and the fair value mark, would have been 0.90%. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to Non-GAAP ALLL.

Further discussion of management’s assessment of the ALLL is provided earlier in the report and in Note 5 – Allowance for Loan Losses, found in the Notes to the Consolidated Financial Statements. In management’s opinion, the allowance was adequately provided for at September 30, 2021. The ALLL calculation, provision for loan losses, asset quality and collateral values may be significantly impacted by deterioration in economic conditions. We have downgraded, then upgraded slightly, the qualitative factors pertaining to economic conditions within our ALLL methodology; should economic conditions worsen, we could experience further increases in our required ALLL and record additional provision for loan loss exposure.

Noninterest income

The components of noninterest income for the three months ended September 30, 2021 and 2020 are shown below (dollars in thousands):

	For the three months ended		Variance
	September 30, 2021	September 30, 2020	$	%
Noninterest income:
Wealth management fees	$744	$263	$481	182.9%
Advisory and brokerage income	358	175	183	104.6%
Deposit account fees	396	162	234	144.4%
Debit/credit card and ATM fees	808	144	664	461.1%
Earnings/increase in value of bank owned life insurance	201	111	90	81.1%
Gains on sales of securities	-	91	(91)	-100.0%
Loan swap fee income	24	344	(320)	-93.0%
Other	947	135	812	601.5%
Total noninterest income	$3,478	$1,425	$2,053	144.1%

Noninterest income for the three months ended September 30, 2021 of $3.5 million was $2.1 million or 144.1% higher than the amount recorded for the three months ended September 30, 2020. Noninterest income increased predominantly due to the inclusion of Fauquier’s accounts, contributing to the increase in debit card income of $664 thousand, wealth management fees of $481 thousand, deposit fees of $234 thousand, and advisory and brokerage income of $183 thousand. Swap fee income declined $320 thousand, as swap arrangements are not as attractive to borrowers in the current rate environment, and gains on sales of securities declined from the same quarter of the prior year by $91 thousand, as no securities were sold during the current quarter. Other income increased quarter over quarter by $812 thousand, primarily due to the following: (i) realization of a second partial recovery of $401 thousand of unearned insurance premiums related to the loss of insurance on the student loan portfolio, and (ii) recovery of $312 thousand from Fauquier loans that were charged off prior to April 1, 2021 and therefore had acquired fair values of zero.

The components of noninterest income for the nine months ended September 30, 2021 and 2020 are shown below (dollars in thousands):

	For the Nine Months Ended		Variance
	September 30, 2021	September 30, 2020	$	%
Noninterest income:
Wealth management fees	$2,053	$801	$1,252	156.3%
Advisory and brokerage income	908	516	392	76.0%
Deposit account fees	982	484	498	102.9%
Debit/credit card and ATM fees	1,561	435	1,126	258.9%
Earnings/increase in value of bank owned life insurance	507	327	180	55.0%
Gains on sales of securities	-	734	(734)	-100.0%
Loan swap fee income	59	977	(918)	-94.0%
Other	1,367	446	921	206.5%
Total noninterest income	$7,437	$4,720	$2,717	57.6%

Noninterest income for the nine months ended September 30, 2021 of $7.4 million was $2.7 million or 57.6% higher than the amount recorded for the nine months ended September 30, 2020. Noninterest income increased predominantly due to the inclusion of Fauquier’s accounts, contributing to the increase in wealth management fees of $1.3 million, debit card income of $1.1 million, deposit fees of $498 thousand and advisory and brokerage income of $392 thousand. Gains on sales of securities declined from the same quarter of the prior year by $734 thousand, as no securities were sold and swap fee income declined $918 thousand, as swap arrangements are not as attractive to borrowers in the current rate environment. As noted above, other income increased period over period, primarily due to the following: (i) realization of a second partial recovery of $401 thousand of unearned insurance premiums related to the loss of insurance on the student loan portfolio, and (ii) recovery of $312 thousand from Fauquier loans that were charged off prior to April 1, 2021 and therefore had acquired fair values of zero.

Noninterest expense

The components of noninterest expense for the three months ended September 30, 2021 and 2020 are shown below (dollars in thousands):

	For the three months ended		Variance
	September 30, 2021	September 30, 2020	$	%
Noninterest expense:
Salaries and employee benefits	$4,562	$2,322	$2,240	96.5%
Net occupancy	1,039	501	538	107.4%
Equipment	205	134	71	53.0%
ATM, debit and credit card	212	46	166	360.9%
Bank franchise tax	320	161	159	98.8%
Computer software	361	159	202	127.0%
Data processing	1,114	302	812	268.9%
FDIC deposit insurance assessment	349	61	288	472.1%
Marketing, advertising and promotion	337	55	282	512.7%
Merger and merger related expenses	1,935	549	1,386	252.5%
Professional fees	186	-	186	N/A
Core deposit intangible amortization	417	-	417	N/A
Other	1,787	645	1,142	177.1%
Total noninterest expense	$12,824	$4,935	$7,889	159.9%

Noninterest expense for the quarter ended September 30, 2021 of $12.8 million was $7.9 million or 159.9% higher than the quarter ended September 30, 2020. The predominant reason for the increase was that the current year figures include the expenses of the merged company. In addition, the Company incurred $1.9 million in merger and merger related expenses during the three months ended September 30, 2021, which was $1.4 million higher than the amount of merger and merger related expenses incurred in the same quarter of the prior year.

The components of noninterest expense for the nine months ended September 30, 2021 and 2020 are shown below (dollars in thousands):

	For the Nine Months Ended		Variance
	September 30, 2021	September 30, 2020	$	%
Noninterest expense:
Salaries and employee benefits	$11,705	$7,004	$4,701	67.1%
Net occupancy	2,643	1,405	1,238	88.1%
Equipment	661	401	260	64.8%
ATM, debit and credit card	589	140	449	320.7%
Bank franchise tax	922	487	435	89.3%
Computer software	744	435	309	71.0%
Data processing	2,397	968	1,429	147.6%
FDIC deposit insurance assessment	594	89	505	567.4%
Marketing, advertising and promotion	706	334	372	111.4%
Merger and merger related expenses	8,087	549	7,538	1373.0%
Professional fees	873	376	497	132.2%
Core deposit intangible amortization	845	-	845	N/A
Other	2,832	1,694	1,138	67.2%
Total noninterest expense	$33,598	$13,882	$19,716	142.0%

Noninterest expense for the nine months ended September 30, 2021 of $33.6 million was $19.7 million or 142.0% higher than the nine months ended September 30, 2020. The predominant reason for the increase was that the Company incurred $8.1 million in merger and merger related expenses during the nine months ended September 30, 2021, which was $7.5 million higher than the amount of merger and merger related expenses incurred in the same period of the prior year. Additionally, the first nine months of 2021 includes the salaries of the employees of the combined company for two quarters, as the Merger was effective April 1, 2021.

The efficiency ratio (FTE) of 75.2% for the three months ended September 30, 2021 was elevated compared to the 65.7% for the same quarter of 2020, due primarily to the increase in noninterest expense, as described above. The efficiency ratio (FTE) of 83.5% for the nine months ended September 30, 2021 was elevated compared to the 63.1% for the same period of 2020, also due to the increase in noninterest expense, as described above. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP efficiency ratio.

Provision for Income Taxes

For the three months ended September 30, 2021 and 2020, the Company provided $753 thousand and $443 thousand for Federal income taxes, respectively, resulting in an effective income tax rate of 19.4% and 19.2%, respectively. The effective income tax rate for the three months ended September 30, 2021 was higher than the prior year, as certain merger and merger related expenses are non-deductible for tax purposes. For the nine months ended September 30, 2021 and 2020, the Company provided $1.2 million and $1.3 million for Federal income taxes, respectively, resulting in an effective income tax rate of 20.0% and 19.3%, respectively. The effective income tax rate for the nine months ended September 30, 2021 was higher than the prior year, as certain merger and merger related expenses are non-deductible for tax purposes. For all periods, the effective income tax rate differed from the U.S. statutory rate of 21% due to the effect of tax-exempt income from life insurance policies and municipal bonds.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline eXtensible Business Reporting Language, pursuant to Rule 405 of Regulation S-T (1): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Stockholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101.0)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA NATIONAL BANKSHARES CORPORATION
(Registrant)

By:	/s/ Glenn W. Rust
Glenn W. Rust
President and Chief Executive Officer (principal executive officer)

Date:	November 12, 2021

By:	/s/ Tara Y. Harrison
Tara Y. Harrison
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)
Date:	November 12, 2021