Form 10-K
period 2021-12-31
Virginia National Bankshares Corp
filed 2022-03-25
CIK 1572334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the last reported sale price of the common stock quoted on The NASDAQ Capital Market, on June 30, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $183.8 million.

The number of shares of Registrant’s Common Stock outstanding as of March 24, 2022 was 5,326,871.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in conjunction with the registrant’s 2022 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

Glossary of Acronyms and Defined Terms

ACH	-	Automated Clearing House
ACL	-	Allowance for credit losses
Acquired Loans	-	Loans acquired from Fauquier
AFS	-	Available for sale
ALCO	-	Asset Liability Committee
ALLL	-	Allowance for loan and lease losses
ASC	-	Accounting Standards Codification
ASC 326	-	ASU 2016-13, Financial Instruments and Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASC 350	-	ASC 350, Goodwill and Other Intangible Assets
ASC 718	-	ASC 718, Compensation - Stock Compensation
ASC 820	-	ASC 820, Fair Value Measurements and Disclosures
ASU	-	Accounting Standards Update
ATM	-	Automated teller machine
the Bank	-	Virginia National Bank
BHCA	-	Bank Holding Company Act of 1956
BOLI	-	Bank-owned life insurance
bps	-	Basis points
CAA	-	Consolidated Appropriations Act, 2021
CARES Act	-	Coronavirus Aid, Relief, and Economic Security Act
CAMELS	-	International rating system bank supervisory authorities use to rate financial institutions
CBLR	-	Community Bank Leverage Ratio
CDARS™	-	Certificates of Deposit Account Registry Service
CECL	-	Current expected credit losses
CFPB	-	Consumer Financial Protection Bureau
Code	-	Internal Revenue Code of 1986, as amended
the Company	-	Virginia National Bankshares Corporation and its subsidiaries
COVID-19	-	Novel coronavirus disease
CRA	-	Community Reinvestment Act of 1977
DEI	-	Diversity, Equity, and Inclusion
DIF	-	Deposit Insurance Fund
Dodd-Frank Act	-	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
Effective Date	-	April 1, 2021
EGRRCPA	-	Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018
EPS	-	Earnings per common share
Exchange Act	-	Securities Exchange Act of 1934, as amended
Fauquier	-	Fauquier Bankshares, Inc. and its subsidiaries
FASB	-	Financial Accounting Standards Board
FDIA	-	Federal Deposit Insurance Act
FDIC	-	Federal Deposit Insurance Corporation
FDICIA	-	Federal Deposit Insurance Corporation Improvement Act
Federal Reserve	-	Board of Governors of the Federal Reserve System
Federal Reserve Act	-	Federal Reserve Act of 1913, as amended
Federal Reserve Bank or FRB	-	Federal Reserve Bank of Richmond
FHLB	-	Federal Home Loan Bank of Atlanta
FOMC	-	Federal Reserve Board’s Federal Open Market Committee
Form 10-K	-	Annual Report on Form 10-K for the year ended December 31, 2021
FTE	-	Fully taxable equivalent
GAAP or U.S. GAAP	-	Accounting principles generally accepted in the United States

ICS®	-	Insured Cash Sweep®
LIBOR	-	London Interbank Offering Rate
Masonry Capital	-	Masonry Capital Management, LLC
MBS	-	Mortgage-Backed Securities
Merger	-	Mergers of Fauquier Bankshares, Inc. and The Fauquier Bank with and into the Company and the Bank, respectively
Merger Agreement	-	Agreement and Plan of Reorganization between the Company and Fauquier dated September 30, 2020, including a related Plan of Merger
NASDAQ	-	National Association of Securities Dealers Automated Quotations exchange
NOW	-	Negotiable order of withdrawal
NPA	-	Nonperforming assets
OCC	-	Office of the Comptroller of the Currency
OFAC	-	Office of Foreign Assets Control
OREO	-	Other real estate owned
OTTI	-	Other than temporary impairment
PCA	-	Prompt Corrective Action
PCI	-	Purchased credit impaired
PII	-	Personally identifiable information
PPP	-	Paycheck Protection Program
Reorganization	-	Reorganization Agreement and Plan of Share Exchange dated March 6, 2013 between the Bank and the Company
SBA	-	Small Business Administration
SCC	-	Virginia State Corporation Commission
SEC	-	U.S. Securities and Exchange Commission
Securities Act	-	Securities Act of 1933, as amended
SOFR	-	Secured Overnight Financing Rate
Sturman Wealth	-	Sturman Wealth Advisors
TDR	-	Troubled debt restructuring
TFB	-	The Fauquier Bank
Topic 606	-	ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606”
VNBTrust	-	VNBTrust, National Association

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
•
the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve;
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
•
fluctuation in asset quality;
•
assumptions that underlie the Company’s ALLL;
•
expected revenue synergies and cost savings from the recently completed Merger may not be fully realized or realized within the expected timeframe;
•
the business of the Company and Fauquier may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected;
•
revenue following the Merger may be lower than expected;
•
potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts or other public health events (e.g., COVID-19 or other pandemics) and of governmental and societal responses thereto;
•
performance of assets under management;
•
cybersecurity threats or attacks and the development and maintenance of reliable electronic systems;

•
changes in technology and their impact on the marketing of new products and services and the acceptance of these products and services by new and existing customers;
•
the willingness of customers to substitute competitors’ products and services for the Company’s products and services;
•
the risks and uncertainties described from time to time in the Company’s press releases and filings with the SEC; and
•
the Company’s performance in managing the risks involved in any of the foregoing.

More information on factors that could affect the Company’s forward-looking statements is included under Item 1A. Risk Factors. The foregoing list of important factors is not exclusive, and the Company is not obligated to update any forward-looking statement, whether written or oral, that may be made from time to time.

Part I

Item 1. BUSINESS.

General

The Company was incorporated under the laws of the Commonwealth of Virginia on February 21, 2013 at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the outstanding shares of the Bank and becoming the holding company of the Bank. On June 19, 2013, the shareholders of the Bank approved the Reorganization Agreement and Plan of Share Exchange, dated March 6, 2013, whereby the Bank would reorganize into a holding company structure. On December 16, 2013, when the Reorganization became effective, the Bank became a wholly-owned subsidiary of the Company, and each share of the Bank’s common stock was exchanged for one share of the Company’s common stock.

The Company is regulated under the BHCA and is subject to inspection, examination and supervision by the Federal Reserve. The Company is also under the jurisdiction of the SEC and is subject to the disclosure and regulatory requirements of the Exchange Act as administered by the SEC.

Virginia National Bank, the principal operating subsidiary of the Company, was organized in 1998 under federal law as a national banking association to engage in a general commercial and retail banking business. The Bank received its charter from the OCC and commenced operations on July 29, 1998. The Bank received fiduciary powers in January 2000. The Bank’s deposits are insured up to the maximum amount provided by the FDIC.

Prior to July 2018, the Bank had one wholly owned subsidiary, VNBTrust, a national trust bank formed in 2007. Effective July 1, 2018, VNBTrust was merged into the Bank. The Bank continues to offer trust and estate administration services under the name of VNB Trust and Estate Services and offers wealth and investment advisory services under the name Sturman Wealth Advisors, formerly known as VNB Investment Services.

The Bank, through its financial subsidiary Fauquier Bank Services, Inc., has equity ownership interests in Bankers Insurance, LLC, a Virginia independent insurance company, and Bankers Title Shenandoah, LLC, a title insurance company, both of which are owned by a consortium of Virginia community banks.

The Bank has another subsidiary, Special Properties Acquisition - VA, LLC, which was originally formed by Fauquier to hold other real estate owned; however, there are no assets currently held by this subsidiary.

The Bank is subject to the supervision, examination and regulations of the OCC and is also subject to regulations of the FDIC, the Federal Reserve and the CFPB.

During 2018, the Company formed Masonry Capital Management, LLC, a registered investment advisor, which offers investment advisory and management services to clients through separately managed accounts and a private investment fund. The Company believes the formation of Masonry Capital allows the Company to offer its investment strategy to a wider range of clients.

References to the Company’s subsidiaries in this document include both the Bank and Masonry Capital.

In addition, the Company owns Fauquier Statutory Trust II (“Trust II”), which is an unconsolidated subsidiary. The subordinated debt owed to Trust II is reported as a liability of the Company.

The main offices of the Company, the Bank, Masonry Capital, VNB Trust Estate Services and Sturman Wealth, as well as corporate and Bank operations, are located in Charlottesville, Virginia.

Merger with Fauquier Bankshares, Inc. and The Fauquier Bank

On April 1, 2021, the Company merged with Fauquier, pursuant to the Agreement and Plan of Reorganization dated October 1, 2020, including a related Plan of Merger. Pursuant to the Merger Agreement, Fauquier shareholders received 0.675 shares of Company stock for each share of Fauquier common stock, with cash paid in lieu of fractional shares, resulting in the Company issuing 2,571,213 shares of common stock. In connection with the transaction, TFB, Fauquier's wholly-owned bank subsidiary, was merged with and into the Bank. Refer to Note 2 - Business Combinations, in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, for further detail on the accounting policy for business combinations, fair values of assets and liabilities assumed, assumptions used in determining the fair values of assets and liabilities and the resulting goodwill.

Products and Services

The Bank offers a full range of banking and related financial services, including checking accounts, NOW accounts, money market deposit accounts, certificates of deposit, individual retirement accounts, CDARS™, ICS® and other depository services. The Bank actively solicits such accounts from individuals, businesses and charitable organizations within its trade areas. Other services offered by the Bank include ATMs, internet banking, treasury and cash management services and merchant card services. In addition, the Bank is affiliated with Visa® and MasterCard®, which are accepted worldwide, and offers debit cards to consumer and business customers.

The Bank also offers short to long term commercial, real estate and consumer loans. The Bank is committed to being a reliable and consistent source of credit, providing loans that are priced based upon an overall banking relationship, easy access to the Bank’s local decision makers who possess strong local market knowledge, local delivery, fast response, and continuity in the banking relationship. The Bank originates residential mortgage loans. A third party is utilized for loans which the Bank does not wish to retain for its own loan portfolio due to the interest rate risks that are inherent with long-term fixed rate loans.

Wealth and investment advisory services and products are offered through Sturman Wealth, pursuant to networking agreements with a registered broker/dealer and a registered investment advisor to provide services through representatives who are also employees of the Company.

Trust and estate administration services are offered through VNB Trust and Estate Services.

Investment management services are offered through Masonry Capital, whose flagship product for separately managed accounts and a private investment fund employs a value-based, catalyst-driven investment strategy. The financial instruments used include common and preferred stock, corporate bonds, bank loans and other debt securities, convertible securities, Exchange Traded Funds, options, warrants and cash equivalents.

The Company primarily serves the Virginia communities in and around the cities of Charlottesville, Winchester, Manassas and Richmond, and the counties of Albemarle, Fauquier, Frederick and Prince William. Refer to Item 2. Properties for additional information regarding locations. The Bank’s locations are well-positioned in attractive markets. Within its market areas, there are various types of industry including higher education, medical and professional services, research and development companies and retail.

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

In addition to competing with other community and commercial banks within and outside its primary service areas, the Company competes with other institutions engaged in the business of making loans or accepting deposits, such as credit unions, insurance companies, small loan companies, finance companies, fintech companies, mortgage companies, certain governmental agencies and other enterprises. Competition for deposits and loans is affected by various factors including, without limitation, interest rates offered, the number and location of branches and types of products offered, digital capabilities, and the reputation of the institution. Credit unions increasingly have been allowed to expand their membership definitions, and because they enjoy a favorable tax status, they have been able to offer more attractive loan and deposit pricing.

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

Environmental, Social and Governance

The Company is taking proactive steps to conserve resources and improve the environment. Most of our back-office operations exist in a paperless environment and customers are encouraged to utilize online banking, including paperless statements, mobile banking and remote deposit capture, in an effort to reduce individual and collective carbon footprints. The Company is also reducing its carbon footprint by allowing some employees to continue to work from home, eliminating some branches in our market footprint, and reducing the number of employees working in our offices. The Company supports its customers who are actively engaged in “going-green” campaigns, including the use of renewable energy, which includes the installation of charging stations for those customers with electric vehicles.

Near the onset of the COVID-19 pandemic, the Company was proactively involved in facilitating the delivery of personal protective equipment to local businesses and nonprofits. The Company also participated in the SBA PPP as described in detail later in this report.

The Company has also made a significant financial and time commitment to community partners and nonprofit organizations who support the environment, education, and human services, which includes a homeless housing project, workforce readiness, kids in need, and health and wellness. Executive leadership and the Board of Directors of the Company are dynamically involved in the communities in which they serve, including serving on boards, making financial donations and volunteering time.

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

A portion of the Company’s Chief Executive Officer (CEO) compensation is based on his personal involvement on community nonprofit boards and his designing of programs that help the same nonprofits serve their constituents. Prior to the onset of and during the COVID-19 pandemic, the CEO helped design and launch the Financial Education Program for high school students, Driving Lives Forward program in conjunction with United Way and Carter Myers Car Dealership and a program that helps get individuals started in a banking career. The CEO also created a 15-month Board Development Program for young business people that educates them on how a Board operates in a publicly traded company. The CEO is also responsible for launching the Company’s executive diversity, equity and inclusion program which was started before the onset of the COVID-19 pandemic. The Company has also been involved for the past eight years in the small loan program, formerly known as Bank On, operated by the Coalition for Economic Opportunity, whose mission is to enhance access to fair, reasonable and just financial services for low- and moderate- income members of the community. The CEO, members of the Company’s executive team, and the Board of Directors are also involved in major fundraising activities for many of the community (local, state and national) nonprofits. The Company is also searching for its first DEI Officer and is reestablishing its DEI Committee, which was launched in 2019.

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

At December 31, 2021, the Company had 173 full time equivalent employees, of which 7 were part-time employees. None of its employees are represented by any collective bargaining unit. The Company considers relations with its employees to be good.

The Company owns BOLI policies on each executive officer and certain other senior officers of the Company. BOLI is a bank-eligible asset designed to recover costs of providing pre- and post-retirement benefits and/or to finance general employee benefit expenses. Under BOLI policies, each executive officer and certain other senior officers of the Company are the insured, and the Company is the owner and beneficiary of the policies. The insured has no claim to the insurance policy or to the policy’s cash value. Under separate split dollar agreements, a portion of any death benefit may be paid to the beneficiaries of the insured officer, subject to the terms and restrictions of the split dollar endorsement agreement between the insured officer and the Company.

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

The Company

General. As a bank holding company registered under the BHCA, the Company is subject to supervision, regulation, and examination by the Federal Reserve. The Company is also registered under the bank holding company laws of Virginia and is subject to supervision, regulation, and examination by the Bureau of Financial Institutions of the Virginia State Corporation Commission.

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

Banking Acquisitions; Changes in Control. The BHCA and related regulations require, among other things, the prior approval of the Federal Reserve in any case where a bank holding company proposes to (i) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless it already owns a majority of such voting shares), (ii) acquire all or substantially all of the assets of another bank or bank holding company, or (iii) merge or consolidate with any other bank holding company. In determining whether to approve a proposed acquisition, the Federal Reserve will consider, among other factors, the following: the effect of the acquisition on competition; the public benefits expected to be received from the acquisition; any outstanding regulatory compliance issues of any institution that is a party to the transaction; the projected capital ratios and levels on a post-acquisition basis; the financial condition of each institution that is a party to the transaction and of the combined institution after the transaction; the parties’ managerial resources, as well as risk management and governance processes and systems; the parties’ compliance with the Bank Secrecy Act and anti-money laundering requirements; and the acquiring institution’s performance under the CRA and its compliance with fair housing and other consumer protection laws.

On July 9, 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy, which, among other initiatives, encouraged the review of current practices and adoption of a plan for the revitalization of merger oversight under the BHCA and the Bank Merger Act. Making any formal changes to the framework for evaluating bank mergers would require an extended process, and any such changes are uncertain and cannot be predicted at this time. However, the adoption of more expansive or stringent standards may have an impact on the Company’s acquisition activity. Additionally, this Executive Order could influence the federal bank regulatory agencies’ expectations and supervisory oversight for banking acquisitions.

Subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with the applicable regulations, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company’s acquiring “control” of a bank or bank holding company. A conclusive presumption of control exists if an individual or company acquires the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution. A rebuttable presumption of control may exist if a person or company acquires 5% or more but less than 25% of any class of voting securities and certain other relationships are present between the investor and the bank holding company, or if certain other ownership thresholds for voting or total equity have been exceeded.

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

Under the Federal Deposit Insurance Act, the federal bank regulatory agencies have adopted guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to capital management, internal controls and information systems, internal audit systems, information systems, data security, loan documentation, credit underwriting, interest rate exposure and risk management, vendor management, corporate governance, and asset growth, as well as compensation, fees, and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines.

Capital Requirements. The Federal Reserve imposes certain capital requirements on bank holding companies under the BHCA, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “The Bank – Capital Requirements.” Subject to its capital requirements and certain other restrictions, the Company is able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid by the Bank to the Company.

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

Regulatory Capital Requirements. The OCC and the other federal bank regulatory agencies have issued risk-based and leverage capital guidelines applicable to U.S. banking organizations. Those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth.

The OCC and the other federal bank regulatory agencies have adopted rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and standards for calculating risk-weighted assets and risk-based capital measurements (collectively, the Basel III Final Rules) that apply to banking institutions they supervise. For the purposes of these capital rules, (i) common equity tier 1 capital (CET1) consists principally of common stock (including surplus) and retained earnings; (ii) Tier 1 capital consists principally of CET1 plus non-cumulative preferred stock and related surplus, and certain grandfathered cumulative preferred stocks and trust preferred securities; and (iii) Tier 2 capital consists of other capital instruments, principally qualifying subordinated debt and preferred stock, and limited amounts of an institution’s allowance for loan losses. Each regulatory capital classification is subject to certain adjustments and limitations, as implemented by the Basel III Final Rules. The Basel III Final Rules also establish risk weightings that are applied to many classes of assets held by community banks, importantly including applying higher risk weightings to certain commercial real estate loans. The Basel III Final Rules also include a requirement that banks maintain additional capital known as the “capital conservation buffer.”

The Basel III Final Rules and capital conservation buffer require banks and bank holding companies to maintain:

i.
a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% capital conservation buffer (which is added to the minimum CET1 ratio, effectively resulting in a required ratio of CET1 to risk-weighted assets of at least 7.0%);
ii.
a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (effectively resulting in a required Tier 1 capital ratio of 8.5%);
iii.
a minimum ratio of total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (effectively resulting in a required total capital ratio of 10.5%), and
iv.
a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average total assets, subject to certain adjustments and limitations.

The Basel III Final Rules permanently include in Tier 1 capital trust preferred securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion in total assets, subject to a limit of 25% of Tier 1 capital. The Company expects that its trust preferred securities will be included in the Company’s regulatory capital as Tier 1 capital instruments until their maturity.

The Tier 1, CET1, total capital to risk-weighted assets, and leverage ratios of the Company were 14.31%, 14.31%, 14.88% and 7.79%, respectively, as of December 31, 2021, thus exceeding the minimum requirements. The Tier 1, CET1, total capital to risk-weighted assets, and leverage ratios of the Bank were 14.15%, 14.15%, 14.72% and 7.69%, respectively, as of December 31, 2021, also exceeding the minimum requirements.

With respect to the Bank, to be “well capitalized” under the revised “prompt corrective action” regulations, a bank must have the following minimum capital ratios: (i) a CET1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%. The Bank exceeds the thresholds to be considered well capitalized as of December 31, 2021. See “Prompt Corrective Action” below.

On September 17, 2019 the FDIC finalized a rule that introduced an optional simplified measure of capital adequacy for qualifying community banking organizations, referred to as the community bank leverage ratio (CBLR) framework, as required by the EGRRCPA. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the prompt corrective action regulations and will not be required to report or calculate risk-based capital under the Basel III Final Rules.

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

Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (a) requiring the institution to raise additional capital; (b) restricting transactions with affiliates; (c) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (d) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank met the definition of being “well capitalized” as of December 31, 2021.

As described above in “The Bank – Capital Requirements,” the capital rules issued by the OCC incorporate new requirements into the prompt corrective action framework.

Deposit Insurance. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and are subject to deposit insurance assessments based on average total assets minus average tangible equity to maintain the DIF. The basic limit on FDIC deposit insurance coverage is $250 thousand per depositor. Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations as an insured depository institution, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes. As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment structure, set a target “designated reserve ratio” of 2% for the DIF, and, in lieu of dividends, provides for a lower assessment rate schedule, when the reserve ratio reaches 2% and 2.5%. An institution’s assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three-year period, which considers the institution’s weighted average CAMELS component rating. The CAMELS component is a supervisory rating system designed to reflect financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk. At December 31, 2021, total base assessment rates for institutions that have been insured for at least five years range from 1.5 to 40 bps, with rates of 1.5 to 30 bps applying to banks with less than $10 billion in assets. In 2021 and 2020, the Company expensed $858 thousand and $187 thousand, respectively, in deposit insurance assessments. In 2019, the Company received a $155 thousand FDIC small bank credit assessment award, which was used partially in 2019 with the residual amount applied toward the first quarter of 2020 assessments, as the deposit insurance fund reserve ratio exceeded 1.38%.

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

Loans to executive officers, directors, or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls, or has the power to vote more than 10% of any class of voting securities of a bank, are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and their corresponding regulations (Regulation O) and Section 13(k) of the Exchange Act relating to the prohibition on personal loans to executives (which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act). Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire Board of Directors. Section 22(h) of the Federal Reserve Act prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed the Bank’s unimpaired capital and unimpaired surplus. Section 22(g) of the Federal Reserve Act identifies limited circumstances in which the Bank is permitted to extend credit to executive officers.

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

Office of Foreign Assets Control. OFAC which is a division of the U.S. Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. If the Bank finds a name of an “enemy” of the United States on any transaction, account, or wire transfer that is on an OFAC list, it must freeze such account or place transferred funds into a blocked account, and report it to OFAC. Failure to comply with OFAC requirements could have serious legal, financial and reputational consequences for the Company.

Stress Testing. The federal banking agencies have implemented stress testing requirements for certain large or risky financial institutions, including bank holding companies and state-chartered banks and they emphasize that all banking organizations, regardless of size, should have the capacity to analyze the potential effect of adverse market conditions or outcomes on the organization’s financial condition. Based on existing regulatory guidance, the Company and the Bank are expected to consider the institution’s interest rate risk management, commercial real estate loan concentrations and other credit-related information, and funding and liquidity management during this analysis of adverse market conditions or outcomes.

Volcker Rule. The Dodd-Frank Act and regulations under that act prohibit insured depository institutions and their affiliates, except as permitted under certain limited circumstances, from (i) engaging in short-term proprietary trading for their own accounts and (ii) having certain ownership interests in, and relationships with, hedge funds or private equity funds. The Volcker Rule did not have a material impact on the Company's operations or financial position in 2021 and 2020.

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

The Company’s and the Bank’s mortgage origination activities are subject to Regulation Z, which implements the Truth in Lending Act. Certain provisions of Regulation Z require creditors to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Creditors are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the creditor to consider the following eight underwriting factors when making the credit decision: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) the monthly payment on the covered transaction; (iv) the monthly payment on any simultaneous loan; (v) the monthly payment for mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) the monthly debt-to-income ratio or residual income; and (viii) credit history. Alternatively, the creditor can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount, and the consumer’s debt-to-income ratio (“DTI”) must be below the prescribed threshold. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance. Small creditors, as described below, may originate qualified mortgages that are not restricted by the specific DTI threshold (however, the DTI must still be considered). Small creditors are those financial institutions that meet the following requirements: (i) have assets below $2 billion (adjustable annually by CFPB); (ii) originated no more than 2 thousand first-lien, closed-end residential mortgages subject to the ability-to-repay requirements in the preceding calendar year; and (iii) hold the qualified mortgage loan in its portfolio after origination. The Company, as a small creditor, does comply with the “qualified mortgage rules” and the other applicable Truth in Lending requirements.

Incentive Compensation. Federal banking agencies have issued regulatory guidance (the Incentive Compensation Guidance) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The FDIC will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Bank, that are not “large, complex banking organizations.” The findings will be included in reports of examination, and deficiencies will be incorporated into the organization’s supervisory ratings. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In 2016, the SEC and the federal banking agencies proposed rules that prohibit covered financial institutions (including bank holding companies and banks) from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons (consisting of senior executive officers and significant risk takers, as defined in the rules) with excessive compensation, fees or benefits that could lead to material financial loss to the financial institution. The proposed rules outline factors to be considered when analyzing whether compensation is excessive and whether an incentive-based compensation arrangement encourages inappropriate risks that could lead to material loss to the covered financial institution, and establishes minimum requirements that incentive-based compensation arrangements must meet to be considered to not encourage inappropriate risks and to appropriately balance risk and reward. The proposed rules also impose additional corporate governance requirements on the boards of directors of covered financial institutions and impose additional record-keeping requirements. The comment period for these proposed rules has closed and a final rule has not yet been published.

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

On November 18, 2021, the federal bank regulatory agencies issued a final rule to improve the sharing of information about cyber incidents that may affect the U.S. banking system. The rule requires a banking organization to notify its primary federal regulator of any significant computer-security incident as soon as possible and no later than 36 hours after the banking organization determines that a cyber incident has occurred. Notification is required for incidents that have materially affected – or are reasonably likely to materially affect – the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. In addition, the rule requires a bank service provider to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect banking organization customers for four or more hours. Compliance with the final rule is required by May 1, 2022. The Company is currently assessing the impact of this rule, but does not anticipate any material impact to its respective operations at this time. With increased focus on cybersecurity, the Company and the Bank continue to monitor legislative, regulatory and supervisory developments related thereto.

Coronavirus Aid, Relief, and Economic Security Act and Consolidated Appropriations Act, 2021. In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020 and the Consolidated Appropriations Act, 2021, was signed into law on December 27, 2020. Among other things, the CARES Act and CAA include the following provisions impacting financial institutions:

•
Community Bank Leverage Ratio. The CARES Act directed federal banking agencies to adopt interim final rules to lower the threshold under the CBLR from 9% to 8% and to provide a reasonable grace period for a community bank that falls below the threshold to regain compliance, in each case until the earlier of the termination date of the national emergency or December 31, 2020. In April 2020, the federal bank regulatory agencies issued two interim final rules implementing this directive. One interim final rule provided that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework. It also established a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater. The second interim final rule provided a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement. It established a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 bps below the applicable CBLR requirement.

•
Temporary Troubled Debt Restructurings Relief. The CARES Act allowed banks to elect to suspend requirements under U.S. GAAP for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a TDR, including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or December 31, 2020. Federal banking agencies are required to defer to the determination of the banks making such suspension. The CAA extended this temporary relief until the earlier of 60 days after the termination date of the national emergency or January 1, 2022
•
Small Business Administration Paycheck Protection Program. The CARES Act created the SBA PPP and it was extended by the CAA. Under the PPP, money was authorized for small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt. The loans were provided through participating financial institutions, such as the Bank, that processed loan applications and service the loans.

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

In response to COVID-19, during the first quarter of 2020, the FOMC decreased the federal funds target rate, the interest rate at which depository institutions such as the Bank lend reserve balances to other depository institutions overnight on an uncollateralized basis, to a rate of zero to 25 bps. During the first quarter of 2022, the FOMC has increased the federal funds target rate by 25 bps and multiple members of the FOMC have signaled an intent to continue to increase the federal funds target rate throughout 2022.

Reporting Obligations under Securities Laws; Availability of Information

The Company is subject to the periodic and other reporting requirements of the Exchange Act, including the filing of annual, quarterly and other reports with the SEC. Prior to the Reorganization in 2013, the Bank filed the periodic and annual reports required under the Exchange Act with the OCC. Annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, plus any amendments to these reports, are available, free of charge, at www.vnbcorp.com. The Company’s SEC filings are posted and available as soon as reasonably practicable after the reports are filed electronically with the SEC. The information on the Company’s website is not incorporated into this report or any other filing the Company makes with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Liquidity Risks

•
While the Company believes that liquidity sources are currently adequate, the Company must effectively manage its liquidity risk, as liquidity needs could adversely affect results of operations and financial condition.
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

The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Credit risk and credit losses can increase if its loans are concentrated to borrowers who, as a group, may be uniquely or disproportionately affected by economic or market conditions. As of December 31, 2021, approximately 78.4% of the Company’s loans are secured by real estate, both residential and commercial. The Company has established concentration limits that are regularly monitored by management and reported to the Board. A major change in the real estate market in the regions in which the Company operates, resulting in a deterioration in real estate values, or in the local or national economy, including changes caused by the COVID-19 pandemic, could adversely affect the Company’s customers’ ability to pay these loans, which in turn could adversely impact the Company. Risk of loan defaults and foreclosures are inherent in the banking industry, and the Company tries to limit its exposure to this risk by carefully underwriting and monitoring its extensions of credit. The Company cannot fully eliminate credit risk, and as a result, credit losses may occur in the future.

The Company has a moderate concentration of credit exposure in commercial real estate and loans with this type of collateral are viewed as having more risk of default.

As of December 31, 2021, the Company had approximately $374.0 million in loans secured by commercial real estate, which represented approximately 35.2% of total loans outstanding at that date; such loans consist of non-owner occupied commercial real estate, construction, land development, multi-family and other land loans. These types of loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the property to service the debt, successful completion of construction projects and, for development loans, sale of the underlying asset. It may be more difficult for commercial real estate borrowers to repay their loans in a timely manner, as commercial real estate borrowers’ abilities to repay their loans frequently depends on the successful rental of their properties. Cash flows may be affected significantly by general economic conditions, and a sustained downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because the Company’s loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in its percentage of nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on the Company’s financial condition. The Company’s banking regulators generally give commercial real estate lending greater scrutiny and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital as a result of commercial real estate lending growth and exposures, which could have a material adverse effect on the Company’s results of operations. Steps to mitigate such risks include underwriting multiple sources of repayment, including but not limited, to business cash flow, personal guarantees, collateral, and government guarantees, where applicable. In addition, the Company has established concentration limits that are regularly monitored by management and reported to the Board. Although the Company has taken these mitigation steps, there is no guarantee that such practices will be effective to prevent the increased credit risk.

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

The Company’s primary sources of funds are deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including, but not limited to, changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, availability of, and/or access to, sources of refinancing, business closings or lay-offs, pandemics or endemics, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including, but not limited to, rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments and general economic conditions. Accordingly, the Company may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include FHLB advances, sales of securities and loans, federal funds lines of credit from correspondent banks and borrowings from the Federal Reserve Discount Window, as well as additional out-of-market time deposits and brokered deposits. While the Company believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if the Company continues to grow and experiences increasing loan demand. The Company may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

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

LIBOR and certain other interest rate benchmarks are the subject of recent national and international reform. Intercontinental Exchange, Inc., the company that administers LIBOR, stated in March 2021 that it would cease the publication of one week and two month LIBOR rates immediately after the LIBOR publication on December 31, 2021, and the remaining LIBOR rates immediately following the LIBOR publication on June 30, 2023. The U.S. federal banking agencies have issued statements to encourage U.S. banks to transition away from U.S. dollar LIBOR as soon as practicable and not to enter into new contracts that use U.S. dollar LIBOR after December 31, 2021.

Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including to the Company, and liquidity in the interbank markets on which those LIBOR estimates are based has been declining. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom or elsewhere. Efforts in the United States to identify a set of alternative U.S. dollar reference rates include a proposal by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York for the market to transition from LIBOR to the Secured Overnight Financing Rate. Whether or not the SOFR attains market acceptance as a LIBOR replacement remains in question and the future of LIBOR at this time is uncertain. The Company has begun offering lending solutions to its customers based on SOFR and certain prime-linked variable rates, and has ceased origination of new loans or other products using a LIBOR rate or index.

The market transition away from LIBOR to alternative reference rates is a complex process and could have a range of effects on the Company’s business, financial condition and results of operations, including but not limited to by (i) adversely affecting the interest rates received or paid on the revenues and expenses associated with, or the value of the Company’s LIBOR-based assets and liabilities; (ii) adversely affecting the interest rates paid on or received from other securities or financial arrangements, given LIBOR’s historically prominent role in determining market interest rates globally, or (iii) resulting in disputes, litigation or other actions with borrowers or other counterparties about the interpretation or enforceability of certain fallback language contained in LIBOR-based loans, securities or other contracts. In addition, uncertainty regarding the nature of such potential changes, alternative reference rates or other reforms may adversely affect the trading market for securities on which the interest or dividend is determined by reference to LIBOR, including the Company’s trust preferred securities. The discontinuation of LIBOR could also result in operational, legal and compliance risks, and if the Company is unable to adequately manage such risks, they could have a material adverse impact on the Company’s reputation and on its business, financial condition, results of operations or future prospects.

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

The authorities that promulgate accounting standards, including the FASB, the SEC and other regulatory authorities, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes are difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of financial statements for prior periods. Such changes could also require the Company to incur additional personnel or technology costs.

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

In the ordinary course of business, the Company collects and stores sensitive data, including proprietary business information and personally identifiable information related to its customers and employees in systems and on networks. The secure processing, maintenance, and use of this information is critical to operations and the Company’s business strategy. The Company has invested in accepted technologies, and continually reviews processes and practices that are designed to protect its networks, computers, and data from damage or unauthorized access. Despite these security measures, the Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. A breach of any kind could compromise systems and the information stored there could be accessed, damaged or disclosed. A breach in security could result in legal claims, regulatory penalties, disruption in operations, and damage to the Company’s reputation, which could adversely affect its business and financial condition. Furthermore, as cyber threats continue to evolve and increase, the Company may be required to expend significant additional financial and operational resources to modify or enhance its protective measures, or to investigate and remediate any identified information security vulnerabilities.

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

The COVID-19 pandemic has adversely impacted and may continue to adversely impact the Company’s workforce and operations and the operations of its customers and business partners. In particular, the Company may experience adverse effects due to a number of operational factors impacting it or its customers or business partners, including but not limited to: (i) loan losses resulting from financial stress experienced by the Company’s borrowers, especially those operating in industries hardest hit by government measures to contain the spread of the virus; (ii) collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; (iii) as a result of the decline in the Federal Reserve’s target federal funds rate, the yield on the Company’s assets may decline to a greater extent than the decline in its cost of interest-bearing liabilities, reducing net interest margin and spread, and reducing net income; (iv) operational failures, disruptions or inefficiencies due to changes in the Company’s normal business practices necessitated by its internal measures to protect employees and government-mandated measures intended to slow the spread of the virus; (v) possible business disruptions experienced by the Company’s vendors and business partners in carrying out work that supports its operations; (vi) decreased demand for the Company’s products and services due to economic uncertainty, volatile market conditions and temporary business closures; (vii) potential financial liability, loan losses, litigation costs or reputational damage resulting from the Company’s origination of loans as a participating lender in the PPP as administered through the SBA; and (viii) heightened levels of cyber and payment fraud, as cyber criminals try to take advantage of the disruption and increased online activity brought about by the pandemic.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None

Item 2. PROPERTIES.

The Company and its subsidiaries currently occupy sixteen full-service banking facilities in the cities of Charlottesville, Manassas, Richmond and Winchester, and the counties of Albemarle, Fauquier and Prince William. The Company’s main office, a full-service banking facility, operations, and offices of both Masonry Capital and Sturman Wealth are located at 404 People Place, Charlottesville, Virginia. VNB Trust and Estate Services is located at 103 Third Street, SE, Charlottesville, Virginia. Of the fifteen locations used as bank branches and commercial lending offices, eight of the buildings are owned by the Company and seven are leased from nonaffiliates. Leases with affiliates are described below.

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

The drive-through location at 301 East Water Street, Charlottesville, which is a limited-service banking facility, and the adjoining office space located at 112 Third Street, SE, Charlottesville Virginia is leased from East Main Investments, LLC. Hunter E. Craig, a director of the Company and the Bank, serves as manager of East Main Investments, LLC, which is owned by Mr. Craig and his spouse.

See Note 6 – Premises and Equipment and Note 7 – Leases in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for information with respect to the amounts at which the Company’s premises and equipment are carried and commitments under long-term leases. All of the Company's properties are in good operating condition and are adequate for the Company's present and anticipated future needs.

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

Item 4. MINE SAFETY DISCLOSURES.

Not applicable

Part II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock Performance and Dividends

Virginia National Bankshares Corporation’s common stock is listed for trading on the NASDAQ Capital Market under the symbol VABK. As of December 31, 2021, the Company had issued and outstanding 5,308,335 shares of common stock, which included 37,011 shares of restricted stock that have not yet vested. These shares were held by approximately 680 registered shareholders of record, not including beneficial holders of securities held in street name at a brokerage or other firm.

The payment of dividends is at the discretion of the Company’s Board of Directors and is subject to various federal and state regulatory limitations. As a bank holding company, the ability to pay dividends is dependent upon the overall performance and capital requirements of the Bank.

Prior to April 5, 2021, the Company's common stock was quoted on the OTC Markets Group's OTCQX tier, also under the symbol VABK. The data in the table below represents the high sales and low sales prices that occurred between April 5, 2021 and December 31, 2021 as reported by NASDAQ and the high bid and low bid quotations that occurred between January 1, 2020 and April 1, 2021 as reported by the OTCQX. The OTCQX over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Additionally, the table shows the dividends declared per quarter in 2021 and 2020.

					Dividends Declared
	2021		2020		2021	2020
	High	Low	High	Low
First Quarter	$31.05	$27.00	$37.60	$24.51	$0.30	$0.30
Second Quarter	$39.18	$30.35	$25.25	$24.00	$0.30	$0.30
Third Quarter	$39.74	$33.71	$25.50	$23.75	$0.30	$0.30
Fourth Quarter	$38.00	$33.51	$27.50	$23.30	$0.30	$0.30
Total					$1.20	$1.20

American Stock Transfer and Trust Company is the Company’s stock transfer agent and registrar.

Recent Issuances of Unregistered Securities

No unregistered shares were issued in 2020 or 2021.

Item 6. [RESERVED].

Not applicable.

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

Merger with Fauquier

On April 1, 2021, the Company merged with Fauquier, pursuant to the Agreement and Plan of Reorganization dated October 1, 2020, including a related Plan of Merger. Pursuant to the Merger Agreement, Fauquier shareholders received 0.675 shares of Company stock for each share of Fauquier common stock, with cash paid in lieu of fractional shares, resulting in the Company issuing 2,571,213 shares of common stock. In connection with the transaction, TFB, Fauquier's wholly-owned bank subsidiary, was merged with and into the Bank.

Impact of COVID-19

The COVID-19 pandemic has caused, and will likely continue to cause, economic and social disruption, significantly affecting many industries, including many of our clients. Significant uncertainty exists regarding the magnitude of the impact and duration of this pandemic. Following are brief descriptions of areas within the Company that have been negatively impacted.

Allowance for loan losses - The Company’s consolidated financial statements include estimates and assumptions made by management which affect the reported amounts of assets and liabilities, including the level of the ALLL that is established. The ALLL calculation and resulting provision for loan losses are impacted by changes in economic conditions. During the first and second quarters of 2020, the Company downgraded the economic qualitative factors within its ALLL model in light of the effects of the COVID-19 pandemic on the economy. No additional downgrades of such factors were taken during the third and fourth quarters of 2020,or the first quarter of 2021. During the second quarter of 2021, the Company upgraded the economic qualitative factors, resulting in a release of a portion of the reserves for loan losses related to the pandemic, as credit deterioration since the onset of COVID-19 had not been experienced to the extent anticipated. No additional changes were made to the economic qualitative factors during the third or fourth quarters of 2021. If economic conditions improve or worsen, the Company could experience changes in the required ALLL. It is possible that asset quality metrics could decline in the future if the effects of the COVID-19 pandemic are sustained.

Potential credit exposures - While most industries have been adversely impacted by the COVID-19 pandemic, the Company has exposures on its balance sheet as of December 31, 2021 in the following categories of loans that are considered to have higher risk of significant impact:

•
Travel accommodations (hotels/motels/B&B) - $29.0 million, or 2.8% of loans,
•
Restaurants - $19.8 million, or 1.9% of loans,
•
Retail trade - $13.3 million, or 1.3% of loans,
•
Arts, entertainment and recreation - $13.0 million, or 1.3% of loans, and
•
Wholesale trade - $9.5 million, or 0.9% of loans.

Note that the loan balances and percentages above do not include PPP loans made to entities within such categories.

Loan deferrals - In accordance with guidance from regulators and the CARES Act, the Bank worked with borrowers who have been adversely affected by COVID-19 to defer principal only, or principal and interest payments for a 90- to 180-day period. While interest will continue to accrue to income, in accordance with GAAP, if the Company ultimately incurs a credit loss on these deferred payments, interest income would need to be reversed and therefore, interest income in future periods could be negatively affected. Loan deferrals as of December 31, 2021 amount to $1.2 million and consist of only two loans. Both loans are 100% government-guaranteed for which the deferrals were approved by the United States Department of Agriculture. In accordance with interagency guidance issued in March 2020 and the CARES Act, these short-term deferrals are not considered TDRs.

PPP Loans - Primarily within the second quarter of 2020 and the first quarter of 2021, the Company devoted significant resources to accept PPP applications, a program designed to provide a direct incentive for small businesses to keep employees on their payroll. In total, the Company, including the Bank and TFB, funded

$207.5 million in PPP loans, with average origination fees of 3.9%, assisting many nonprofits and local businesses through this program. As of December 31, 2021, 89.9% of the total dollars of PPP loans had been forgiven by the SBA, with $20.7 million outstanding. Loans funded through the PPP are fully guaranteed by the U.S. government. The Company believes that it performed the required due diligence pursuant to the established SBA criteria; nonetheless, if a determination is made that certain loans did not meet the criteria established for the program, the Company may be required to establish additional ALLL through provision for loan loss expense, which will negatively impact net income.

Credit quality standards - Throughout the onset of this pandemic, the Company has maintained its high standards of credit quality on organic loan funding to limit credit risk exposure.

Capital and Liquidity

As of December 31, 2021, capital ratios of the Company were in excess of regulatory requirements. While currently included in the category of “well capitalized” by bank regulators, a prolonged economic recession could adversely impact reported and regulatory capital ratios.

The Company maintains access to multiple sources of liquidity. Management has also enhanced its capital, liquidity, loan and deposit stress tests, as well as capital and liquidity contingency plans to validate how the Company can react effectively to the economic downturn caused by this pandemic and other potential impacts on the economy.

Goodwill

As of December 31, 2021, the goodwill on the Company's balance sheet was not deemed to be impaired. However, management may determine that goodwill is required to be evaluated for impairment in the future due to the presence of a triggering event, which may have a negative impact on the Company’s results of operations.

Operations, Processes, Controls and Business Continuity Plan

The Company reacted quickly to the COVID-19 pandemic and began internal social distancing in mid-March 2020, as well as distancing from the public by keeping drive-thru services available, and encouraging customers to conduct transactions at ATMs, through online banking and the mobile app. The Company also increased consumer and business mobile deposit limits to encourage customers to make deposits remotely from the safety of their home or business. The Company implemented a schedule whereby most staff members worked remotely, allowing the remaining essential staff to create more distance between each other within the offices. The Company temporarily increased the number of staff in the client service center to assist more customers by telephone and encourage them to utilize online and mobile banking. The client service center was also temporarily moved to a larger location to allow for appropriate social distancing. In addition, the Company enhanced disinfecting procedures to include hospital-grade cleaning solution and foggers, increased the frequency of cleaning and issued personal protective equipment, including N-95 and disposable face masks, face shields, sneeze guards, gloves and thermometers, to employees, along with specific instructions for use, to enhance their safety. The Company also installed disinfecting protective strips to high touch areas, placed free-standing air filter machines throughout our facilities, purchased COVID-19 instant test kits for on-site testing and provided antibody testing options to all employees. Management provides frequent email communications and social media updates regarding COVID-19, helpful tips and status of Company initiatives, as well as warning customers of potential scams during this pandemic.

The Company’s preparedness resulted in minimal impact to the Company’s operations as a result of the COVID-19 pandemic. Effective and thorough business continuity planning allowed for successful deployment of most employees to work in a remote environment. No material operational or internal control risks have been identified to date, and the Company has enhanced fraud-related controls.

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

Following are the accounting policies and estimates that the Company considers as critical:

•
Loans acquired in a business combination: Acquired Loans are classified as either (i) purchased credit-impaired loans or (ii) purchased performing loans and are recorded at fair value on the date of acquisition. PCI loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. When determining fair value, PCI loans are aggregated into pools of loans based on common risk characteristics as of the date of acquisition such as loan type, date of origination, and evidence of credit quality deterioration such as internal risk grades and past due and nonaccrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the “nonaccretable difference.” Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the “accretable yield” and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

On a semi-annual basis, the Company evaluates the estimate of cash flows expected to be collected on PCI loans. Estimates of cash flows for PCI loans require significant judgment. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses resulting in an increase to the allowance for loan losses. Subsequent significant increases in cash flows may result in a reversal of post-acquisition provision for loan losses or a transfer from nonaccretable difference to accretable yield that increases interest income over the remaining life of the loan or pool(s) of loans. Disposals of loans, which may include sale of loans to third parties, receipt of payments in full or in part from the borrower or foreclosure of the collateral, result in removal of the loan from the PCI loan portfolio at its carrying amount.

PCI loans are not classified as nonperforming loans by the Company at the time they are acquired, regardless of whether they had been classified as nonperforming by the previous holder of such loans, and they will not be classified as nonperforming so long as, at semi-annual re-estimation periods, we believe we will fully collect the new carrying value of the pools of loans.

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

•
Allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that are inherent in the loan portfolio. Accounting policies related to the allowance for loan losses are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. The Company’s allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” The level of the allowance reflects management’s continuing evaluation of: industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion and Note 4 – Loans and Note 5 – Allowance for Loan Losses in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data, elsewhere in this report for further details of the risk factors considered by management in estimating the necessary level of the allowance for loan losses.
•
Impaired loans are loans so designated when, based on current information and events, it is probable the Company will be unable to collect all amounts when due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net of the impairment, using either the present value of estimated future cash flows at the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. Additional information on impaired loans, which includes both TDRs and non-accrual loans, is included in Note 4 – Loans and Note 5 – Allowance for Loan Losses, in the Notes to Consolidated Financial Statements.
•
Fair value measurements are used by the Company to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realized value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Additional discussion of valuation methodologies is presented in Note 17 – Fair Value Measurements, in the Notes to Consolidated Financial Statements.
•
Other-than-temporary impairment of securities accounting policies require a periodic review by management to determine if the decline in the fair value of any security appears to be other-than-temporary. Factors considered in determining whether the decline is other-than-temporary include, but are not limited to: the length of time and the extent to which fair value has been below cost; the financial condition and near-term prospects of the issuer; and the Company’s intent to sell. See Note 1 – Summary of Significant Accounting Policies and Note 3 – Securities, in the Notes to Consolidated Financial Statements, for further details on the accounting policies for other-than-temporary impairment of securities and the methodology used by management to make this evaluation.
•
Intangible asset accounting policies require that goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually, or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. Intangible assets with definite useful lives are amortized over their estimated useful lives, which range from 3 to 10 years, to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company’s Consolidated Balance Sheets. Additional discussion of the accounting policies and composition of goodwill and other intangibles assets is presented in Note 1 – Summary of Significant Accounting Policies, Note 2 - Business Combinations and Note 8 – Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements.
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

See Note 1 – Summary of Significant Accounting Policies and Note 11 – Income Taxes, in the Notes to Consolidated Financial Statements, for further detail on the accounting policies for income taxes and for components of the deferred tax assets and liabilities.

Non-GAAP Presentations

The accounting and reporting policies of the Company conform to GAAP and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of the Company’s performance. These include adjusted ROAA, adjusted ROAE, adjusted net income, adjusted earnings per share, adjusted ALLL to total loans, tangible book value per share and the following fully-taxable equivalent measures: net interest income-FTE, efficiency ratio-FTE and net interest margin-FTE. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent that was applicable for all periods presented.

Management believes that the use of these non-GAAP measures provides meaningful information about operating performance by enhancing comparability with other financial periods, other financial institutions, and between different sources of interest income. The non-GAAP measures used by management enhance comparability by excluding the effects of (1) items that do not reflect ongoing operating performance, such as merger and merger-related expenses, (2) items that do not reflect the implicit percentage of the ALLL to total loans, such as the impact of fair value adjustment and PPP loans, (3) balances of intangible assets, including goodwill, that vary significantly between institutions, and (4) tax benefits that are not consistent across different opportunities for investment. These non-GAAP financial measures should not be considered an alternative to GAAP-basis financial statements, and other banks and bank holding companies may define or calculate these or similar measures differently. Net income is discussed in Management’s Discussion and Analysis on a GAAP basis unless noted as “non-GAAP.”

A reconcilement of the non-GAAP financial measures used by the Company to evaluate and measure the Company's performance to the most directly comparable GAAP financial measures is presented below:

(Dollars in thousands, except per share data)
Reconcilement of Non-GAAP Measures:	Year Ended December 31
	2021	2020
Performance measures
Return on average assets	0.61%	1.00%
Impact of merger expenses [1]	0.33%	0.09%
Operating return on average assets [1] (non-GAAP)	0.94%	1.09%

Return on average equity	7.17%	10.01%
Impact of merger expenses [1]	3.91%	0.88%
Operating return on average equity [1] (non-GAAP)	11.08%	10.89%

Net income	$10,071	$7,978
Impact of merger expenses [1]	5,495	704
Net income, excluding merger expenses [1] (non-GAAP)	$15,566	$8,682

Net income per share, diluted	$2.14	$2.95
Impact of merger expenses [1]	1.17	0.26
Net income per share, excluding merger expenses [1] (non-GAAP)	$3.32	$3.21

Fully taxable-equivalent measures
Net interest income	$44,988	$23,879
Fully taxable-equivalent adjustment	271	126
Net interest income (FTE) [2]	$45,259	$24,005

Efficiency ratio [3]	76.7%	61.7%
Impact of FTE adjustment	-0.4%	-0.3%
Efficiency ratio (FTE) [4]	76.3%	61.4%

Net interest margin	2.92%	3.16%
Fully tax-equivalent adjustment	0.02%	0.01%
Net interest margin (FTE) [2]	2.94%	3.17%

Other financial measures
ALLL to total loans	0.56%	0.90%
Impact of acquired loans and fair value mark	0.39%	0.00%
ALLL to total loans, excluding acquired loans and fair value mark (non-GAAP)	0.95%	0.90%

ALLL to total loans	0.56%	0.90%
Impact of PPP loans	0.02%	0.08%
ALLL to total loans, excluding PPP loans (non-GAAP)	0.58%	0.98%

Book value per share	$30.50	$30.43
Impact of intangible assets	(3.14)	(0.26)
Tangible book value per share (non-GAAP)	$27.36	$30.17

1 References to merger expenses include merger and merger-related expenses and are net of tax.

2 FTE calculations use a Federal income tax rate of 21%.

3 The efficiency ratio, GAAP basis, is computed by dividing noninterest expense by the sum of net interest income and noninterest income.

4 The efficiency ratio, FTE, is computed by dividing noninterest expense by the sum of net interest income (FTE) and noninterest income.

Results of Operations

Consolidated Return on Assets and Equity and Other Key Ratios

The ratio of net income to average total assets and average shareholders' equity and certain other ratios for the years indicated are as follows:

	2021	2020
Return on average assets	0.61%	1.00%
Operating return on average assets (non-GAAP)	0.94%	1.09%
Return on average equity	7.17%	10.01%
Operating return on average equity (non-GAAP)	11.08%	10.89%
Average equity to average assets	8.52%	10.00%
Cash dividend payout ratio	55.95%	40.82%
Efficiency ratio (FTE)	76.30%	61.40%

Net income for the year ended December 31, 2021 was $10.1 million, or $2.14 per diluted share, a 26.2% increase compared to $8.0 million, or $2.95 per diluted share for the year ended December 31, 2020. This $2.1 million increase was primarily the result of a $21.1 million increase in net interest income, a $3.9 million increase in noninterest income, and a $608 thousand reduction in provision for loan losses. Negatively affecting net income for 2021 compared to 2020 was a $23.7 million increase in noninterest expense. Each component of such year-over-year changes are described in more detail below.

The efficiency ratio (FTE) was 76.3% for the year ended December 31, 2021, compared to 61.4% for the same period of 2020, increasing due primarily to the one-time impact of merger and merger-related expenses.

The Company has four reportable segments: the Bank, VNB Trust and Estate Services, Sturman Wealth and Masonry Capital.

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
•
Sturman Wealth Advisors – This segment offers wealth and investment advisory services. Revenue for this segment is generated primarily from investment advisory and financial planning fees, with a small and decreasing portion attributable to brokerage commissions. During February 2016, the Company purchased the book of business, including interest in the client relationships, (“Purchased Relationships”), from a current officer (the “Seller”) of the Company pursuant to an employment and asset purchase agreement (the “Purchase Agreement”). Prior to becoming an employee of the Company and until the effective date of the sale, the Seller provided services to the Purchased Relationships as a sole proprietor. Under the terms of the Purchase Agreement, the Company will receive all future revenue for investment management, advisory, brokerage, insurance, consulting, and related services performed for the Purchased Relationships. More information on this purchase can be found under Goodwill and Other Intangible Assets in Note 8 of the Notes to Consolidated Financial Statements, which is found in Item 8. Financial Statements and Supplementary Data.
•
VNB Trust and Estate Services - This segment offers corporate trustee services, trust and estate administration, IRA administration and custody services and offers in-house investment management services. Revenue for this segment is generated from administration, service and custody fees, as well as management fees which are derived from Assets Under Management. Investment management services currently are offered through affiliated and third-party managers.
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

The Bank segment earned net income of $9.0 million in 2021, a $708 thousand increase over the $8.3 million netted in 2020. Sturman Wealth earned $384 thousand in 2021 compared to $48 thousand in the prior year. VNB Trust and Estate Services realized net income of $162 thousand in 2021, compared to a net loss of $52 thousand in 2020. Masonry Capital realized net income of $561 thousand in 2021, compared to a net loss of $274 thousand in 2020.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is computed as the difference between the interest income on earning assets and the interest expense on deposits and other interest bearing liabilities. Net interest income represents the principal source of revenue for the Company and accounted for 81.1% of the total revenue in 2021. Net interest margin (FTE) is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income (FTE) and net interest margin (FTE).

The following table details the average balance sheet, including an analysis of net interest income (FTE) for earning assets and interest bearing liabilities, for the years ended December 31, 2021, 2020, and 2019.

Consolidated Average Balance Sheets and Analysis of Net Interest Income (FTE)

	2021			2020			2019
		Interest	Average		Interest	Average		Interest	Average
(Dollars in thousands)	Average Balance	Income Expense	Yield/ Cost	Average Balance	Income Expense	Yield/ Cost	Average Balance	Income Expense	Yield/ Cost
ASSETS
Interest earning assets:
Securities
Taxable securities	$198,450	$2,980	1.50%	$101,199	$1,706	1.69%	$56,870	$1,268	2.23%
Tax exempt securities [1]	53,716	1,292	2.41%	20,195	601	2.98%	11,266	368	3.27%
Total securities [1]	252,166	4,272	1.69%	121,394	2,307	1.90%	68,136	1,636	2.40%
Loans:
Real estate	808,707	35,303	4.37%	404,391	16,680	4.12%	361,578	16,397	4.53%
Commercial	145,462	5,731	3.94%	132,282	5,115	3.87%	84,778	3,237	3.82%
Consumer	63,039	2,865	4.54%	64,181	3,150	4.91%	77,419	4,546	5.87%
Total Loans	1,017,208	43,899	4.32%	600,854	24,945	4.15%	523,775	24,180	4.62%
Fed funds sold	109,104	139	0.13%	34,130	104	0.30%	23,873	459	1.92%
Other interest-bearing deposits	160,960	233	0.14%	-	-	-	-	-	-
Total earning assets	1,539,438	48,543	3.15%	756,378	27,356	3.62%	615,784	26,275	4.27%
Less: Allowance for loan losses	(5,297)			(4,886)			(4,653)
Total non-earning assets	115,193			46,186			44,065
Total assets	$1,649,334			$797,678			$655,196

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing deposits:
Interest checking	$355,419	$261	0.07%	$132,465	$120	0.09%	$106,103	$210	0.20%
Money market and savings deposits	529,027	2,047	0.39%	261,370	1,704	0.65%	181,459	1,829	1.01%
Time deposits	152,211	1,108	0.73%	100,846	1,454	1.44%	119,416	2,146	1.80%
Total interest-bearing deposits	1,036,657	3,416	0.33%	494,681	3,278	0.66%	406,978	4,185	1.03%
Borrowings	23,700	(280)	-1.18%	15,419	73	0.47%	3,417	88	2.58%
Junior subordinated debt	2,565	148	5.77%	-	-	-	-	-	-
Total interest-bearing liabilities	1,062,922	3,284	0.31%	510,100	3,351	0.66%	410,395	4,273	1.04%
Non-Interest-Bearing Liabilities:
Demand deposits	434,989			203,143			166,214
Other liabilities	10,875			4,697			4,399
Total liabilities	1,508,786			717,940			581,008
Shareholders' equity	140,548			79,738			74,188
Total liabilities & shareholders' equity	$1,649,334			$797,678			$655,196
Net interest income (FTE)		$45,259			$24,005			$22,002
Interest rate spread [2]			2.84%			2.96%			3.23%
Cost of funds			0.22%			0.47%			0.74%
Interest expense as a percentage of average earning assets			0.21%			0.44%			0.69%
Net interest margin (FTE) [3]			2.94%			3.17%			3.57%

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

Volume and Rate Analysis

2021 compared to 2020

	Change due to:		Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)
Assets:
Securities	$2,240	(275)	$1,965
Loans:
Real estate	17,596	1,027	18,623
Commercial	518	98	616
Consumer	(55)	(230)	(285)
Total loans	18,059	895	18,954
Federal funds sold	123	(88)	35
Other interest-bearing deposits	233	-	233
Total earning assets	$20,655	$532	$21,187
Liabilities and Shareholders' equity:
Interest-bearing deposits:
Interest checking	$168	(27)	$141
Money market and savings	1,237	(894)	343
Time deposits	555	(901)	(346)
Total interest-bearing deposits	1,960	(1,822)	138
Short term borrowings	21	(374)	(353)
Junior subordinated debt	148	-	148
Total interest-bearing liabilities	2,129	(2,196)	(67)
Change in net interest income	$18,526	$2,728	$21,254

2020 compared to 2019

	Change due to:		Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)
Assets:
Securities	$1,068	(397)	$671
Loans:
Real estate	1,842	(1,559)	283
Commercial	1,836	42	1,878
Consumer	(712)	(684)	(1,396)
Total loans	2,966	(2,201)	765
Federal funds sold	141	(496)	(355)
Total earning assets	$4,175	$(3,094)	$1,081
Liabilities and Shareholders' equity:
Interest-bearing deposits:
Interest checking	$43	(133)	$(90)
Money market and savings	648	(773)	(125)
Time deposits	(305)	(387)	(692)
Total interest-bearing deposits	386	(1,293)	(907)
Other borrowed funds	104	(119)	(15)
Total interest-bearing liabilities	490	(1,412)	(922)
Change in net interest income	$3,685	$(1,682)	$2,003

For 2021, net interest income (FTE) of $45.3 million was recognized, an increase of $21.3 million over 2020. Net interest income (FTE) for 2020 totaled $24.0 million and was $2.0 million increase over the 2019 total of $22.0 million. Average earning assets increased $783.1 million or 103.5% in 2021 compared to 2020 and increased $140.6 million or 22.8% in 2020 compared to 2019. The increases in volume of real estate and commercial loans from 2020 to 2021 were the primary contributing factors of the increase in net interest income. The declines in rates paid on deposits over the same period also positively impacted net interest income. The average balance for loans as a percentage of earnings assets for 2021 was 66.1%, compared to 79.4% and 85.1% in 2020 and 2019, respectively.

The 2021 net interest margin (FTE) declined 23 bps to 2.94% from 3.17% in 2020. The 2020 net interest margin (FTE) declined 40 bps from 3.57% in 2019. The tax-equivalent yield on average earning assets for 2021 of 3.15% was 47 bps lower than the 2020 yield of 3.62%. The 2019 tax-equivalent yield on average earning assets of 4.27% was 65 bps higher than the comparable 2020 yield. Loan yields for 2021 were 4.32%, improving 17 bps from the loan yield of 4.15% for 2020. Average loans for 2021 of $1.0 billion were $416.4 million higher than the 2020 average of $600.9 million, due to the Merger. 2020’s average loan balances were $77.1 million higher than the 2019 average of $523.8 million due to the origination of PPP loans during 2020.

Interest expense as a percentage of average earning assets declined to 21 bps for 2021, compared to 44 and 69 bps for 2020 and 2019, respectively. Net interest margin will be impacted by future changes in short-term and long-term interest rate levels on deposits, as well as the impact from the competitive environment. A continuing primary driver of the Company’s low cost of funds is the Company’s level of non-interest bearing demand deposits and low-cost deposit accounts. Following is a table illustrating the average balances of deposit accounts as a percentage of total deposit account balances.

(Dollars in thousands)	2021		2020		2019
	Average Balance	% of Total Deposits	Average Balance	% of Total Deposits	Average Balance	% of Total Deposits
Non-interest demand deposits	$434,989	29.6%	$203,143	29.1%	$166,214	29.0%
Interest checking accounts	355,419	24.2%	132,465	19.0%	106,103	18.5%
Money market and savings deposit accounts	529,027	35.9%	261,370	37.4%	181,459	31.7%
Total non-interest and low-cost deposit accounts	$1,319,435	89.7%	$596,978	85.5%	$453,776	79.2%
Time deposits	152,211	10.3%	100,846	14.5%	119,416	20.8%
Total deposit account balances	$1,471,646	100.0%	$697,824	100.0%	$573,192	100.0%

Provision for Loan Losses

The level of the allowance reflects changes in the size of the portfolio or in any of its components, as well as management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, and economic, political and regulatory conditions. Additional information concerning management’s methodology in determining the adequacy of the allowance for loan losses is contained later in this section under Allowance for Loan Losses, in addition to Note 1 and Note 5 of the Notes to Consolidated Financial Statements, found in Item 8. Financial Statements and Supplementary Data.

Based on management’s continuing evaluation of the loan portfolio in 2021, the Company recorded a provision for loan losses of $1.0 million, compared to a provision of $1.6 million in 2020 and $1.4 million in 2019. The decrease in 2021 is the result of the Company releasing of a portion of the reserves that were added during 2020 since the credit deterioration was not experienced to the extent previously anticipated. The increase in the 2020 provision for loan losses was largely the result of worsening economic qualitative factors associated with COVID-19.

The allowance for loan losses as a percentage of total loans was 0.56% at December 31, 2021 compared to 0.90% at December 31, 2020.

The following is a summary of the changes in the allowance for loan losses for the years ended December 31, 2021, 2020, and 2019:

(Dollars in thousands)	2021	2020	2019
Allowance for loan losses, January 1	$5,455	$4,209	$4,891
Charge-offs	(835)	(805)	(2,259)
Recoveries	350	429	202
Provision for loan losses	1,014	1,622	1,375
Allowance for loan losses, December 31	$5,984	$5,455	$4,209

Allowance for loan losses as a percentage of period-end total loans	0.56%	0.90%	0.78%

Noninterest Income

The major components of noninterest income are detailed below. Year-to-year variances are shown for each noninterest income category.

(Dollars in thousands)	For the year ended December 31		Variance
	2021	2020	$	%
Noninterest income:
Trust and estate services fees	$1,929	$722	$1,207	167.2%
Performance fees	822	$33	789	2390.9%
Investment management income	757	378	379	100.3%
Advisory and brokerage income	1,154	700	454	64.9%
Royalty income	40	103	(63)	-61.2%
Deposit account fees	1,459	651	808	124.1%
Debit/credit card and ATM fees	2,070	612	1,458	238.2%
Earnings/increase in value of bank owned life insurance	708	437	271	62.0%
Fees on mortgage sales	26	77	(51)	-66.2%
Gains on sales and calls of securities	-	743	(743)	-100.0%
Loan swap fee income	81	1,313	(1,232)	-93.8%
Other	1,419	796	623	78.3%
Total noninterest income	$10,465	$6,565	$3,900	59.4%

Noninterest income of $10.5 million for the year ended December 31, 2021 experienced a net increase over the prior year of $3.9 million, as a result of the following variances:

•
Debit/credit card and ATM fees, Trust and estate services fees, deposit accounts fees, advisory and brokerage income and investment management income increased $1.5 million, $1.2 million, $808 thousand, $454 thousand and $379 thousand, respectively, due primarily to the Merger and the addition of Fauquier's customers in each of the respective areas;

•
Performance fees on assets under management increased $789 thousand due to improved market conditions period over period;
•
Earnings from bank owned life insurance increased $271 thousand primarily as a result of the addition of the Fauquier policies;
•
The above increases were offset by:
•
Loan swap fee income decreased $1.2 million, as a result of decreased demand of such product due to the interest rate environment, and
•
Gains on sales and calls of securities decreased $743 thousand, as no securities were sold in 2021.

Noninterest Expense

Noninterest expense of $42.5 million reported for 2021 increased $23.7 million or 126.4% from the $18.8 million for 2020. The major components of noninterest expense are detailed below. Year-over-year variances are shown for each noninterest expense category.

(Dollars in thousands)	December 31,	December 31,	Variance
	2021	2020	$	%
Noninterest expense:
Salaries and employee benefits	$16,129	$9,466	$6,663	70.4%
Net occupancy	3,575	1,908	1,667	87.4%
Equipment	966	463	503	108.6%
Bank franchise tax	1,136	649	487	75.0%
Computer software	1,020	579	441	76.2%
Data processing	2,793	1,106	1,687	152.5%
FDIC deposit insurance assessment	858	187	671	358.8%
Marketing, advertising and promotion	922	409	513	125.4%
Merger and merger-related expenses	7,423	988	6,435	651.3%
Plastics expense	978	180	798	443.3%
Professional fees	1,117	723	394	54.5%
Core deposit intangible amortization	1,389	-	1,389	--
Other	4,216	2,121	2,095	98.8%
Total noninterest expense	$42,522	$18,779	$23,743	126.4%

Salaries and employee benefits accounted for the largest increase, increasing 70.4% from $9.5 million in 2020 to $16.1 million in 2021. This increase was due to the Merger and the addition of Fauquier's employees effective April 1, 2021, offset by a reduction in salaries for redundant positions, occurring through the year. At December 31, 2021, the Company had 173 full-time equivalent employees compared to 86 at year-end 2020.

Merger expenses accounted for the next largest increase, amounting to $7.4 million in 2021, compared to $988 thousand in 2020. These expenses included investment banker fees, expenses related to the integration of systems and operations, change of control payments, severance and stay-put bonuses, and legal and consulting expenses, which have been expensed as incurred.

Core deposit intangible amortization expense is a result of the Merger and amounted to $1.4 million in 2021.

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

For 2021, the Company provided $1.8 million for Federal income taxes, resulting in an effective income tax rate of 15.5%. In 2020, the Company provided $2.1 million for Federal income taxes, resulting in an effective income tax rate of 20.6%. The effective tax rate is lower in 2021 due to the impact of low-income housing tax credits acquired during the Merger, offset by the non-deductibility of certain merger-related expenses for tax purposes. Additionally, the effective income tax rates for 2021 and 2020 were lower than the U.S. statutory rate of 21% due to the effect of tax-exempt income from municipal bonds and bank owned life insurance policies.

More information on income taxes, including net deferred taxes can be found in Note 11 – Income Taxes of the Notes to Consolidated Financial Statements which is found in Item 8. Financial Statements and Supplementary Data.

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

As of December 31, 2021, the Company’s investment portfolio totaled $308.8 million, with obligations of U.S. government corporations and government-sponsored enterprises amounting to $202.5 million, or approximately 66% of the total. The Company’s investment portfolio totaled $177.1 million as of December 31, 2020.

During the year ended December 31, 2021, there were no sales of securities. For the year ended December 31, 2020, proceeds from the sales of securities amounted to $69.5 million, and gross realized gains on these securities were $742 thousand. An additional $1 thousand gain was realized from a call of a security during 2020. Management proactively manages the mix of earning assets and cost of funds to maximize the earning capacity of the Company.

In accordance with ASC 320, “Investments - Debt and Equity Securities,” the Company has categorized its unrestricted securities portfolio as Available for Sale. Securities classified as AFS may be sold in the future, prior to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. AFS securities are carried at fair value. Net aggregate unrealized gains or losses on these securities are included, net of taxes, as a component of shareholders’ equity. All of the Company’s unrestricted securities were investment grade or better as of December 31, 2021. Given the generally high credit quality of the Company’s AFS investment portfolio, management expects to realize all of its investment upon market recovery or the maturity of such instruments and thus believes that any impairment in value is interest-rate-related and therefore temporary. AFS securities included gross unrealized gains of $1.4 million and gross unrealized losses of $4.2 million as of December 31, 2021.

(Dollars in thousands)	December 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
U.S. Government Agencies	$31,581	11%	$25,305	14%
Mortgage-Backed Securities/CMOs	170,964	56%	78,100	45%
Municipal Bonds	101,272	33%	70,681	41%
Total available for sale securities at fair value	303,817	100%	174,086	100%

All mortgage-backed securities included in the above tables were issued by U.S. government agencies and corporations. At December 31, 2021, the securities issued by political subdivisions or agencies were highly rated with 100% of the municipal bonds having AA or higher ratings. Approximately 65% of the municipal bonds are general obligation bonds, and issuers are geographically diverse. The Company held no issues that exceeded 10% of the Company’s shareholders' equity at December 31, 2021.

The Company’s holdings of restricted securities totaled $5.0 million and $3.0 million at December 31, 2021 and December 31, 2020, respectively, and consisted of stock in the Federal Reserve Bank, stock in the FHLB, and stock in CBB Financial Corporation, the holding company for Community Bankers’ Bank, and an investment in an SBA loan fund. The Bank is required to hold stock in the Federal Reserve Bank and the FHLB as a condition of membership with each of these correspondent banks. The amount of stock required to be held by the Bank is periodically assessed by each bank, and the Bank may be subject to purchase or surrender stock held in these banks, as determined by their respective calculations. The amount of FHLB stock held decreased $2.0 million from December 31, 2020 to December 31, 2021, as stock was relinquished due to the paydown of advances during the period. Stock ownership in the bank holding company for Community Bankers’ Bank provides the Bank with several benefits that are not available to non-shareholder correspondent banks. None of these stock issues are traded on the open market and can only be redeemed by the respective issuer. Restricted stock holdings are recorded at cost.

The table shown below details the amortized cost and fair value of AFS securities at December 31, 2021 based upon contractual maturities, by major investment categories. Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations. The tax-equivalent yield is based upon a federal tax rate of 21%. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP Presentations section earlier in Item 7.

Maturity Distribution and Average Yields

Contractual Maturities of Debt Securities at December 31, 2021

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield (FTE)	% of Debt Securities
U.S. Government-Sponsored Agencies:
After five years to ten years	$26,424	$25,804	1.36%
Ten years or more	6,000	5,777	1.69%
	$32,424	$31,581	1.42%	10.6%
Mortgage-backed securities/CMOs
After one year to five years	$8,427	$8,344	0.57%
After five years to ten years	4,811	4,786	1.94%
Ten years or more	159,737	157,834	1.45%
	$172,975	$170,964	1.42%	56.4%
Municipal bonds
One year or less	507	515	2.67%
After one year to five years	611	616	2.08%
After five years to ten years	12,245	12,448	1.46%
Ten years or more	$87,773	$87,693	2.37%
	$101,136	$101,272	2.26%	33.0%

Total Debt Securities Available for Sale	$306,535	$303,817	1.70%	100.0%

Weighted average yield is calculated based on the relative amortized cost of the securities. Yields on tax-exempt securities have been computed on a tax-equivalent basis using the federal corporate income tax rate of 21 percent.

As stated, the preceding table reflects the distribution of the contractual maturities of the investment portfolio at December 31, 2021. Management’s investment portfolio strategy is to structure the portfolio so that it is a constant source of liquidity for the balance sheet. In order to achieve greater liquidity in the portfolio, securities that have a monthly flow of principal repayments become a key component. To illustrate the difference between contractual maturity and average life, consider the difference for the fixed rate mortgage-backed securities (MBS) component of this portfolio. At December 31, 2021, the weighted average maturity of the fixed rate MBS sector was 18.75 years, and the projected average life for this group of securities is 5.0 years.

Another indication of the investment portfolio’s liquidity potential is shown by the projected annual principal cash flow from maturities, callable bonds, and monthly principal repayments. For the next three years, the principal cash flows are estimated to be $27.9 million for 2022, $29.2 million for 2023, and $26.9 million for 202, based upon rates remaining at current levels. This represents approximately 28% of the investment portfolio’s AFS balance at December 31, 2021 that will be available to support the future liquidity needs of the Company. Cash flow projections are subject to change based upon changes to market interest rates.

Loan Portfolio

The Company’s loan portfolio totaled $1.1 billion as of December 31, 2021 or 53.8% of total assets. Loan balances increased $451.8 million, or 74.1%, from the balance of $609.4 million as of December 31, 2020. Note that all loan balances are presented net of credit and other fair value discounts, when applicable. The table below shows the composition of the loan portfolio:

(Dollars in thousands)	As of December 31,
	2021	2020
Commercial loans	$96,696	$118,688
Real estate mortgage:
Construction and land	79,331	22,509
1-4 family residential mortgages	358,148	132,966
Commercial	473,632	277,109
Total real estate mortgage	911,111	432,584
Consumer	53,404	58,134
Total loans	1,061,211	609,406
Less: Allowance for loan losses	(5,984)	(5,455)
Net loans	$1,055,227	$603,951

During 2020 and 2021, the Company assisted nonprofit organizations and local businesses by funding $207.5 million of PPP loans, which were designed to provide economic relief to small businesses adversely impacted by the COVID-19 pandemic. These loans carry a 1% annual interest rate; however, in addition, the Company recognized $2.3 million and $2.1 million in PPP loan origination fees in 2021 and 2020, respectively. As of December 31, 2021, 89% of the total dollars of PPP loans had been forgiven by the SBA, with $20.7 million outstanding.

The addition of purchased loans in connection with the Merger with Fauquier accounted for the bulk of the $451.8 million increase from December 31, 2020 to December 31, 2021.

At December 31, 2021, the loan-to-deposit ratio stood at 59.1%, compared to 83.4% at December 31, 2020.

The Company’s objective is to maintain the historically strong credit quality of the loan portfolio by maintaining rigorous underwriting standards. These standards coupled with regular evaluation of the creditworthiness of, and the designation of lending limits for, each borrower has helped the Company achieve this objective. The primary portfolio strategy includes seeking industry and loan size diversification in order to minimize credit exposure and originating loans in markets with which the Company is familiar. The predominant market area for loans includes Charlottesville, Albemarle County, Fauquier County, Prince William County, Winchester, Frederick County, Manassas, Richmond and areas in the Commonwealth of Virginia that are within a 75 mile radius of any Virginia National Bank location.

Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory and real property. The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions.

The Company’s real estate loan portfolio increased by $478.5 million to a balance of $911.1 million at December 31, 2021 from $432.6 million at December 31, 2020. This category comprised 85.9% of all loans, and these loans are secured by mortgages on real property located principally in Virginia. Of this amount, approximately $358.2 million represented loans on residential properties. Commercial real estate loans totaled $473.6 million as of December 31, 2021. Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral. The remaining real estate loans were comprised of construction and land development loans which totaled $79.3 million as of December 31, 2021, an increase of $56.8 million compared to the December 31, 2020 balance of $22.5 million as a result of the addition of Fauquier loans as part of the Merger.

As of December 31, 2021, the Company’s commercial and industrial loan portfolio totaled $96.7 million, a $22.0 million decline from the $118.7 million balance at year-end 2020. This category, representing approximately 9.1% of all loans, includes loans made to individuals and small to medium-sized businesses, as well as loans purchased on the syndicated and government guaranteed markets. As discussed previously, the Company participated in the PPP loan initiative during 2020 and 2021 with balances of $54.2 million and $20.7 million as of December 31, 2020 and December 31, 2021, respectively. Forgiveness of a significant amount of loans during 2021 caused the overall decline.

Consumer loans, comprised of student loans purchased, revolving credit, and other fixed payment loans, totaled $53.4 million as of December 31, 2021 or 5.0% of all loans. Consumer loans ended 2021 with balances $4.7 million lower than the prior year-end, primarily due to normal amortization within the student loan portfolio.

The following table presents the maturity/repricing distribution of the Company’s loans at December 31, 2021. The table also presents the portion of loans that have fixed interest rates or variable/floating interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the Wall Street Journal prime rate, LIBOR rates, or U.S. Treasury bond indices.

Maturities and Sensitivities of Loans to Changes in Interest Rates

(Dollars in thousands)	As of December 31, 2021
	One Year or Less	After 1 to 5 Years	After Five to 15 Years	After 15 Years	Total
Fixed Rate:
Commercial loans	$4,974	$41,630	$5,060	$600	$52,264
Real estate construction and land	19,743	8,359	6,107	-	34,209
1-4 family residential mortgages	6,492	20,985	117,549	70,135	215,161
Commercial mortgages	29,566	120,097	76,742	-	226,405
Consumer	1,657	16,892	258	180	18,987
Total fixed rate loans	$62,432	$207,963	$205,716	$70,915	$547,026
Variable Rate:
Commercial loans	$21,032	$14,196	$5,386	$3,818	$44,432
Real estate construction and land	35,181	6,055	3,224	662	45,122
1-4 family residential mortgages	31,599	74,188	20,570	16,630	142,987
Commercial mortgages	82,274	110,826	38,697	15,430	247,227
Consumer	31,702	1,025	1,690	-	34,417
Total variable rate loans	$201,788	$206,290	$69,567	$36,540	$514,185
Total loans	$264,220	$414,253	$275,283	$107,455	$1,061,211

Total loans at December 31, 2021 included loans purchased in connection with the Merger. These loans were recorded at estimated fair value on the date of acquisition without the carryover of the related ALLL. The following table presents the outstanding principal balance and the carrying amount of purchased loans:

(Dollars in thousands)	December 31, 2021
	Acquired Loans - Purchased Credit Impaired	Acquired Loans - Purchased Performing	Acquired Loans - Total
Outstanding principal balance	$76,608	$372,172	$448,780
Carrying amount:
Commercial	$994	$28,065	$29,059
Real estate construction and land	18,576	14,297	32,873
1-4 family residential mortgages	16,020	194,708	210,728
Commercial mortgages	28,675	126,638	155,313
Consumer	118	2,224	2,342
Total acquired loans	$64,383	$365,932	$430,315

For a description of the Company's accounting for purchased performing and PCI loans, see "Critical Accounting Estimates" earlier in Item 7.

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

At December 31, 2021 and 2020, the Company had loans classified as non-accrual with balances of $495 thousand and $8 thousand, respectively. The non-accrual balance as of December 31, 2021 consists of only one loan. Acquired Loans which otherwise would be in non-accrual status are not included in this figure, as they earn interest through the yield accretion.

Loans 90 days or more past due and still accruing interest amounted to $801 thousand as of December 31, 2021, compared to $137 thousand as of December 31, 2020. The 2021 balance includes a government-guaranteed loan in the amount of $548 thousand and $115 thousand of defaulted PPP loans for which claims have been filed with the SBA. The portfolio only includes eight non-insured student loans that are 90 days or more past due and still accruing interest, amounting to $83 thousand. Loans acquired during the Merger which are greater than 90 days past due and still accruing interest are included in this figure, net of their fair value mark.

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

Total performing TDR balances declined to $1.0 million as of December 31, 2021 compared to $1.3 million as of December 31, 2020. Based on regulatory guidance issued in 2016 on Student Lending, the Company classified 58 of its student loans purchased as TDRs for a total of $935 thousand as of December 31, 2021 and 75 of its student loans purchased as TDRs for a total of $1.2 million as of December 31, 2020. Nonperforming TDR balances increased to $495 thousand as of December 31, 2021 compared to $8 thousand as of December 31, 2020.

The table below summarizes the Company's credit ratios as of December 31, 2021 and 2021:

(Dollars in thousands)	2021	2020
Total loans	$1,061,211	$609,406
Nonaccrual loans	$495	$8
Allowance for loan losses	$5,984	$5,455
Nonaccrual loans to total loans	0.05%	0.00%
ALLL to total loans	0.56%	0.90%
ALLL to nonaccrual loans	1208.89%	68187.50%

In accordance with 2020 regulatory guidance and the CARES Act, the Bank has approved for certain customers who have been adversely affected by the COVID-19 pandemic to defer principal-only, or principal and interest, payments for a 90- to 180-day period. Such short-term modifications, which were made on a good faith basis in response to the COVID-19 pandemic to borrowers who were current prior to any relief, are not to be considered TDRs. While interest will continue to accrue to income, in accordance with GAAP, if the Bank ultimately incurs a credit loss on these deferred payments, interest income would need to be reversed and therefore, interest income in future periods could be negatively impacted. A total of $59.0 million in loan deferments have been approved since the beginning of the pandemic. As of December 31, 2021, $57.8 million, or 98.0%, of the total loan deferments approved have returned to normal payment schedules and are now current.

See Note 4 – Loans and Note 5 – Allowance for Loan Losses in the accompanying Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data for further details regarding the Company’s loan asset quality measurements.

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

See Note 4 – Loans and Note 5 – Allowance for Loan Losses in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data, for further details of the risk factors considered by management in estimating the necessary level of the allowance for loan losses.

Activity for the allowance for loan losses is provided in the following table:

As of and for the year ended December 31, 2021
(Dollars in thousands)	Commercial Loans	Real Estate Construction and Land	Real Estate Mortgages	Consumer Loans	Total
Allowance for Loan Losses:
Balance as of beginning of year	$209	$160	$3,897	$1,189	$5,455
Charge-offs	(147)	-	-	(688)	(835)
Recoveries	191	12	6	141	350
Provision for (recovery of) loan losses	(1)	227	575	213	1,014
Balance at end of year	$252	$399	$4,478	$855	$5,984

Average loans	$145,462	$82,642	$726,065	$63,039	1,017,208
Net charge-offs (recoveries) to average loans	-0.03%	-0.01%	0.00%	0.87%	0.05%

As of and for the year ended December 31, 2020
(Dollars in thousands)	Commercial Loans	Real Estate Construction and Land	Real Estate Mortgages	Consumer Loans	Total
Allowance for Loan Losses:
Balance as of beginning of year	$302	$109	$2,684	$1,114	$4,209
Charge-offs	-	-	-	(805)	(805)
Recoveries	28	-	1	400	429
Provision for (recovery of) loan losses	(121)	51	1,212	480	1,622
Balance at end of year	$209	$160	$3,897	$1,189	$5,455

Average loans	$132,282	$22,544	$381,847	$64,181	600,854
Net charge-offs (recoveries) to average loans	-0.02%	0.00%	0.00%	0.63%	0.06%

As of December 31, 2021, the ALLL was $6.0 million, a net increase of $529 thousand from $5.5 million at December 31, 2020. Management’s estimates for the ALLL resulted in the Company’s allowance to total loans outstanding ratio of 0.56% at December 31, 2021, compared to 0.90% at December 31, 2020 and 0.78% at December 31, 2019. The primary reason that the ALLL as a percentage of loans decreased from December 31, 2020 to December 31, 2021 was due to the addition of TFB loans effective with the Merger, which do not require an ALLL based on the fair value mark. Note that without the impact of acquired loans and the fair value mark, the ALLL to total loans outstanding would have been 0.95% as of December 31, 2021 (for reconcilement of this non-GAAP measure, see the “Non-GAAP Presentation” section earlier in Item 7).

During 2021, there were $835 thousand in loan balances charged off, with a total of $350 thousand in recoveries of previously charged-off balances, resulting in net charge-offs of $485 thousand. During 2020, there were $805 thousand in loan balances charged off, with a total of $429 thousand in recoveries of previously charged-off balances, resulting in net charge-offs of $376 thousand. The ratio of net charge-offs to average loans was 0.05% and 0.06% for 2021 and 2020, respectively.

The table below provides an allocation of year-end allowance for loan losses by loan type; however, allocation of a portion of the allowance to one loan category does not preclude its availability to absorb losses in other categories.

Allocation of the Allowance for Loan Losses

	December 31, 2021
(Dollars in thousands)	Allowance	Percentage of loans in each category to total loans
Commercial loans	$252	9.11%
Real estate construction and land	399	7.48%
Real estate mortgages	4,478	78.38%
Consumer	855	5.03%
Total	$5,984	100.00%

	December 31, 2020
(Dollars in thousands)	Allowance	Percentage of loans in each category to total loans
Commercial loans	$209	19.48%
Real estate construction	160	3.69%
Real estate mortgages	3,897	67.29%
Consumer	1,189	9.54%
Total	$5,455	100.00%

Deposits

Depository accounts represent the Company’s primary source of funding and are comprised of demand deposits, interest-bearing checking accounts, money market deposit accounts and time deposits. These deposits have been provided predominantly by individuals, businesses and charitable organizations in the Charlottesville/Albemarle County, Fauquier County, Manassas, Prince William County, Richmond and Winchester areas.

Depository accounts held by the Company as of December 31, 2021, totaled $1.8 billion, an increase of $1.0 billion or 145.8% compared to the December 31, 2020 total of $730.8 million.

At December 31, 2021, the balances of non-interest bearing demand deposits were $522.3 million or 29.1% of total deposits, a 149.0% increase from $209.8 million at December 31, 2020. Interest-bearing transaction and money market accounts totaled $1.1 billion at December 31, 2021, an increase of $690.0 million compared to $421.9 million at December 31, 2020. The Company offers ICS®, which allows customers access to multi-million-dollar FDIC insurance on funds placed into demand deposit and/or money market deposit accounts. As of December 31, 2021, the reciprocal ICS® balances included in demand deposit and money market accounts were $39.2 million and $225.9 million, respectively. The Company’s low-cost deposit accounts, which include both non-interest and interest bearing checking accounts as well as money market accounts, represented 91.0% of total deposit account balances at December 31, 2021 and compared favorably to the 86.4% of total deposit account balances at December 31, 2020.

Certificates of deposit and other time deposit balances increased $62.9 million to $162.0 million at December 31, 2021 from the balance of $99.1 million at December 31, 2020. Included in this deposit total were reciprocal relationships under CDARS™, whereby depositors can obtain FDIC insurance on deposits up to $50 million. These reciprocal CDARS™ deposits totaled $6.1 million and $8.5 million at December 31, 2021 and 2020, respectively.

Average Balances and Rates Paid
(Dollars in thousands)	Years Ended December 31
	2021		2020
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Non-interest-bearing demand deposits	$434,989		$203,143
Interest-bearing deposits:
Interest checking	355,419	0.07%	132,465	0.09%
Money market and savings deposits	529,027	0.39%	261,370	0.65%
Time deposits	152,211	0.73%	100,846	1.44%
Total interest-bearing deposits	$1,036,657	0.33%	$494,681	0.66%
Total deposits	$1,471,646		$697,824

As of December 31, 2021 and 2020, the estimated amounts of total uninsured deposits were $585.6 million and $276.4 million, respectively.

Maturities of time deposits in excess of FDIC insurance limits as of December 31, 2021 were as follows:

(Dollars in thousands)
	Amount	Percentage
Three months or less	$29,015	64.04%
Over three months to six months	5,607	12.38%
Over six months to one year	6,963	15.37%
Over one year	3,722	8.22%
Totals	$45,307	100.00%

Borrowings

Borrowings, consisting primarily of FHLB advances and federal funds purchased, are additional sources of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company's ability to earn a favorable spread on the funds obtained.

The Company has a collateral dependent line of credit with the FHLB. During the third quarter of 2021, the Company prepaid 100% of its outstanding FHLB advances, which positively impacted interest expense by $416 thousand as a result of accelerating the accretion of the fair value purchase mark on such acquired Fauquier debt. A prepayment penalty in the amount of $243 thousand was incurred and is reported in noninterest expense, netting to an overall gain on the transaction of $173 thousand. Due to this repayment, at December 31, 2021, the Company had no outstanding borrowings from the FHLB. As of December 31, 2020, the Company had outstanding balances of $30.0 million from three FHLB advances with $10 million maturing in each of the years 2021, 2023, and 2025. The Company had no outstanding borrowings as of December 31, 2019.

As of December 31, 2021, the Company had a letter of credit for $60.0 million issued in favor of the Commonwealth of Virginia Department of the Treasury to secure public fund depository accounts and collateralized against these pledged commercial mortgages.

Additional borrowing arrangements maintained by the Bank include formal federal funds lines with five correspondent banks. The Company had no outstanding balances in federal funds purchased as of December 31, 2021, 2020, or 2019.

Total borrowings consist of the following as of December 31, 2021, 2020, and 2019:

(Dollars in thousands)	2021	2020	2019
FHLB advances	$-	$30,000	$-
Total borrowings	$-	$30,000	$-
Maximum amount at any month-end during the year	$42,575	$40,000	$16,364
Annual average balance outstanding	$23,700	$15,419	$3,417
Annual average interest rate paid	0.82%	0.47%	2.58%
Annual average interest rate, including impact of fair value mark	-1.18%	0.47%	2.58%
Annual interest rate at end of period	-	0.48%	-

Details on available borrowing lines can be found later under Liquidity in the Asset/Liability Management section.

Junior Subordinated Debt

In 2006, a subsidiary of Fauquier, Fauquier Statutory Trust II, privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Fauquier’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. As of December 31, 2021, total capital securities were $3.4 million, as adjusted to fair value as of the date of the Merger. The interest rate on the capital security resets every three months at 1.70% above the then current three-month LIBOR and is paid quarterly. Management is in communication with the issuer regarding the alternative reference rate that will apply after the discontinuance of LIBOR.

The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

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

Gap Interest Sensitivity Analysis

As of December 31, 2021

	Within	90 to 365	1 to 4	Over	Non Rate
	90 days	days	years	4 years	Sensitive	Total
Assets
Loans	$286,892	$209,986	$418,458	$159,123	$(13,248)	$1,061,211
Investment securities	21,718	30,603	79,686	179,411	(2,651)	308,767
Federal funds sold	152,463	-	-	-	-	152,463
Interest-bearing deposits in other banks	336,032	-	-	-	-	336,032
Non-interest-earning assets and allowance for loan losses	-	-	-	-	113,711	113,711
Total assets	$797,105	$240,589	$498,144	$338,534	$97,812	$1,972,184
Liabilities and Shareholders' Equity
Interest checking	$11,158	$33,474	$133,894	$267,788	$-	$446,314
Money market and savings deposits	19,678	59,036	236,147	350,669	-	665,530
Time deposits	86,002	52,555	20,426	3,002	60	162,045
Junior subordinated debt	-	3,367	-	-	-	3,367
Non-interest bearing liabilities and shareholders' equity	-	-	-	-	694,928	694,928
Total liabilities and shareholders' equity	$116,838	$148,432	$390,467	$621,459	$694,988	$1,972,184
Period gap	$680,267	$92,157	$107,677	$(282,925)	N/A	$597,176
Cumulative gap	$680,267	$772,424	$880,101	$597,176	N/A	$597,176
Ratio of cumulative gap to cumulative earning assets	85.34%	74.44%	57.30%	31.86%

The Company utilizes the gap analysis to complement its income simulations modeling. However, the traditional gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates and other factors that could have an impact on interest rate sensitivity or net interest income.

ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon. It also utilizes additional tools to monitor potential longer-term interest rate risk. The income simulation models measure the Company’s net interest income volatility or sensitivity to interest rate changes utilizing statistical techniques that allow the Company to consider various factors which impact net interest income. These factors include actual maturities, estimated cash flows, repricing characteristics, deposit growth/retention and, most importantly, the relative sensitivity of the Company’s assets and liabilities to changes in market interest rates. This relative sensitivity is important to consider as the Company’s core deposit base has not been subject to the same degree of interest rate sensitivity as its assets. The core deposit costs are internally managed and tend to exhibit less sensitivity to changes in interest rates than the Company’s adjustable rate assets whose yields are based on external indices and generally change in concert with market interest rates. The Company’s interest rate sensitivity is determined by identifying the probable impact of changes in market interest rates on the yields on the Company’s assets and the rates that would be paid on its liabilities. This modeling technique involves a degree of estimation based on certain assumptions that management believes to be reasonable. Utilizing this process, management projects the impact of changes in interest rates on net interest margin. The Company has established certain policy limits for the potential volatility of its net interest margin assuming certain levels of changes in market interest rates with the objective of maintaining a stable net interest margin under various probable rate scenarios. Management generally has maintained a risk position well within the policy limits.

As market conditions vary from those assumed in the income simulation models, actual results will also differ due to: prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other variables. Furthermore, this sensitivity analysis does not reflect actions that the ALCO might take in responding to or anticipating changes in interest rates.

In simulating the effects of upward and downward changes in market rates to net interest income over a rolling two-year horizon, the model utilizes a “static” balance sheet approach where balance sheet composition or mix as of the measurement date is maintained over the two-year horizon. Similarly, the base case simulation performed assumes interest rates on the measurement date are unchanged for the next 24 months. Then the simulation assumes all rate indices are instantaneously shocked upward and downward by 100 bps to 400 basis points, in 100 basis point increments. Due to the low level of interest rates, the shock down analysis where the rates fall 300 basis points or more are not considered meaningful and are therefore not shown in the results below as of December 31, 2021.

(Dollars in thousands)	Change in Net Interest Income
Change in Yield Curve	Percentage	Amount
+400 bps	50.44%	$41,925
+300 bps	39.28%	32,652
+200 bps	27.77%	23,081
+100 bps	11.77%	9,787
Base case	0.00%	-
-100 bps	-4.44%	(3,694)
-200 bps	-7.39%	(6,146)

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

The shape of the yield curve can cause downward pressure on net interest income. In general, if and to the extent that the yield curve is flatter (i.e., the differences between interest rates for different maturities are relatively smaller) than previously anticipated, then the yield on the Company’s interest earning assets and its cash flows will tend to be lower. Management believes that a relatively flat yield curve could continue to affect adversely the Company’s net interest income in 2022.

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

The Bank’s customer base has provided a stable source of funds and liquidity. Limits contained within the Bank’s Investment Policy also provides for appropriate levels of liquidity through maturities and cash flows within the securities portfolio. Other sources of balance sheet liquidity are obtained from the repayment of loan proceeds and overnight investments. The Bank has numerous secondary sources of liquidity including access to borrowing arrangements from a number of correspondent banks. Available borrowing arrangements maintained by the Bank include formal federal funds lines with five major regional correspondent banks, access to advances from the Federal Home Loan Bank and access to the discount window at the Federal Reserve Bank.

Borrowing Lines

As of December 31, 2021

Correspondent Banks	$95,000
Federal Home Loan Bank of Atlanta	14,200
Total Available	$109,200

As of December 31, 2021, the Company had no outstanding advances with the FHLB.

Any excess funds are sold on a daily basis in the federal funds market or maintained on account at the Federal Reserve. The Company maintained an average of $109.1 million outstanding in federal funds sold, an average of $161.0 million at the Federal Reserve and an average of less than $1 thousand in federal funds purchased during 2021 due to annual testing of the federal funds lines. On December 31, 2021 the Company had no balance outstanding in federal funds purchased. The Company intends to maintain sufficient liquidity at all times to meet its funding commitments.

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

The Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios of the Bank were 14.15%, 14.15%, 14.72% and 7.69%, respectively, as of December 31, 2021, exceeding the minimum requirements.

With respect to the Bank, to be “well capitalized” under the PCA regulations, a bank must have the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%. The Bank exceeds the thresholds to be considered well capitalized as of December 31, 2021.

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

In order to qualify for the CBLR framework, a community banking organization must have a Tier 1 leverage ratio of greater than 9 percent, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the PCA regulations and will not be required to report or calculate risk-based capital.

The CBLR framework was made available for community banking organizations to use in their March 31, 2020 Call Report. The Company has not opted into the CBLR framework.

The Basel III capital regulations and CBLR framework are discussed in greater detail under the caption “Supervision and Regulation,” found earlier in this report under “Item 1. Business.” In addition, information regarding the Company’s risk-based capital at December 31, 2021 and December 31, 2020 is presented in Note 15 – Capital Requirements of the Notes to Consolidated Financial Statements, contained in Item 8. Financial Statements and Supplementary Data. Using the most recent capital requirements, the Bank’s capital ratios remain above the levels designated by bank regulators as "well capitalized" at December 31, 2021.

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

Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit and standby letters of credit. Additional information concerning the Company’s off-balance sheet arrangements is contained in Note 13 of the Notes to Consolidated Financial Statements, found in Item 8. Financial Statements and Supplementary Data.

Related Party Transactions

The Company and its subsidiaries have business dealings with companies owned by directors and beneficial shareholders of the Company. In 2021 and 2020, leasing/rental expenditures of $520 thousand and $511 thousand respectively, (including reimbursements for taxes, insurance, and other expenses) were paid to an entity indirectly owned by a director of the Company.

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

Following is a schedule of future minimum rental payments under non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2021:

(Dollars in thousands)	1 year or less	1-3 years	3-5 years	After 5 years	Total
Operating lease obligations	$1,534	$2,634	$1,589	$1,771	$7,528

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting company.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Virginia National Bankshares Corporation

Charlottesville, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Virginia National Bankshares Corporation and Subsidiaries (the Corporation) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Corporation in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses – Qualitative Factors

As described in Note 1 – Summary of Significant Accounting Policies and Note 5 – Allowance for Loan Losses to the consolidated financial statements, the Corporation maintains an allowance for loan losses that represents management’s best estimate of probable losses inherent in the loan portfolio. For loans that are not specifically identified for impairment, management determines the allowance for loan losses based on historical loss experience adjusted for qualitative factors. Qualitative adjustments to the historical loss experience are established by applying a loss percentage to the loan segments established by management based on their assessment of shared risk characteristics within groups of similar loans.

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

The primary audit procedures we performed to address this critical audit matter included:

• Substantively testing management’s process, including evaluating their judgments and assumptions for developing the qualitative factors, which included:
•
Evaluating the completeness and accuracy of data inputs used as a basis for the qualitative factors.
•
Evaluating the reasonableness of management’s judgments related to the determination of qualitative factors.
•
Evaluating the qualitative factors for directional consistency and for reasonableness.
•
Testing the mathematical accuracy of the allowance calculation, including the application of the qualitative factors.

Business Combinations – Fair Value of Acquired Loans

As described in Note 1 – Summary of Significant Accounting Policies and Note 2 – Business Combinations to the consolidated financial statements, the Corporation completed its acquisition of Fauquier Bankshares, Inc. on April 1, 2021. The transaction was accounted for as a business combination using the acquisition method of accounting. Accordingly, assets acquired and liabilities assumed were recorded at fair value on the acquisition date, including acquired loans. Determining the acquired fair values, particularly in relation to the loan portfolio, is inherently subjective and involves significant judgment regarding the methods and assumptions used to estimate fair value. In determining the fair value of loans acquired, management must determine whether or not acquired loans have evidence of credit deterioration at acquisition, the amount and timing of cash flows expected to be collected, and market discount rates, among other assumptions. Changes in these assumptions could have a significant impact on the fair value of the loans acquired and the amount of goodwill recorded.

We identified the acquisition date fair value of acquired loans as a critical audit matter as auditing this estimate is especially complex and requires subjective auditor judgment. Auditing this estimate required a high level of judgment in evaluating management’s identification of loans with evidence of credit deterioration, the need for specialized skill in development and application of subjective assumptions in estimated cash flows, and the size of the acquired loan portfolio.

The primary audit procedures we performed to address this critical audit matter included the following:

•
Substantively testing management’s process, including the use of our own valuation specialist to assess the Corporation’s methods and significant assumptions utilized in determining the fair value of the acquired loan portfolio and evaluating whether the assumptions used were reasonable with respect to market participant views and other factors.

•
Testing the completeness and accuracy of loans determined to have credit deterioration at acquisition and evaluating the reasonableness of the criteria utilized by management in making the determination.
•
Testing the accuracy of the data utilized in the development of acquisition date fair values by confirming, on a sample basis, select data.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Corporation’s auditor since 1998.

Richmond, Virginia

March 25, 2022

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except shares and per share data)

	December 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$20,345	$8,116
Interest-bearing deposits in other banks	336,032	-
Federal funds sold	152,463	26,579
Securities:
Available for sale, at fair value	303,817	174,086
Restricted securities, at cost	4,950	3,010
Total securities	308,767	177,096
Loans	1,061,211	609,406
Allowance for loan losses	(5,984)	(5,455)
Loans, net	1,055,227	603,951
Premises and equipment, net	25,093	5,238
Bank owned life insurance	31,234	16,849
Goodwill	8,140	372
Core deposit intangible, net	8,271	-
Other intangible assets, net	274	341
Other real estate owned, net	611	-
Right of use asset, net	7,583	3,527
Accrued interest receivable and other assets	18,144	6,341
Total assets	$1,972,184	$848,410
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest-bearing	$522,281	$209,772
Interest-bearing	446,314	148,910
Money market and savings deposit accounts	665,530	272,980
Certificates of deposit and other time deposits	162,045	99,102
Total deposits	1,796,170	730,764
Advances from the FHLB	-	30,000
Junior subordinated debt	3,367	-
Lease liability	7,108	3,589
Accrued interest payable and other liabilities	3,552	1,459
Total liabilities	1,810,197	765,812
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, $2.50 par value	-	-
Common stock, $2.50 par value	13,178	6,722
Capital surplus	104,584	32,457
Retained earnings	46,436	41,959
Accumulated other comprehensive income (loss)	(2,211)	1,460
Total shareholders' equity	161,987	82,598
Total liabilities and shareholders' equity	$1,972,184	$848,410
Common shares outstanding	5,308,335	2,714,273
Common shares authorized	10,000,000	10,000,000
Preferred shares outstanding	-	-
Preferred shares authorized	2,000,000	2,000,000

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	For the years ended December 31,
	2021	2020
Interest and dividend income:
Loans, including fees	$43,899	$24,945
Federal funds sold	139	104
Other interest-bearing deposits	233	-
Investment securities:
Taxable	2,810	1,602
Tax exempt	1,021	475
Dividends	170	104
Total interest and dividend income	48,272	27,230

Interest expense:
Demand and savings deposits	2,308	1,824
Certificates and other time deposits	1,108	1,454
Borrowings	(132)	73
Total interest expense	3,284	3,351
Net interest income	44,988	23,879
Provision for loan losses	1,014	1,622
Net interest income after provision for loan losses	43,974	22,257

Noninterest income:
Wealth management fees	3,508	1,133
Advisory and brokerage income	1,154	700
Deposit account fees	1,459	651
Debit/credit card and ATM fees	2,070	612
Bank owned life insurance income	708	437
Gains on sales of securities	-	743
Loan swap fee income	81	1,313
Other	1,485	976
Total noninterest income	10,465	6,565

Noninterest expense:
Salaries and employee benefits	16,129	9,466
Net occupancy	3,575	1,908
Equipment	966	463
Bank franchise tax	1,136	649
Computer software	1,020	579
Data processing	2,793	1,106
FDIC deposit insurance assessment	858	187
Marketing, advertising and promotion	922	409
Merger and merger-related expenses	7,423	988
Plastics expense	978	180
Professional fees	1,117	723
Core deposit intangible amortization	1,389	-
Other	4,216	2,121
Total noninterest expense	42,522	18,779

Income before income taxes	11,917	10,043
Provision for income taxes	1,846	2,065
Net income	$10,071	$7,978
Net income per common share, basic	$2.16	$2.95
Net income per common share, diluted	$2.14	$2.95

See Notes to the Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	For the years ended December 31,
	2021	2020
Net income	$10,071	$7,978
Other comprehensive income (loss)
Unrealized gains (losses) on securities, net of (benefit) tax of ($959) and $555 for the years ended December 31, 2021 and 2020	(3,607)	2,090
Reclassification adjustment for realized gains on sales and calls of securities, net of tax of $0 and ($156) for the years ended December 31, 2021 and 2020	-	(587)
Unrealized losses on interest rate swaps, net of tax of ($17) and $0 for the years ended December 31, 2021 and 2020	(64)	-
Total other comprehensive income (loss)	(3,671)	1,503
Total comprehensive income	$6,400	$9,481

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2019	$6,720	$32,195	$37,235	$(43)	$76,107
Stock option expense	-	124	-	-	124
Restricted stock grant expense	-	140	-	-	140
Vested stock grants	2	(2)	-	-	-
Cash dividends declared ($1.20 per share)	-	-	(3,254)	-	(3,254)
Net income	-	-	7,978	-	7,978
Other comprehensive income	-	-	-	1,503	1,503
Balance, December 31, 2020	$6,722	$32,457	$41,959	$1,460	$82,598

Common stock issued in acquisition of Fauquier Bankshares, Inc.	6,428	71,608	-	-	78,036
Cash in lieu of fractional shares		(4)			(4)
Exercise of stock options	3	27	-	-	30
Stock option expense	-	145	-	-	145
Restricted stock grant expense	-	376	-	-	376
Vested stock grants	25	(25)	-	-	-
Cash dividends declared ($1.20 per share)	-	-	(5,594)	-	(5,594)
Net income	-	-	10,071	-	10,071
Other comprehensive loss	-	-	-	(3,671)	(3,671)
Balance, December 31, 2021	$13,178	$104,584	$46,436	$(2,211)	$161,987

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the years ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,071	$7,978
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,014	1,622
Net accretion of certain acquisition-related adjustments	(3,381)	-
Amortization of intangible assets	1,456	90
Net amortization and accretion of securities	1,542	724
Net gains on sales and calls of securities	-	(743)
Net gains on sales of other assets	(65)	-
Bank owned life insurance income	(708)	(437)
Depreciation and other amortization	2,944	1,866
Deferred tax expense (benefit)	702	(214)
Stock option expense	145	124
Stock grant expense	376	140
Net change in:
Accrued interest receivable and other assets	(2,605)	(946)
Accrued interest payable and other liabilities	1,574	(951)
Net cash provided by operating activities	13,065	9,253

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Fauquier Bankshares	153,278	-
Purchases of available for sale securities	(74,427)	(167,357)
Net increase in restricted investments	(320)	(1,327)
Proceeds from maturities, calls and principal payments of available for sale securities	31,720	39,740
Proceeds from sale of available for sale securities	-	69,494
Net decrease (increase) in loans	146,945	(70,249)
Proceeds from sale of loans	6,251	-
Proceeds from sale of premises and equipment	34	-
Cash payment for wealth management book of business	-	(50)
Purchase of bank premises and equipment, net	(1,293)	(199)
Net cash provided by (used in) investing activities	262,188	(129,948)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, and money market accounts	254,564	119,729
Net decrease in certificates of deposit and other time deposits	(6,712)	(10,176)
Net (decrease) increase in other borrowings	(42,582)	30,000
Proceeds from stock options exercised	30	-
Cash dividends paid	(6,408)	(3,248)
Net cash provided by financing activities	198,892	136,305
NET INCREASE IN CASH AND CASH EQUIVALENTS	$474,145	$15,610

CASH AND CASH EQUIVALENTS:
Beginning of period	$34,695	$19,085
End of period	$508,840	$34,695

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$3,269	$3,487
Taxes	$1,217	$2,750

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized (losses) gains on available for sale securities	$(4,566)	$1,902
Unrealized (losses) gains on interest rate swaps	$(81)	$-
Initial right-of-use assets obtained in exchange for new operating lease liabilities	$-	$711
Assets acquired in business combination	$910,494	$-
Liabilities assumed in business combination	$840,226	$-
Change in goodwill	$7,768	$-

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

The Company - Headquartered in Charlottesville, Virginia, Virginia National Bankshares Corporation (the Company) (NASDAQ: VABK) is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The Company is authorized to issue (a) 10,000,000 shares of common stock with a par value of $2.50 per share and (b) 2,000,000 shares of preferred stock at a par value $2.50 per share. There is currently no preferred stock outstanding. The Company is regulated under the Bank Holding Company Act of 1956, as amended and is subject to inspection, examination, and supervision by the Federal Reserve Board.

Virginia National Bank (the Bank) is a wholly-owned subsidiary of the Company and was organized in 1998 under federal law as a national banking association to engage in a general commercial and retail banking business. The Bank is also headquartered in Charlottesville, Virginia and primarily serves the Virginia communities in and around the cities of Charlottesville, Winchester, Manassas and Richmond, and the counties of Albemarle, Fauquier, Frederick and Prince William. As a national bank, the Bank is subject to the supervision, examination and regulation of the OCC.

The Bank offers a full range of banking and related financial services to meet the needs of individuals, businesses and charitable organizations, including the fiduciary services of VNB Trust and Estate Services. The Bank also offers, through its networking agreements with third parties, investment advisory and other investment services under Sturman Wealth Advisors. Investment management services are offered through Masonry Capital Management, LLC, a registered investment adviser and wholly-owned subsidiary of the Company.

The Bank, through its financial subsidiary Fauquier Bank Services, Inc., has equity ownership interests in Bankers Insurance, LLC, a Virginia independent insurance company, and Bankers Title Shenandoah, LLC, a title insurance company, both of which are owned by a consortium of Virginia community banks.

The Bank has another subsidiary, Special Properties Acquisition - VA, LLC, which was originally formed by Fauquier to hold other real estate owned; however, there are no assets currently held by this subsidiary.

In addition, the Company owns Fauquier Statutory Trust II (“Trust II”), which is an unconsolidated subsidiary. The subordinated debt owed to Trust II is reported as a liability of the Company.

On April 1, 2021, the Company completed the Merger with Fauquier with and into the Company for total consideration paid of $78.0 million. In connection with the transaction, TFB, Fauquier's wholly-owned bank subsidiary, was merged with and into the Bank. Additional information about this transaction is presented in Note 2 – Business Combinations.

Basis of Financial Information - The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to the reporting guidelines prescribed by regulatory authorities. The following is a description of the more significant of those policies and practices.

Principles of consolidation – The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, the Bank and Masonry Capital. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses (including impaired loans), acquisition accounting, other-than-temporary impairment of securities, intangible assets, income taxes, and fair value measurements.

Cash flow reporting – For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on hand, funds due from banks, interest bearing deposits in other banks and federal funds sold.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
•
Securities available for sale – Securities classified as AFS are those debt securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. AFS securities are carried at fair value. Unrealized gains or losses are reported as a separate component of other comprehensive income. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

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

Restricted securities – As members of the FRB and the FHLB, the Company is required to maintain certain minimum investments in the common stock of the FRB and FHLB. Required levels of investments are based upon the Bank’s capital and a percentage of qualifying assets. Additionally, the Company has purchased common stock in CBB Financial Corp. (“CBBFC”), the holding company for Community Bankers’ Bank and an investment in an SBA loan fund. These restricted securities are carried at cost.

Loans – Loans are reported at the principal balance outstanding net of unearned discounts and of the allowance for loan losses. Interest income on loans is reported on the level-yield method and includes amortization of deferred loan fees and costs over the loan term. Acquired Loans were recorded at fair value at the Merger date without carryover of Fauquier's allowance for loan losses or net deferred fee/costs. The fair value of the Acquired Loans was determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on the loans and then discounting those cash flows based on a discount rate that would be required by a market participant. Acquired Loans are classified as either (i) purchased credit-impaired loans or (ii) purchased performing loans. PCI loans are not classified as nonperforming loans by the Company at the time they are acquired, regardless of whether they had been classified as nonperforming by the previous holder of such loans, and they will not be classified as nonperforming so long as, at semi-annual re-estimation periods, we believe we will full collect the new carrying value of the pools of loans. Purchased performing loans are accounted for using the contractual cash flows method of recognizing discount accretion based on the Acquired Loans' contractual cash flows. Further information regarding the Company’s accounting policies related to past due loans, non-accrual loans, impaired loans and troubled-debt restructurings is presented in Note 4 - Loans.

Allowance for loan losses – The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses inherent in the loan portfolio. The allowance for loan losses includes allowance allocations calculated in accordance with FASB ASC Topic 310, “Receivables” and allowance allocations calculated in accordance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with ASC Topic 450, “Contingencies.” Further information regarding the Company’s policies and methodology used to estimate the allowance for loan losses is presented in Note 5 – Allowance for Loan Losses.

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

Leases - The Company recognizes a lease liability and a right-of-use asset in connection with leases in which it is a lessee, except for leases with a term of twelve months or less. A lease liability represents the Company’s obligation to make future payments under lease contracts, and a right-of-use asset represents the Company’s right to control the use of the underlying property during the lease term. Lease liabilities and right-of-use assets are recognized upon commencement of a lease and measured as the present value of lease payments over the lease term, discounted at the incremental borrowing rate of the lessee. Further information regarding leases is presented in Note 7 – Leases.

Intangible assets – Goodwill is determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually, or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. The Company performs the test as of December 31 of each year whereby the estimated fair value is compared to the carrying value. Intangible assets with definite useful lives are amortized over their estimated useful lives, which range from 3 to 10 years, to their estimated residual values. Goodwill is the only intangible asset with an indefinite life included on the Company’s Consolidated Balance Sheets. Management has concluded that no impairment of these assets existed as of the balance sheet date. More information regarding intangible assets is presented in Note 8 – Goodwill and Other Intangible Assets.

BOLI – The Company has purchased life insurance on certain key employees and acquired BOLI policies as part of the Merger. These policies are recorded at their cash surrender value on the Consolidated Balance Sheets. Income generated from polices is recorded as noninterest income.

Other Real Estate Owned - Assets acquired through or in lieu of loan foreclosures are held for sale and are initially recorded at fair value less selling costs at the date of foreclosure, establishing a new cost basis. When the carrying amount exceeds the acquisition date fair value less selling costs, the excess is charged off against the ALLL. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell, and any valuation adjustments occurring from post-acquisition reviews are charged to expense as incurred. Revenue and expenses from operations and changes in the valuation allowance are included in other expenses on the Company’s Consolidated Statements of Income.

Fair value measurements – ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon internally developed models that primarily use, as inputs, observable market-based

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

parameters. Any such valuation adjustments are applied consistently over time. Additional information on fair value measurements is presented in Note 17 – Fair Value Measurements.

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

Net income per common share – Basic net income per share, commonly referred to as earnings per share, represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period, including restricted shares that have not yet vested as these are considered participating securities during the vesting period. Diluted net income per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method. Additional information on net income per share is presented in Note 20 – Net Income per Share.

Comprehensive income – Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on AFS securities and interest rate swaps, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Further information on the Company’s other comprehensive income is presented in Note 21 – Other Comprehensive Income.

Derivative Financial Instruments - The Company recognizes derivative financial instruments in the consolidated balance sheets at fair value. The fair value of a derivative is determined by quoted market prices and mathematical models using current and historical data. If certain hedging criteria are met, including testing for hedge effectiveness, special hedge accounting may be applied. The Company assesses each hedge, both at inception and on an ongoing basis, to determine whether the derivative used in a hedging transaction is effective in offsetting changes in the fair value or cash flows of the hedged item and whether the derivative is expected to remain effective during subsequent periods. The Company discontinues hedge accounting when (i) it determines that a derivative is no longer effective in offsetting changes in fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated or exercised; (iii) probability exists that the forecasted transaction will no longer occur or; (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate. When hedge accounting is discontinued and a derivative remains outstanding, the Company recognizes the derivative in the balance sheet at its fair value and changes in the fair value are recognized in net income.

At inception, the Company designates a derivative as (i) a fair value hedge of recognized assets or liabilities or of unrecognized firm commitments (fair value hedge) or (ii) a hedge of forecasted transactions or variable cash flows to be received or paid in conjunction with recognized assets or liabilities (cash flow hedge). For

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a derivative treated as a fair value hedge, a change in fair value is recorded as an adjustment to the hedged item and recognized in net income. For a derivative treated as a cash flow hedge, the effective portion of a change in fair value is recorded as an adjustment to the hedged item and recognized as a component of accumulated other comprehensive income (loss) within shareholders’ equity. For a derivative treated as a cash flow hedge, the ineffective portion of a change in fair value is recorded as an adjustment to the hedged item and recognized in net income. Further information on the Company's derivative financial instruments is presented in Note 23 -Derivatives Instruments and Hedging Activities.

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

Interest and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the statements of income. For the years ended December 31, 2021 and 2020, there were no such interest or penalties recognized. Further information on the Company’s accounting policies for income taxes is presented in Note 11 – Income Taxes.

Securities and other property held in a fiduciary capacity – Securities and other property held by VNB Trust and Estate Services, Sturman Wealth Advisors or Masonry Capital in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements.

Revenue Recognition - ASU 2014-09, “Revenue from Contracts with Customers”, and all subsequent amendments to the ASU (collectively “Topic 606”), (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as OREO. The majority of the Company’s revenue is from interest income, including loans and securities, which are outside the scope of the standard. The services that fall within the scope of the standard are presented within noninterest income on the consolidated statement of income and are recognized as revenue as the Company satisfies its obligations to the customer. The revenue that falls within the scope of Topic 606 is primarily related to service charges on deposit accounts, debit/credit card and ATM fees, asset management fees and sales of other real estate owned, when applicable.

Reclassifications – Certain reclassifications have been made to the prior year financial statements to conform to current year presentation. The results of the reclassifications are not considered material.

Recent Accounting Pronouncements

Financial Instruments – Credit Losses - In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the U.S. Securities and Exchange Commission (SEC) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022.

The amendments of Topic 326, upon adoption, will be applied on a modified retrospective basis, with the cumulative effect of adopting the new standard being recorded as an adjustment to opening retained earnings in the period of adoption.

The Company is currently assessing the impact that Topic 326 will have on its consolidated financial statements. Early in 2017, the Company formed a cross-functional steering committee, including some members of senior management, to provide governance and guidance over the project plan. The steering committee has gathered historical loan loss data for purposes of evaluating the appropriate portfolio segmentation and modeling methods under the standard and has performed procedures to validate the historical loan loss data to ensure its suitability and reliability for purposes of developing an estimate of expected credit losses under Topic 326. The Company has engaged a vendor to assist in modeling expected lifetime losses under Topic 326 and is continuing to develop and refine an approach to estimate the ACL. The adoption of Topic 326 will result in significant changes to the Company's consolidated financial statements, which may include changes in the level of the ACL that will be considered adequate, a reduction in total equity and regulatory capital of the Bank, differences in the timing of recognizing changes to the ACL and expanded disclosures about the ACL. The Company has not yet determined an estimate of the effect of these changes, as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. The adoption of the standard will also result in significant changes in the Company's internal control over financial reporting related to the ACL.

Effective November 25, 2019, the SEC adopted SAB 119. SAB 119 updated portions of SEC interpretative guidance to align with FASB ASC 326. It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

LIBOR and Other Reference Rates - In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This guidance provides temporary, optional guidance to ease the potential burden in accounting for reference rate reform associated with the LIBOR transition. LIBOR and other interbank offered rates are widely used benchmark or reference rates that have been used in the valuation of loans, derivatives, and other financial contracts. Global capital markets are going to be required to move away from LIBOR and other interbank offered rates and toward rates that are more observable or transaction based and less susceptible to manipulation. Topic 848 provides optional expedients and exceptions, subject to meeting certain criteria, for applying current GAAP to contract modifications and hedging relationships, for contracts that reference LIBOR or another reference rate expected to be discontinued. Topic 848 is intended to help stakeholders during the global market-wide reference rate transition period. The amendments are effective as of March 12, 2020 through December 31, 2022 and can be adopted at an instrument level.

To facilitate an orderly transition from LIBOR and other benchmark rates to alternative reference rates, the Company has established a focus committee, which includes members of senior management, including the Chief Credit Officer and Chief Financial Officer, among others. The task of this committee is to identify, assess and monitor risks associated with the expected discontinuation or unavailability of benchmarks, including LIBOR, achieve operational readiness and engage impacted clients in connection with the transition to alternative reference rates. A complete inventory of instruments tied to LIBOR has been developed, and the focus committee is working through each of the instruments to determine ultimate resolution.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not currently expected to have a material effect on the Company's financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Business Combinations

On April 1, 2021, the Company completed the Merger with Fauquier with and into the Company, with the Company surviving, pursuant to the terms of the Agreement and Plan of Reorganization, dated October 1, 2020, between the Company and Fauquier.

Pursuant to the Merger Agreement, holders of shares of Fauquier common stock received 0.675 shares of the Company’s common stock for each share of Fauquier common stock held immediately prior to the Effective Date of the Merger, plus cash in lieu of fractional shares. In connection with the transaction, the Company issued 2,571,213 shares of its common stock to the shareholders of Fauquier and paid $4 thousand in cash in lieu of fractional shares. Each share of the Company’s common stock outstanding immediately prior to the Merger remained outstanding and was unaffected by the Merger.

Shortly after the Effective Date of the Merger, TFB, Fauquier’s wholly-owned bank subsidiary, was merged with and into Virginia National Bank, the Company’s wholly-owned bank subsidiary, with Virginia National Bank surviving.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents as of April 1, 2021 the total consideration paid by the Company in connection with the Merger, the fair values of the assets acquired and liabilities assumed, and the resulting goodwill:

(Dollars in thousands)	As Recorded	Fair Value	As Recorded
	by Fauquier	Adjustment	by the Company
Assets:
Cash and cash equivalents	$153,282	$-	$153,282
Securities available for sale	93,133	-	93,133
Restricted securities	1,619	-	1,619
Loans, net	615,766	(13,123)	602,643
Premises and equipment	16,276	3,872	20,148
Other real estate owned	1,356	(745)	611
Bank-owned life insurance	13,677	-	13,677
Right-of-use assets	4,355	1,077	5,432
Core deposit intangible	-	9,660	9,660
Other assets	11,298	(1,009)	10,289
Total assets acquired	$910,762	$(268)	$910,494

Liabilities:
Deposits	817,499	191	817,690
Short-term borrowings	12,582	473	13,055
Junior subordinated debt	4,124	(790)	3,334
Lease liability	4,440	352	4,792
Other liabilities	1,355	-	1,355
Total liabilities assumed	$840,000	$226	$840,226
Net assets acquired			$70,268
Total consideration paid			78,036
Goodwill resulting from merger			$7,768

In connection with the Merger, the Company recorded approximately $7.8 million of goodwill and $9.7 million of other intangible assets related to the core deposits of Fauquier. The goodwill arising from the Merger with Fauquier is not deductible for income taxes. The core deposit intangible asset will be amortized over a period of seven years using the sum of years digits method.

Loans acquired from Fauquier had aggregate outstanding principal of $622.9 million and an estimated fair value of $602.6 million. The discount between the outstanding principal balance and fair value of $20.3 million represents expected credit losses and adjustments for market interest rates of $21.3 million, offset by elimination of net deferred fees/costs of $979 thousand. Under the acquisition method (ASC 805), the allowance for loan losses recorded in the books of Fauquier in the amount of $7.2 million was not carried over into the books of the Company.

As of the Effective Date, the fair value of the performing loans was $513.8 million, which was 1.7% less than the book value of the loans. The total fair value discount on performing loans of $9.0 million consisted of a credit discount of $8.4 million and an other fair value discount of $647 thousand. Loans that have evidence of deterioration in credit quality since origination are categorized as purchased credit impaired. As of the Effective Date, the fair value of PCI loans was $87.3 million, which was 12.3% below the book value of the loans. The total fair value mark on PCI loans of $12.3 million consisted of a credit discount of $11.2 million and an other fair value discount of $1.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about PCI loans acquired from Fauquier as of April 1, 2021 is as follows:

(Dollars in thousands)	April 1, 2021
Contractual principal and interest at acquisition	$136,476
Nonaccretable difference	(33,712)
Expected cash flows at acquisition	102,764
Accretable yield	(15,499)
Basis in PCI loans at acquisition, estimated fair value	$87,265

Fair values of the major categories of assets acquired and liabilities assumed as part of the Merger were determined as follows:

Cash and due from banks: The carrying amount of cash and due from banks was used as a reasonable estimate of fair value.

Securities available for sale: The estimated fair value of AFS investment securities was based on quoted pricing from a third party portfolio accounting service vendor for the valuation of those securities.

Loans: The Acquired Loans were recorded at fair value at the Merger date without carryover of Fauquier's allowance for loan losses or net deferred fee/costs. The fair value of the Acquired Loans was determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on the loans and then discounting those cash flows based on a discount rate that would be required by a market participant. In this regard, the Acquired Loans were segregated into pools based on loan type and credit risk. Loan type was determined based on collateral type, loan purpose and loan structure. Credit risk characteristics included risk rating groups (pass rated loans and adversely classified loans), updated loan-to-value ratios and lien position, and past loan performance. For valuation purposes, these pools were further disaggregated by maturity and pricing characteristics (e.g., fixed-rate, adjustable-rate, balloon maturities).

Premises and equipment: The land and buildings acquired were recorded at fair value as determined by current appraisals by independent third parties and tax assessments at the Effective Date.

Other real estate owned: OREO was recorded at fair value based on an existing purchase contract, less estimated selling costs.

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

Core deposit intangible: The fair value of the CDI was determined based on a discounted cash flow analysis using a discount rate based on the estimated cost of equity capital for a market participant. To calculate cash flows, deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the cost of alternative funding sources available through the FHLB. The life of the deposit base and projected deposit attrition rates were determined using Fauquier’s historical deposit data. The CDI was estimated at $9.7 million or 1.3% of non-maturity deposits.

Deposits: The fair value adjustment of deposits represents a premium over the value of the contractual repayments of fixed-maturity deposits using prevailing market interest rates for similar term certificates of deposit, using a discounted cash flow method. The resulting estimated fair value adjustment of certificates of deposit ranging in maturity from one month to three years is a $191 thousand premium and is being amortized into income over a period of thirty-six months.

Short-term borrowings: The fair value of borrowings was determined by comparison to current interest rates for similar borrowings. The resulting fair value adjustment to short-term borrowings is a $473 thousand premium which will be amortized into interest expense over the remaining life of the debt on a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

straight-line basis. (Note that such borrowings were repaid in the third quarter of 2021, and therefore, the premium was fully amortized during 2021.)

Junior subordinated debt: The fair value of the junior subordinated debt was determined by forecasting the cash flows at the stated coupon rate and discount at a prevailing market rate. The prevailing market rate was based on implied market yields for recently issued debt with similar duration, credit quality, seniority and structure, issued by institutions of similar asset size. The resulting estimated fair value adjustment of junior subordinated debt is a $790 thousand discount and is being accreted to interest expense over the remaining life of the debt on a straight-line basis.

The revenue and earnings amounts specific to Fauquier since the Effective Date that are included in the consolidated results for 2021 are not readily determinable. The disclosures of these amounts are impracticable due to the merging of certain processes and systems at the Effective Date.

Merger and merger-related expenses were $7.4 million ($5.5 million after taxes) for 2021 and $1.0 million ($704 thousand after taxes) for 2020. These costs included investment banker fees, expenses related to the integration of systems and operations, change of control payments, severance and stay-put bonuses and legal and consulting expenses, which have been expensed as incurred.

The following amounts were accreted to income during 2021: $2.8 million increase to interest income (accretable yield from purchased performing loans), $473 thousand fair value adjustment as a result of early payoff of FHLB advances and $136 thousand reduction to interest expense related to the time deposit fair value discount. During 2021, the Company incurred $1.4 million in amortization expense related to the core deposit intangible, $33 thousand in amortization expense related to the junior subordinated debt and $6 thousand reduction of interest income related to the PCI loans.

Note 3 – Securities

The amortized cost and fair values of securities available for sale as of December 31, 2021 and December 31, 2020 are as follows:

December 31, 2021	Amortized	Gross Unrealized	Gross Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Government agencies	$32,424	$24	$(867)	$31,581
Mortgage-backed securities/CMOs	172,975	248	(2,259)	170,964
Municipal bonds	101,136	1,162	(1,026)	101,272
Total Securities Available for Sale	$306,535	$1,434	$(4,152)	$303,817

December 31, 2020	Amortized	Gross Unrealized	Gross Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Government agencies	$25,496	$7	$(198)	$25,305
Mortgage-backed securities/CMOs	77,438	844	(182)	78,100
Municipal bonds	69,303	1,499	(121)	70,681
Total Securities Available for Sale	$172,237	$2,350	$(501)	$174,086

All mortgage-backed securities included in the above tables were issued by U.S. government agencies and corporations. At December 31, 2021, the securities issued by political subdivisions or agencies were highly rated with 100% of the municipal bonds having AA or higher ratings. Approximately 65% of the municipal bonds are general obligation bonds with issuers that are geographically diverse.

Marketable equity securities consist of nominal investments made by the Company in equity positions of various community banks and bank holding companies and are reported in other assets at fair value on the Consolidated Balance Sheets. Unrealized gains and losses are recorded in the Consolidated Statements of Income.

There were no unrestricted securities classified as held to maturity as of December 31, 2021 or December 31, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted securities are securities with limited marketability and consist of stock in the FRB, FHLB, CBBFC and an investment in an SBA loan fund. These restricted securities, totaling $5.0 million and $3.0 million as of December 31, 2021 and December 31, 2020, respectively, are carried at cost.

During the year ended December 31, 2021, there were no sales of securities. For the year ended December 31, 2020, proceeds from the sales of securities amounted to $69.5 million, and gross realized gain on these securities were $742 thousand. (An additional $1 thousand gain was realized from a call of a security during 2020.)

Securities pledged to secure deposits and for other purposes and to facilitate borrowing from the FRB, had carrying values of $12.7 million at December 31, 2021 and $6.0 million at December 31, 2020.

Year-end securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, were as follows:

December 31, 2021
(Dollars in thousands)	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$14,443	$(340)	$15,220	$(527)	$29,663	$(867)
Mortgage-backed/CMOs	131,876	(1,735)	15,192	(524)	147,068	(2,259)
Municipal bonds	40,352	(722)	10,409	(304)	50,761	(1,026)
	$186,671	$(2,797)	$40,821	$(1,355)	$227,492	$(4,152)

December 31, 2020
(Dollars in thousands)	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$19,298	$(198)	$-	$-	$19,298	$(198)
Mortgage-backed/CMOs	24,523	(182)	-	-	24,523	(182)
Municipal bonds	21,501	(121)	-	-	21,501	(121)
	$65,322	$(501)	$-	$-	$65,322	$(501)

As of December 31, 2021, there were $227.5 million, or 143 issues, of individual securities in a loss position. These securities had an unrealized loss of $4.2 million and consisted of 84 mortgage-backed/CMOs, 41 municipal bonds, and 18 Agency notes.

The Company’s securities portfolio is primarily made up of fixed rate bonds, whose prices move inversely with interest rates. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality and does not intend to sell or believe it will be required to sell any of the securities before recovery of the amortized cost basis. Accordingly, as of December 31, 2021, management believes the impairments detailed in the table above are temporary, and no impairment loss has been realized in the Company’s consolidated income statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of AFS debt securities at December 31, 2021 are presented below based upon contractual maturities, by major investment categories. Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

(Dollars in thousands)	Amortized Cost	Fair Value
U.S. Government agencies
After five years to ten years	$26,424	$25,804
Ten years or more	6,000	5,777
	$32,424	$31,581
Mortgage-backed securities/CMOs
After one year to five years	$8,427	$8,344
After five years to ten years	4,811	4,786
Ten years or more	159,737	157,834
	$172,975	$170,964
Municipal bonds
One year or less	$507	$515
After one year to five years	611	616
After five years to ten years	12,245	12,448
Ten years or more	$87,773	$87,693
	$101,136	$101,272

Total Debt Securities Available for Sale	$306,535	$303,817

Note 4 – Loans

The composition of the loan portfolio by major loan classification appears below. Note that all loan balances are presented net of credit and other fair value discounts, when applicable.

(Dollars in thousands)	December 31,	December 31,
	2021	2020
Commercial	$96,696	$118,688
Real estate construction and land	79,331	22,509
1-4 family residential mortgages	358,148	132,966
Commercial mortgages	473,632	277,109
Consumer	53,404	58,134
Total loans	1,061,211	609,406
Less: Allowance for loan losses	(5,984)	(5,455)
Net loans	$1,055,227	$603,951

Primarily within the second quarter of 2020 and the first quarter of 2021, the Company and Fauquier prior to the Merger assisted nonprofit organizations and local businesses by funding a combined total of $207.5 million of Small Business Administration Paycheck Protection Program loans, which were designed to provide economic relief to small businesses adversely impacted by COVID-19. As of December 31, 2021, the Company had PPP loans of $20.7 million outstanding on its balance sheet, with the remainder having been forgiven by the SBA. As of December 31, 2020, PPP loans totaled $54.2 million.

The balances in the table above include unamortized premiums and net deferred loan costs and fees. Unamortized premiums on loans purchased were $1.1 million and $1.8 million as of December 31, 2021 and December 31, 2020, respectively. Net deferred loan fees totaled $865 thousand and $931 thousand as of December 31, 2021 and December 31, 2020, respectively. The deferred fees include $491 thousand in remaining fees collected from the SBA for the PPP loans that are being amortized over the contractual life of the remaining loans, most of which are over a 24-month period. As loans are forgiven by the SBA, accounting principles allow for the accelerated recognition of unamortized fees at that time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commercial loans reported above include (i) organic loans originated by the Bank’s commercial lenders, (ii) PPP loans through the SBA as discussed above, (iii) the government guaranteed portion of loans which the Company purchased that are 100% guaranteed by either the United States Department of Agriculture (USDA) or the SBA; and (iv) syndicated loans, also referred to as shared national credits, purchased from national lending correspondents. The government guaranteed loans and the shared national credits are typically purchased at a premium. In the event of early prepayment, the Bank may need to write off any unamortized premium.

Real estate construction and land loans consist primarily of loans for the purchase or refinance of unimproved lots or raw land. Additionally, the Company finances the construction of real estate projects typically where the permanent mortgage will remain with the Company.

1-4 family residential mortgages include consumer purpose 1-4 family residential properties and home equity loans, as well as investor-owned residential real estate. The Company typically originates residential mortgages with the intention of retaining in its portfolio adjustable-rate mortgages and shorter-term, fixed-rate loans. The Company originates residential mortgage loans. A third party is utilized for loans which the Company does not wish to retain for its own loan portfolio due to the interest rate risks that are inherent with long-term fixed rate loans.

In addition, residential mortgages includes packages of 1-4 family residential mortgages that have been purchased, with each purchased loan individually underwritten by the Company prior to the closing of the sale. As of December 31, 2021, the balance in these purchased loan packages totaled approximately $10.6 million.

Commercial mortgages are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.

Consumer loans are generally small loans spread across many borrowers and are underwritten after determining the ability of the consumer borrower to repay their obligations as agreed. Consumer loans may be secured or unsecured and are comprised of revolving lines, installment loans and other consumer loans. Included in consumer loans are private student loan packages that were purchased beginning in 2015. As of December 31, 2021, the balance in these purchased student loan packages totaled approximately $30.7 million compared to $37.4 million at December 31, 2020. Deposit account overdrafts are included in the consumer loan balances and totaled $205 thousand and $169 thousand at December 31, 2021 and December 31, 2020, respectively.

Acquired Loans. Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting. The table above includes a net fair value mark of $12.2 million on the purchased impaired loans and $6.2 million on the purchased performing loans as of December 31, 2021 on the Acquired Loans. See Note 2 – Business Combinations for more information on fair value of loan balances acquired in the Merger.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The outstanding principal balance and the carrying amount at December 31, 2021 on these Acquired Loans were as follows:

(Dollars in thousands)	December 31, 2021
	Acquired Loans - Purchased Credit Impaired	Acquired Loans - Purchased Performing	Acquired Loans - Total
Outstanding principal balance	$76,608	$372,172	$448,780
Carrying amount:
Commercial	$994	$28,065	$29,059
Real estate construction and land	18,576	14,297	32,873
1-4 family residential mortgages	16,020	194,708	210,728
Commercial mortgages	28,675	126,638	155,313
Consumer	118	2,224	2,342
Total acquired loans	$64,383	$365,932	$430,315

The following table presents a summary of the changes in the accretable yield of loans classified as purchased credit impaired:

(Dollars in thousands)	Twelve Months Ended
December 31, 2021
Accretable yield, beginning of period	$—
Additions	15,499
Accretion	(1,757)
Reclassification from (to) nonaccretable difference	—
Accretable yield, end of period	$13,742

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related party loans. In the ordinary course of business, the Company has granted loans to certain directors, principal officers and their affiliates (collectively referred to as “related party loans”). Activity in related party loans during 2021 and 2020 is presented in the following table.

(Dollars in thousands)	2021	2020
Balance outstanding at beginning of year	$19,070	$20,300
Principal additions	4,527	9,308
Principal reductions	(7,005)	(10,538)
Balance outstanding at end of year	$16,592	$19,070

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

Non-accrual loans are shown below by class:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Land and land development	$—	$8
1-4 family residential mortgages	495	-
Total nonaccrual loans	$495	$8

The following tables show the aging of past due loans as of December 31, 2021 and December 31, 2020.

Past Due Aging as of December 31, 2021	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	PCI	Current	Total Loans	90 Days Past Due and Accruing
(Dollars in thousands)
Commercial	$385	$355	$718	$1,458	$994	$94,244	$96,696	$718
Real estate construction and land	873	1,283	-	2,156	18,576	58,599	79,331	-
1-4 family residential mortgages	1,508	100	495	2,103	16,020	340,025	358,148	-
Commercial mortgages	-	-	-	-	28,675	444,957	473,632	-
Consumer loans	345	196	83	624	118	52,662	53,404	83
Total Loans	$3,111	$1,934	$1,296	$6,341	$64,383	$990,487	$1,061,211	$801

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Past Due Aging as of December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Accruing
(Dollars in thousands)
Commercial	$1,130	$470	$-	$1,600	$117,088	$118,688	$-
Real estate construction and land	-	-	-	-	22,509	22,509	-
1-4 family residential mortgages	501	-	-	501	132,465	132,966	-
Commercial mortgages	46	-	-	46	277,063	277,109	-
Consumer loans	298	66	137	501	57,633	58,134	137
Total Loans	$1,975	$536	$137	$2,648	$606,758	$609,406	$137

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

The following tables provide a breakdown by class of the loans classified as impaired loans as of December 31, 2021 and December 31, 2020. These loans are reported at their recorded investment, which is the carrying amount of the loan as reflected on the Company’s balance sheet, net of charge-offs and other amounts applied to reduce the net book balance. Average recorded investment in impaired loans is computed using an average of month-end balances for these loans for the twelve months ended December 31, 2021 and December 31, 2020. Interest income recognized is for the years ended December 31, 2021 and December 31, 2020.

(Dollars in thousands)
December 31, 2021	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
Real estate construction and land	$-	$37	$-	$2	$-
1-4 family residential mortgages	594	600	-	269	24
Total impaired loans without a valuation allowance	594	637	-	271	24

Impaired loans with a valuation allowance
Consumer	935	935	6	974	54
Total impaired loans with a valuation allowance	935	935	6	974	54
Total impaired loans	$1,529	$1,572	$6	$1,245	$78

(Dollars in thousands)
December 31, 2020	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
Real estate construction and land	$8	$55	$-	$97	$-
1-4 family residential mortgages	109	109	-	113	6
Commercial real estate	-	-	-	781	48
Total impaired loans without a valuation allowance	117	164	-	991	54

Impaired loans with a valuation allowance
Consumer	1,156	1,156	4	1,145	70
Total impaired loans with a valuation allowance	1,156	1,156	4	1,145	70
Total impaired loans	$1,273	$1,320	$4	$2,136	$124

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Troubled debt restructurings are also considered impaired loans. TDRs occur when the Bank agrees to modify the original terms of a loan by granting a concession that it would not otherwise consider due to the deterioration in the financial condition of the borrower. These concessions are done in an attempt to improve the paying capacity of the borrower, and in some cases to avoid foreclosure, and are made with the intent to restore the loan to a performing status once sufficient payment history can be demonstrated. These concessions could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions.

In accordance with regulatory guidance and the CARES Act, the Bank has approved for certain customers who have been adversely affected by the COVID-19 pandemic to defer principal-only, or principal and interest, payments for a 90- to 180-day period. Such short-term modifications, which were made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. While interest will continue to accrue to income, in accordance with GAAP, if the Bank ultimately incurs a credit loss on these deferred payments, interest income would need to be reversed and therefore, interest income in future periods could be negatively impacted. As of December 31, 2021, $1.2 million of loan balances are in deferment.

Based on regulatory guidance on Student Lending, the Company classified 58 of its student loans purchased as TDRs for a total of $935 thousand as of December 31, 2021. The Company classified 75 of its student loans purchased as TDRs for a total of $1.2 million as of December 31, 2020. These borrowers, who should have been in repayment, requested and were granted payment extensions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered restructurings. Student loan borrowers are allowed in-school deferments, plus an automatic six month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance. Initially, all student loans were fully insured by a surety bond, and the Company did not expect to experience a loss on these loans. Based on the termination of the surety bond on July 27, 2018 due to the insolvency of the insurer, management has evaluated these loans individually for impairment and included any potential loss in the allowance for loan losses; interest continues to accrue on these TDRs during any deferment and forbearance periods.

The following provides a summary, by class, of modified loans that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and modified loans that have been placed in non-accrual status, which are considered to be nonperforming.

Troubled debt restructurings	December 31, 2021		December 31, 2020
(Dollars in thousands)	No. of Loans	Recorded Investment	No. of Loans	Recorded Investment
Performing TDRs
1-4 family residential mortgages	1	$99	1	$109
Consumer	58	935	75	1,156
Total performing TDRs	59	$1,034	76	$1,265

Nonperforming TDRs
Real estate construction and land development	0	$-	1	$8
1-4 family residential mortgages	1	495	0	—
Total nonperforming TDRs	1	$495	1	$8
Total TDRs	60	$1,529	77	$1,273

A summary of loans shown above that were modified as TDRs during the years ended December 31, 2021 and December 31, 2020 is shown below by class. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported. The Post-Modification Recorded Balance reflects any interest or fees from the original loan which may have been added to the principal balance on the new note as a condition of the TDR. Additionally, the Post-Modification Recorded Balance is reported

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

below at the period end balances, inclusive of all partial principal pay downs and principal charge-offs since the modification date.

	During year ended			During year ended
(Dollars in thousands)	December 31, 2021			December 31, 2020
	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance
Consumer loans	12	$145	$145	17	$180	$180
Total loans modified during the period	12	$145	$145	17	$180	$180

During the year ended December 31, 2021, there were five loans modified as TDRs that subsequently defaulted which had been modified as TDRs during the twelve months prior to default. These student loans had balances totaling $56 thousand prior to being charged off. There were five loans modified as a TDR that subsequently defaulted during the year ended December 31, 2020 and were modified as a TDR during the twelve months prior to default. These student loans had balances of $48 thousand prior to being charged off.

There were no loans secured by 1-4 family residential property that were in the process of foreclosure at either December 31, 2021 or December 31, 2020.

Note 5 – Allowance for Loan Losses

A summary of the transactions in the allowance for loan losses for the years ended December 31, 2021 and 2020 appears below:

(Dollars in thousands)	2021	2020
Balance, beginning of period	$5,455	$4,209
Loans charged off	(835)	(805)
Recoveries	350	429
Net charge-offs	(485)	(376)
Provision for loan losses	1,014	1,622
Balance, December 31	$5,984	$5,455

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

For purposes of determining the allowance for loan losses on the outstanding loans that were not Acquired Loans, the Company has segmented certain loans in the portfolio by product type. Within these segments, the Company has sub-segmented its portfolio by classes, based on the associated risks within these classes. Note that under the acquisition method of accounting (ASC 805), the allowance for loan losses recorded in the books of Fauquier was not carried over into the books of the Company. However, subsequent decreases to the expected cash flows of PCI loans or deterioration of purchased performing loans in a future period may result in a provision for loan losses resulting in an increase to the ALLL.

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
•
Commercial government guaranteed loans and PPP loans - These loans require no reserve as these are 100% guaranteed by either the SBA or the USDA.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following represents the loan portfolio designated by the internal risk ratings assigned to each credit at December 31, 2021 and 2020. There were no loans rated “Doubtful” as of either period.

December 31, 2021	Excellent	Good	Pass	Watch	Special Mention	Sub- standard	TOTAL
(Dollars in thousands)
Commercial	$45,862	$13,920	$32,460	$732	$1,645	$2,077	$96,696
Real estate construction and land	-	-	51,098	7,360	2,849	18,024	79,331
1-4 family residential mortgages	-	2,030	334,300	5,013	1,520	15,285	358,148
Commercial mortgages	-	-	382,108	61,563	8,530	21,431	473,632
Consumer	524	18,535	32,821	1,225	179	120	53,404
Total Loans	$46,386	$34,485	$832,787	$75,893	$14,723	$56,937	$1,061,211

December 31, 2020	Excellent	Good	Pass	Watch	Special Mention	Sub- standard	TOTAL
(Dollars in thousands)
Commercial	$87,014	$14,336	$16,126	$485	$-	$727	$118,688
Real estate construction and land	-	-	22,305	-	-	204	22,509
1-4 family residential mortgages	-	-	126,910	3,634	1,357	1,065	132,966
Commercial mortgages	-	-	261,663	5,854	-	9,592	277,109
Consumer	1,012	18,929	36,573	1,373	64	183	58,134
Total Loans	$88,026	$33,265	$463,577	$11,346	$1,421	$11,771	$609,406

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

During 2020, the Company downgraded the economic qualitative factors within its ALLL model in light of the effects of COVID-19 on the economy. During 2021, the Company upgraded the economic qualitative factors, resulting in a release of a portion of the reserves for loan losses related to the pandemic, as credit deterioration since the onset of COVID-19 has so far not been experienced to the extent anticipated. If economic conditions improve or worsen, the Company could experience changes in the required ALLL. It is possible that asset quality metrics could decline in the future if there is a resurgence of COVID-19 cases that disrupts economic activity.

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

Impaired loans are individually evaluated and, if deemed appropriate, a specific allocation is made for these loans. In reviewing the loans classified as impaired totaling $1.5 million at December 31, 2021, there was $6 thousand in valuation allowance on these loans after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the customer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Loan Losses Rollforward by Portfolio Segment

As of and for the year ended December 31, 2021

(Dollars in thousands)	Commercial Loans	Real Estate Construction and Land	Real Estate Mortgages	Consumer Loans	Total
Allowance for Loan Losses:
Balance as of beginning of year	$209	$160	$3,897	$1,189	$5,455
Charge-offs	(147)	-	-	(688)	(835)
Recoveries	191	12	6	141	350
Provision for (recovery of) loan losses	(1)	227	575	213	1,014
Ending Balance	$252	$399	$4,478	$855	$5,984

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$6	$6
Collectively evaluated for impairment	252	399	4,478	849	5,978
Acquired loans - purchased credit impaired	-	-	-	-	-

Loans:
Individually evaluated for impairment	$-	$-	$594	$935	$1,529
Collectively evaluated for impairment	95,702	60,755	786,491	52,351	995,299
Acquired loans - purchased credit impaired	994	18,576	44,695	118	64,383
Ending Balance	$96,696	$79,331	$831,780	$53,404	$1,061,211

As of and for the year ended December 31, 2020

(Dollars in thousands)	Commercial Loans	Real Estate Construction and Land	Real Estate Mortgages	Consumer Loans	Total
Allowance for Loan Losses:
Balance as of beginning of year	$302	$109	$2,684	$1,114	$4,209
Charge-offs	-	-	-	(805)	(805)
Recoveries	28	-	1	400	429
Provision for (recovery of) loan losses	(121)	51	1,212	480	1,622
Ending Balance	$209	$160	$3,897	$1,189	$5,455

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$4	$4
Collectively evaluated for impairment	209	160	3,897	1,185	5,451

Loans:
Individually evaluated for impairment	$-	$8	$109	$1,156	$1,273
Collectively evaluated for impairment	118,688	22,501	409,966	56,978	608,133
Ending Balance	$118,688	$22,509	$410,075	$58,134	$609,406

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Premises and Equipment

Premises and equipment are summarized as follows:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Leasehold improvements	$15,455	$14,715
Building and land	20,775	1,215
Construction and fixed assets in progress	49	70
Furniture and equipment	7,866	6,831
Computer software	2,936	2,618
	$47,081	$25,449
Less: accumulated depreciation and amortization	21,988	20,211
	$25,093	$5,238

Depreciation and amortization on these premises and equipment totaled $2.9 million and $1.9 million for the years ended December 31, 2021 and December 31, 2020.

Note 7 – Leases

At December 31, 2021, the Company had leased certain of its banking and operations offices, or the land on which such offices were built, under operating lease agreements on terms ranging from 1 to 20 years, most with renewal options. Each of the Company’s long-term lease agreements are classified as operating leases. Certain of these leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably assured of being exercised. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations. Refer to Note 14 – Related Party Transactions for information regarding leasing transactions with related parties.

The following tables present information about the Company’s leases:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Lease liability	$7,108	$3,589
Right-of-use asset	$7,583	$3,527
Weighted average remaining lease term	6.02 years	5.16 years
Weighted average discount rate	1.97%	2.54%

(Dollars in thousands)	2021	2020
Operating lease expense	$1,491	$857
Short-term lease expense	234	114
Total lease expense	$1,725	$971
Cash paid for amounts included in lease liabilities	$1,390	$824

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

(Dollars in thousands)	December 31, 2021
Twelve months ending December 31, 2022	1,534
Twelve months ending December 31, 2023	1,462
Twelve months ending December 31, 2024	1,172
Twelve months ending December 31, 2025	967
Twelve months ending December 31, 2026	622
Thereafter	1,771
Total undiscounted cash flows	$7,528
Less: Discount	(420)
Lease liability	$7,108

Note 8 – Goodwill and Other Intangible Assets

The carrying amount of goodwill was $8.1 million and $372 thousand at December 31, 2021 and December 31, 2020, respectively. The following table presents the changes in goodwill during the twelve months ended December 31, 2021. There were no changes in the recorded balance of goodwill during the twelve months ended December 31, 2020:

(Dollars in thousands)	Sturman Wealth Advisors	Fauquier	Total
Balance as of January 1, 2021	$372	$-	$372
Acquisition of Fauquier Bankshares, Inc.	-	7,768	7,768
Balance at December 31, 2021	$372	$7,768	$8,140

The Company had $8.5 million and $341 thousand of other intangible assets as of December 31, 2021 and December 31, 2020, respectively. Other intangible assets were recognized in connection with (i) the book of business, including interest in the client relationships of an officer, acquired by VNB Wealth in 2016, now referred to as Sturman Wealth Advisors, and (ii) the core deposits acquired from Fauquier in 2021. The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets:

(Dollars in thousands)	December 31, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible	$9,660	$(1,389)	$-	$-
Customer relationships intangible	773	(499)	773	(432)
Total	$10,433	$(1,888)	$773	$(432)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized $1.5 million and $90 thousand during the year ending December 31, 2021 and 2020, respectively, in amortization expense from these identified intangible assets with a finite life. Estimated future amortization expense by year as of December 31, 2021 is as follows:

	Core	Customer
	Deposit	Relationships
(Dollars in thousands)	Intangible	Intangible
2022	1,685	67
2023	1,493	67
2024	1,301	67
2025	1,110	67
2026	918	6
Thereafter	1,764	-
Total	$8,271	$274

Note 9 – Deposits

At December 31, 2021, the scheduled maturities of time deposits are as follows:

2022	$138,616
2023	10,211
2024	8,704
2025	1,512
2026	3,002
$162,045

The aggregate amount of time deposits with a minimum balance of $250 thousand was $45.3 million at December 31, 2021 and $34.7 million at December 31, 2020.

Included in the time deposits reported above are Certificate of Deposit Account Registry Service CDs, whereby depositors can obtain FDIC deposit insurance on account balances of up to $50 million. CDARSTM deposits totaled $6.1 million as of December 31, 2021 and $8.5 million as of December 31, 2020, all of which were reciprocal balances for the Bank’s customers. In May 2018, the EGRRCPA was enacted, which excluded reciprocal CDARS™ deposits for certain banks from brokered deposit treatment up to the lesser of $5 billion or 20% of a bank’s total liabilities. Therefore, the Company’s CDARS™ reciprocal deposits as of December 31, 2021 and December 31, 2020 were not treated as brokered deposits.

The Company implemented an Insured Cash Sweep® product during 2018. At December 31, 2021, ICS® balances, included in demand deposit and money market account balances, were $39.2 million and $225.9 million, respectively. At December 31, 2020, ICS® balances, included in demand deposit and money market account balances, were $28.0 million and $81.1 million, respectively. Such balances were not treated as brokered deposits.

The Company had no deposits to report as brokered deposits as of December 31, 2021 or December 31, 2020.

Deposit account overdrafts reported as loans totaled $205 thousand and $169 thousand at December 31, 2021 and December 31, 2020, respectively.

The Company has entered into deposit transactions with certain directors, principal officers and their affiliates (collectively referred to as “related party deposits”), all of which are under the same terms as other customers. The aggregate amount of these related party deposits was $9.1 million and $8.1 million as of December 31, 2021 and December 31, 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

Each FHLB credit program has its own interest rate, which may be fixed or variable, and carries a range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. The Company has pledged commercial real estate loans as collateral for FHLB borrowings. The Company had no outstanding FHLB advances as of December 31, 2021 and $30.0 million outstanding as of December 31, 2020. As of December 31, 2021, the Company had a letter of credit for $60.0 million issued in favor of the Commonwealth of Virginia Department of the Treasury to secure public fund depository accounts and collateralized against these pledged commercial mortgages.

In addition to access to short-term borrowings from FHLB, the Company uses federal funds purchased for short-term borrowing needs. Available borrowing arrangements maintained by the Bank include formal federal funds lines with five major correspondent banks. There were no borrowings against the lines at December 31, 2021 or December 31, 2020.

The Company’s unused lines of credit for future borrowings total approximately $109.2 million at December 31, 2021, which consists of $14.2 million available from the FHLB and $95.0 million from third party financial institutions. Additional loans and securities are available that can be pledged as collateral for future borrowings from the FRB or the FHLB above the current lendable collateral value.

Information related to borrowings as of December 31, 2021 and 2020 is as follows:

(Dollars in thousands)	2021	2020
FHLB advances	$-	$30,000
Total borrowings	$-	$30,000

Maximum amount at any month-end during the year	$42,575	$40,000
Annual average balance outstanding	$23,385	$15,419
Annual average interest rate paid	0.83%	0.47%
Annual interest rate at end of period	0.00%	0.48%

Note 11 – Income Taxes

The Company files tax returns in the U.S. federal jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal tax examinations by tax authorities for years prior to 2018.

The Commonwealth of Virginia assesses a Bank Franchise Tax on banks instead of a state income tax. The Bank Franchise Tax expense is reported in noninterest expense, and the calculation of that tax is unrelated to taxable income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net deferred tax assets consist of the following components as of year-end:

(Dollars in thousands)	2021	2020
Deferred tax assets:
Allowance for loan losses	$1,257	$1,146
Acquisition accounting	3,921	-
Other real estate owned	156	-
Investments in pass-throughs	44	-
Federal net operating loss carrryforwards	468	-
Nonaccrual loan interest	55	2
Stock option/grant expense	51	52
Home equity closing costs	48	24
Deferred compensation expense	70	9
Deferred loan fees	182
Goodwill and other intangible assets	-	50
Lease accounting standard	-	13
Securities available for sale unrealized loss	588	-
Depreciation	-	571
Total deferred tax assets	$6,840	$1,867
Deferred tax liabilities:
Securities available for sale unrealized gain	-	388
Goodwill and other intangible assets	1,683	-
Depreciation	217	-
Lease accounting standard	100	-
Deferred loan costs	-	196
Total deferred tax liabilities	2,000	584
Net deferred tax assets	$4,840	$1,283

The provision for income taxes charged to operations for years ended December 31, 2021 and December 31, 2020 consists of the following:

(Dollars in thousands)	2021	2020
Current tax expense	$1,144	$2,279
Deferred tax expense (benefit)	702	(214)
Provision for income taxes	$1,846	$2,065

The Company’s income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2021 and December 31, 2020 due to the following:

(Dollars in thousands)	2021	2020
Federal statutory rate	21%	21%
Computed statutory tax expense	$2,502	$2,109
Increase (decrease) in tax resulting from:
Tax-exempt interest income	(199)	(100)
Tax-exempt income from BOLI	(149)	(92)
Stock option/stock grant expense	9	18
Merger expenses	118	117
Investment in qualified housing projects	(450)	-
Other expenses	15	13
Provision for income taxes	$1,846	$2,065

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Commitments and Contingent Liabilities

In the normal course of business, there are various outstanding commitments and contingent liabilities, which are not reflected in the accompanying consolidated financial statements. The Company does not anticipate any material loss as a result of these transactions.

The Bank is typically required to maintain cash reserve balances on hand or with the Federal Reserve Bank (FRB). At December 31, 2021 and December 31, 2020, there was no minimum reserve requirement as a result of a rule adopted by the FRB in March 2020 eliminating the reserve requirement.

Note 13 – Financial Instruments with Off-Balance Sheet Risk and Credit Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit, such as unfunded lines of credit and standby letters of credit. The Company also treats authorization limits for originating ACH transactions as commitments. In addition to the amounts shown below, the Company has extended commitment letters at December 31, 2021 in the amount of $18.7 million to various borrowers. At December 31, 2020, commitment letters totaled $4.0 million. Commitment letters are done in the normal course of business and typically expire after 120 days. All of these off-balance-sheet instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet, although material losses are not anticipated. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The totals for financial instruments whose contract amount represents credit risk are shown below:

	Notional Amount
(Dollars in thousands)	December 31, 2021	December 31, 2020
Unfunded lines-of-credit	$154,471	$101,389
ACH	43,288	21,137
Letters of credit	11,200	5,586
Total	$208,959	$128,112

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

The Company has approximately $35.5 million in deposits in other financial institutions in excess of amounts insured by the FDIC at December 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Related Party Transactions

From time to time, the Company and its subsidiaries have business dealings with companies owned by directors and beneficial shareholders of the Company. Payments made to these companies that exceeded the disclosure threshold of $120 thousand in 2021 are reported below.

In 2021 and 2020, leasing/rental expenditures of $520 thousand and $511 thousand respectively, (including reimbursements for taxes, insurance, and other expenses) were paid to an entity indirectly owned by a director of the Company.

Note 15 – Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for PCA, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Federal banking regulations also impose regulatory capital requirements on bank holding companies. However, in August 2018, the Federal Reserve Board issued an interim final rule, which was effective August 30, 2018, that expanded its small bank holding company policy statement (the “SBHC Policy Statement”) to bank holding companies with total consolidated assets of less than $3 billion (up from the prior $1 billion threshold). Under the SBHC Policy Statement, qualifying bank holding companies have additional flexibility in the amount of debt they can issue and are also exempt from the Basel III Capital Rules (subsidiary depository institutions of qualifying bank holding companies are still subject to capital requirements). The Company currently has less than $3 billion in total consolidated assets and would likely qualify under the revised SBHC Policy Statement. However, the Company does not currently intend to issue a material amount of debt or take any other action that would cause its capital ratios to fall below the minimum ratios required by the Basel III Capital Rules.

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

With respect to the Bank, the PCA regulations, to be “well capitalized” under the revised regulations, a bank must have the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%.

The Bank’s capital ratios remained well above the levels designated by bank regulators as “well capitalized” at December 31, 2021 and 2020. There are no conditions or events since that management believes have changed the institution’s category.

On September 17, 2019 the FDIC finalized a rule that introduced an optional simplified measure of capital adequacy for qualifying community banking organizations, referred to as, the CBLR framework, as required by the EGRRCPA. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9 percent, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the PCA regulations and will not be required to report or calculate risk-based capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The CBLR framework was available for banks to use in their March 31, 2020 Call Report and going forward. The Bank decided not to opt into the CBLR framework.

The Bank calculates its regulatory capital under the Basel III regulatory capital framework. The table below summarizes the Bank’s regulatory capital and related ratios for the periods presented:

December 31, 2021					Minimum
(Dollars in thousands)					To Be Well Capitalized
			Minimum Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk Weighted Assets)
Bank	$155,092	14.72%	$84,312	8.00%	$105,390	10.00%

Common Equity Tier 1 Capital
(To Risk Weighted Assets)
Bank	$149,078	14.15%	$47,425	4.50%	$68,503	6.50%

Tier 1 Capital
(To Risk Weighted Assets)
Bank	$149,078	14.15%	$63,234	6.00%	$84,312	8.00%

Tier 1 Capital
(To Average Assets)
Bank	$149,078	7.69%	$77,549	4.00%	$96,936	5.00%

December 31, 2020					Minimum
(Dollars in thousands)					To Be Well Capitalized
			Minimum Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk Weighted Assets)
Bank	$85,235	15.22%	$44,801	8.00%	$56,002	10.00%

Common Equity Tier 1 Capital
(To Risk Weighted Assets)
Bank	$79,750	14.24%	$25,201	4.50%	$36,401	6.50%

Tier 1 Capital
(To Risk Weighted Assets)
Bank	$79,750	14.24%	$33,601	6.00%	$44,801	8.00%

Tier 1 Capital
(To Average Assets)
Bank	$79,750	9.46%	$33,725	4.00%	$42,157	5.00%

Note 16 – Dividend Restrictions

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

In addition to the regulatory limits, the Company’s Board of Directors, under current policies, will generally only consider a cash dividend payment to shareholders that does not exceed 50% of the Bank’s core net income annually. Core net income excludes nonrecurring income and expense items in calculating the payout ratio. Quarterly dividend payments may be in excess of this range if the annual payout is anticipated to be within the range.

At December 31, 2021, the maximum amount of retained earnings available to the Bank for cash dividends to the Company was $13.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Fair Value Measurements

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

Level 1 - Valuation is based on quoted prices in active markets for identical assets and liabilities.

Level 2 - Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3 - Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

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

Interest rate swaps

The Company recognizes interest rate swaps at fair value. The Company has contracted with a third-party to provide valuations for interest rate swaps using standard valuation techniques. The Company’s interest rate swaps are classified as Level 2. Additional information on interest rate swaps is presented in Note 23 – Derivative Instruments and Hedging Activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balances measured at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2021 Using:
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$31,581	$-	$31,581	$-
Mortgage-backed securities/CMOs	170,964	-	170,964	-
Municipal bonds	101,272	-	101,272	-
Total securities available for sale	$303,817	$-	$303,817	$-

Liabilities:
Interest rate swaps	$641		$641
Total liabilities at fair value	$641	$-	$641	$-

		Fair Value Measurements at December 31, 2020 Using:
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$25,305	$-	$25,305	$-
Corporate bonds	78,100	-	78,100	-
Mortgage-backed securities/CMOs	70,681	-	70,681	-
Municipal bonds	$174,086	$-	$174,086	$-
Total securities available for sale	$348,172	$-	$348,172	$-

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Other real estate owned

Other real estate owned is measured at fair value less costs to sell, based on an existing contract (Level 3). OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the Allowance for Loan Losses. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the Consolidated Statements of Income. The Company had OREO of $611 thousand at December 31, 2021 and none as of December 31, 2020.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses in the Consolidated Statements of Income. The Company had $1.5 million and $1.3 million in impaired loans as of December 31, 2021 and December 31, 2020, respectively. All impaired loans were measured based on expected cash flows discounted at the loan’s effective interest rate, or fair value of collateral, as noted above.

The following table presents the Company’s assets that were measured at fair value on a nonrecurring basis as of December 31, 2021. There were no such assets to report as of December 31, 2020.

		Fair Value Measurements at December 31, 2021 Using:
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Other Real Estate Owned	$611	$—	$—	$611

For the assets measured at fair value on a nonrecurring basis as of December 31, 2021, the following table displays quantitative information about Level 3 Fair Value Measurements:

(Dollars in thousands)
Description	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Assets:
Other Real Estate Owned	$611	Bonafide offer	Discount applied to bonafide offer *	6.0%
* A discount percentage is applied based on estimated costs to sell.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

		Fair Value Measurements at December 31, 2021 Using:
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$508,840	$508,840	$-	$-	$508,840
Available for sale securities	303,817	-	303,817	-	303,817
Loans, net	1,055,227	-	-	1,059,650	1,059,650
Bank owned life insurance	31,234	-	31,234	-	31,234
Accrued interest receivable	3,778	-	1,252	2,526	3,778

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$1,634,125	$-	$1,634,125	$-	$1,634,125
Certificates of deposit	162,045	-	161,850	-	161,850
Junior subordinated debt	3,367	-	3,367	-	3,367
Accrued interest payable	174	-	174	-	174
Interest rate swaps	641	-	641	-	641

		Fair Value Measurements at December 31, 2020 Using:
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$34,695	$34,695	$-	$-	$34,695
Available for sale securities	174,086	-	174,086	-	174,086
Loans, net	603,951	-	-	602,859	602,859
Bank owned life insurance	16,849	-	16,849	-	16,849
Accrued interest receivable	2,904	-	729	2,175	2,904

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$631,662	$-	$631,662	$-	$631,662
Certificates of deposit	99,102	-	99,580	-	99,580
Advances from FHLB	30,000	-	30,000	-	30,000
Accrued interest payable	159	-	159	-	159

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company contributed $665 thousand and $398 thousand to the 401(k) plan in 2021 and 2020, respectively. These expenses represent the matching contribution by the Company.

The Company, as a result of the Merger, provides a post-retirement benefit for one retired employee. The liability associated with this benefit of $171 thousand as of December 31, 2021 is included in Accrued interest payable and other liabilities on the Consolidated Balance Sheet.

Note 19 – Stock Incentive Plans

At the Annual Shareholders Meeting on May 21, 2014, shareholders approved the Virginia National Bankshares Corporation 2014 Stock Incentive Plan (“2014 Plan”). The 2014 Plan makes available up to 275,625 shares of the Company’s common stock, as adjusted by prior issued stock dividends, to be issued to plan participants. The 2014 Plan provides for granting of both incentive and nonqualified stock options, as well as restricted stock, unrestricted stock and other stock based awards. No new grants will be issued under the 2005 Stock Incentive Plan ("2005 Plan") as this plan has expired.

For the 2014 Plan and the 2005 Plan (the “Plans”), the option price of incentive options will not be less than the fair value of the stock at the time an option is granted. Nonqualified options may be granted at prices established by the Board of Directors, including prices less than the fair value on the date of grant. Outstanding options generally expire in ten years from the grant date. Stock options generally vest by the fourth or fifth anniversary of the date of the grant.

A summary of the shares issued and available under each of the Plans is shown below as of December 31, 2021. Share data and exercise price range per share have been adjusted to reflect prior stock dividends. Although the 2005 Plan has expired and no new grants will be issued under this plan, there were shares issued before the plan expired which are still outstanding as shown below.

	2014 Plan	2005 Plan
Aggregate shares issuable	275,625	253,575
Options issued, net of forfeited and expired options	(170,106)	(59,831)
Unrestricted stock issued	(11,535)	-
Restricted stock grants issued	(48,017)	-
Cancelled due to Plan expiration	-	(193,744)
Remaining available for grant	45,967	-

Stock grants issued and outstanding:
Total vested and unvested shares	59,552	-
Fully vested shares	22,541	-

Option grants issued and outstanding:
Total vested and unvested shares	167,901	1,379
Fully vested shares	57,694	1,379

Exercise price range	$23.75 to $42.62	$13.69

The Company accounts for all of its stock incentive plans under recognition and measurement accounting principles which require that the compensation cost relating to stock-based payment transactions be recognized in the financial statements. Stock-based compensation arrangements for 2021 and prior years include stock options, unrestricted stock and restricted stock. All stock-based payments to employees are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

required to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period.

Stock Options

Changes in the stock options outstanding related to all of the Plans are summarized below.

	December 31, 2021
(Dollars in thousands except weighted average data)	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2021	146,783	$33.51	$184
Issued	23,600	35.94
Exercised	(1,103)	27.39
Expired	-	-
Outstanding at December 31, 2021	169,280	$33.89	$962
Options exercisable at December 31, 2021	59,072	$37.21	$211

For the 1,103 options exercised during the year ended December 31, 2021, there was no intrinsic value for options exercised.

For the years ended December 31, 2021 and 2020, the Company recognized $145 thousand and $124 thousand, respectively, in compensation expense for stock options. As of December 31, 2021, there was $851 thousand in unrecognized compensation expense for stock options remaining to be recognized in future reporting periods through 2026. The fair value of any option grant is estimated at the grant date using the Black-Scholes pricing model. There were stock option grants of 23,600 and 66 thousand shares issued during the years ended December 31, 2021 and 2020, respectively and the fair value on each option granted was estimated based on the assumptions noted in the following table:

	For the year ended	For the year ended
	December 31, 2021	December 31, 2020
Expected volatility[1]	25.16%	22.97%
Expected dividends[2]	3.00%	5.00%
Expected term (in years)[3]	5.5 - 6.3	6.50
Risk-free rate[4]	1.19%	0.68%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary information pertaining to options outstanding at December 31, 2021, as adjusted for Stock Dividends, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$13.69 to $20.00	1,379	1.1 Years	$13.69	1,379	$13.69
$20.01 to $30.00	66,000	8.5 Years	24.64	13,200	24.64
$30.01 to $40.00	44,420	8.6 Years	36.97	10,008	38.38
$40.01 to $42.62	57,481	6.4 Years	42.62	34,485	42.62
Total	169,280	7.8 Years	$33.89	59,072	$37.21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Grants

Restricted stock grants – During 2021, 21,749 shares of restricted stock were granted to employees and non-employee directors, vesting over a four- or five-year period. During 2020, 22,268 shares of restricted stock were granted. In 2021 and 2020, restricted stock grants resulted in an associated expense of $376 thousand and $140 thousand, respectively. As of December 31, 2021, there was $387 thousand in unrecognized compensation expense for restricted stock grants remaining to be recognized in future reporting periods through 2026.

	December 31, 2021
(Dollars in thousands except weighted average data)	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2021	25,268	$26.60	$957
Issued	21,749	30.84	824
Vested	(10,006)	27.01	(379)
Nonvested at December 31, 2021	37,011	$28.98	$1,402

The weighted average period over which nonvested restricted stock grants are expected to be recognized is 1.6 years.

Note 20 – Net Income per Share

The table below shows the weighted average number of shares used in computing net income per common share and the effect on the weighted average number of shares of potential dilutive common stock for the years ended December 31, 2021 and 2020. Potential dilutive common stock equivalents have no effect on net income available to the Company’s shareholders. Diluted net income per share is computed based on the weighted average number of shares of common stock equivalents outstanding, to the extent dilutive. The Company’s common stock equivalents relate to outstanding common stock options.

Nonvested restricted stock is included in the calculation of basic and diluted net income per share. The weighted average shares below as of December 31, 2021 and December 31, 2020 include 37,011 and 25,268 shares, respectively, of such restricted stock that have not yet vested. The recipients of nonvested restricted shares have full voting and dividend rights.

(Dollars in thousands)	Net Income	Weighted Average Shares	Per Share Amount
December 31, 2021
Basic net income per share	$10,071	4,668,761	$2.16
Effect of dilutive stock options		26,644	(0.02)
Diluted net income per share	$10,071	4,695,405	$2.14

December 31, 2020
Basic net income per share	$7,978	2,707,877	$2.95
Effect of dilutive stock options		690	-
Diluted net income per share	$7,978	2,708,567	$2.95

In 2021 and 2020, stock options representing 101,901 and 145,404 average shares, respectively, were not included in the calculation of net income per share, as their effect would have been antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Other Comprehensive Income

Amounts reclassified out of accumulated other comprehensive income (loss) are presented below:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Available-for-sale securities:
Realized gains on sales and calls of securities	$-	$743
Tax effect	-	(156)
Realized gains, net of tax	$-	$587

Note 22 - Junior Subordinated Debt

On September 21, 2006, Fauquier’s wholly-owned Connecticut statutory business trust, Fauquier Statutory Trust II, privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Fauquier’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital security resets every three months at 1.70% above the then current three-month LIBOR. Interest is paid quarterly.

Total capital securities at December 31, 2021 were $3.4 million, as adjusted to fair value as of the date of the Merger. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

Note 23 - Derivative Instruments and Hedging Activities

The Company uses derivative financial instruments primarily to manage risks to the Company associated with changing interest rates, and to assist customers with their risk management objectives. The Company designates certain interest rate swaps as hedging instruments in qualifying cash flow hedges. The changes in fair value of these designated hedging instruments is reported as a component of other comprehensive income. Customer accommodation loan swaps are derivative contracts that are not designated in a qualifying hedging relationship.

Cash flow hedges. The Company designates interest rate swaps as cash flow hedges when they are used to manage exposure to variability in cash flows on variable rate borrowings such as the Company’s junior subordinated debt. These interest rate swaps are derivative financial instruments that manage the risk of variability in cash flows by exchanging variable-rate interest payments on a notional amount of the Company’s borrowings for fixed-rate interest payments. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable-rate interest payments, and the Company assesses the effectiveness of each hedging relationship quarterly. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of December 31, 2021, the Company has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings through 2036.

Unrealized gains or losses recorded in other comprehensive income (loss) related to cash flow hedges are reclassified into earnings in the same period(s) during which the hedged interest payments affect earnings. When a designated hedging instrument is terminated and the hedged interest payments remain probable of occurring, any remaining unrecognized gain or loss in other comprehensive income is reclassified into earnings in the period(s) during which the forecasted interest payments affect earnings. Amounts reclassified into earnings and interest receivable or payable under designated interest rate swaps are reported in interest expense. The Company does not expect any unrealized losses related to cash flow hedges to be reclassified into earnings in the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash collateral held at other banks for these swaps was $570 thousand at December 31, 2021. Collateral is dependent on the market valuation of the underlying hedges.

Loan swaps. The Bank also enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Bank simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and offsetting terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Company receives a floating rate. These back-to-back loan swaps are derivative financial instruments and are reported at fair value in “other assets” and “other liabilities” in the Consolidated Balance Sheets. These swaps are designated as fair value hedges and changes in fair value are recorded in current earnings.

Note that the Company also offers loan swap agreements to commercial loan customers who are eligible contract participants as expanded under the Dodd-Frank Act, whereby a contracted third party accepts the interest rate risk as part of a separate agreement with the customer. For these arrangements, the Company underwrites the credit risk, books a floating rate loan and does not carry the derivative on its Consolidated Balance Sheets.

The follow table summarizes the Company’s derivative instruments as of December 31, 2021:

(Dollars in thousands)
Derivatives designated as hedging instruments	Notional/ Contract Amount	Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate forward swap - cash flow	$4,000	$(633)	Junior subordinated debt	6/15/2031
Interest rate swap - fair value	$3,940	$(8)	Other Liabilities	2/12/2022

Note 24 – Segment Reporting

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

derived from Assets Under Management and incentive income which is based on the investment returns generated on performance-based Assets Under Management.

A management fee for administrative and technology support services provided by the Bank is allocated to the non-bank segments. For both the years ended December 31, 2021 and 2020, management fees of $100 thousand were charged to the non-bank segments and eliminated in consolidated totals.

Segment information for the years ended December 31, 2021 and 2020 is shown in the following tables. Note that asset information is not reported below, as the assets of Sturman Wealth Advisors and VNB Trust & Estate Services are reported at the Bank level; also, assets specifically allocated to the lines of business other than the Bank are insignificant and are no longer provided to the chief operating decision maker.

2021 (Dollars in thousands)	Bank	Sturman Wealth Advisors	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$44,988	$-	$-	$-	$44,988
Provision for loan losses	1,014	-	-	-	1,014
Noninterest income	5,704	1,213	1,969	1,579	10,465
Noninterest expense	39,164	725	1,764	869	42,522
Income before income taxes	10,514	488	205	710	11,917
Provision for income taxes	1,550	104	43	149	1,846
Net income	$8,964	$384	$162	$561	$10,071

2020 (Dollars in thousands)	Bank	Sturman Wealth Advisors	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$23,879	$-	$-	$-	$23,879
Provision for loan losses	1,622	-	-	-	1,622
Noninterest income	4,629	700	825	411	6,565
Noninterest expense	16,492	639	891	757	18,779
Income before income taxes	10,394	61	(66)	(346)	10,043
Provision for income taxes	2,138	13	(14)	(72)	2,065
Net income (loss)	$8,256	$48	$(52)	$(274)	$7,978

Note 25 – Condensed Parent Company Financial Statements

Condensed financial statements pertaining only to the Parent Company are presented below. The investment in subsidiary is accounted for using the equity method of accounting.

Cash dividend payments authorized by the Bank’s Board of Directors were paid to the Parent Company in 2021 and 2020, totaling $7.6 million and $4.4 million, respectively.

The payment of dividends by the Bank is restricted by various regulatory limitations. Banking regulations also prohibit extensions of credit to the parent company unless appropriately secured by assets. For more detail on dividends, see Note 16 – Dividend Restrictions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Parent Company Only

BALANCE SHEETS
(Dollars in thousands)	December 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$1,417	$1,691
Investment securities	64	64
Investments in subsidiaries	163,712	81,455
Other assets	603	249
Total assets	$165,796	$83,459

LIABILITIES & SHAREHOLDERS' EQUITY
Junior subordinated debt	$3,367	$-
Other liabilities	442	861
Stockholders' equity	161,987	82,598
Total liabilities and stockholders' equity	$165,796	$83,459

STATEMENTS OF INCOME
(Dollars in thousands)	For the years ended
	December 31, 2021	December 31, 2020

Dividends from subsidiary	$7,600	$4,400
Net interest income	(148)	-
Noninterest expense	2,325	1,171
Income before income taxes	$5,127	$3,229
Income tax (benefit)	(353)	(164)
Income before equity in undistributed earnings of subsidiaries	$5,480	$3,393
Equity in undistributed earnings of subsidiaries	4,591	4,585
Net income	$10,071	$7,978

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Parent Company Only (Continued)

STATEMENTS OF CASH FLOWS
(Dollars in thousands)	For the years ended
	December 31, 2021	December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,071	$7,978
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(4,591)	(4,585)
Net accretion of certain acquisition-related adjustments	33	-
Deferred tax expense	28	28
Stock option & restricted stock grant expense	521	264
Increase in other assets	(365)	(16)
Decrease in other liabilities	411	14
Net cash provided by operating activities	6,108	3,683

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercised	30	-
Cash paid in lieu for fractional shares at acquisition	(4)	-
Dividends paid	(6,408)	(3,248)
Net cash used in financing activities	(6,382)	(3,248)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(274)	435

CASH AND CASH EQUIVALENTS
Beginning of period	1,691	1,256
End of period	$1,417	$1,691

Note 26 – Investment in Affordable Housing Projects

The Company acquired as a result of the Merger certain limited partnership investments in affordable housing projects located in the Commonwealth of Virginia. These partnerships exist to develop and preserve affordable housing for low income families through residential rental property projects. The Company exerts no control over the operating or financial policies of the partnerships. Return on these investments is through receipt of tax credits and other tax benefits which are subject to recapture by taxing authorities based on compliance features at the project level. The investments are due to expire by 2036. The Company accounts for the affordable housing investments using the equity method and has recorded $2.9 million in other assets at December 31, 2021. There are currently no unfunded capital commitments. The related federal tax credits for the year ended December 31, 2021 was $450 thousand, and were included in income tax expense in the Consolidated Statements of Income. There were $145 thousand in flow-through losses recognized by the Company during the year ended December 31, 2021 that were included in noninterest income.

Note 27 – Subsequent Event

In February 2022, the Company received a one-time payment of $2.4 million to resolve a commercial dispute.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. This assessment was based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) on May 14, 2013. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting. This annual report does not include an attestation report of the Company’s independent registered public accounting firm, Yount, Hyde & Barbour, P.C., (U.S. PCAOB Auditor Firm I.D.: 613), regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. OTHER INFORMATION.

None

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Information is incorporated by reference to the information that appears under the headings “Proposal 1 – Election of Directors,” “Related Person Transactions and Other Information,” “Executive Compensation – Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Information about the Board of Directors and Board Committees” contained in the Company’s Definitive Proxy Statement to be used in connection with the Company’s 2022 Annual Meeting of Shareholders (“Definitive Proxy Statement”).

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

The following table summarizes information, as of December 31, 2021, relating to the Company’s Stock Incentive Plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	169,280	$33.89	45,967
Total	169,280	$33.89	45,967

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This information is incorporated by reference from the “Information about the Board of Directors and Board Committees” and “Related Person Transactions and Other Information” sections of the Company’s Definitive Proxy Statement. For further information, see Note 14 of the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data in this Form 10-K.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are files as part of this report:

(a)(1) Financial Statements

The following consolidated financial statements and reports of independent registered public accountants of the Company are in Part II, Item 8. Financial Statements and Supplementary Data:

(i)
Consolidated Balance Sheets – December 31, 2021 and December 31, 2020
(ii)
Consolidated Statements of Income – Years ended December 31, 2021 and December 31, 2020
(iii)
Consolidated Statements of Comprehensive Income – Years ended December 31, 2021 and December 31, 2020
(iv)
Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2021 and December 31, 2020
(v)
Consolidated Statements of Cash Flows – Years ended December 31, 2021 and December 31, 2020
(vi)
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

3.2

Bylaws of Virginia National Bankshares Corporation, as amended (incorporated by reference to Exhibit 3.2 of Virginia National Bankshares Corporation’s Current Report on Form- 8-K filed with the Securities and Exchange Commission on April 1, 2021).

10.1

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

10.3

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

21.0	Subsidiaries of the Registrant (refer to Item 1. Business of this Form 10-K Report for a discussion of Virginia National Bankshares Corporation’s direct and indirect subsidiaries).

31.1	302 Certification of Principal Executive Officer

31.2	302 Certification of Principal Financial Officer

32.1	906 Certification

101.0 104

Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline eXtensible Business Reporting Language (Inline XBRL), (i) the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020, (ii) the Consolidated Statements of Income for the years ended December 31, 2021 and December 31, 2020, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and December 31, 2020, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for years ended December 31, 2021 and December 31, 2020, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2021 and December 31, 2020, and (vi) the Notes to Consolidated Financial Statements (furnished herewith), tagged as blocks of text and including detailed tags.

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

VIRGINIA NATIONAL BANKSHARES CORPORATION

/s/ Tara Y. Harrison
Tara Y. Harrison
Executive Vice President & Chief Financial Officer
Date: March 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 25, 2022.

Signatures	Title

/s/ John B. Adams, Jr.	Director
John B. Adams, Jr.

/s/ Steven W. Blaine	Director
Steven W. Blaine
/s/ Kevin T. Carter	Director
Kevin T. Carter

/s/ Hunter E. Craig	Director
Hunter E. Craig

/s/ William D. Dittmar, Jr.	Chairman of the Board
William D. Dittmar, Jr.

/s/ Randolph D. Frostick	Director
Randolph D. Frostick

/s/ Tara Y. Harrison	Executive Vice President & Chief Financial Officer
Tara Y. Harrison	(principal financial and accounting officer)

/s/ James T. Holland	Director
James T. Holland

/s/ Linda M. Houston	Director
Linda M. Houston

/s/ Jay B. Keyser	Director
Jay B. Keyser

/s/ Glenn W. Rust	President & Chief Executive Officer and Director
Glenn W. Rust	(principal executive officer)

/s/ Sterling T. Strange, III	Director
Sterling T. Strange, III

/s/ Gregory L. Wells	Director
Gregory L. Wells