Form 10-Q
period 2022-03-31
Virginia National Bankshares Corp
filed 2022-05-13
CIK 1572334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of May 10, 2022, the registrant had 5,326,271 shares of common stock, $2.50 par value per share, outstanding.

VIRGINIA NATIONAL BANKSHARES CORPORATION

FORM 10-Q

Glossary of Acronyms and Defined Terms

2005 Plan	-	2005 Stock Incentive Plan
2014 Plan	-	2014 Stock Incentive Plan
ACL	-	Allowance for credit losses
Acquired Loans	-	Loans acquired from Fauquier
AFS	-	Available for sale
ALLL	-	Allowance for loan and lease losses
ASC	-	Accounting Standards Codification
ASU	-	Accounting Standards Update
the Bank	-	Virginia National Bank
bps	-	Basis points
CDARS™	-	Certificates of Deposit Account Registry Service
CECL	-	Current expected credit losses
CMO	-	Collateralized mortgage obligation
the Company	-	Virginia National Bankshares Corporation and its subsidiaries
COVID-19	-	Novel coronavirus disease
EBA	-	Excess Balance Account
Effective Date	-	April 1, 2021
EPS	-	Earnings per share or net income per share
Exchange Act	-	Securities Exchange Act of 1934, as amended
Fauquier	-	Fauquier Bankshares, Inc. and its subsidiaries
FASB	-	Financial Accounting Standards Board
Federal Reserve	-	Board of Governors of the Federal Reserve System
Federal Reserve Bank or FRB	-	Federal Reserve Bank of Richmond
FHLB	-	Federal Home Loan Bank of Atlanta
Form 10-K	-	Annual Report on Form 10-K for the year ended December 31, 2021
FTE	-	Fully taxable equivalent
GAAP or U.S. GAAP	-	Accounting principles generally accepted in the United States
ICS®	-	Insured Cash Sweep®
LIBOR	-	London Interbank Offering Rate
Masonry Capital	-	Masonry Capital Management, LLC
Merger	-	Mergers of Fauquier Bankshares, Inc. and The Fauquier Bank with and into the Company and the Bank, respectively
Merger Agreement	-	Agreement and Plan of Reorganization between the Company and Fauquier dated September 30, 2020, including a related Plan of Merger
NPA	-	Nonperforming assets
OCC	-	Office of the Comptroller of the Currency
OREO	-	Other real estate owned
OTTI	-	Other than temporary impairment
PCA	-	Prompt Corrective Action
PCI	-	Purchased credit impaired
PII	-	Personally identifiable information
the Plans	-	2005 Stock Incentive Plan and 2014 Stock Incentive Plan
PPP	-	Paycheck Protection Program
Reliamax Surety	-	Reliamax Surety Company
ROAA	-	Return on Average Assets
ROAE	-	Return on Average Equity
SAB	-	Staff Accounting Bulletin
SBA	-	Small Business Administration
SEC	-	U.S. Securities and Exchange Commission
Securities Act	-	Securities Act of 1933, as amended
Sturman Wealth	-	Sturman Wealth Advisors
TDR	-	Troubled debt restructuring
TFB	-	The Fauquier Bank
VNBTrust	-	VNBTrust, National Association

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31, 2022	December 31, 2021 *
ASSETS	Unaudited
Cash and due from banks	$16,539	$20,345
Interest-bearing deposits in other banks	311,546	336,032
Federal funds sold	152,523	152,463
Securities:
Available for sale, at fair value	341,361	303,817
Restricted securities, at cost	5,137	4,950
Total securities	346,498	308,767
Loans, net of deferred fees and costs	1,006,962	1,061,211
Allowance for loan losses	(5,834)	(5,984)
Loans, net	1,001,128	1,055,227
Premises and equipment, net	24,680	25,093
Bank owned life insurance	36,987	31,234
Goodwill	8,140	8,140
Core deposit intangible, net	7,832	8,271
Other intangible assets, net	257	274
Other real estate owned, net	611	611
Right of use asset, net	7,744	7,583
Accrued interest receivable and other assets	20,722	18,144
Total assets	$1,935,207	$1,972,184
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest-bearing	$523,189	$522,281
Interest-bearing	451,339	446,314
Money market and savings deposit accounts	644,418	665,530
Certificates of deposit and other time deposits	155,402	162,045
Total deposits	1,774,348	1,796,170
Junior subordinated debt, net	3,379	3,367
Lease liability	7,295	7,108
Accrued interest payable and other liabilities	4,166	3,552
Total liabilities	1,789,188	1,810,197
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, $2.50 par value	-	-
Common stock, $2.50 par value	13,190	13,178
Capital surplus	104,706	104,584
Retained earnings	49,764	46,436
Accumulated other comprehensive loss	(21,641)	(2,211)
Total shareholders' equity	146,019	161,987
Total liabilities and shareholders' equity	$1,935,207	$1,972,184
Common shares outstanding	5,326,271	5,308,335
Common shares authorized	10,000,000	10,000,000
Preferred shares outstanding	-	-
Preferred shares authorized	2,000,000	2,000,000

* Derived from audited Consolidated Financial Statements

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	For the three months ended
	March 31, 2022	March 31, 2021
Interest and dividend income:
Loans, including fees	$10,769	$5,938
Federal funds sold	61	12
Other interest-bearing deposits	136	-
Investment securities:
Taxable	1,012	507
Tax exempt	304	176
Dividends	62	34
Total interest and dividend income	12,344	6,667

Interest expense:
Demand and savings deposits	676	377
Certificates and other time deposits	195	280
Borrowings	48	36
Total interest expense	919	693
Net interest income	11,425	5,974
Provision for loan losses	148	351
Net interest income after provision for loan losses	11,277	5,623

Noninterest income:
Wealth management fees	557	329
Advisory and brokerage income	216	191
Deposit account fees	465	160
Debit/credit card and ATM fees	707	154
Bank owned life insurance income	211	107
Resolution of commercial dispute	2,400	-
Other	231	98
Total noninterest income	4,787	1,039

Noninterest expense:
Salaries and employee benefits	4,731	2,402
Net occupancy	1,197	495
Equipment	283	116
Bank franchise tax	304	173
Computer software	263	167
Data processing	738	289
FDIC deposit insurance assessment	226	63
Marketing, advertising and promotion	267	137
Merger and merger-related expenses	-	278
Plastics expense	139	42
Professional fees	337	177
Core deposit intangible amortization	439	-
Other	1,171	442
Total noninterest expense	10,095	4,781

Income before income taxes	5,969	1,881
Provision for income taxes	1,045	376
Net income	$4,924	$1,505
Net income per common share, basic	$0.93	$0.55
Net income per common share, diluted	$0.92	$0.55
Weighted average common shares outstanding, basic	5,311,983	2,719,840
Weighted average common shares outstanding, diluted	5,343,564	2,727,448

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands)

(Unaudited)

	For the three months ended
	March 31, 2022	March 31, 2021
Net income	$4,924	$1,505
Other comprehensive income (loss):
Unrealized losses on securities, net of tax of ($5,228) for the three months ended March 31, 2022; and net of tax of ($900) for the three months ended March 31, 2021, respectively	(19,665)	(3,387)
Unrealized gains on interest rate swaps, net of tax of $62 for the three months ended March 31, 2022; and net of tax of $0 for the three months ended March 31, 2021, respectively	235	—
Total other comprehensive loss	(19,430)	(3,387)
Total comprehensive loss	$(14,506)	$(1,882)

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Dollars in thousands, except per share data)

(Unaudited)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2020	$6,722	$32,457	$41,959	$1,460	$82,598
Exercise of stock options	1	14	-	-	15
Stock option expense	-	34	-	-	34
Restricted stock grant expense	-	61	-	-	61
Vested stock grants	7	(7)	-	-	-
Cash dividends declared ($0.30 per share)	-	-	(814)	-	(814)
Net income	-	-	1,505	-	1,505
Other comprehensive loss	-	-	-	(3,387)	(3,387)
Balance, March 31, 2021	$6,730	$32,559	$42,650	$(1,927)	$80,012

Balance, December 31, 2021	$13,178	$104,584	$46,436	$(2,211)	$161,987
Stock option expense	-	41	-	-	41
Restricted stock grant expense	-	93	-	-	93
Vested stock grants	12	(12)	-	-	-
Cash dividends declared ($0.30 per share)	-	-	(1,596)	-	(1,596)
Net income	-	-	4,924	-	4,924
Other comprehensive loss	-	-	-	(19,430)	(19,430)
Balance, March 31, 2022	$13,190	$104,706	$49,764	$(21,641)	$146,019

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the three months ended
	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,924	$1,505
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	148	351
Net accretion of certain acquisition-related adjustments	(540)	—
Amortization of intangible assets	456	17
Net amortization and accretion of securities	388	241
Net gains on sale of other assets	(5)	—
Earnings on bank owned life insurance	(211)	(107)
Depreciation and other amortization	967	476
Stock option expense	41	34
Stock grant expense, restricted	93	61
Net change in:
Accrued interest receivable and other assets	2,749	611
Accrued interest payable and other liabilities	376	(3)
Net cash provided by operating activities	9,386	3,186

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in restricted investments	(188)	358
Purchases of available for sale securities	(69,252)	(7,974)
Proceeds from maturities, calls and principal payments of available for sale securities	6,428	4,443
Net decrease (increase) in loans	54,484	(11,853)
Purchase of bank owned life insurance	(5,542)	—
Proceeds from sale of premises and equipment	5	—
Purchase of bank premises and equipment	(154)	(142)
Net cash used in investing activities	(14,219)	(15,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, interest checking accounts, and money market accounts	(15,179)	71,654
Net (decrease) increase in certificates of deposit and other time deposits	(6,624)	1,742
Proceeds from stock options exercised	-	15
Cash dividends paid	(1,596)	(1,628)
Net cash (used in) provided by financing activities	(23,399)	71,783
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(28,232)	$59,801

CASH AND CASH EQUIVALENTS:
Beginning of period	$508,840	$34,695
End of period	$480,608	$94,496

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for interest	$957	$702

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized losses on available for sale securities	$(24,893)	$(4,287)
Unrealized gains on interest rate swaps	$297	$—
Initial right-of-use assets obtained in exchange for new operating lease liabilities	$541	$—

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2022

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation: The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2021.

Business Combination: On April 1, 2021, Virginia National Bankshares Corporation completed the merger with Fauquier Bankshares, Inc. with and into the Company for total consideration paid of $78.0 million. Additional information about this transaction is presented in Note 2 – Business Combinations.

Nature of Operations: The accompanying unaudited consolidated financial statements include the accounts of the Company, and its subsidiaries Virginia National Bank and Masonry Capital Management, LLC, a registered investment advisor. The Bank offers a full range of banking and related financial services to meet the needs of individuals, businesses and charitable organizations, including the fiduciary services of VNB Trust and Estate Services and of TFB Trust and Investment Management. The Bank also offers, through its networking agreements with third parties, investment advisory and other investment services under Sturman Wealth Advisors and TFB Investment Services. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation: The preparation of financial statements in conformity with GAAP and the reporting guidelines prescribed by regulatory authorities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the ALLL, accounting for business combinations, including loans acquired in the business combination, impairment of loans, goodwill impairment, other-than-temporary impairment of securities, other intangible assets, and fair value measurements. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

The new standard will be effective for the Company beginning on January 1, 2023. Early adoption of the new standard is permitted. The amendments of Topic 326, upon adoption, will be applied on a modified retrospective basis, with the cumulative effect of adopting the new standard being recorded as an adjustment to opening retained earnings in the period of adoption. The Company established a cross-functional steering committee in 2017 to prepare for and implement changes related to Topic 326 and has gathered historical loan loss data for purposes of evaluating appropriate portfolio segmentation and modeling methods under the standard. The Company has performed procedures to validate the historical loan loss data to ensure its suitability and reliability for purposes of developing an estimate of expected credit losses under Topic 326. The Company has also engaged a vendor to assist in modeling expected lifetime losses under Topic 326, and is continuing to develop and refine an approach to estimating the ACL. The adoption of Topic 326 may result in significant changes to the Company’s consolidated financial statements, which may include changes in the level of the ACL that will be considered adequate, a reduction in total equity and regulatory capital of the Bank, differences in the timing of recognizing changes to the ACL and expanded disclosures about the ACL. The Company has not yet determined an estimate of the effect of these changes. The adoption of the standard will also result in significant changes in the Company’s internal control over financial reporting related to the ACL.

Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin 119. SAB 119 updated portions of SEC interpretative guidance to align with Topic 326, “Financial Instruments – Credit Losses.” It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

LIBOR and Other Reference Rates In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company has identified all loans that are directly or indirectly impacted by LIBOR. The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

TDRs and Vintage Disclosures In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for TDRs by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted ASU 2016-13, the effective dates for ASU 2022-02 are the same as the effective dates in ASU 2016-13. Early adoption is permitted if an entity has adopted ASU 2016-13. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is currently assessing the impact that ASU 2022-02 will have on its consolidated financial statements.

Note 2. Business Combinations

On April 1, 2021, the Company completed the merger with Fauquier Bankshares, Inc. with and into the Company, with the Company surviving, pursuant to the terms of the Agreement and Plan of Reorganization, dated September 30, 2020, between the Company and Fauquier.

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

Shortly after the Effective Date of the Merger, The Fauquier Bank, Fauquier’s wholly-owned bank subsidiary, was merged with and into Virginia National Bank, the Company’s wholly-owned bank subsidiary, with Virginia National Bank surviving.

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

The following table presents as of April 1, 2021 the total consideration paid by the Company in connection with the Merger, the fair values of the assets acquired and liabilities assumed, and the resulting goodwill (dollars in thousands):

	As Recorded		As Recorded
	by Fauquier	Fair Value	by Virginia National
	Bankshares, Inc.	Adjustment	Bankshares
Assets:
Cash and cash equivalents	$153,282	$-	$153,282
Securities available for sale	93,133	-	93,133
Restricted securities	1,619	-	1,619
Loans, net	615,766	(13,123)	602,643
Premises and equipment	16,276	3,872	20,148
Other real estate owned	1,356	(745)	611
Bank-owned life insurance	13,677	-	13,677
Right-of-use assets	4,355	1,077	5,432
Core deposit intangible	-	9,660	9,660
Other assets	11,298	(1,009)	10,289
Total assets acquired	$910,762	$(268)	$910,494

Liabilities:
Deposits	817,499	191	817,690
Short-term borrowings	12,582	473	13,055
Junior subordinated debt	4,124	(790)	3,334
Lease liability	4,440	352	4,792
Other liabilities	1,355	-	1,355
Total liabilities assumed	$840,000	$226	$840,226
Net assets acquired			$70,268
Total consideration paid			78,036
Goodwill			$7,768

In connection with the Merger, the Company recorded approximately $7.8 million of goodwill and $9.7 million of other intangible assets related to the core deposits of Fauquier. The goodwill arising from the Merger with Fauquier is not deductible for income taxes. The core deposit intangible asset will be amortized over a period of seven years using the sum of years digits method.

The Acquired Loans had aggregate outstanding principal of $622.9 million and an estimated fair value of $602.6 million. The discount between the outstanding principal balance and fair value of $20.3 million represents expected credit losses and adjustments for market interest rates of $21.3 million, offset by elimination of net deferred fees/costs of $979 thousand. Under the acquisition method (ASC 805), the ALLL recorded in the books of Fauquier in the amount of $7.2 million was not carried over into the books of the Company.

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

Information about PCI acquired loans as of April 1, 2021 is as follows (dollars in thousands):

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

Securities available for sale: The estimated fair value of investment securities AFS was based on quoted pricing from a third party portfolio accounting service vendor for the valuation of those securities.

Loans: The Acquired Loans were recorded at fair value at the Merger date without carryover of Fauquier's ALLL. The fair value of the Acquired Loans was determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on the loans and then discounting those cash flows based on a discount rate that would be required by a market participant. In this regard, the Acquired Loans were segregated into pools based on loan type and credit risk. Loan type was determined based on collateral type, loan purpose and loan structure. Credit risk characteristics included risk rating groups (pass rated loans and adversely classified loans), updated loan-to-value ratios and lien position, and past loan performance. For valuation purposes, these pools were further disaggregated by maturity and pricing characteristics (e.g., fixed-rate, adjustable-rate, balloon maturities).

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

Short-term borrowings: The fair value of borrowings was determined by comparison to current interest rates for similar borrowings. The resulting fair value adjustment to short-term borrowings is a $473 thousand premium which will be amortized into interest expense over the remaining life of the debt on a straight-line basis. (Note that such borrowings were repaid in the third quarter of 2021, and therefore, the premium was fully amortized during the quarter in which they were repaid.)

Junior subordinated debt: The fair value of the junior subordinated debt was determined by forecasting the cash flows at the stated coupon rate and discount at a prevailing market rate. The prevailing market rate was based on implied market yields for recently issued debt with similar duration, credit quality, seniority and structure, issued by institutions of similar asset size. The resulting estimated fair value adjustment of junior subordinated debt is a $790 thousand discount and is being accreted over the remaining life of the debt on a straight-line basis.

The revenue and earnings amounts specific to Fauquier since the Effective Date that are included in the consolidated results for 2021 are not readily determinable. The disclosures of these amounts are impracticable due to the merging of certain processes and systems at the Effective Date.

There were no merger and merger related expenses incurred during the three months ended March 31, 2022 and $278 thousand incurred during the three months ended March 31, 2021, primarily consisting of legal expenses.

Note 3. Securities

The amortized cost and fair values of securities available for sale as of March 31, 2022 and December 31, 2021 were as follows (dollars in thousands):

March 31, 2022		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government treasuries	$39,393	$-	$(1)	$39,392
U.S. Government agencies	35,404	-	(3,140)	32,264
Mortgage-backed securities/CMOs	189,456	2	(12,498)	176,960
Corporate bonds	3,734	-	(31)	3,703
Municipal bonds	100,985	37	(11,980)	89,042
Total Securities Available for Sale	$368,972	$39	$(27,650)	$341,361

December 31, 2021		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$32,424	$24	$(867)	$31,581
Mortgage-backed securities/CMOs	172,975	248	(2,259)	170,964
Municipal bonds	101,136	1,162	(1,026)	101,272
Total Securities Available for Sale	$306,535	$1,434	$(4,152)	$303,817

As of March 31, 2022, there were $330.6 million, or 245 issues of individual securities, held in an unrealized loss position. These securities have an unrealized loss of $27.7 million and consisted of 110 mortgage-backed/collateralized mortgage obligations, 113 municipal bonds, 19 agency bonds, 2 corporate bonds, and 1 treasury bond.

The following table summarizes all securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, at March 31, 2022, and December 31, 2021 (dollars in thousands):

March 31, 2022
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government treasuries	$39,392	$(1)	$—	$—	$39,392	$(1)
U.S. Government agencies	9,584	(666)	19,672	(2,474)	29,256	(3,140)
Mortgage-backed/CMOs	140,478	(9,288)	33,478	(3,210)	173,956	(12,498)
Corporate bonds	3,703	(31)	—	—	3,703	(31)
Municipal bonds	68,007	(9,167)	16,243	(2,813)	84,250	(11,980)
	$261,164	$(19,153)	$69,393	$(8,497)	$330,557	$(27,650)

December 31, 2021
	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$14,443	$(340)	$15,220	$(527)	$29,663	$(867)
Mortgage-backed/CMOs	131,876	(1,735)	15,192	(524)	147,068	(2,259)
Municipal bonds	40,352	(722)	10,409	(304)	50,761	(1,026)
	$186,671	$(2,797)	$40,821	$(1,355)	$227,492	$(4,152)

The Company’s securities portfolio is primarily made up of fixed rate instruments, the prices of which move inversely with interest rates. Any unrealized losses are considered by management to be driven by increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the instruments approach their maturity date or repricing date or if market yields for such investments decline. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality. Accordingly, as of March 31, 2022, management believes the impairments detailed in the table above are temporary, and no impairment loss has been realized in the Company’s consolidated income statement.

An “other-than-temporary impairment” is considered to exist if either of the following conditions are met: it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or the Company does not expect to recover the security’s entire amortized cost basis (even if the Company does not intend to sell). In the event that a security would suffer impairment for a reason that was “other than temporary,” the Company would be expected to write down the security’s value to its new fair value, and the amount of the write down would be included in earnings as a realized loss. As of March 31, 2022, management has concluded that none of its investment securities have an OTTI based upon the information available. Additionally, management has the ability to hold any security with an unrealized loss until maturity or until such time as the value of the security has recovered from its unrealized loss position.

Securities having carrying values of $5.7 million at March 31, 2022 were pledged as collateral to secure deposits and facilitate borrowing from the Federal Reserve Bank of Richmond. At December 31, 2021, securities having carrying values of $12.7 million were similarly pledged.

For the three months ended March 31, 2022 and March 31, 2021, there were no sales of securities.

Restricted securities are securities with limited marketability and consist of stock in the FRB, the Federal Home Loan Bank of Atlanta, CBB Financial Corporation, the holding company for Community Bankers Bank, and an investment in an SBA loan fund. These restricted securities, totaling $5.1 million and $5.0 million as of March 31, 2022 and December 31, 2021, are carried at cost.

Note 4. Loans

The composition of the loan portfolio by major loan classifications at March 31, 2022 and December 31, 2021 appears below (dollars in thousands).

	March 31,	December 31,
	2022	2021
Commercial	$88,858	$96,696
Real estate construction and land	64,937	79,331
1-4 family residential mortgages	343,382	358,148
Commercial mortgages	459,103	473,632
Consumer	50,682	53,404
Total loans	1,006,962	1,061,211
Less: Allowance for loan losses	(5,834)	(5,984)
Net loans	$1,001,128	$1,055,227

Primarily within the second quarter of 2020 and the first quarter of 2021, the Company and Fauquier, prior to the Merger, assisted nonprofit organizations and local businesses by funding a combined total of $207.5 million of SBA PPP loans, which were designed to provide economic relief to small businesses adversely impacted by COVID-19. As of March 31, 2022, the Company had PPP loans of $10.0 million outstanding on its balance sheet, with the remainder having been forgiven by the SBA.

The balances in the table above include unamortized premiums and net deferred loan costs and fees. As of March 31, 2022 and December 31, 2021, unamortized premiums on loans purchased prior to the Merger were $913 thousand and $1.1 million, respectively. Net deferred loan fees totaled $632 thousand and $865 thousand as of March 31, 2022 and December 31, 2021, respectively. The deferred fees include $179 thousand in remaining fees collected from the SBA for the PPP loans that are being amortized over the contractual life of the underlying loans, most which are over a 24-month period. As loans are forgiven by the SBA, accounting principles allow for the accelerated recognition of unamortized fees at that time.

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting. The table above includes a net fair value mark of $12.3 million on the purchased impaired loans and $5.7 million on the purchased performing loans as of March 31, 2022 on the Acquired Loans. See Note 2 – Business Combinations for more information on fair value of loan balances acquired in the Merger.

The outstanding principal balance and the carrying amount at March 31, 2022 on these Acquired Loans were as follows:

	March 31, 2022			December 31, 2021
	Acquired Loans - Purchased Credit Impaired	Acquired Loans - Purchased Performing	Acquired Loans - Total	Acquired Loans - Purchased Credit Impaired	Acquired Loans - Purchased Performing	Acquired Loans - Total
Outstanding principal balance	$70,058	$339,765	$409,823	$76,608	$372,172	$448,780
Carrying amount:
Commercial	$913	$21,214	$22,127	$994	$28,065	$29,059
Real estate construction and land	16,412	11,596	28,008	18,576	14,297	32,873
1-4 family residential mortgages	13,828	184,065	197,893	16,020	194,708	210,728
Commercial mortgages	26,544	115,337	141,881	28,675	126,638	155,313
Consumer	105	1,889	1,994	118	2,224	2,342
Total acquired loans	$57,802	$334,101	$391,903	$64,383	$365,932	$430,315

The following table presents a summary of the changes in the accretable yield of loans classified as purchased credit impaired:

	Three Months Ended March 31,
	2022	2021
Accretable yield, beginning of period	$13,742	$—
Additions	—	—
Accretion	(738)	—
Reclassification from (to) nonaccretable difference	2,193	—
Other changes, net	(2,769)	—
Accretable yield, end of period	$12,428	$—

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

The following tables reflect the breakdown by class of the Company’s loans classified as impaired loans, excluding Acquired Loans, as of March 31, 2022 and December 31, 2021. These loans are reported at their recorded investment, which is the carrying amount of the loan as reflected on the Company’s balance sheet, net of charge-offs and other amounts applied to reduce the net book balance. Average recorded investment in impaired loans is computed using an average of month-end balances for these loans for either the three months ended March 31, 2022 or the twelve months ended December 31, 2021. Interest income recognized is for the three months ended March 31, 2022 or the twelve months ended December 31, 2021 (dollars in thousands).

March 31, 2022	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
1-4 family residential mortgages	$612	$628	$-	$617	$1
Total impaired loans without a valuation allowance	612	628	-	617	1

Impaired loans with a valuation allowance
Consumer	846	846	27	846	12
Total impaired loans with a valuation allowance	846	846	27	846	12
Total impaired loans	$1,458	$1,474	$27	$1,463	$13

December 31, 2021	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
Real estate construction and land	$-	$37	$-	$2	$-
1-4 family residential mortgages	594	600	-	269	24
Total impaired loans without a valuation allowance	594	637	-	271	24

Impaired loans with a valuation allowance
Consumer	935	935	6	974	54
Total impaired loans with a valuation allowance	935	935	6	974	54
Total impaired loans	$1,529	$1,572	$6	$1,245	$78

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

	March 31, 2022	December 31, 2021
1-4 family residential mortgages	$518	$495
Total non-accrual loans	$518	$495

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

In accordance with regulatory guidance, the Company approved for certain customers who have been adversely affected by COVID-19 to defer principal-only, or principal and interest. Such short-term modifications, which were made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. Loan deferrals declined to $670 thousand as of March 31, 2022, from $1.5 million as of March 31, 2021. The sole loan remaining in deferral status as of March 31, 2022 is government guaranteed.

Based on regulatory guidance on student lending, the Company has classified 56 of its student loans purchased (“Purchased Student Loans”), as TDRs for a total of $846 thousand as of March 31, 2022. These borrowers that should have been in repayment have requested and been granted payment extensions or reductions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered TDRs. Student loan borrowers are allowed in-school deferments, plus an automatic six-month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance. Initially, all student loans were fully insured by a surety bond, and the Company did not expect to experience a loss on these loans. Based on the loss of insurance after July 27, 2018 due to the insolvency of the insurer, management has evaluated these loans individually for impairment and included any expected loss in the ALLL; interest continues to accrue on these TDRs during any deferment and forbearance periods.

The following provides a summary, by class, of TDRs that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and TDRs that have been placed in non-accrual status, which are considered to be nonperforming (dollars in thousands).

Troubled debt restructurings	March 31, 2022		December 31, 2021
	No. of	Recorded	No. of	Recorded
	Loans	Investment	Loans	Investment
Performing TDRs
1-4 family residential mortgages	1	$94	1	$99
Consumer	55	814	58	935
Total performing TDRs	56	$908	59	$1,034

Nonperforming TDRs
1-4 family residential mortgages	2	518	1	495
Consumer	1	32	0	—
Total nonperforming TDRs	3	$550	1	$495
Total TDRs	59	$1,458	60	$1,529

A summary of loans shown above that were modified under the terms of a TDR during the three months ended March 31, 2022 and 2021 is shown below by class (dollars in thousands). The Post-Modification Recorded Balance reflects the period end balances, inclusive of any interest capitalized to principal, partial principal paydowns, and principal charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

	For the three months ended			For the three months ended
	March 31, 2022			March 31, 2021
	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance

Consumer	0	$—	$—	6	$63	$63
1-4 family residential mortgages	1	54	54	0	—	—
Total loans modified during the period	1	$54	$54	6	$63	$63

During the three months ended March 31, 2022, there were no loans modified as a TDR that subsequently defaulted which had been modified as a TDR during the twelve months prior to default. There were five loans modified as a TDR that subsequently defaulted during the year ended December 31, 2021 which had been modified as a TDR during the twelve months prior to default. These student loans had balances totaling $56 thousand prior to being charged off.

There were no loans secured by 1-4 family residential property that were in the process of foreclosure at March 31, 2022 or December 31, 2021.

Note 5. Allowance for Loan Losses

The ALLL is maintained at a level which, in management’s judgment, is adequate to absorb probable credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s quarterly evaluation of the collectability of the loan portfolio, credit concentrations, historical loss experience, specific impaired loans, and economic conditions. To determine the total ALLL, the Company estimates the reserves needed for each segment of the portfolio, including loans analyzed individually and loans analyzed on a pooled basis. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows.

For purposes of determining the ALLL on the outstanding loans that were not Acquired Loans, the Company has segmented certain loans in the portfolio by product type. Within these segments, the Company has sub-segmented its portfolio by classes within the segments, based on the associated risks within these classes. Note that under the acquisition method of accounting (ASC 805), the ALLL recorded in the books of Fauquier was not carried over into the books of the Company; however the Acquired Loans were subject to net fair value marks.

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

The migration analysis loss method is used for all loan pools except for the following:

•
Student loans purchased (excluding Acquired Student Loans) - On June 27, 2018, the Company was notified that ReliaMax Surety Company, the South Dakota insurance company which issued surety bonds for the student loan pools, was placed into liquidation due to insolvency. As such, the historical charge-off rate on this portfolio is determined by using the Company’s own losses/charge-offs since July 1, 2018 together with prior insurance claim history. For reporting periods prior to June 30, 2018, the Company did not charge off student loans as the insurance covered the past due loans, but the Company did apply qualitative factors to calculate a reserve on these loans, net of the deposit reserve accounts held by the Company for this group of loans.
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

The following represents the loan portfolio designated by the internal risk ratings assigned to each credit as of March 31, 2022 and December 31, 2021 (dollars in thousands). There were no loans rated “Doubtful” as of either period.

March 31, 2022	Excellent	Good	Pass	Watch	Special Mention	Sub- standard	TOTAL
Commercial	$39,872	$14,968	$30,862	$1,050	$109	$1,997	$88,858
Real estate construction and land	-	-	45,556	347	4,180	14,854	64,937
1-4 family residential mortgages	-	-	324,564	7,019	1,135	10,664	343,382
Commercial mortgages	-	-	394,870	44,180	5,079	14,974	459,103
Consumer	535	17,965	30,904	1,084	84	110	50,682
Total Loans	$40,407	$32,933	$826,756	$53,680	$10,587	$42,599	$1,006,962

December 31, 2021	Excellent	Good	Pass	Watch	Special Mention	Sub- standard	TOTAL
Commercial	$45,862	$13,920	$32,460	$732	$1,645	$2,077	$96,696
Real estate construction and land	-	-	51,098	7,360	2,849	18,024	79,331
1-4 family residential mortgages	-	2,030	334,300	5,013	1,520	15,285	358,148
Commercial mortgages	-	-	382,108	61,563	8,530	21,431	473,632
Consumer	524	18,535	32,821	1,225	179	120	53,404
Total Loans	$46,386	$34,485	$832,787	$75,893	$14,723	$56,937	$1,061,211

In addition, the adequacy of the Company’s ALLL is evaluated through reference to eight qualitative factors, listed below and ranked in order of importance:

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

Qualitative factors that were initially downgraded with the onset of the COVID-19 pandemic were subsequently upgraded with the quarter-ended June 30, 2021. During that quarter, the Company released of a portion of the reserves for loan losses related to the pandemic, as credit deterioration since the onset of COVID-19 has so far not been experienced to the extent anticipated. No additional changes were made to the economic qualitative factors during the quarter ended September 30, 2021, December 31, 2021 or March 31, 2022. If economic conditions improve or worsen, the Company could experience changes in the required ALLL. It is possible that asset quality metrics could decline in the future if there is a resurgence of COVID-19 cases that disrupts economic activity.

For each segment and class of loans, management must exercise significant judgment to determine the estimation method that fits the credit risk characteristics of its various segments. Although this evaluation is inherently subjective, qualified management utilizes its significant knowledge and experience related to both the Company’s markets and the history of the Company’s loan losses.

Impaired loans are individually evaluated and, if deemed appropriate, a specific allocation is made for these loans. In reviewing the loans classified as impaired loans totaling $1.5 million at March 31, 2022, a specific valuation allowance was recognized after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the borrower. The $27 thousand in the allowance total shown below as individually evaluated for impairment was attributed to the impaired student loans that required an allowance as of March 31, 2022 due to the loss of the insurance on this portfolio as discussed previously.

A summary of the transactions in the Allowance for Loan Losses by major loan portfolio segment for the three months ended March 31, 2022 and the year ended December 31, 2021 appears below (dollars in thousands):

As of and for the period ended March 31, 2022
	Commercial Loans	Real Estate Construction and Land	Real Estate Mortgages	Consumer Loans	Total
Allowance for Loan Losses:
Balance as of beginning of year	$252	$399	$4,478	$855	$5,984
Charge-offs	(240)	-	-	(233)	(473)
Recoveries	114	4	2	55	175
Provision for (recovery of) loan losses	134	(50)	(98)	162	148
Ending Balance	$260	$353	$4,382	$839	$5,834

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$27	$27
Collectively evaluated for impairment	260	353	4,382	812	5,807
Acquired loans - purchased credit impaired	-	-	-	-	-

Loans:
Individually evaluated for impairment	$-	$-	$612	$846	$1,458
Collectively evaluated for impairment	87,945	48,525	761,501	49,731	947,702
Acquired loans - purchased credit impaired	913	16,412	40,372	105	57,802
Ending Balance	$88,858	$64,937	$802,485	$50,682	$1,006,962

As of and for the period ended December 31, 2021
	Commercial Loans	Real Estate Construction and Land	Real Estate Mortgages	Consumer Loans	Total
Allowance for Loan Losses:
Balance as of beginning of year	$209	$160	$3,897	$1,189	$5,455
Charge-offs	(147)	-	-	(688)	(835)
Recoveries	191	12	6	141	350
Provision for (recovery of) loan losses	(1)	227	575	213	1,014
Ending Balance	$252	$399	$4,478	$855	$5,984

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$6	$6
Collectively evaluated for impairment	252	399	4,478	849	5,978
Acquired loans - purchased credit impaired	-	-	-	-	-

Loans:
Individually evaluated for impairment	$-	$-	$594	$935	$1,529
Collectively evaluated for impairment	95,702	60,755	786,491	52,351	995,299
Acquired loans - purchased credit impaired	994	18,576	44,695	118	64,383
Ending Balance	$96,696	$79,331	$831,780	$53,404	$1,061,211

As previously mentioned, one of the major factors that the Company uses in evaluating the adequacy of its ALLL is changes in the volume of delinquent loans. Management monitors payment activity on a regular basis. For all classes of loans, the

Company considers the entire balance of the loan to be contractually delinquent if the minimum payment is not received by the due date. Interest and fees continue to accrue on past due loans until they are placed in nonaccrual or charged off.

The following tables show the aging of past due loans as of March 31, 2022 and December 31, 2021 (dollars in thousands).

Past Due Aging as of March 31, 2022	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	PCI	Current	Total Loans	90 Days Past Due and Still Accruing

Commercial	$68	$81	$548	$697	$913	$87,248	$88,858	$548
Real estate construction and land	215	-	-	215	16,412	48,310	64,937	-
1-4 family residential mortgages	926	-	210	1,136	13,828	328,418	343,382	210
Commercial mortgages	227	-	-	227	26,544	432,332	459,103	-
Consumer loans	300	84	79	463	105	50,114	50,682	79
Total Loans	$1,736	$165	$837	$2,738	$57,802	$946,422	$1,006,962	$837

Past Due Aging as of December 31, 2021	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	PCI	Current	Total Loans	90 Days Past Due and Still Accruing

Commercial	$385	$355	$718	$1,458	$994	$94,244	$96,696	$718
Real estate construction and land	873	1,283	-	2,156	18,576	58,599	79,331	-
1-4 family residential mortgages	1,508	100	495	2,103	16,020	340,025	358,148	-
Commercial mortgages	-	-	-	-	28,675	444,957	473,632	-
Consumer loans	345	196	83	624	118	52,662	53,404	83
Total Loans	$3,111	$1,934	$1,296	$6,341	$64,383	$990,487	$1,061,211	$801

NOTE 6. Goodwill and Other Intangible Assets

The carrying amount of goodwill was $8.1 million at March 31, 2022 and December 31, 2021 and $372 thousand at March 31, 2021. The acquisition of Fauquier as of April 1, 2021 accounted for the increase of $7.8 million from March 31, 2021 to March 31, 2022.

The Company had $8.1 million, $8.5 million and $324 thousand of other intangible assets as of March 31, 2022, December 31, 2021 and March 31, 2021, respectively. Other intangible assets were recognized in connection with (i) the book of business, including interest in the client relationships of an officer, acquired by VNB Wealth in 2016, now referred to as Sturman Wealth Advisors, and (ii) the core deposits acquired from Fauquier in 2021. The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets (dollars in thousands):

	March 31, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible	$9,660	$(1,828)	$9,660	$(1,389)
Customer relationships intangible	773	(516)	773	(499)
Total	$10,433	$(2,344)	$10,433	$(1,888)

Amortization expense was $456 thousand and $17 thousand for the three months ended March 31, 2022 and 2021, respectively.

Estimated future amortization expense as of March 31, 2022 is as follows (dollars in thousands):

	Core	Customer
	Deposit	Relationships
	Intangible	Intangible
For the nine months ending December 31, 2022	$1,246	$50
For the year ending December 31, 2023	1,493	67
For the year ending December 31, 2024	1,301	67
For the year ending December 31, 2025	1,110	67
For the year ending December 31, 2026	918	6
Thereafter	1,764	-
Total	$7,832	$257

Note 7. Leases

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

The following tables present information about the Company’s leases (dollars in thousands):

	March 31, 2022	March 31, 2021
Lease liability	$7,295	$3,392
Right-of-use asset	$7,744	$3,327
Weighted average remaining lease term	6.19 years	4.97 years
Weighted average discount rate	1.98%	2.53%

	Three Months Ended March 31,
Lease Expense	2022	2021
Operating lease expense	$445	$222
Short-term lease expense	52	29
Total lease expense	$497	$251
Cash paid for amounts included in lease liabilities	$398	$219

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Undiscounted Cash Flow	March 31, 2022
Nine months ending December 31, 2022	$1,223
Twelve months ending December 31, 2023	1,567
Twelve months ending December 31, 2024	1,296
Twelve months ending December 31, 2025	1,091
Twelve months ending December 31, 2026	748
Twelve months ending December 31, 2027	650
Thereafter	1,141
Total undiscounted cash flows	$7,716
Less: Discount	(421)
Lease liability	$7,295

Note 8. Net Income Per Share

The table below shows the weighted average number of shares used in computing net income per common share and the effect of the weighted average number of shares of potential dilutive common stock for the three months ended March 31, 2022 and 2021. Diluted net income per share is computed based on the weighted average number of shares of common stock equivalents outstanding, to the extent dilutive. The Company’s common stock equivalents relate to outstanding common stock options. Unvested restricted stock as of March 31, 2022 and March 31, 2021 is included in the calculation of basic and diluted net income per share (dollars below reported in thousands except per share data).

Three Months Ended	March 31, 2022			March 31, 2021
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic net income per share	$4,924	5,311,983	$0.93	$1,505	2,719,840	$0.55
Effect of dilutive stock options	-	31,581	(0.01)	-	7,608	-
Diluted net income per share	$4,924	5,343,564	$0.92	$1,505	2,727,448	$0.55

For the three months ended March 31, 2022, there were 101,901 option shares considered anti-dilutive and excluded from this calculation. For the three months ended March 31, 2021, there were 78,301 option shares considered anti-dilutive and excluded from this calculation.

Note 9. Stock Incentive Plans

At the Annual Shareholders Meeting on May 21, 2014, shareholders approved the Virginia National Bankshares Corporation 2014 Stock Incentive Plan. The 2014 Plan made available up to 275,625 shares of the Company’s common stock, as adjusted by prior issued stock dividends, to be issued to plan participants. The 2014 Plan provides for granting of both incentive and nonqualified stock options, as well as restricted stock, unrestricted stock and other stock based awards. No new grants can be issued under the 2005 Stock Incentive Plan as this plan has expired.

For the 2014 Plan and the 2005 Plan, the option price of incentive stock options cannot be less than the fair value of the stock at the time an option is granted. Nonqualified stock options may be granted at prices established by the Board of Directors, including prices less than the fair value on the date of grant. Outstanding stock options generally expire ten years from the grant date. Stock options generally vest by the fourth or fifth anniversary of the date of the grant.

A summary of the shares issued and available under each of the Plans is shown below as of March 31, 2022. Share data and exercise price range per share have been adjusted to reflect prior issued stock dividends. Although the 2005 Plan has expired and no new grants will be issued under this plan, there were options issued before the plan expired that are still outstanding as shown below.

	2014 Plan	2005 Plan
Aggregate shares issuable	275,625	253,575
Options issued, net of forfeited and expired options	(170,106)	(59,870)
Unrestricted stock issued	(11,635)	—
Restricted stock grants issued, net of forfeited	(65,853)	—
Cancelled due to Plan expiration	—	(193,705)
Remaining available for grant	28,031	-

Stock grants issued and outstanding:
Total vested and unvested shares	77,488	—
Fully vested shares	27,509	—

Option grants issued and outstanding:
Total vested and unvested shares	167,901	1,379
Fully vested shares	62,894	1,379

Exercise price range	$23.75 to $42.62	$13.69

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

Stock Options

Changes in the stock options outstanding related to the Plans are summarized below (dollars in thousands except per share data):

	March 31, 2022
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2022	169,280	$33.89	$962
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2022	169,280	$33.89	$680

Options exercisable at March 31, 2022	64,273	$36.30	$203

For the three months ended March 31, 2022 and 2021, the Company recognized $41 thousand and $34 thousand, respectively, in compensation expense for stock options. As of March 31, 2022, there was $356 thousand in unrecognized compensation expense remaining to be recognized in future reporting periods through 2026. The fair value of any stock option grant is estimated at the grant date using the Black-Scholes pricing model. There were no stock option grants issued during the three months ended March 31, 2022 or the three months ended March 31, 2021.

Summary information pertaining to options outstanding at March 31, 2022 is shown below. Share and per share data have been adjusted to reflect the prior stock dividends issued.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$13.69 to $20.00	1,379	0.9 Years	$13.69	1,379	$13.69
$20.01 to $30.00	66,000	8.3 Years	24.64	18,400	25.02
$30.01 to $40.00	44,420	8.3 Years	36.97	10,008	38.38
$40.01 to $42.62	57,481	6.1 Years	42.62	34,486	42.62
Total	169,280	7.5 Years	$33.89	64,273	$36.30

Stock Grants

Restricted stock grants – During the three months ended March 31, 2022, 5,680 and 12,856 restricted shares, respectively, were granted to employees and non-employee directors, vesting over a four-year period. During the three months ended March 31, 2021, 5,025 and 8,478 restricted shares, respectively, were granted. For the three months ended March 31, 2022, $93 thousand and $61 thousand, respectively, was expensed as a result of restricted stock grants. As of March 31, 2022, there was $1.4 million in unrecognized compensation expense for all restricted stock grants remaining to be recognized in future reporting periods through 2026.

Changes in the restricted stock grants outstanding during the three months ended March 31, 2022 are summarized below (dollars in thousands except per share data):

	March 31, 2022
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested as of January 1, 2022	37,011	$28.98	$1,277
Issued	18,536	35.62	639
Vested	(4,968)	(27.91)	(171)
Forfeited	(600)	(33.74)	(21)
Nonvested at March 31, 2022	49,979	$31.49	$1,724

Note 10. Fair Value Measurements

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

Securities available for sale

Securities AFS are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2).

Interest rate swaps

The Company recognizes interest rate swaps at fair value. The Company has contracted with a third-party to provide valuations for interest rate swaps using standard valuation techniques. The Company’s interest rate swaps are classified as Level 2.

The following tables present the balances measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (dollars in thousands):

		Fair Value Measurements at March 31, 2022 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government treasuries	$39,392	$-	$39,392	$-
U.S. Government agencies	32,264	-	32,264	-
Mortgage-backed securities/CMOs	176,960	-	176,960	-
Corporate bonds	3,703	-	3,703	-
Municipal bonds	89,042	-	89,042	-
Total securities available for sale	$341,361	$-	$341,361	$-

Interest rate swap asset	107	-	107	-
Total assets at fair value	$341,468	$-	$341,468	$-

		Fair Value Measurements at December 31, 2021 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$31,581	$-	$31,581	$-
Mortgage-backed securities/CMOs	170,964	-	170,964	-
Municipal bonds	101,272	-	101,272	-
Total securities available for sale	$303,817	$-	$303,817	$-

Liabilities:
Interest rate swap liabilities	$197	$-	$197	$-
Total liabilities at fair value	$197	$-	$197	$-

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

Other Real Estate Owned

Other real estate owned is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the ALLL. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the Consolidated Statements of Income. As of March 31, 2022 and December 31, 2021, the Company had one OREO property acquired through the Merger which is carried at a fair value of $611 thousand.

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

Impaired loans allocated to the ALLL are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. The

Company had impaired loans, excluding PCI loans, of $1.5 million as of both March 31, 2022 and December 31, 2021. All impaired loans were measured based on expected future cash flows discounted at the loan’s effective interest rate, or fair value of collateral, as noted above.

The following table presents the Company’s assets that were measured at fair value on a nonrecurring basis as of March 31, 2022. There were no such assets to report as of December 31, 2021.

		Fair Value Measurements at March 31, 2022 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Other Real Estate Owned	$611	$—	$—	$611

For the assets measured at fair value on a nonrecurring basis as of March 31, 2022, the following table displays quantitative information about Level 3 Fair Value Measurements (dollars in thousands):

Description	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Assets:
Other Real Estate Owned	$611	Market comparables	Discount applied to bonafide offer	6.0%
* A discount percentage is applied based on estimated cost to sell.

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

The carrying values and estimated fair values of the Company's financial instruments as of March 31, 2022 and December 31, 2021 are as follows (dollars in thousands):

		Fair Value Measurements at March 31, 2022 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$480,608	$480,608	$-	$-	$480,608
Available for sale securities	341,361	-	341,361	-	341,361
Loans, net	1,001,128	-	-	993,671	993,671
Bank owned life insurance	36,987	-	36,987	-	36,987
Other real estate owned, net	611	-	-	611	611
Accrued interest receivable	3,471	-	1,162	2,309	3,471
Interest rate swap asset	107	-	107	-	107

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$1,618,946	$-	$1,618,946	$-	$1,618,946
Certificates of deposit	155,402	-	155,093	-	155,093
Junior subordinated debt, net	3,379	-	3,804	-	3,804
Accrued interest payable	136	-	136	-	136

		Fair Value Measurements at December 31, 2021 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$508,840	$508,840	$-	$-	$508,840
Available for sale securities	303,817	-	303,817	-	303,817
Loans, net	1,055,227	-	-	1,059,650	1,059,650
Bank owned life insurance	31,234	-	31,234	-	31,234
Other real estate owned, net	611	-	-	611	611
Accrued interest receivable	3,778	-	1,252	2,526	3,778

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$1,634,125	$-	$1,634,125	$-	$1,634,125
Certificates of deposit	162,045	-	161,850	-	161,850
Junior subordinated debt	3,367	-	3,367	-	3,367
Accrued interest payable	174	-	174	-	174
Interest rate swap liabilities	197	-	197	-	197

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

Note 11. Other Comprehensive Income (Loss)

A component of the Company’s other comprehensive income (loss), in addition to net income from operations, is the recognition of the unrealized gains and losses on AFS securities, net of income taxes. Reclassifications of realized gains and losses on AFS securities are reported in the income statement as “Gains on sales of securities” with the corresponding income tax effect reflected as a component of income tax expense. There were no sales of securities in the first three months ended March 31, 2022 and 2021.

The following table presents the cumulative balances of the components of accumulated other comprehensive income (loss), net of deferred taxes of ($4.5) million and ($464) thousand, as of March 31, 2022 and December 31, 2021, respectively (dollars in thousands).

	March 31, 2022	December 31, 2021
Accumulated other comprehensive loss on securities	$(21,812)	$(2,164)
Accumulated other comprehensive income (loss) on interest rate swap	171	(47)
Total accumulated other comprehensive loss	$(21,641)	$(2,211)

Note 12. Derivative Instruments and Hedging Activities

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

Cash flow hedges. The Company designates interest rate swaps as cash flow hedges when they are used to manage exposure to variability in cash flows on variable rate borrowings such as the Company’s junior subordinated debt. These interest rate swaps are derivative financial instruments that manage the risk of variability in cash flows by exchanging variable-rate interest payments on a notional amount of the Company’s borrowings for fixed-rate interest payments. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable-rate interest payments, and the Company assesses the effectiveness of each hedging relationship quarterly. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of March 31, 2022 and December 31, 2021, the Company had designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings through 2036.

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

Cash collateral held at other banks for swaps was $570 thousand as of March 31, 2022 and December 31, 2021. Collateral is dependent on the market valuation of the underlying hedges.

The follow table summarizes the Company’s derivative instruments as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022
Derivatives designated as hedging instruments	Notional/ Contract Amount	Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate forward swap - cash flow	$4,000	$(621)	Junior subordinated debt	6/15/2031

	December 31, 2021
Derivatives designated as hedging instruments	Notional/ Contract Amount	Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate forward swap - cash flow	$4,000	$(633)	Junior subordinated debt	6/15/2031
Interest rate swap - fair value	$3,940	$(8)	Other Liabilities	2/12/2022

Note 13. Segment Reporting

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

A management fee for administrative and technology support services provided by the Bank is allocated to the other three lines of business. For both the three months ended March 31, 2022 and 2021, management fees totaling $25 thousand were charged by the Bank and eliminated in consolidated totals.

Segment information for the three months ended March 31, 2022 and 2021 is shown in the following tables (dollars in thousands). Note that asset information is not reported below, as the assets of Sturman Wealth Advisors and VNB Trust &

Estate Services are reported at the Bank level; also, assets specifically allocated to the lines of business other than the Bank are insignificant and are no longer provided to the chief operating decision maker.

Three months ended March 31, 2022	Bank	Sturman Wealth Advisors	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$11,425	$-	$-	$-	$11,425
Provision for loan losses	148	-	-	-	148
Noninterest income	1,534	216	2,831	206	4,787
Noninterest expense	8,821	166	922	186	10,095
Income before income taxes	3,990	50	1,909	20	5,969
Provision for income taxes	630	10	401	4	1,045
Net income	$3,360	$40	$1,508	$16	$4,924

Three months ended March 31, 2021	Bank	Sturman Wealth Advisors	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$5,974	$-	$-	$-	$5,974
Provision for loan losses	351	-	-	-	351
Noninterest income	514	191	201	133	1,039
Noninterest expense	4,255	160	206	160	4,781
Income (loss) before income taxes	1,882	31	(5)	(27)	1,881
Provision for (benefit from) income taxes	376	7	(1)	(6)	376
Net income (loss)	$1,506	$24	$(4)	$(21)	$1,505

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements, and notes thereto, of Virginia National Bankshares Corporation included in this report and the audited consolidated financial statements, and notes thereto, of the Company included in the Company’s Form 10-K for the year ended December 31, 2021. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or any future period.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT COULD AFFECT FUTURE RESULTS

Certain statements contained or incorporated by reference in this quarterly report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, statements with respect to the Company’s operations, performance, future strategy and goals, and are often characterized by use of qualified words such as “expect,” “believe,” “estimate,” “project,” “anticipate,” “intend,” “will,” “should,” or words of similar meaning or other statements concerning the opinions or judgement of the Company and its management about future events. While Company management believes such statements to be reasonable, future events and predictions are subject to circumstances that are not within the control of the Company and its management. Actual results may differ materially from those included in the forward-looking statements due to a number of factors, including, without limitation, the effects of and changes in: general economic and market conditions, including the effects of declines in real estate values, an increase in unemployment levels and general economic contraction as a result of COVID-19 or other pandemics; fluctuations in interest rates, deposits, loan demand, and asset quality; assumptions that underlie the Company’s ALLL; the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts or public health events (e.g., COVID-19 or other pandemics), and of governmental and societal responses thereto; the performance of vendors or other parties with which the Company does business; competition; technology; changes in laws, regulations and guidance; changes in accounting principles or guidelines; performance of assets under management; expected revenue synergies and cost savings from the recently completed merger with Fauquier may not be fully realized or realized within the expected timeframe; the businesses of the Company and Fauquier may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; revenues following the Merger may be lower than expected; customer and employee relationships and business operations may be disrupted by the merger; and other factors impacting financial services businesses. Many of these factors and additional risks and uncertainties are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and other reports filed from time to time by the Company with the Securities and Exchange Commission. These statements speak only as of the date made, and the Company does not undertake to update any forward-looking statements to reflect changes or events that may occur after this release.

MERGER WITH FAUQUIER BANKSHARES, INC., AND THE FAUQUIER BANK

On April 1, 2021, the Company completed its Merger with Fauquier. The Merger of Fauquier with and into the Company was effected pursuant to the terms and conditions of the Agreement and Plan of Reorganization, dated as of September 30, 2020, between the Company and Fauquier, and a related Plan of Merger. Immediately after the Merger, The Fauquier Bank, Fauquier’s wholly-owned bank subsidiary, merged with and into Virginia National Bank, the Company’s wholly-owned bank subsidiary.

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

OVERVIEW

Our primary financial goal is to maximize the Company’s earnings to increase long-term shareholder value. We monitor three key financial performance measures to determine our success in realizing this goal: 1) return on average assets, 2) return on average equity, and 3) net income per share.

•
ROAA for the three months ended March 31, 2022 was 1.03% compared to 0.68% realized in the same period in the prior year, as the increase in net income outweighed the increase in assets as a result of the Merger.
•
ROAE for the three months ended March 31, 2022 was 12.53% compared to 7.40% realized in same period in the prior year, as the increase in net income was greater than the increase in equity as a result of the Merger.
•
Net income per diluted share was $0.92 for the three months ended March 31, 2022, compared to $0.55 for the same period in the prior year. The increase in net income of $3.4 million, from $1.5 million for the three months ended March 31, 2021 to $4.9 million for the three months ended March 31, 2022, was proportionately larger than the increase in number of shares outstanding period over period due to the Merger.

We also manage our capital levels through growth, quarterly cash dividends, periodic stock dividends and share repurchases, when prudent, while maintaining a strong capital position. Refer to the Results of Operations, Non-GAAP Presentation section, later in this Management’s Discussion and Analysis for more discussion on these financial performance measures.

IMPACT OF COVID-19

The Company’s financial performance generally, and in particular the ability of its borrowers to repay their loans, the value of collateral securing those loans, as well as demand for loans and other products and services the Company offers, is dependent on the business environment in its primary markets. COVID-19 has had, and may have in the future, a wide range of economic impacts nationally and in the Company’s primary markets. Continuing cases of COVID-19, including the emergence of variants of the COVID-19 virus, continue to be a public health concern in the Company’s markets. There have been encouraging signs of strength in the economic recovery, including growth in consumer spending and improvement in the labor market, but many businesses continue to face difficulty in hiring desirable employees and meeting consumer demand, and certain portions of the global supply chain remain challenged by shortages and delays that first occurred due to the initial COVID-19 outbreak. There remains uncertainty about the pace of economic recovery, including uncertainty related to the labor market, inflation and fiscal and monetary policy responses from the federal government. There remains a risk that consumers and borrowers who have been supported during the pandemic by government stimulus measures may not return to employment and may not be able to repay debts as agreed following the cessation of government stimulus programs, including expanded unemployment benefits.

Management will carefully monitor any future impacts attributable to the COVID-19 pandemic and its impact on the Company’s markets, customers and employees, and believes that the pandemic continues to present risks of elevated loan losses, sustained net interest margin compression and falling demand for loans; however, at this time management cannot determine the ultimate impact of the pandemic on the results of operations of the Company.

Throughout the onset of this pandemic, the Company has maintained its high standards of credit quality on organic loan funding to limit credit risk exposure. Loan deferrals as of March 31, 2022 were negligible.

As of March 31, 2022, capital ratios of the Company were in excess of regulatory requirements. While currently included in the category of “well capitalized” by bank regulators, a prolonged economic recession could adversely impact reported and regulatory capital ratios. The Company maintains access to multiple sources of liquidity. Management has also revisited its capital and liquidity stress tests, as well as capital and liquidity contingency plans to validate how the Company can react effectively to the economic downturn caused by this pandemic.

Operations, Processes, Controls and Business Continuity Plan

The Company reacted quickly to the COVID-19 pandemic. Since the start of the pandemic, the Company has taken and is continuing to take precautions to protect the safety and well-being of the Bank’s employees and customers. We began internal social distancing in mid-March of 2020, as well as distancing from the public by keeping our drive-thru services available, and encouraging customers to conduct transactions at ATMs, through online banking and/or the mobile app. The Company also increased consumer and business mobile deposit limits to encourage customers to make deposits remotely from the safety of their home or business. The Company implemented a temporary schedule whereby most staff members worked remotely, allowing the remaining essential staff to create more distance between each other within the offices. We temporarily increased the number of staff in the client service center to assist more customers by telephone and encourage them to utilize online and mobile banking. The client service center was also moved on a short-term basis to a larger location to allow for appropriate social distancing. In addition, the Company enhanced disinfecting procedures to include hospital-grade cleaning solution and foggers, increased the frequency of cleaning and issued personal protective equipment, including N-95 and disposable face masks, face shields, sneeze guards, gloves and thermometers, to employees, along with specific instructions for use, to enhance their safety. We also installed disinfecting protective strips to high touch areas and placed free-standing air filter machines throughout our facilities. We purchased COVID-19 instant test kits that we have on-site, ready to be deployed when needed, and we provided antibody testing options to all employees. Management provides frequent email communications and social media updates regarding COVID-19, helpful tips and status of Company initiatives, as well as warning customers of potential scams during this pandemic. The Bank remains very focused on the safety and well-being of its employees and customers during COVID-19 and is committed to safely and responsibly operating its branches and operating facilities, as all branches have reopened and work schedules have returned to normal.

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

For additional information regarding critical accounting policies, refer to the Application of Critical Accounting Policies and Critical Accounting Estimates section under Item 7 in the Company’s 2021 Form 10-K. There have been no significant changes in the Company’s application of critical accounting policies since December 31, 2021.

FINANCIAL CONDITION

Total assets

The total assets of the Company as of March 31, 2022 were $1.9 billion. This is a $37 thousand, or 1.9%, decrease from total assets reported at December 31, 2021 and a $1.0 billion, or 110.7%, increase from the $918.4 million reported at March 31, 2021. The year-over-year increase was substantially due to the acquisition of Fauquier, which became effective April 1, 2021.

Interest-bearing deposits in other banks

The Company had $311.5 million of interest-bearing deposits in other banks as of March 31, 2022, compared to $336.0 million as of December 31, 2021 and zero as of March 31, 2021, as the current and year-end balance included accounts held by Fauquier, primarily at the Federal Reserve Bank of Richmond.

Federal funds sold

The Company had overnight federal funds sold of $152.5 million as of March 31, 2022 and December 31, 2021 and $77.1 million as of March 31, 2021. Any excess funds are sold on a daily basis in the federal funds market. The Company intends to maintain sufficient liquidity at all times to meet its funding commitments.

The Company continues to participate in the Excess Balance Account of the Federal Reserve Bank of Richmond. The EBA is a limited-purpose account at the FRB for the maintenance of excess cash balances held by financial institutions. The

EBA eliminates the potential of concentration risk that comes with depositing excess balances with one or multiple correspondent banks.

Securities

The Company’s investment securities portfolio as of March 31, 2022 totaled $346.5 million, an increase of $37.7 million compared with the $308.8 million reported at December 31, 2021 and an increase of $170.8 million from the $175.7 million reported at March 31, 2021. The increase from year-end is the result of deploying excess funds into higher yielding assets and the increase from the same period in the prior year is due to the inclusion of the investment securities portfolio of Fauquier upon effective date of the Merger as of April 1, 2021. Management proactively manages the mix of earning assets and cost of funds to maximize the earning capacity of the Company. At March 31, 2022 and December 31, 2021, the investment securities holdings represented 17.9% and 15.7% of the Company’s total assets, respectively.

The Company’s investment securities portfolio included restricted securities totaling $5.1 million as of March 31, 2022, compared to $5.0 million as of December 31, 2021 and $2.7 million as of March 31, 2021. These securities represent stock in the FRB, the FHLB, CBB Financial Corporation, the holding company for Community Bankers Bank, and an investment in an SBA loan fund. The level of FRB and FHLB stock that the Company is required to hold is determined in accordance with membership guidelines provided by the Federal Reserve and the FHLB, respectively. Stock ownership in the bank holding company for Community Bankers’ Bank provides the Company with several benefits that are not available to non-shareholder correspondent banks. None of these restricted securities are traded on the open market and can only be redeemed by the respective issuer.

At March 31, 2022, the unrestricted securities portfolio totaled $341.4 million. The following table summarizes the Company's AFS securities by type as of March 31, 2022, December 31, 2021, and March 31, 2021 (dollars in thousands):

	March 31, 2022		December 31, 2021		March 31, 2021
		Percent		Percent		Percent
	Balance	of Total	Balance	of Total	Balance	of Total
U.S. Government treasuries	$39,392	11.5%	$—	—	$—	—
U.S. Government agencies	32,264	9.5%	31,581	10.4%	32,561	18.8%
Mortgage-backed securities/CMOs	176,960	51.8%	170,964	56.3%	72,328	41.8%
Corporate bonds	3,703	1.1%	—	—	—	—
Municipal bonds	89,042	26.1%	101,272	33.3%	68,199	39.4%
Total available for sale securities	$341,361	100.0%	$303,817	100.0%	$173,088	100.0%

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

Loan portfolio

A management objective is to grow loan balances while maintaining the asset quality of the loan portfolio. The Company seeks to achieve this objective by maintaining rigorous underwriting standards coupled with regular evaluation of the creditworthiness of, and the designation of lending limits for, each borrowing relationship. The portfolio strategies include seeking industry, loan size, and loan type diversification to minimize credit exposure and originating loans in markets with which the Company is familiar. The predominant market area for the loans shown below includes the cities of Charlottesville, Winchester, Manassas and Richmond (and the greater Richmond area), the counties of Albemarle, Fauquier, Prince William and Frederick, and areas in the Commonwealth of Virginia that are within a 100-mile radius of any office of the Company.

As of March 31, 2022, total loans were $1.0 billion, compared to $1.1 billion as of December 31, 2021 and $621.1 million at March 31, 2021. Loans as a percentage of total assets at March 31, 2022 were 52.0%, compared to 67.6% as of March 31, 2021. Loans as a percentage of deposits at March 31, 2022 were 56.8%, compared to 77.2% as of March 31, 2021.

The following table summarizes the Company's loan portfolio by type of loan as of March 31, 2022, December 31, 2021, and March 31, 2021 (dollars in thousands):

	March 31, 2022		December 31, 2021		March 31, 2021
	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
Commercial loans	$88,858	8.8%	$96,696	9.1%	$130,388	21.0%
Real estate mortgage:
Construction and land	64,937	6.5%	79,331	7.5%	26,254	4.2%
1-4 family residential mortgages	343,382	34.1%	358,148	33.8%	134,826	21.7%
Commercial	459,103	45.6%	473,632	44.6%	274,610	44.2%
Total real estate mortgage	867,422	86.2%	911,111	85.9%	435,690	70.1%
Consumer	50,682	5.0%	53,404	5.0%	54,990	8.9%
Total loans	$1,006,962	100.0%	$1,061,211	100.0%	$621,068	100.0%

The Company's planned strategy to further improve asset quality through negotiation of loan paydowns and PPP forgiveness resulted in a decease in loan balances of $54.2 million, or 5.1%, from December 31, 2021 to March 31, 2022. Loan balances increased $385.9 million, or 62.1%, from March 31, 2021. The increase year-over-year is primarily due to the inclusion of Fauquier’s loans of $602.6 million, net of the fair value mark, as of the effective date of the Merger of April 1, 2021, for which the carrying amount as of March 31, 2022 amounts to $391.9 million. As of March 31, 2022, less than $10.0 million of PPP loans remain outstanding on the Bank's balance sheet.

Loan quality

Non-accrual loans, comprised of only two loans to one borrower, totaled $518 thousand at March 31, 2022, compared to balances of $495 thousand and $5 thousand reported at December 31, 2021 and March 31, 2021, respectively. Acquired Loans which otherwise would be in non-accrual status are not included in the March 31, 2022 and December 31, 2021 balances, as they earn interest through the yield accretion.

The Company had loans in its portfolio totaling $837 thousand, $801 thousand and $399 thousand, as of March 31, 2022, December 31, 2021 and March 31, 2021, respectively, that were 90 or more days past due, with all such loans still accruing interest as the Company deemed them to be collectible. The balance as of March 31, 2022 includes a government-guaranteed loan in the amount of $548 thousand. The portfolio only includes four non-insured student loans that are 90 days or more past due and still accruing interest, amounting to $79 thousand.

At March 31, 2022 and December 31, 2021, the Company had loans classified as impaired loans in the amount of $1.5 million, compared to $1.2 million at March 31, 2021. Based on regulatory guidance on student lending, the Company has classified 56 of its Purchased Student Loans as TDRs for a total of $846 thousand as of March 31, 2022. These borrowers that should have been in repayment have requested and been granted payment extensions or reductions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered TDRs. Student loan borrowers are allowed in-school deferments, plus an automatic six-month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance. Management has evaluated these loans individually for impairment and included any probable loss in the allowance for loan loss; interest continues to accrue on these TDRs during any deferment and forbearance periods.

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

The relationship of the ALLL to total loans and nonaccrual loans appears below (dollars in thousands):

	March 31, 2022	December 31, 2021	March 31, 2021
Total loans	$1,006,962	$1,061,211	$621,068
Nonaccrual loans	$518	$495	$5
Allowance for loan losses	$5,834	$5,984	$5,615
Nonaccrual loans to total loans	0.05%	0.05%	0.00%
ALLL to total loans	0.58%	0.56%	0.90%
ALLL to nonaccrual loans	1126.25%	1208.89%	112300.00%

The ALLL as a percentage of loans was 0.58% as of March 31, 2022, 0.56% as of December 31, 2021, and 0.90% as of March 31, 2021. The percentage decrease as compared to the same period in the prior year relates to the elimination of Fauquier’s ALLL as the Acquired Loans were recorded at fair value. The ALLL as a percentage of loans, excluding the impact of Acquired Loans and the fair value mark (a non-GAAP financial measure), would have been 0.95% as of March 31, 2022. Refer to the Reconciliation of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP ALLL as a percentage of loans.

Provisions for loan losses totaling $148 thousand and $351 thousand were recorded in the three months ended March 31, 2022 and 2021, respectively. The following is a summary of the changes in the ALLL for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	2022	2021
Allowance for loan losses, January 1	$5,984	$5,455
Charge-offs	(473)	(241)
Recoveries	175	50
Provision for loan losses	148	351
Allowance for loan losses, March 31	$5,834	$5,615

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

Management reviews the ALLL on a quarterly basis to ensure it is adequate based upon the calculated probable losses inherent in the portfolio. Management believes the ALLL was adequately provided for as of March 31, 2022 and acknowledges that the ALLL may increase throughout the year as economic conditions may continue to deteriorate for the foreseeable future.

Premises and equipment

The Company’s premises and equipment, net of depreciation, as of March 31, 2022 totaled $24.7 million compared to $25.1 million as of December 31, 2021 and $5.1 million as of March 31, 2021, with the increase from the same period in the prior year due to the inclusion of Fauquier’s land and buildings at fair value effective April 1, 2021. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method based on the estimated useful lives of assets. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, assets and related accumulated depreciation are removed from the books, and any resulting gain or loss is charged to income.

As of March 31, 2022, the Company occupied sixteen full-service banking facilities throughout Albemarle, Fauquier and Prince William counties and the cities of Charlottesville, Richmond, Manassas and Winchester, Virginia. The Company also operates a drive-through location at 301 East Water Street, Charlottesville, Virginia.

The five-story office building at 404 People Place, Charlottesville, Virginia, located in Albemarle County, also serves as the Company’s corporate headquarters, operations center, and offices of both Masonry Capital and Sturman Wealth Advisors. VNB Trust & Estate Services is located at 103 Third Street, SE, Charlottesville, Virginia.

Both the Arlington Boulevard facility in Charlottesville and the People Place facility in Albemarle County also contain office space that is currently under lease to tenants.

Leases

As of March 31, 2022, the Company has recorded $7.7 million of right-of-use assets and $7.3 million of lease liabilities, in accordance with ASU 2016-02 “Leases” (Topic 842). As of December 31, 2021, $7.6 million of right-of-use assets and $7.1 million of lease liabilities were included on the balance sheet. The increase is due to the addition of a new lease for wealth management space and an extension of an existing lease for an additional five-year term. Right-of-use assets are assets that represent the Company’s right to use, or control the use of, a specified asset for the lease term, offset by the lease liability, which is the Company’s obligation to make lease payments arising from a lease, measured on a discounted basis.

Deposits

Deposit accounts represent the Company’s primary source of funds and are comprised of demand deposits, interest-bearing checking, money market, and savings accounts as well as time deposits. These deposits have been provided predominantly by individuals, businesses and charitable organizations in the Charlottesville, Albemarle, Fauquier, Prince William, Richmond and Winchester areas.

Total deposits as of March 31, 2022 were $1.8 billion, a decrease of $22 million compared to December 31, 2021, and an increase of $970.2 million compared to March 31, 2021. The primary reason for the increase in the year-over-year comparison is the inclusion of Fauquier’s deposits of $817.7 million, at fair value, effective upon the Merger date of April 1, 2021.

Deposit accounts
(dollars in thousands)	March 31, 2022		December 31, 2021		March 31, 2021
	Balance	% of Total Deposits	Balance	% of Total Deposits	Balance	% of Total Deposits
No cost and low cost deposits:
Noninterest demand deposits	$523,189	29.5%	$522,281	29.1%	$248,212	30.9%
Interest checking accounts	451,339	25.5%	446,314	24.8%	162,218	20.2%
Money market and savings deposit accounts	644,418	36.3%	665,530	37.1%	292,886	36.4%

Total noninterest and low cost deposit accounts	1,618,946	91.3%	1,634,125	91.0%	703,316	87.5%

Time deposit accounts:
Certificates of deposit	149,759	8.4%	155,901	8.7%	92,352	11.4%
CDARS deposits	5,643	0.3%	6,144	0.3%	8,492	1.1%
Total certificates of deposit and other time deposits	155,402	8.7%	162,045	9.0%	100,844	12.5%

Total deposit account balances	$1,774,348	100.0%	$1,796,170	100.0%	$804,160	100.0%

Noninterest-bearing demand deposits on March 31, 2022 were $523.2 million, representing 29.5% of total deposits. Interest-bearing transaction, money market, and savings accounts totaled $1.1 billion, and represented 61.8% of total deposits at March 31, 2022. Collectively, noninterest-bearing and interest-bearing transaction and money market accounts represented 91.3% of total deposit accounts at March 31, 2022. These account types are an excellent source of low-cost funding for the Company.

The Company also offers insured cash sweep deposit products. ICS® deposit balances of $31.0 million and $229.1 million are included in the interest checking accounts and the money market and savings deposit accounts balances, respectively, in the table above, as of March 31, 2022. As of December 31, 2021, ICS® deposit balances of $39.2 million and $225.9 million are included in the interest checking accounts and the money market and savings deposit account balances, respectively. All ICS accounts consist of reciprocal balances for the Company’s customers.

The remaining 8.7% and 9.0% of total deposits consisted of certificates of deposit and other time deposit accounts totaling $155.4 million and $162.0 million at March 31, 2022 and December 31, 2021, respectively. Included in these deposit totals are CDARSTM, whereby depositors can obtain FDIC deposit insurance on account balances of up to $50 million. CDARSTM deposits totaled $5.6 million as of March 31, 2022 and $6.1 million as of December 31, 2021, all of which were reciprocal balances for the Company’s customers.

Borrowings

Borrowings, consisting primarily of FHLB advances and federal funds purchased, are additional sources of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company's ability to earn a favorable spread on the funds obtained.

The Company has a collateral dependent line of credit with the FHLB, yet had no outstanding borrowings from FHLB advances as of March 31, 2022 or December 31, 2021. The Company had an off-balance sheet letter of credit, issued in favor of the Commonwealth of Virginia Department of the Treasury to secure public fund depository accounts and pledged commercial mortgages, in the amount of $60 million as of March 31, 2022 and December 31, 2021, as collateral for that letter of credit.

Additional borrowing arrangements maintained by the Company include formal federal funds lines with five major regional correspondent banks and the Federal Reserve discount window. The Company had no outstanding balances on these lines or facilities as of March 31, 2022, December 31, 2021 or March 31, 2021.

Junior Subordinated Debt

In 2006, a subsidiary of Fauquier, Fauquier Statutory Trust II, privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Fauquier’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. As of March 31, 2022 and December 31, 2021, total capital securities were $3.4 million, as adjusted to fair value as of the date of the Merger. The interest rate on the capital security resets every three months at 1.70% above the then current three-month LIBOR and is paid quarterly. Management is in communication with the issuer regarding the alternative reference rate that will apply after the discontinuance of LIBOR.

The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

Shareholders' equity and regulatory capital ratios

The following table displays the changes in shareholders' equity for the Company from December 31, 2021 to March 31, 2022 (dollars in thousands):

Equity, December 31, 2021	$161,987
Net income	4,924
Other comprehensive loss	(19,430)
Cash dividends declared	(1,596)
Equity increase due to expensing of stock options	41
Equity increase due to expensing of restricted stock	93
Equity, March 31, 2022	$146,019

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

The Company’s Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios were 15.09%, 15.09%, 15.66% and 8.03%, respectively, as of March 31, 2022, thus exceeding the minimum requirements. The Bank’s Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios were 14.88%, 14.88%, 15.45% and 7.92%, respectively, as of March 31, 2022, also exceeding the minimum requirements.

As of March 31, 2022, the Bank exceeded all of the following minimum capital ratios in order to be considered “well capitalized” under the PCA regulations, as revised: (i) a common equity Tier 1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%.

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

Management believes that the use of these non-GAAP measures provides meaningful information about operating performance by enhancing comparability with other financial periods, other financial institutions, and between different sources of interest income. The non-GAAP measures used by management enhance comparability by excluding the effects of (1) items that do not reflect ongoing operating performance, (2) items that do not reflect the implicit percentage of the ALLL to total loans, such as the impact of fair value adjustment, (3) balances of intangible assets, including goodwill, that vary significantly between institutions, and (4) tax benefits that are not consistent across different opportunities for investment. These non-GAAP financial measures should not be considered an alternative to GAAP-basis financial statements, and other banks and bank holding companies may define or calculate these or similar measures differently. Net income is discussed in Management’s Discussion and Analysis on a GAAP basis unless noted as “non-GAAP.”

A reconcilement of the non-GAAP financial measures used by the Company to evaluate and measure the Company's performance to the most directly comparable GAAP financial measures is presented below:

Reconcilement of Non-GAAP Measures:	As of or for the Three Months Ended
	March 31, 2022	March 31, 2021
Fully tax-equivalent measures
Net interest income	$11,425	$5,974
Fully tax-equivalent adjustment	65	47
Net interest income (FTE)	$11,490	$6,021

Efficiency ratio	62.3%	68.2%
Fully tax-equivalent adjustment	-0.3%	-0.5%
Efficiency ratio (FTE)	62.0%	67.7%

Net interest margin	2.57%	2.81%
Fully tax-equivalent adjustment	0.02%	0.02%
Net interest margin (FTE)	2.59%	2.83%

Other financial measures
ALLL to total loans	0.58%	0.90%
Impact of acquired loans and fair value mark	0.37%	0.00%
ALLL to total loans, excluding acquired loans and fair value mark (non-GAAP)	0.95%	0.90%

Book value per share	$27.42	$29.33
Impact of intangible assets	(3.05)	(0.26)
Tangible book value per share (non-GAAP)	$24.37	$29.07

Total equity	$146,019	$80,012
Impact of intangible assets	(16,231)	(696)
Tangible equity	$129,788	$79,316

Net income

Net income for the three months ended March 31, 2022 was $4.9 million, a $3.4 million or 227% increase compared to net income reported for the three months ended March 31, 2021. Net income per diluted share was $0.92 for the quarter ended March 31, 2022 compared to $0.55 per diluted share for the same quarter in the prior year, increasing as the expansion of net income was proportionately larger than the increase in weighted average diluted shares outstanding as a result of the Merger.

Net interest income

Net interest income (FTE) for the three months ended March 31, 2022 was $11.5 million, a $5.5 million increase compared to net interest income (FTE) of $6.0 million for the three months ended March 31, 2021. Net interest income (FTE) increased primarily due to the inclusion of Fauquier’s net interest income (FTE) for the current quarter, as the Merger was effective April 1, 2021. The increased volume of loans, a result of the Merger, increasing from an average of $618.9 million in the three months ended March 31, 2021 to $1.0 billion in the three months ended March 31, 2022, positively impacted interest income by $4.2 million. The higher average yield earned on loans, increasing to 4.23% from 3.89% for the periods noted, positively impacted interest income by $641 thousand. The fair value accretion on Acquired Loans positively impacted net interest income by 12 bps during the three months ended March 31, 2022. The increase in volume of securities held, primarily as the result of the Merger, from an average balance of $176.1 million for the three months ended March 31, 2021 to $313.4 million for the three months ended March 31, 2022, positively impacted net interest income by $638 thousand, and the increase in yield earned on such securities increased from 1.74% to 1.86% for the periods noted, positively impacted net interest income by $57 thousand. Interest bearing deposits in other banks contributed $120 thousand to net interest income (FTE) for the three months ended March 31, 2022, as such assets were acquired during the Merger and not held prior to the Effective Date. Net interest income (FTE) was negatively impacted by the $227 thousand increase in interest expense, as described below.

Net interest margin (FTE) is the ratio of net interest income (FTE) to average earning assets for the period. The level of interest rates, together with the volume and mix of earning assets and interest-bearing liabilities, impact net interest income (FTE) and net interest margin (FTE). The net interest margin (FTE) of 2.59% for the three months ended March 31, 2022 was 24 bps lower than the 2.83% for the three months ended March 31, 2021. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP net interest margin.

Interest expense increased $227 thousand for the three months ended March 31, 2022 compared to the same period in the prior year, due to increased volume of deposits from the Merger, as average interest-bearing deposits increased $705.3 million for the period noted, negatively impacting interest expense by $525 thousand, offset by lower rates paid on deposits, positively impacting interest expense by $311 thousand. The rate paid on interest-bearing deposits averaged 29 bps in the three months ended March 31, 2022, compared to 50 bps for the three months ended March 31, 2021.

The following tables detail the average balance sheet, including an analysis of net interest income (FTE) for earning assets and interest-bearing liabilities, for the three months ended March 31, 2022 and 2021. These tables also include rate/volume analyses for these same periods (dollars in thousands).

Consolidated Average Balance Sheet and Analysis of Net Interest Income

	For the three months ended
	March 31, 2022			March 31, 2021			Change in Interest Income/ Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to : [4]		Total
	Balance	Income/	Yield/Cost	Balance	Income/	Yield/Cost	Volume	Rate	Increase/
(dollars in thousands)		Expense			Expense				(Decrease)
ASSETS
Interest Earning Assets:
Securities:
Taxable Securities	$248,219	$1,074	1.73%	$142,837	$541	1.52%	$447	$86	$533
Tax Exempt Securities [1]	65,145	385	2.36%	33,234	223	2.68%	191	(29)	162
Total Securities [1]	313,364	1,459	1.86%	176,071	764	1.74%	638	57	695
Loans:
Real Estate	887,117	9,095	4.16%	433,789	4,107	3.84%	4,622	366	4,988
Commercial	92,742	1,089	4.76%	128,994	1,189	3.74%	(381)	281	(100)
Consumer	51,734	586	4.59%	56,119	642	4.64%	(50)	(6)	(56)
Total Loans	1,031,593	10,770	4.23%	618,902	5,938	3.89%	4,191	641	4,832
Fed Funds Sold	152,477	61	0.16%	67,400	12	0.07%	25	24	49
Other interest-bearing deposits	305,027	120	0.16%	—	—	—	120	—	120
Total Earning Assets	1,802,461	12,410	2.79%	862,373	6,714	3.16%	4,974	722	5,696
Less: Allowance for Loan Losses	(6,027)			(5,476)
Total Non-Earning Assets	140,916			45,619
Total Assets	$1,937,350			$902,516

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$421,468	$61	0.06%	$146,781	$26	0.07%	$41	$(6)	$35
Money Market and Savings Deposits	656,219	615	0.38%	284,333	351	0.50%	366	(102)	264
Time Deposits	158,423	195	0.50%	99,692	280	1.14%	118	(203)	(85)
Total Interest-Bearing Deposits	1,236,110	871	0.29%	530,806	657	0.50%	525	(311)	214
Borrowings	—	—	—	30,000	36	0.49%	(18)	(18)	(36)
Junior subordinated debt	3,371	49	5.90%	—	—	—	49	—	49
Total Interest-Bearing Liabilities	1,239,481	920	0.30%	560,806	693	0.50%	556	(329)	227
Non-Interest-Bearing Liabilities:
Demand deposits	527,091			255,227
Other liabilities	11,347			3,948
Total Liabilities	1,777,919			819,981
Shareholders' Equity	159,431			82,535
Total Liabilities & Shareholders' Equity	$1,937,350			$902,516
Net Interest Income (FTE)		$11,490			$6,021		$4,418	$1,051	$5,469
Interest Rate Spread [2]			2.49%			2.66%
Cost of Funds			0.21%			0.34%
Interest Expense as a Percentage of Average Earning Assets			0.21%			0.33%
Net Interest Margin (FTE) [3]			2.59%			2.83%

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

Provision for loan losses

A provision for loan losses of $148 thousand was recognized during the three months ended March 31, 2022 compared to $351 thousand recognized during the three months ended March 31, 2021. The period-end ALLL as a percentage of assets was 0.58% as of March 31, 2022, 0.56% as of December 31, 2021 and 0.90% as of March 31, 2021. The percentage decrease as compared to the same period in the prior year was due to the addition of Acquired Loans effective with the Merger, and the elimination of their ALLL as the loans were acquired and booked at fair value. The ALLL as of March 31, 2022, excluding the impact of the Acquired Loans and the fair value mark, would have been 0.95%. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to Non-GAAP ALLL.

Further discussion of management’s assessment of the ALLL is provided earlier in the report and in Note 5 – Allowance for Loan Losses, found in the Notes to the Consolidated Financial Statements. In management’s opinion, the allowance was adequately provided for at March 31, 2022. The ALLL calculation, provision for loan losses, asset quality and collateral values may be significantly impacted by deterioration in economic conditions. We have downgraded, then upgraded slightly, the qualitative factors pertaining to economic conditions within our ALLL methodology; should economic conditions worsen, we could experience further increases in our required ALLL and record additional provision for loan loss exposure.

Noninterest income

The components of noninterest income for the three months ended March 31, 2022 and 2021 are shown below (dollars in thousands):

	For the three months ended		Variance
	March 31, 2022	March 31, 2021	$	%
Noninterest income:
Wealth management fees	$557	$329	$228	69.3%
Advisory and brokerage income	216	191	25	13.1%
Deposit account fees	465	160	305	190.6%
Debit/credit card and ATM fees	707	154	553	359.1%
Bank owned life insurance income	211	107	104	97.2%
Resolution of commercial dispute	2,400	--	--	--
Other	231	98	133	135.7%
Total noninterest income	$4,787	$1,039	$3,748	360.7%

Noninterest income for the three months ended March 31, 2022 of $4.8 million was $3.7 million or 360.7% higher than the amount recorded for the three months ended March 31, 2021. Noninterest income increased predominantly due to the receipt and recognition of a $2.4 million one-time payment to resolve a commercial dispute. Also, the inclusion of Fauquier’s accounts contributed to the increase in debit card income of $553 thousand, deposit fees of $305 thousand, wealth management fees of $228 thousand, and income from bank-owned life insurance policies of $104 thousand.

Noninterest expense

The components of noninterest expense for the three months ended March 31, 2022 and 2021 are shown below (dollars in thousands):

	For the three months ended		Variance
	March 31, 2022	March 31, 2021	$	%
Noninterest expense:
Salaries and employee benefits	$4,731	$2,402	$2,329	97.0%
Net occupancy	1,197	495	702	141.8%
Equipment	283	116	167	144.0%
Bank franchise tax	304	173	131	75.7%
Computer software	263	167	96	57.5%
Data processing	738	289	449	155.4%
FDIC deposit insurance assessment	226	63	163	258.7%
Marketing, advertising and promotion	267	137	130	94.9%
Merger and merger related expenses	-	278	(278)	-100.0%
Plastics expense	139	42	97	231.0%
Professional fees	337	177	160	90.4%
Core deposit intangible amortization	439	-	439	N/A
Other	1,171	442	729	164.9%
Total noninterest expense	$10,095	$4,781	$5,314	111.1%

Noninterest expense for the quarter ended March 31, 2022 of $10.1 million was $5.3 million or 111.1% higher than the quarter ended March 31, 2021. The predominant reason for the increase was that the current year figures include the expenses of the merged company. The Company incurred $685 thousand for the quarter ended March 31, 2022 in expenses related to the one-time payment to resolve a commercial dispute noted in the Noninterest income section earlier. Core deposit intangible amortization expense, which was not incurred prior to the Merger, was $439 thousand during the three months ended March 31, 2022.

The efficiency ratio (FTE) of 62.0% for the three months ended March 31, 2022 compared favorably to the 67.7% for the same quarter of 2021, due primarily to the increase in noninterest income, as described above. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP efficiency ratio.

Provision for Income Taxes

For the three months ended March 31, 2022 and 2021, the Company provided $1.0 million and $376 thousand for Federal income taxes, respectively, resulting in an effective income tax rate of 17.5% and 20.0%, respectively. The effective income tax rate for the three months ended March 31, 2022 was lower than the prior year, due to the recognition of low-income housing tax credits in the current period. For both periods, the effective income tax rate differed from the U.S. statutory rate of 21% due to the effect of tax-exempt income from life insurance policies and municipal bonds.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors described in the Company’s Form 10-K for the year ended December 31, 2021. The risks described may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that are currently considered to not be material also may materially adversely affect our business, financial condition and/or operating results.

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline eXtensible Business Reporting Language, pursuant to Rule 405 of Regulation S-T (1): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Loss (unaudited), (iv) Consolidated Statements of Stockholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101.0)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA NATIONAL BANKSHARES CORPORATION
(Registrant)

By:	/s/ Glenn W. Rust
Glenn W. Rust
President and Chief Executive Officer (principal executive officer)

Date:	May 13, 2022

By:	/s/ Tara Y. Harrison
Tara Y. Harrison
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)
Date:	May 13, 2022