Form 10-Q
period 2022-06-30
Virginia National Bankshares Corp
filed 2022-08-12
CIK 1572334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022, the registrant had 5,326,271 shares of common stock, $2.50 par value per share, outstanding.

VIRGINIA NATIONAL BANKSHARES CORPORATION

FORM 10-Q

Glossary of Acronyms and Defined Terms

2005 Plan	-	2005 Stock Incentive Plan
2014 Plan	-	2014 Stock Incentive Plan
2022 Plan	-	2022 Stock Incentive Plan
ACL	-	Allowance for credit losses
Acquired Loans	-	Loans acquired from Fauquier
AFS	-	Available for sale
ALLL	-	Allowance for loan and lease losses
ASC	-	Accounting Standards Codification
ASU	-	Accounting Standards Update
the Bank	-	Virginia National Bank
bps	-	Basis points
CDARS™	-	Certificates of Deposit Account Registry Service
CECL	-	Current expected credit losses
CMO	-	Collateralized mortgage obligation
the Company	-	Virginia National Bankshares Corporation and its subsidiaries
COVID-19	-	Novel coronavirus disease
EBA	-	Excess Balance Account
Effective Date	-	April 1, 2021
EPS	-	Earnings per share or net income per share
Exchange Act	-	Securities Exchange Act of 1934, as amended
Fauquier	-	Fauquier Bankshares, Inc. and its subsidiaries
FASB	-	Financial Accounting Standards Board
Federal Reserve	-	Board of Governors of the Federal Reserve System
Federal Reserve Bank or FRB	-	Federal Reserve Bank of Richmond
FFS		Federal funds sold, or fed funds sold
FHLB	-	Federal Home Loan Bank of Atlanta
Form 10-K	-	Annual Report on Form 10-K for the year ended December 31, 2021
FTE	-	Fully taxable equivalent
GAAP or U.S. GAAP	-	Accounting principles generally accepted in the United States
ICS®	-	Insured Cash Sweep®
LIBOR	-	London Interbank Offering Rate
Masonry Capital	-	Masonry Capital Management, LLC
Merger	-	Mergers of Fauquier Bankshares, Inc. and The Fauquier Bank with and into the Company and the Bank, respectively
Merger Agreement	-	Agreement and Plan of Reorganization between the Company and Fauquier dated September 30, 2020, including a related Plan of Merger
NPA	-	Nonperforming assets
OCC	-	Office of the Comptroller of the Currency
OREO	-	Other real estate owned
OTTI	-	Other than temporary impairment
PCA	-	Prompt Corrective Action
PCI	-	Purchased credit impaired
PII	-	Personally identifiable information
the Plans	-	2005 Stock Incentive Plan, 2014 Stock Incentive Plan and 2022 Stock Incentive Plan
PPP	-	Paycheck Protection Program
ROAA	-	Return on Average Assets
ROAE	-	Return on Average Equity
SAB	-	Staff Accounting Bulletin
SBA	-	Small Business Administration
SEC	-	U.S. Securities and Exchange Commission
Securities Act	-	Securities Act of 1933, as amended
Sturman Wealth	-	Sturman Wealth Advisors
TDR	-	Troubled debt restructuring
TFB	-	The Fauquier Bank
VNBTrust	-	VNBTrust, National Association

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30, 2022	December 31, 2021 *
ASSETS	Unaudited
Cash and due from banks	$17,631	$20,345
Interest-bearing deposits in other banks	145,217	336,032
Federal funds sold	52,819	152,463
Securities:
Available for sale, at fair value	461,830	303,817
Restricted securities, at cost	5,138	4,950
Total securities	466,968	308,767
Loans, net of deferred fees and costs	960,192	1,061,211
Allowance for loan losses	(5,503)	(5,984)
Loans, net	954,689	1,055,227
Premises and equipment, net	19,193	25,093
Bank owned life insurance	38,046	31,234
Goodwill	8,140	8,140
Core deposit intangible, net	7,405	8,271
Other intangible assets, net	240	274
Other real estate owned, net	-	611
Right of use asset, net	7,343	7,583
Accrued interest receivable and other assets	27,249	18,144
Total assets	$1,744,940	$1,972,184
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest-bearing	$512,889	$522,281
Interest-bearing	399,930	446,314
Money market and savings deposit accounts	535,958	665,530
Certificates of deposit and other time deposits	150,121	162,045
Total deposits	1,598,898	1,796,170
Junior subordinated debt, net	3,390	3,367
Lease liability	6,925	7,108
Accrued interest payable and other liabilities	1,511	3,552
Total liabilities	1,610,724	1,810,197
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, $2.50 par value	-	-
Common stock, $2.50 par value	13,201	13,178
Capital surplus	104,858	104,584
Retained earnings	53,852	46,436
Accumulated other comprehensive loss	(37,695)	(2,211)
Total shareholders' equity	134,216	161,987
Total liabilities and shareholders' equity	$1,744,940	$1,972,184
Common shares outstanding	5,326,271	5,308,335
Common shares authorized	10,000,000	10,000,000
Preferred shares outstanding	-	-
Preferred shares authorized	2,000,000	2,000,000

* Derived from audited Consolidated Financial Statements

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest and dividend income:
Loans, including fees	$10,610	$13,009	$21,379	$18,947
Federal funds sold	302	21	363	33
Other interest-bearing deposits	219	39	355	39
Investment securities:
Taxable	1,662	757	2,674	1,264
Tax exempt	308	273	612	449
Dividends	64	32	126	66
Total interest and dividend income	13,165	14,131	25,509	20,798

Interest expense:
Demand and savings deposits	498	548	1,174	925
Certificates and other time deposits	157	324	352	604
Borrowings	49	108	97	144
Total interest expense	704	980	1,623	1,673
Net interest income	12,461	13,151	23,886	19,125
Provision for (recovery of) loan losses	(217)	(141)	(69)	210
Net interest income after provision for (recovery of) loan losses	12,678	13,292	23,955	18,915

Noninterest income:
Wealth management fees	572	980	1,129	1,309
Advisory and brokerage income	210	359	426	550
Deposit account fees	458	426	923	586
Debit/credit card and ATM fees	779	599	1,486	753
Bank owned life insurance income	246	199	457	306
Resolution of commercial dispute	-	-	2,400	-
Gains on sale of assets	1,113	-	1,113	27
Other	268	357	499	428
Total noninterest income	3,646	2,920	8,433	3,959

Noninterest expense:
Salaries and employee benefits	4,086	4,741	8,817	7,143
Net occupancy	1,282	1,109	2,479	1,604
Equipment	254	340	537	456
Bank franchise tax	304	429	608	602
Computer software	357	216	620	383
Data processing	699	994	1,437	1,283
FDIC deposit insurance assessment	125	182	351	245
Marketing, advertising and promotion	259	232	526	369
Merger and merger-related expenses	-	5,874	-	6,152
Plastics expense	92	73	231	115
Professional fees	404	510	741	687
Core deposit intangible amortization	427	428	866	428
Other	1,153	865	2,324	1,307
Total noninterest expense	9,442	15,993	19,537	20,774

Income before income taxes	6,882	219	12,851	2,100
Provision for income taxes	1,197	72	2,242	448
Net income	$5,685	$147	$10,609	$1,652
Net income per common share, basic	$1.07	$0.03	$1.99	$0.41
Net income per common share, diluted	$1.06	$0.03	$1.98	$0.41
Weighted average common shares outstanding, basic	5,326,271	5,305,277	5,319,166	4,019,700
Weighted average common shares outstanding, diluted	5,347,008	5,320,290	5,345,242	4,031,301

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income	$5,685	$147	$10,609	$1,652
Other comprehensive income (loss):
Unrealized gains (losses) on securities, net of tax of ($4,308) and ($9,536) for the three and six months ended June 30, 2022; and net of tax of $506 and ($394) for the three and six months ended June 30, 2021, respectively	(16,214)	1,903	(35,879)	(1,484)
Unrealized gains (losses) on interest rate swaps, net of tax of $42 and $104 for the three and six months ended June 30, 2022; and net of tax of ($30) and ($30) for the three and six months ended June 30, 2021, respectively	160	(111)	395	(111)
Total other comprehensive income (loss)	(16,054)	1,792	(35,484)	(1,595)
Total comprehensive income (loss)	$(10,369)	$1,939	$(24,875)	$57

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Dollars in thousands, except per share data)

(Unaudited)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2020	$6,722	$32,457	$41,959	$1,460	$82,598
Exercise of stock options	1	14	-	-	15
Stock option expense	-	34	-	-	34
Restricted stock grant expense	-	61	-	-	61
Vested stock grants	7	(7)	-	-	-
Cash dividends declared ($0.30 per share)	-	-	(814)	-	(814)
Net income	-	-	1,505	-	1,505
Other comprehensive loss	-	-	-	(3,387)	(3,387)
Balance, March 31, 2021	$6,730	$32,559	$42,650	$(1,927)	$80,012
Common stock issued in acquisition of Fauquier Bankshares, Inc.	6,428	71,608			78,036
Exercise of stock options	2	13	-	-	15
Stock option expense	-	31	-	-	31
Restricted stock grant expense	-	165	-	-	165
Vested stock grants	16	(16)	-	-	-
Cash dividends declared ($0.30 per share)	-	-	(1,596)	-	(1,596)
Net income	-	-	147	-	147
Other comprehensive income	-	-	-	1,792	1,792
Balance, June 30, 2021	$13,176	$104,360	$41,201	$(135)	$158,602

Balance, December 31, 2021	$13,178	$104,584	$46,436	$(2,211)	$161,987
Stock option expense	-	41	-	-	41
Restricted stock grant expense	-	93	-	-	93
Vested stock grants	12	(12)	-	-	-
Cash dividends declared ($0.30 per share)	-	-	(1,596)	-	(1,596)
Net income	-	-	4,924	-	4,924
Other comprehensive loss	-	-	-	(19,430)	(19,430)
Balance, March 31, 2022	$13,190	$104,706	$49,764	$(21,641)	$146,019
Stock option expense	-	42	-	-	42
Restricted stock grant expense	-	121	-	-	121
Vested stock grants	11	(11)	-	-	-
Cash dividends declared ($0.30 per share)	-	-	(1,597)	-	(1,597)
Net income	-	-	5,685	-	5,685
Other comprehensive loss	-	-	-	(16,054)	(16,054)
Balance, June 30, 2022	$13,201	$104,858	$53,852	$(37,695)	$134,216

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the six months ended
	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,609	$1,652
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	(69)	210
Net accretion of certain acquisition-related adjustments	(1,023)	(804)
Amortization of intangible assets	900	462
Net amortization and accretion of securities	539	661
Net gains on sale of other assets	(1,113)	—
Earnings on bank owned life insurance	(457)	(306)
Depreciation and other amortization	1,921	1,406
Stock option expense	83	65
Stock grant expense, restricted	214	226
Net change in:
Accrued interest receivable and other assets	94	(1,914)
Accrued interest payable and other liabilities	(2,032)	2,808
Net cash provided by operating activities	9,666	4,466

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Fauquier Bankshares	—	153,278
Net (increase) decrease in restricted investments	(188)	358
Purchases of available for sale securities	(216,525)	(15,217)
Proceeds from maturities, calls and principal payments of available for sale securities	12,558	12,923
Net decrease in loans	101,621	46,452
Purchase of bank owned life insurance	(6,355)	—
Proceeds from sale of premises and equipment	6,207	—
Proceeds from sale of other real estate owned	610	—
Purchase of bank premises and equipment	(334)	(818)
Net cash (used in) provided by investing activities	(102,406)	196,976

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, interest checking accounts, and money market accounts	(185,348)	78,892
Net (decrease) increase in certificates of deposit and other time deposits	(11,892)	2,167
Net decrease in other borrowings	-	(23)
Proceeds from stock options exercised	-	30
Cash dividends paid	(3,193)	(3,224)
Net cash (used in) provided by financing activities	(200,433)	77,842
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(293,173)	$279,284

CASH AND CASH EQUIVALENTS:
Beginning of period	$508,840	$34,695
End of period	$215,667	$313,979

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1,664	$1,611
Taxes	$1,500	$1,042

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized losses on available for sale securities	$(45,415)	$(1,878)
Unrealized gains (losses) on interest rate swaps	$499	$(141)
Initial right-of-use assets obtained in exchange for new operating lease liabilities	$540	$—
Assets acquired in business combination	$—	$910,494
Liabilities assumed in business combination	$—	$840,226
Change in goodwill	$—	$7,768

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2022

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

Nature of Operations: The accompanying unaudited consolidated financial statements include the accounts of the Company, and its subsidiaries Virginia National Bank and Masonry Capital Management, LLC, a registered investment advisor. The Bank offers a full range of banking and related financial services to meet the needs of individuals, businesses and charitable organizations, including the fiduciary services of VNB Trust and Estate Services and, in 2021, of TFB Trust and Investment Management. The Bank also offers, through its networking agreements with third parties, investment advisory and other investment services under Sturman Wealth Advisors and, in 2021, TFB Investment Services. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation: The preparation of financial statements in conformity with GAAP and the reporting guidelines prescribed by regulatory authorities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the ALLL, accounting for business combinations, including loans acquired in the business combination, impairment of loans, goodwill impairment, other-than-temporary impairment of securities, other intangible assets, and fair value measurements. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Smaller reporting companies, like the Company, who file with the U.S. Securities and Exchange Commission (SEC) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The amendments of Topic 326, upon adoption, will be applied on a modified retrospective basis, with the cumulative effect of adopting the new standard being recorded as an adjustment to opening retained earnings in the period of adoption.

The Company established a cross-functional steering committee in 2017 to prepare for and implement changes related to Topic 326 and has gathered historical loan loss data for purposes of evaluating appropriate portfolio segmentation and modeling methods under the standard. The Company has performed procedures to validate the historical loan loss data to ensure its suitability and reliability for purposes of developing an estimate of expected credit losses under Topic 326. The Company has also engaged a vendor to assist in modeling expected lifetime losses under Topic 326, and is continuing to develop and refine an approach to estimating the Allowance for Credit Losses (ACL). The adoption of Topic 326 may result in significant changes to the Company’s consolidated financial statements, which may include changes in the level of the ACL that will be considered adequate, a reduction in total equity and regulatory capital of the Bank, differences in the timing of recognizing changes to the ACL and expanded disclosures about the ACL. The Company has not yet determined an estimate of the effect of these changes. The adoption of the standard will also result in significant changes in the Company’s internal control over financial reporting related to the ACL.

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

Loans: The Acquired Loans were recorded at fair value at the Merger date without carryover of Fauquier's ALLL. The fair value of the Acquired Loans was determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on the Acquired Loans and then discounting those cash flows based on a discount rate that would be required by a market participant. In this regard, the Acquired Loans were segregated into pools based on loan type and credit risk. Loan type was determined based on collateral type, loan purpose and loan structure. Credit risk characteristics included risk rating groups (pass rated loans and adversely classified loans), updated loan-to-value ratios and lien position, and past loan performance. For valuation purposes, these pools were further disaggregated by maturity and pricing characteristics (e.g., fixed-rate, adjustable-rate, balloon maturities).

Premises and equipment: The land and buildings acquired were recorded at fair value as determined by current appraisals by independent third parties and tax assessments at Effective Date.

Other real estate owned: Other real estate owned was recorded at fair value based on an existing purchase contract, less estimated selling costs. (Note that the OREO was sold during the second quarter of 2022.)

Bank owned life insurance: The carrying amount of bank owned life insurance was used as a reasonable estimate of fair value.

Right of use assets and lease liabilities: Lease liabilities were measured at the present value of the remaining lease payments, as if each acquired lease was a new lease of the Company at the Effective Date. Right-of-use assets were measured at the same amount as the lease liability as adjusted to reflect favorable or unfavorable terms of the lease when compared with market terms.

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

Short-term borrowings: The fair value of borrowings was determined by comparison to current interest rates for similar borrowings. The resulting fair value adjustment to short-term borrowings is a $473 thousand premium, which will be amortized into interest expense over the remaining life of the debt on a straight-line basis. (Note that such borrowings were repaid in the third quarter of 2021, and therefore, the premium was fully amortized during the quarter in which they were repaid.)

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

There were no merger and merger-related expenses incurred during the three and six months ended June 30, 2022 and $5.9 million and $6.2 million incurred during the three and six months ended June 30, 2021, respectively, primarily consisting of personnel and legal expenses.
Note 3. Securities

The amortized cost and fair values of securities available for sale as of June 30, 2022 and December 31, 2021 were as follows (dollars in thousands):

June 30, 2022		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government treasuries	$162,019	$-	$(1,010)	$161,009
U.S. Government agencies	35,313	-	(4,781)	30,532
Mortgage-backed securities/CMOs	197,121	19	(21,177)	175,962
Corporate bonds	11,483	4	(334)	11,154
Municipal bonds	104,027	7	(20,861)	83,173
Total Securities Available for Sale	$509,963	$30	$(48,163)	$461,830

December 31, 2021		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$32,424	$24	$(867)	$31,581
Mortgage-backed securities/CMOs	172,975	248	(2,259)	170,964
Municipal bonds	101,136	1,162	(1,026)	101,272
Total Securities Available for Sale	$306,535	$1,434	$(4,152)	$303,817

As of June 30, 2022, there were $455.5 million, or 278 issues of individual securities, held in an unrealized loss position. These securities have an unrealized loss of $48.2 million and consist of 117 mortgage-backed/collateralized mortgage obligations, 124 municipal bonds, 20 agency bonds, 11 treasury bonds and 6 corporate bonds.

The following table summarizes all securities with unrealized losses, segregated by length of time in a continuous unrealized loss position at June 30, 2022, and December 31, 2021 (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
June 30, 2022	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government treasuries	$161,009	$(1,010)	$—	$—	$161,009	$(1,010)
U.S. Government agencies	11,960	(1,207)	18,572	(3,574)	30,532	(4,781)
Mortgage-backed/CMOs	133,182	(15,276)	39,881	(5,901)	173,063	(21,177)
Corporate bonds	9,152	(334)	—	—	9,152	(334)
Municipal bonds	67,453	(16,097)	14,277	(4,764)	81,730	(20,861)
	$382,756	$(33,924)	$72,730	$(14,239)	$455,486	$(48,163)

	Less than 12 Months		12 Months or More		Total
December 31, 2021	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$14,443	$(340)	$15,220	$(527)	$29,663	$(867)
Mortgage-backed/CMOs	131,876	(1,735)	15,192	(524)	147,068	(2,259)
Municipal bonds	40,352	(722)	10,409	(304)	50,761	(1,026)
	$186,671	$(2,797)	$40,821	$(1,355)	$227,492	$(4,152)

The Company’s securities portfolio is primarily made up of fixed rate instruments, the prices of which move inversely with interest rates. Any unrealized losses are considered by management to be driven by increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the instruments approach their maturity date or repricing date or if market yields for such investments decline. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality. Accordingly, as of June 30, 2022, management believes the impairments detailed in the table above are temporary, and no impairment loss has been realized in the Company’s consolidated income statement.

An “other-than-temporary impairment” is considered to exist if either of the following conditions are met: it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or the Company does not expect to recover the security’s entire amortized cost basis (even if the Company does not intend to sell). In the event that a security would suffer impairment for a reason that was “other than temporary,” the Company would be expected to write down the security’s value to its new fair value, and the amount of the write down would be included in earnings as a realized loss. As of June 30, 2022, management has concluded that none of its investment securities have an OTTI based upon the information available. Additionally, management has the ability to hold any security with an unrealized loss until maturity or until such time as the value of the security has recovered from its unrealized loss position.

Securities having carrying values of $5.4 million at June 30, 2022 were pledged as collateral to secure deposits and facilitate borrowing from the Federal Reserve Bank of Richmond. At December 31, 2021, securities having carrying values of $12.7 million were similarly pledged.

For the three and six months ended June 30, 2022 and June 30, 2021, there were no sales of securities.

Restricted securities are securities with limited marketability and consist of stock in the FRB, the Federal Home Loan Bank of Atlanta, CBB Financial Corporation (the holding company for Community Bankers Bank) and an investment in an SBA loan fund. These restricted securities, totaling $5.1 million and $5.0 million as of June 30, 2022 and December 31, 2021, are carried at cost.

The amortized cost and fair value of AFS debt securities at June 30, 2022 are presented below based upon contractual maturities, by major investment categories (dollars in thousands). Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

	Amortized Cost	Fair Value
U.S. Government treasuries
One year or less	$69,543	$69,071
After one year to five years	92,476	91,938
	$162,019	$161,009
U.S. Government agencies
After one year to five years	$649	$584
After five years to ten years	28,664	25,088
Ten years or more	6,000	4,860
	$35,313	$30,532
Mortgage-backed securities/CMOs
After one year to five years	$11,389	$10,897
After five years to ten years	3,211	2,971
Ten years or more	182,521	162,094
	$197,121	$175,962
Corporate bonds
After one year to five years	$5,848	$5,798
After five years to ten years	5,635	5,356
	$11,483	$11,154
Municipal bonds
One year or less	$502	$502
After one year to five years	610	601
After five years to ten years	17,259	16,039
Ten years or more	85,656	66,031
	$104,027	$83,173

Total Debt Securities Available for Sale	$509,963	$461,830

Note 4. Loans

The composition of the loan portfolio by major loan classifications at June 30, 2022 and December 31, 2021 appears below (dollars in thousands).

	June 30,	December 31,
	2022	2021
Commercial	$77,599	$96,696
Real estate construction and land	55,140	79,331
1-4 family residential mortgages	329,920	358,148
Commercial mortgages	446,282	473,632
Consumer	51,251	53,404
Total loans	960,192	1,061,211
Less: Allowance for loan losses	(5,503)	(5,984)
Net loans	$954,689	$1,055,227

Primarily within the second quarter of 2020 and the first quarter of 2021, the Company and Fauquier, prior to the Merger, assisted nonprofit organizations and local businesses by funding a combined total of $207.5 million of SBA PPP loans, which were designed to provide economic relief to small businesses adversely impacted by COVID-19. As of June 30, 2022, the Company had PPP loans of $1.9 million outstanding on its balance sheet, with the remainder having been forgiven by the SBA.

The balances in the table above include unamortized premiums and net deferred loan costs and fees. As of June 30, 2022 and December 31, 2021, unamortized premiums on loans purchased prior to the Merger were $811 thousand and $1.1 million, respectively. Net deferred loan fees totaled $504 thousand and $865 thousand as of June 30, 2022 and December 31, 2021, respectively. The deferred fees include $46 thousand in remaining fees collected from the SBA for the PPP loans that are being amortized over the contractual life of the underlying loans, most which are over a 60-month period. As loans are forgiven by the SBA, accounting principles allow for the accelerated recognition of unamortized fees at that time.

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting. The table above includes a net fair value mark of $12.3 million on the purchased impaired loans and $5.3 million on the purchased performing loans as of June 30, 2022 on the Acquired Loans. See Note 2 – Business Combinations for more information on fair value of loan balances acquired in the Merger.

The outstanding principal balance and the carrying amount at June 30, 2022 on these Acquired Loans were as follows (dollars in thousands):

	June 30, 2022			December 31, 2021
	Acquired Loans - Purchased Credit Impaired	Acquired Loans - Purchased Performing	Acquired Loans - Total	Acquired Loans - Purchased Credit Impaired	Acquired Loans - Purchased Performing	Acquired Loans - Total
Outstanding principal balance	$56,178	$315,349	$371,527	$76,608	$372,172	$448,780
Carrying amount:
Commercial	$702	$16,273	$16,975	$994	$28,065	$29,059
Real estate construction and land	6,539	9,133	15,672	18,576	14,297	32,873
1-4 family residential mortgages	11,900	173,134	185,034	16,020	194,708	210,728
Commercial mortgages	24,694	109,880	134,574	28,675	126,638	155,313
Consumer	91	1,678	1,769	118	2,224	2,342
Total acquired loans	$43,926	$310,098	$354,024	$64,383	$365,932	$430,315

The following table presents a summary of the changes in the accretable yield of loans classified as purchased credit impaired (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Accretable yield, beginning of period	$12,428	$—	$13,742	$—
Additions	—	15,499	—	15,499
Accretion	(761)	(858)	(1,500)	(858)
Reclassification from (to) nonaccretable difference	—	—	2,193	—
Other changes, net	—	—	(2,768)	—
Accretable yield, end of period	$11,667	$14,641	$11,667	$14,641

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

The following tables reflect the breakdown by class of the Company’s loans classified as impaired loans, excluding Acquired Loans, as of June 30, 2022 and December 31, 2021. These loans are reported at their recorded investment, which is the carrying amount of the loan as reflected on the Company’s balance sheet, net of charge-offs and other amounts applied to reduce the net book balance. Average recorded investment in impaired loans is computed using an average of month-end balances for these loans for either the six months ended June 30, 2022 or the twelve months ended December 31, 2021. Interest income recognized is for the six months ended June 30, 2022 or the twelve months ended December 31, 2021 (dollars in thousands).

June 30, 2022	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
1-4 family residential mortgages	$604	$626	$-	$613	$2
Total impaired loans without a valuation allowance	604	626	-	613	2

Impaired loans with a valuation allowance
Consumer	835	835	9	840	26
Total impaired loans with a valuation allowance	835	835	9	840	26
Total impaired loans	$1,439	$1,461	$9	$1,453	$28

December 31, 2021	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
Real estate construction and land	$-	$37	$-	$2	$-
1-4 family residential mortgages	594	600	-	269	24
Total impaired loans without a valuation allowance	594	637	-	271	24

Impaired loans with a valuation allowance
Consumer	935	935	6	974	54
Total impaired loans with a valuation allowance	935	935	6	974	54
Total impaired loans	$1,529	$1,572	$6	$1,245	$78

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

	June 30, 2022	December 31, 2021
1-4 family residential mortgages	$511	$495
Total non-accrual loans	$511	$495

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

In accordance with regulatory guidance, the Company approved for certain customers who have been adversely affected by COVID-19 to defer principal-only, or principal and interest. Such short-term modifications, which were made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. COVID-19 related loan deferrals declined to zero as of June 30, 2022, from $1.2 million as of December 31, 2021 and $2.0 million as of June 30, 2021.

Based on regulatory guidance on student lending, the Company has classified 56 of its student loans purchased (“Purchased Student Loans”), as TDRs for a total of $835 thousand as of June 30, 2022. These borrowers that should have been in repayment have requested and been granted payment extensions or reductions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered TDRs. Student loan borrowers are allowed in-school deferments, plus an automatic six-month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance. Initially, all student loans were fully insured by a surety bond, and the Company did not expect to experience a loss on these loans. Management evaluates these loans individually for impairment and includes any expected loss in the ALLL; interest continues to accrue on these TDRs during any deferment and forbearance periods.

The following provides a summary, by class, of TDRs that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and TDRs that have been placed in non-accrual status, which are considered to be nonperforming (dollars in thousands).

Troubled debt restructurings	June 30, 2022		December 31, 2021
	No. of	Recorded	No. of	Recorded
	Loans	Investment	Loans	Investment
Performing TDRs
1-4 family residential mortgages	1	$93	1	$99
Consumer	56	835	58	935
Total performing TDRs	57	$928	59	$1,034

Nonperforming TDRs
1-4 family residential mortgages	2	511	1	495
Total nonperforming TDRs	2	$511	1	$495
Total TDRs	59	$1,439	60	$1,529

No loans were modified under the terms of a TDR during the three months ended June 30, 2022 or 2021. A summary of loans shown above that were modified under the terms of a TDR during the six months ended June 30, 2022 and 2021 is shown below by class (dollars in thousands). The Post-Modification Recorded Balance reflects the period end balances, inclusive of any interest capitalized to principal, partial principal paydowns, and principal charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

	For the six months ended			For the six months ended
	June 30, 2022			June 30, 2021
	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance

Consumer	--	$—	$—	6	$63	$63
1-4 family residential mortgages	1	54	54	--	—	—
Total loans modified during the period	1	$54	$54	6	$63	$63

During the three and six months ended June 30, 2022, there were no loans modified as a TDR that subsequently defaulted which had been modified as a TDR during the twelve months prior to default. There were five loans modified as a TDR that subsequently defaulted during the year ended December 31, 2021 which had been modified as a TDR during the twelve months prior to default. These student loans had balances totaling $56 thousand prior to being charged off.

There were no loans secured by 1-4 family residential property that were in the process of foreclosure at June 30, 2022 or December 31, 2021.

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

The migration analysis loss method is used for all loan pools except for the following:

•
All pools with a risk classification of excellent or good, as noted in the Risk Ratings and Historical Loss Factor Assigned section as follows.
•
Student loans purchased - The loss rate methodology for student loans is based on the average historical loss rate for each tranche of loans, using a twelve-quarter lookback period. Due to the declining balances in these pools, a balance weighted loss rate weight is used. In addition, qualitative factors are applied.
•
Commercial and industrial government guaranteed loans and PPP loans - These loans require no reserve as these are 100% guaranteed by either the SBA or the United States Department of Agriculture.
•
Minute Lender Loans – Commercial and Consumer - Minute Lender loans were acquired in the Merger and were historically assigned a loss rate of 4%, which was a recommendation of the vendor that administers the program. A 4% loss rate will be utilized until such time that a historical loss rate is available.

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

Good

These loans represent a low risk and are secured by marketable collateral within margin. In an abundance of caution, a nominal loss reserve of 0.15% is applied to these loans. The Company has never experienced a loss within this category.

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

The following represents the loan portfolio designated by the internal risk ratings assigned to each credit as of June 30, 2022 and December 31, 2021 (dollars in thousands). There were no loans rated “Doubtful” as of either period.

June 30, 2022	Excellent	Good	Pass	Watch	Special Mention	Sub- standard	TOTAL
Commercial	$30,684	$14,136	$30,445	$1,291	$110	$933	$77,599
Real estate construction and land	-	-	47,821	342	1,446	5,531	55,140
1-4 family residential mortgages	-	-	314,514	6,953	839	7,614	329,920
Commercial mortgages	-	-	383,299	45,396	7,416	10,171	446,282
Consumer	470	20,417	29,237	960	101	66	51,251
Total Loans	$31,154	$34,553	$805,316	$54,942	$9,912	$24,315	$960,192

December 31, 2021	Excellent	Good	Pass	Watch	Special Mention	Sub- standard	TOTAL
Commercial	$45,862	$13,920	$32,460	$732	$1,645	$2,077	$96,696
Real estate construction and land	-	-	51,098	7,360	2,849	18,024	79,331
1-4 family residential mortgages	-	2,030	334,300	5,013	1,520	15,285	358,148
Commercial mortgages	-	-	382,108	61,563	8,530	21,431	473,632
Consumer	524	18,535	32,821	1,225	179	120	53,404
Total Loans	$46,386	$34,485	$832,787	$75,893	$14,723	$56,937	$1,061,211

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

Impaired loans are individually evaluated and, if deemed appropriate, a specific allocation is made for these loans. In reviewing the loans classified as impaired loans totaling $1.4 million at June 30, 2022, a specific valuation allowance was recognized after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the borrower. The $9 thousand in the allowance total shown below as individually evaluated for impairment was attributed to the impaired student loans that required an allowance as of June 30, 2022.

A summary of the transactions in the Allowance for Loan Losses by major loan portfolio segment for the six months ended June 30, 2022 and the year ended December 31, 2021 appears below (dollars in thousands):

As of and for the period ended June 30, 2022
	Commercial Loans	Real Estate Construction and Land	Real Estate Mortgages	Consumer Loans	Total
Allowance for Loan Losses:
Balance as of beginning of year	$252	$399	$4,478	$855	$5,984
Charge-offs	(243)	-	-	(421)	(664)
Recoveries	136	8	4	104	252
Provision for (recovery of) loan losses	110	(51)	(300)	172	(69)
Ending Balance	$255	$356	$4,182	$710	$5,503

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$9	$9
Collectively evaluated for impairment	255	356	4,182	701	5,494
Acquired loans - purchased credit impaired	-	-	-	-	-

Loans:
Individually evaluated for impairment	$-	$-	$604	$835	$1,439
Collectively evaluated for impairment	76,897	48,601	739,004	50,325	914,827
Acquired loans - purchased credit impaired	702	6,539	36,594	91	43,926
Ending Balance	$77,599	$55,140	$776,202	$51,251	$960,192

As of and for the period ended December 31, 2021
	Commercial Loans	Real Estate Construction and Land	Real Estate Mortgages	Consumer Loans	Total
Allowance for Loan Losses:
Balance as of beginning of year	$209	$160	$3,897	$1,189	$5,455
Charge-offs	(147)	-	-	(688)	(835)
Recoveries	191	12	6	141	350
Provision for (recovery of) loan losses	(1)	227	575	213	1,014
Ending Balance	$252	$399	$4,478	$855	$5,984

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$6	$6
Collectively evaluated for impairment	252	399	4,478	849	5,978
Acquired loans - purchased credit impaired	-	-	-	-	-

Loans:
Individually evaluated for impairment	$-	$-	$594	$935	$1,529
Collectively evaluated for impairment	95,702	60,755	786,491	52,351	995,299
Acquired loans - purchased credit impaired	994	18,576	44,695	118	64,383
Ending Balance	$96,696	$79,331	$831,780	$53,404	$1,061,211

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

The following tables show the aging of past due loans as of June 30, 2022 and December 31, 2021 (dollars in thousands).

Past Due Aging as of June 30, 2022	30-59 Days	60-89 Days	90 Days or More	Total Past Due	PCI	Current	Total Loans	90 Days Past Due and Still Accruing

Commercial	$762	$235	$596	$1,593	$702	$75,304	$77,599	$596
Real estate construction and land	-	206	-	206	6,539	48,395	55,140	-
1-4 family residential mortgages	1,350	-	-	1,350	11,900	316,670	329,920	-
Commercial mortgages	-	154	-	154	24,694	421,434	446,282	-
Consumer loans	207	102	30	339	91	50,821	51,251	30
Total Loans	$2,319	$697	$626	$3,642	$43,926	$912,624	$960,192	$626

Past Due Aging as of December 31, 2021	30-59 Days	60-89 Days	90 Days or More	Total Past Due	PCI	Current	Total Loans	90 Days Past Due and Still Accruing

Commercial	$385	$355	$718	$1,458	$994	$94,244	$96,696	$718
Real estate construction and land	873	1,283	-	2,156	18,576	58,599	79,331	-
1-4 family residential mortgages	1,508	100	495	2,103	16,020	340,025	358,148	-
Commercial mortgages	-	-	-	-	28,675	444,957	473,632	-
Consumer loans	345	196	83	624	118	52,662	53,404	83
Total Loans	$3,111	$1,934	$1,296	$6,341	$64,383	$990,487	$1,061,211	$801

Note 6. Goodwill and Other Intangible Assets

The carrying amount of goodwill was $8.1 million at June 30, 2022 and December 31, 2021.

The Company had $7.6 million, $8.5 million and $8.6 million of other intangible assets as of June 30, 2022, December 31, 2021 and June 30, 2021, respectively. Other intangible assets were recognized in connection with (i) the book of business, including interest in the client relationships of an officer, acquired by VNB Wealth in 2016, now referred to as Sturman Wealth Advisors, and (ii) the core deposits acquired from Fauquier in 2021. The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets (dollars in thousands):

	June 30, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible	$9,660	$(2,255)	$9,660	$(1,389)
Customer relationships intangible	773	(533)	773	(499)
Total	$10,433	$(2,788)	$10,433	$(1,888)

Amortization expense was $444 thousand and $445 thousand for the three months ended June 30, 2022 and 2021, respectively and $900 thousand and $462 thousand for the six months ended June 30, 2022 and 2021, respectively.

Estimated future amortization expense as of June 30, 2022 is as follows (dollars in thousands):

	Core	Customer
	Deposit	Relationships
	Intangible	Intangible
For the six months ending December 31, 2022	$819	$33
For the year ending December 31, 2023	1,493	67
For the year ending December 31, 2024	1,301	67
For the year ending December 31, 2025	1,110	67
For the year ending December 31, 2026	918	6
Thereafter	1,764	-
Total	$7,405	$240

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

The following tables present information about the Company’s leases (dollars in thousands):

	June 30, 2022	June 30, 2021
Lease liability	$6,925	$7,833
Right-of-use asset	$7,343	$8,371
Weighted average remaining lease term	5.84 years	6.37 years
Weighted average discount rate	1.97%	1.98%

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Expense:	2022	2021	2022	2021
Operating lease expense	$449	$427	$894	$649
Short-term lease expense	139	32	191	61
Total lease expense	$588	$459	$1,085	$710
Cash paid for amounts included in lease liabilities	$418	$389	$832	$608

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Undiscounted Cash Flow	June 30, 2022
Six months ending December 31, 2022	$817
Twelve months ending December 31, 2023	1,567
Twelve months ending December 31, 2024	1,296
Twelve months ending December 31, 2025	1,091
Twelve months ending December 31, 2026	748
Twelve months ending December 31, 2027	650
Thereafter	1,141
Total undiscounted cash flows	$7,310
Less: Discount	(385)
Lease liability	$6,925

Note 8. Net Income Per Share

The table below shows the weighted average number of shares used in computing net income per common share and the effect of the weighted average number of shares of potential dilutive common stock for the three and six months ended June 30, 2022 and 2021. Diluted net income per share is computed based on the weighted average number of shares of common stock equivalents outstanding, to the extent dilutive. The Company’s common stock equivalents relate to outstanding common stock options. Unvested restricted stock as of June 30, 2022 and June 30, 2021 is included in the calculation of basic and diluted net income per share (dollars below reported in thousands except per share data).

Three Months Ended	June 30, 2022			June 30, 2021
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic net income per share	$5,685	5,326,271	$1.07	$147	5,305,277	$0.03
Effect of dilutive stock options	-	20,737	(0.01)	-	15,013	-
Diluted net income per share	$5,685	5,347,008	$1.06	$147	5,320,290	$0.03

Six Months Ended	June 30, 2022			June 30, 2021
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic net income per share	$10,609	5,319,166	$1.99	$1,652	4,019,700	$0.41
Effect of dilutive stock options	-	26,076	(0.01)	-	11,601	-
Diluted net income per share	$10,609	$5,345,242	$1.98	$1,652	4,031,301	$0.41

For the three and six months ended June 30, 2022, there were 101,901 option shares considered anti-dilutive and excluded from this calculation. For the three and six months ended June 30, 2021, there were 78,301 option shares considered anti-dilutive and excluded from this calculation.

Note 9. Stock Incentive Plans

At the Annual Shareholders Meeting on June 23, 2022, shareholders approved the Virginia National Bankshares Corporation 2022 Stock Incentive Plan. The 2022 Plan made available up to 150,000 shares of the Company’s common stock to be issued to plan participants. The 2014 Plan made available up to 275,625 shares of the Company’s common stock, as adjusted by prior issued stock dividends, to be issued to plan participants. The 2022 Plan and the 2014 Plan provide for granting of both incentive and nonqualified stock options, as well as restricted stock, unrestricted stock and other stock based awards. No new grants can be issued under the 2005 Stock Incentive Plan as this plan has expired.

For the 2022 Plan, the option price for any stock options cannot be less that the fair value of the Company’s stock on the grant date. In addition, 95% of the common stock authorized for issuance must have a vesting or exercise schedule of at least one year. For the 2014 Plan and the 2005 Plan, the option price of incentive stock options cannot be less than the fair value of the stock at the time an option is granted and nonqualified stock options may be granted at prices established by the Board of Directors, including prices less than the fair value on the date of grant. Outstanding stock options generally expire ten years from the grant date. Stock options generally vest by the fourth or fifth anniversary of the date of the grant.

A summary of the shares issued and available under each of the Plans is shown below as of June 30, 2022. Share data and exercise price range per share have been adjusted to reflect prior issued stock dividends. Although the 2005 Plan has expired and no new grants will be issued under this plan, there were options issued before the plan expired that are still outstanding as shown below. No grants have been issued under the 2022 Plan.

	2022 Plan	2014 Plan	2005 Plan
Aggregate shares issuable	150,000	275,625	253,575
Options issued, net of forfeited and expired options	—	(170,106)	(59,870)
Unrestricted stock issued	—	(11,635)	—
Restricted stock grants issued, net of forfeited	—	(65,853)	—
Cancelled due to Plan expiration	—	—	(193,705)
Remaining available for grant	150,000	28,031	-

Stock grants issued and outstanding:
Total vested and unvested shares	—	77,488	—
Fully vested shares	—	31,764	—

Option grants issued and outstanding:
Total vested and unvested shares	—	167,901	1,379
Fully vested shares	—	76,148	1,379

Exercise price range	$—	$23.75 to $42.62	$13.69

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

Stock Options

Changes in the stock options outstanding related to the Plans are summarized below (dollars in thousands except per share data):

	June 30, 2022
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2022	169,280	$33.89	$962
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at June 30, 2022	169,280	$33.89	$477

Options exercisable at June 30, 2022	77,527	$37.31	$144

For the three months ended June 30, 2022 and 2021, the Company recognized $42 thousand and $31 thousand, respectively, in compensation expense for stock options. For the six months ended June 30, 2022 and 2021, the Company recognized $83 thousand and $65 thousand, respectively, in compensation expense for stock options. As of June 30, 2022, there was $304 thousand in unrecognized compensation expense remaining to be recognized in future reporting periods through 2026. The fair value of any stock option grant is estimated at the grant date using the Black-Scholes pricing model. There were no stock option grants issued during the three and six months ended June 30, 2022 and 2021.

Summary information pertaining to options outstanding at June 30, 2022 is shown below. Share and per share data have been adjusted to reflect the prior stock dividends issued.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$13.69 to $20.00	1,379	0.6 Years	$13.69	1,379	$13.69
$20.01 to $30.00	66,000	8.0 Years	24.64	18,400	25.02
$30.01 to $40.00	44,420	8.1 Years	36.97	11,772	38.52
$40.01 to $42.62	57,481	5.9 Years	42.62	45,976	42.62
Total	169,280	7.3 Years	$33.89	77,527	$37.31

Stock Grants

Unrestricted stock grant - During the six months ended June 30, 2022, 100 shares of unrestricted stock were granted to an employee for a total expense of $3 thousand. No unrestricted stock grants were awarded during the three months ended June 30, 2022 or during the year ended December 31, 2021.

Restricted stock grants – During the six months ended June 30, 2022, 5,580 and 12,856 restricted shares, were granted to employees and non-employee directors, respectively, vesting over a four-year or five-year period. (Note that all such shares were granted during the first quarter of 2022 with no shares granted during the second quarter of 2022.) During the three and six months ended June 30, 2021, 5,730 and 19,233 restricted shares, respectively, were granted. For the three and six months ended June 30, 2022, $121 thousand and $214 thousand, respectively, was expensed as a result of restricted stock grants. As of June 30, 2022, there was $1.3 million in unrecognized compensation expense for all restricted stock grants remaining to be recognized in future reporting periods through 2026.

Changes in the restricted stock grants outstanding during the six months ended June 30, 2022 are summarized below (dollars in thousands except per share data):

	June 30, 2022
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested as of January 1, 2022	37,011	$28.98	$1,165
Issued	18,536	35.62	584
Vested	(9,223)	(27.38)	(290)
Forfeited	(600)	(33.74)	(19)
Nonvested at June 30, 2022	45,724	$31.94	$1,440

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

Fair Value Hierarchy

In accordance with this guidance, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value:

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

The following tables present the balances measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (dollars in thousands):

		Fair Value Measurements at June 30, 2022 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government treasuries	$161,009	$-	$161,009	$-
U.S. Government agencies	30,532	-	30,532	-
Mortgage-backed securities/CMOs	175,962	-	175,962	-
Corporate bonds	11,154	-	11,154	-
Municipal bonds	83,173	-	83,173	-
Total securities available for sale	$461,830	$-	$461,830	$-

Interest rate swap asset	310	-	310	-
Total assets at fair value	$462,140	$-	$462,140	$-

		Fair Value Measurements at December 31, 2021 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$31,581	$-	$31,581	$-
Mortgage-backed securities/CMOs	170,964	-	170,964	-
Municipal bonds	101,272	-	101,272	-
Total securities available for sale	$303,817	$-	$303,817	$-

Liabilities:
Interest rate swap liabilities	$197	$-	$197	$-
Total liabilities at fair value	$197	$-	$197	$-

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

Other Real Estate Owned

Other real estate owned is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the ALLL. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the Consolidated Statements of Income. As of December 31, 2021, the Company had one OREO property acquired through the Merger which was carried at a fair value of $611 thousand. The Company sold this OREO property during the current quarter and therefore had a zero balance in OREO as of June 30, 2022.

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

Impaired loans allocated to the ALLL are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. The Company had impaired loans, excluding PCI loans, of $1.4 million as of June 30, 2022 and $1.5 million as of December 31, 2021. All impaired loans were measured based on expected future cash flows discounted at the loan’s effective interest rate, or fair value of collateral, as noted above.

The following table presents the Company’s assets that were measured at fair value on a nonrecurring basis as of December 31, 2021. There were no such assets to report as of June 30, 2022.

		Fair Value Measurements at December 31, 2021 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Other Real Estate Owned	$611	$-	$-	61100.0%

For the assets measured at fair value on a nonrecurring basis as of December 31, 2021, the following table displays quantitative information about Level 3 Fair Value Measurements (dollars in thousands). There were no such assets to report as of June 30, 2022.

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

The carrying values and estimated fair values of the Company's financial instruments as of June 30, 2022 and December 31, 2021 are as follows (dollars in thousands):

		Fair Value Measurements at June 30, 2022 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$215,667	$215,667	$-	$-	$215,667
Available for sale securities	461,830	-	461,830	-	461,830
Loans, net	954,689	-	-	929,045	929,045
Bank owned life insurance	38,046	-	38,046	-	38,046
Accrued interest receivable	4,229	-	2,055	2,174	4,229
Interest rate swap asset	310	-	310	-	310

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$1,448,777	$-	$1,448,777	$-	$1,448,777
Certificates of deposit	150,121	-	144,556	-	144,556
Junior subordinated debt, net	3,390	-	3,459	-	3,459
Accrued interest payable	134	-	134	-	134

		Fair Value Measurements at December 31, 2021 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$508,840	$508,840	$-	$-	$508,840
Available for sale securities	303,817	-	303,817	-	303,817
Loans, net	1,055,227	-	-	1,059,650	1,059,650
Bank owned life insurance	31,234	-	31,234	-	31,234
Other real estate owned, net	611	-	-	611	611
Accrued interest receivable	3,778	-	1,252	2,526	3,778

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$1,634,125	$-	$1,634,125	$-	$1,634,125
Certificates of deposit	162,045	-	161,850	-	161,850
Junior subordinated debt	3,367	-	3,367	-	3,367
Accrued interest payable	174	-	174	-	174
Interest rate swap liabilities	197	-	197	-	197

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

Note 11. Other Comprehensive Income (Loss)

A component of the Company’s other comprehensive income (loss), in addition to net income from operations, is the recognition of the unrealized gains and losses on AFS securities, net of income taxes. Reclassifications of realized gains and losses on AFS securities are reported in the income statement as “Gains on sales of securities” with the corresponding income tax effect reflected as a component of income tax expense. There were no sales of securities in the three and six months ended June 30, 2022 and 2021.

The following table presents the cumulative balances of the components of accumulated other comprehensive income (loss), net of deferred taxes of ($7.9) million and ($464) thousand, as of June 30, 2022 and December 31, 2021, respectively (dollars in thousands).

	June 30, 2022	December 31, 2021
Accumulated other comprehensive loss on securities	$(38,026)	$(2,164)
Accumulated other comprehensive income (loss) on interest rate swap	331	(47)
Total accumulated other comprehensive loss	$(37,695)	$(2,211)

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

Cash flow hedges. The Company designates interest rate swaps as cash flow hedges when they are used to manage exposure to variability in cash flows on variable rate borrowings such as the Company’s junior subordinated debt. These interest rate swaps are derivative financial instruments that manage the risk of variability in cash flows by exchanging variable-rate interest payments on a notional amount of the Company’s borrowings for fixed-rate interest payments. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable-rate interest payments, and the Company assesses the effectiveness of each hedging relationship quarterly. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of June 30, 2022 and December 31, 2021, the Company had designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings through 2036.

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

Cash collateral held at other banks for swaps was $570 thousand as of June 30, 2022 and December 31, 2021. Collateral is dependent on the market valuation of the underlying hedges.

The follow table summarizes the Company’s derivative instruments as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022
Derivatives designated as hedging instruments	Notional/ Contract Amount	Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate forward swap - cash flow	$4,000	$310	Other Liabilities	6/15/2031

	December 31, 2021
Derivatives designated as hedging instruments	Notional/ Contract Amount	Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate forward swap - cash flow	$4,000	$(197)	Other Liabilities	6/15/2031
Interest rate swap - fair value	$3,940	$(8)	Other Liabilities	2/12/2022

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
•
VNB Trust & Estate Services – VNB Trust & Estate Services offers corporate trustee services, trust and estate administration, IRA administration and custody services. Revenue for this segment is generated from administration, service and custody fees, as well as management fees that are derived from Assets Under Management. Investment management services currently are offered through in-house and third-party managers.
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

A management fee for administrative and technology support services provided by the Bank is allocated to the other three lines of business. For both the three months ended June 30, 2022 and 2021, management fees totaling $25 thousand were charged by the Bank and eliminated in consolidated totals. For both the six months ended June 30, 2022 and 2021, management fees totaling $50 thousand were charged by the Bank and eliminated in consolidated totals.

Segment information for the three and six months ended June 30, 2022 and 2021 is shown in the following tables (dollars in thousands). Note that asset information is not reported below, as the assets of Sturman Wealth Advisors and VNB Trust & Estate Services are reported at the Bank level; also, assets specifically allocated to the lines of business other than the Bank are insignificant and are no longer provided to the chief operating decision maker.

Three months ended June 30, 2022	Bank	Sturman Wealth Advisors	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$12,461	$-	$-	$-	$12,461
Provision for (recovery of) loan losses	(217)	-	-	-	$(217)
Noninterest income	2,851	210	365	220	$3,646
Noninterest expense	8,717	161	376	188	$9,442
Income (loss) before income taxes	6,812	49	(11)	32	6,882
Provision for (benefit from) income taxes	1,181	11	(2)	7	1,197
Net income (loss)	$5,631	$38	$(9)	$25	$5,685

Six months ended June 30, 2022	Bank	Sturman Wealth Advisors	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$23,886	$-	$-	$-	$23,886
Provision for (recovery of) loan losses	(69)	-	-	-	(69)
Noninterest income	4,385	426	3,196	426	8,433
Noninterest expense	17,538	327	1,298	374	19,537
Income before income taxes	10,802	99	1,898	52	12,851
Provision for income taxes	1,811	21	399	11	2,242
Net income	$8,991	$78	$1,499	$41	$10,609

Three months ended June 30, 2021	Bank	Sturman Wealth Advisors	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$13,151	$-	$-	$-	$13,151
Provision for (recovery of) loan losses	(141)	-	-	-	(141)
Noninterest income	2,356	202	203	159	2,920
Noninterest expense	15,416	167	215	195	15,993
Income (loss) before income taxes	232	35	(12)	(36)	219
Provision for (benefit from) income taxes	75	7	(3)	(7)	72
Net income (loss)	$157	$28	$(9)	$(29)	$147

Six months ended June 30, 2021	Bank	Sturman Wealth Advisors	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$19,125	$-	$-	$-	$19,125
Provision for loan losses	210	-	-	-	210
Noninterest income	2,870	393	404	292	3,959
Noninterest expense	19,671	327	421	355	20,774
Income (loss) before income taxes	2,114	66	(17)	(63)	2,100
Provision for (benefit from) income taxes	451	14	(4)	(13)	448
Net income (loss)	$1,663	$52	$(13)	$(50)	$1,652

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements, and notes thereto, of Virginia National Bankshares Corporation included in this report and the audited consolidated financial statements, and notes thereto, of the Company included in the Company’s Form 10-K for the year ended December 31, 2021. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or any future period.

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

OVERVIEW

Our primary financial goal is to maximize the Company’s earnings to increase long-term shareholder value. We monitor three key financial performance measures to determine our success in realizing this goal: 1) return on average assets, 2) return on average equity, and 3) net income per share. (Refer to Reconcilement of Non-GAAP Measures within the Non-GAAP presentations section for further detail and calculation of amounts labeled as "Non-GAAP.")

•
ROAA for the three months ended June 30, 2022 was 1.27% compared to 0.03% (1.02% excluding merger and merger-related expenses, a non-GAAP measure) realized in the same period in the prior year, as the increase in net income was significantly higher in the current period and no merger or merger-related expenses were incurred in the current period. ROAA for the six months ended June 30, 2022 was 1.15% compared to 0.24% (0.93% excluding merger and merger-related expenses, a non-GAAP measure) realized in the same period in the prior year.
•
ROAE for the three months ended June 30, 2022 was 16.20% compared to 0.37% (11.88% excluding merger and merger-related expenses, a non-GAAP measure) realized in same period in the prior year. ROAE for the six months ended June 30, 2022 was 14.26% compared to 2.76% (10.66% excluding merger and merger-related expenses, a non-GAAP measure) realized in same period in the prior year.
•
Net income per diluted share was $1.06 for the three months ended June 30, 2022, compared to $0.03 ($0.89 excluding merger and merger-related expenses, a non-GAAP measure) for the same period in the prior year, due to the increase of $5.5 million in net income. Net income per diluted share was $1.98 for the six months ended June 30, 2022, compared to $0.41 ($1.33 excluding merger and merger-related expenses, a non-GAAP measure) for the same period in the prior year, due to the increase of $9.0 million in net income.

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

Throughout the onset of this pandemic, the Company has maintained its high standards of credit quality on organic loan funding to limit credit risk exposure. There were no COVID-19 related loan deferrals as of June 30, 2022.

As of June 30, 2022, capital ratios of the Company were in excess of regulatory requirements. While currently included in the category of “well capitalized” by bank regulators, a prolonged economic recession could adversely impact reported and regulatory capital ratios. The Company maintains access to multiple sources of liquidity. Management also revisited its capital and liquidity stress tests, as well as capital and liquidity contingency plans, to validate that the Company can react effectively to an economic downturn.

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

FINANCIAL CONDITION

Total assets

The total assets of the Company as of June 30, 2022 were $1.7 billion. This is a $227 million, or 11.5%, decrease from total assets reported at December 31, 2021 and a $102 million, or 5.5%, decrease from total assets reported at June 30, 2021. The decreases were substantially within gross loans, as SBA PPP loans were forgiven, legacy organic loan balances declined due to business sales, property sales and participation fluctuations, Acquired Loan balances declined due to successful execution of paydowns to improve asset quality, and other curtailments (see more detail in the Loan portfolio section following).

Interest-bearing deposits in other banks

The Company had $145.2 million of interest-bearing deposits in other banks as of June 30, 2022, compared to $336.0 million as of December 31, 2021 and $177.8 million as of June 30, 2021. Significant excess liquidity has been deployed into short-term investment securities in the six months ended June 30, 2022 to earn a higher yield.

Federal funds sold

The Company had overnight federal funds sold of $52.8 million as of June 30, 2022, $152.5 million as of December 31, 2021 and $106.6 million as of June 30, 2021. Any excess funds are sold on a daily basis in the federal funds market. The Company intends to maintain sufficient liquidity at all times to meet its funding commitments.

The Company continues to participate in the Excess Balance Account of the Federal Reserve Bank of Richmond. The EBA is a limited-purpose account at the FRB for the maintenance of excess cash balances held by financial institutions. The EBA eliminates the potential of concentration risk that comes with depositing excess balances with one or multiple correspondent banks.

Securities

The Company’s investment securities portfolio as of June 30, 2022 totaled $467.0 million, an increase of $158.2 million compared with the $308.8 million reported at December 31, 2021 and an increase of $195.7 million from the $271.2 million reported at June 30, 2021. The increase from year-end and the same period in the prior year is the result of deploying excess funds into higher yielding assets. Management proactively manages the mix of earning assets and cost of funds to maximize the earning capacity of the Company. At June 30, 2022 and December 31, 2021, the investment securities holdings represented 26.8% and 15.7% of the Company’s total assets, respectively.

The Company’s investment securities portfolio included restricted securities totaling $5.1 million as of June 30, 2022, compared to $5.0 million as of December 31, 2021 and $4.3 million as of June 30, 2021. These securities represent stock in the FRB, the FHLB, CBB Financial Corporation (the holding company for Community Bankers Bank), and an investment in an SBA loan fund. The level of FRB and FHLB stock that the Company is required to hold is determined in accordance with membership guidelines provided by the Federal Reserve and the FHLB, respectively. Stock ownership in the bank holding company for Community Bankers’ Bank provides the Company with several benefits that are not available to non-shareholder correspondent banks. None of these restricted securities are traded on the open market and can only be redeemed by the respective issuer.

At June 30, 2022, the unrestricted securities portfolio totaled $461.8 million. The following table summarizes the Company's AFS securities by type as of June 30, 2022, December 31, 2021, and June 30, 2021 (dollars in thousands):

	June 30, 2022		December 31, 2021		June 30, 2021
		% of		% of		% of
	Balance	Total	Balance	Total	Balance	Total
U.S. Government treasuries	$161,009	34.9%	$—	—	$—	—
U.S. Government agencies	30,532	6.6%	31,581	10.4%	35,228	13.2%
Mortgage-backed securities/CMOs	175,962	38.1%	170,964	56.3%	136,418	51.1%
Corporate bonds	11,154	2.4%	—	—	—	—
Municipal bonds	83,173	18.0%	101,272	33.3%	95,327	35.7%
Total available for sale securities	$461,830	100.0%	$303,817	100.0%	$266,973	100.0%

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

Loan portfolio

A management objective is to grow loan balances while maintaining the asset quality of the loan portfolio. The Company seeks to achieve this objective by maintaining rigorous underwriting standards coupled with regular evaluation of the creditworthiness of, and the designation of lending limits for, each borrowing relationship. The portfolio strategies include seeking industry, loan size, and loan type diversification to minimize credit exposure and originating loans in markets with which the Company is familiar. The Company's geographical trade area includes localities in Virginia, Maryland and the District of Columbia that are within a 100-mile radius of any office of the Company.

As of June 30, 2022, total loans were $960.2 million, compared to $1.1 billion as of December 31, 2021 and $1.2 billion at June 30, 2021. Loans as a percentage of total assets at June 30, 2022 were 55.0%, compared to 63.1% as of June 30, 2021. Loans as a percentage of deposits at June 30, 2022 were 60.1%, compared to 71.6% as of June 30, 2021.

The following table summarizes the Company's loan portfolio by type of loan as of June 30, 2022, December 31, 2021, and June 30, 2021 (dollars in thousands):

	June 30, 2022		December 31, 2021		June 30, 2021
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial loans	$77,599	8.1%	$96,696	9.1%	$160,473	13.8%
Real estate mortgage:
Construction and land	55,140	5.7%	79,331	7.5%	96,421	8.3%
1-4 family residential mortgages	329,920	34.4%	358,148	33.8%	381,801	32.7%
Commercial	446,282	46.5%	473,632	44.6%	455,795	39.1%
Total real estate mortgage	831,342	86.6%	911,111	85.9%	934,017	80.1%
Consumer	51,251	5.3%	53,404	5.0%	71,671	6.1%
Total loans	$960,192	100.0%	$1,061,211	100.0%	$1,166,161	100.0%

The Company's planned strategy to further improve asset quality through negotiation of loan paydowns and PPP forgiveness resulted in a decrease in loan balances from June 30, 2021 and December 31, 2021 to June 30, 2022. The decrease from June 30, 2021 is due predominantly to: 1) the forgiveness of SBA PPP loans in the amount of $71.9 million, 2) paydowns of legacy organic loans due mainly to business sales, property sales and participation fluctuations of $53.8 million, and 3) workouts and paydowns of Acquired Loans of $50.4 million. As of June 30, 2022, less than $1.9 million of PPP loans remain outstanding on the Bank's balance sheet.

Loan quality

Non-accrual loans, comprised of only two loans to one borrower, totaled $511 thousand at June 30, 2022, compared to balances of $495 thousand and $17 thousand reported at December 31, 2021 and June 30, 2021, respectively. Acquired Loans which otherwise would be in non-accrual status are not included in the balances, as they earn interest through the yield accretion.

The Company had loans in its portfolio totaling $626 thousand, $801 thousand and $2.8 million, as of June 30, 2022, December 31, 2021 and June 30, 2021, respectively, that were 90 or more days past due and still accruing interest as the Company deemed them to be collectible. The balance as of June 30, 2022 includes a government-guaranteed loan in the amount of $548 thousand. The portfolio includes four non-insured student loans that are 90 days or more past due and still accruing interest, amounting to $30 thousand.

The Company had loans classified as impaired loans in the amount of $1.4 million as of June 30, 2022, $1.5 million as of December 31, 2021, and $1.1 million at June 30, 2021. Based on regulatory guidance on student lending, the Company has classified 56 of its Purchased Student Loans as TDRs for a total of $835 thousand as of June 30, 2022. These borrowers that should have been in repayment have requested and been granted payment extensions or reductions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered TDRs. Student loan borrowers are allowed in-school deferments, plus an automatic six-month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance. Management has evaluated these loans individually for impairment and included any probable loss in the allowance for loan loss; interest continues to accrue on these TDRs during any deferment and forbearance periods.

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

The relationship of the ALLL to total loans and nonaccrual loans appears below (dollars in thousands):

	June 30, 2022	December 31, 2021	June 30, 2021
Total loans	$960,192	$1,061,211	$1,166,161
Nonaccrual loans	$511	$495	$17
Allowance for loan losses	$5,503	$5,984	$5,522
Nonaccrual loans to total loans	0.05%	0.05%	0.00%
ALLL to total loans	0.57%	0.56%	0.47%
ALLL to nonaccrual loans	1076.91%	1208.89%	32482.35%

The ALLL as a percentage of loans was 0.57% as of June 30, 2022, 0.56% as of December 31, 2021, and 0.47% as of June 30, 2021. The ALLL as a percentage of gross loans, excluding the impact of the acquired loans and fair value mark (a non-GAAP financial measure), would have been 0.91% as of June 30, 2022, compared to 0.88% as of June 30, 2021. The total of the ALLL and the fair value mark as a percentage of gross loans (a non-GAAP financial measure) amounted to 2.39% as of June 30, 2022, compared to 2.23% as of June 30, 2021. The fair value mark that was allocated to the acquired loans was $21.3 million as of the Effective Date, with a remaining balance of $17.5 million as of June 30, 2022. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP ALLL as a percentage of loans.

A recovery of provision for loan losses totaling $69 thousand and a provision for loan losses totaling $210 thousand was recorded in the six months ended June 30, 2022 and 2021, respectively. The following is a summary of the changes in the ALLL for the six months ended June 30, 2022 and 2021 (dollars in thousands):

	2022	2021
Allowance for loan losses, January 1	$5,984	$5,455
Charge-offs	(664)	(397)
Recoveries	252	254
Provision for (recovery of) loan losses	(69)	210
Allowance for loan losses, June 30	$5,503	$5,522

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

Management reviews the ALLL on a quarterly basis to ensure it is adequate based upon the calculated probable losses inherent in the portfolio. Management believes the ALLL was adequately provided for as of June 30, 2022 and acknowledges that the ALLL may increase throughout the year as economic conditions may continue to deteriorate for the foreseeable future.

Premises and equipment

The Company’s premises and equipment, net of depreciation, as of June 30, 2022 totaled $19.2 million compared to $25.1 million as of December 31, 2021 and $25.4 million as of June 30, 2021, decreasing due to the sale of two buildings during the current quarter. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method based on the estimated useful lives of assets. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, assets and related accumulated depreciation are removed from the books, and any resulting gain or loss is charged to income.

As of June 30, 2022, the Company occupied sixteen full-service banking facilities throughout Albemarle, Fauquier and Prince William counties and the cities of Charlottesville, Richmond, Manassas and Winchester, Virginia. The Company also operates a drive-through location at 301 East Water Street, Charlottesville, Virginia.

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

Leases

As of June 30, 2022, the Company has recorded $7.3 million of right-of-use assets and $6.9 million of lease liabilities, in accordance with ASU 2016-02 “Leases” (Topic 842). As of December 31, 2021, $7.6 million of right-of-use assets and $7.1 million of lease liabilities were included on the balance sheet. Right-of-use assets are assets that represent the Company’s right to use, or control the use of, a specified asset for the lease term, offset by the lease liability, which is the Company’s obligation to make lease payments arising from a lease, measured on a discounted basis.

Deposits

Deposit accounts represent the Company’s primary source of funds and are comprised of demand deposits, interest-bearing checking, money market, and savings accounts as well as time deposits. These deposits have been provided predominantly by individuals, businesses and charitable organizations in the Commonwealth of Virginia.

Total deposits as of June 30, 2022 were $1.6 billion, a decrease of $197 million compared to December 31, 2021, and a decrease of $30.6 million compared to June 30, 2021 (dollars in thousands).

	June 30, 2022		December 31, 2021		June 30, 2021
		% of		% of		% of
	Balance	Total	Balance	Total	Balance	Total
No cost and low cost deposits:
Noninterest demand deposits	$512,889	32.1%	$522,281	29.1%	$449,483	27.6%
Interest checking accounts	399,930	25.0%	446,314	24.8%	431,556	26.5%
Money market and savings deposit accounts	535,958	33.5%	665,530	37.1%	577,414	35.4%

Total noninterest and low cost deposit accounts	1,448,777	90.6%	1,634,125	91.0%	1,458,453	89.5%

Time deposit accounts:
Certificates of deposit	144,913	9.1%	155,901	8.7%	162,217	10.0%
CDARS deposits	5,208	0.3%	6,144	0.3%	8,778	0.5%
Total certificates of deposit and other time deposits	150,121	9.4%	162,045	9.0%	170,995	10.5%

Total deposit account balances	$1,598,898	100.0%	$1,796,170	100.0%	$1,629,448	100.0%

Noninterest-bearing demand deposits on June 30, 2022 were $512.9 million, representing 32.1% of total deposits. Interest-bearing transaction, money market, and savings accounts totaled $935.9 million, and represented 58.5% of total deposits at June 30, 2022. Collectively, noninterest-bearing and interest-bearing transaction and money market accounts represented 90.6% of total deposit accounts at June 30, 2022. These account types are an excellent source of low-cost funding for the Company.

The Company also offers insured cash sweep deposit products. ICS® deposit balances of $28.8 million and $128.6 million are included in the interest checking accounts and the money market and savings deposit accounts balances, respectively, in the table above, as of June 30, 2022. As of December 31, 2021, ICS® deposit balances of $39.2 million and $225.9 million are included in the interest checking accounts and the money market and savings deposit account balances, respectively. All ICS accounts consist of reciprocal balances for the Company’s customers.

The remaining 9.4% of total deposits consisted of certificates of deposit and other time deposit accounts totaling $150.1 million at June 30, 2022. Included in these deposit totals are CDARSTM, whereby depositors can obtain FDIC deposit insurance on account balances of up to $50 million. CDARSTM deposits totaled $5.2 million as of June 30, 2022 and $6.1 million as of December 31, 2021, all of which were reciprocal balances for the Company’s customers.

Borrowings

Borrowings, consisting primarily of FHLB advances and federal funds purchased, are additional sources of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company's ability to earn a favorable spread on the funds obtained.

The Company has a collateral dependent line of credit with the FHLB, with no outstanding borrowings as of June 30, 2022 or December 31, 2021. The Company has an off-balance sheet letter of credit in the amount of $60 million as of June 30, 2022 and December 31, 2021, issued in favor of the Commonwealth of Virginia Department of the Treasury to secure public fund depository accounts. This letter of credit is secured by commercial mortgages.

Additional borrowing arrangements maintained by the Company include formal federal funds lines with five major regional correspondent banks and the Federal Reserve discount window. The Company had no outstanding balances on these lines or facilities as of June 30, 2022, December 31, 2021 or June 30, 2021.

Junior Subordinated Debt

In 2006, a subsidiary of Fauquier, Fauquier Statutory Trust II, privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Fauquier’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. As of June 30, 2022 and December 31, 2021, total capital securities were $3.4 million, as adjusted to fair value as of the date of the Merger. The interest rate on the capital security resets every three months at 1.70% above the then current three-month LIBOR and is paid quarterly. Management is in communication with the issuer regarding the alternative reference rate that will apply after the discontinuance of LIBOR.

The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

Shareholders' equity and regulatory capital ratios

The following table displays the changes in shareholders' equity for the Company from December 31, 2021 to June 30, 2022 (dollars in thousands):

Equity, December 31, 2021	$161,987
Net income	10,609
Other comprehensive loss	(35,484)
Cash dividends declared	(3,193)
Equity increase due to expensing of stock options	83
Equity increase due to expensing of restricted stock	214
Equity, June 30, 2022	$134,216

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

The Company’s Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios were 15.95%, 15.95%, 16.50% and 8.79%, respectively, as of June 30, 2022, thus exceeding the minimum requirements. The Bank’s Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios were 15.69%, 15.69%, 16.24% and 8.65%, respectively, as of June 30, 2022, also exceeding the minimum requirements.

As of June 30, 2022, the Bank exceeded all of the following minimum capital ratios in order to be considered “well capitalized” under the PCA regulations, as revised: (i) a common equity Tier 1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%.

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

A reconcilement of the non-GAAP financial measures used by the Company to evaluate and measure the Company's performance to the most directly comparable GAAP financial measures is presented below (dollars in thousands):

	As of or for the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Performance measures
Return on average assets ("ROAA")	1.27%	0.03%	1.15%	0.24%
Impact of merger and merger related expenses, net of tax	0.00%	0.99%	0.00%	0.69%
ROAA, excluding merger and merger related expenses (non-GAAP)	1.27%	1.02%	1.15%	0.93%

Return on average equity ("ROAE")	16.20%	0.37%	14.26%	2.76%
Impact of merger and merger related expenses, net of tax	0.00%	11.51%	0.00%	7.90%
ROAE, excluding merger and merger related expenses (non-GAAP)	16.20%	11.88%	14.26%	10.66%

Net income	$5,685	$147	$10,609	$1,652
Impact of merger and merger related expenses, net of tax	-	4,553	-	4,722
Net income, excluding merger and merger related expenses (non-GAAP)	$5,685	$4,700	$10,609	$6,374

Net income per share, diluted	$1.06	$0.03	$1.98	$0.41
Impact of merger and merger related expenses, net of tax	-	0.86	-	0.92
Net income per share, excluding merger and merger related expenses (non-GAAP), diluted	$1.06	$0.89	$1.98	$1.33

Fully tax-equivalent measures
Net interest income	$12,461	$13,151	$23,886	$19,125
Fully tax-equivalent adjustment	82	73	163	120
Net interest income (FTE)	$12,543	$13,224	$24,049	$19,245

Efficiency ratio	58.6%	99.5%	60.0%	90.0%
Fully tax-equivalent adjustment	-0.3%	-0.4%	0.1%	-0.5%
Efficiency ratio (FTE)	58.3%	99.1%	60.1%	89.5%

Net interest margin	3.00%	3.03%	2.76%	2.98%
Fully tax-equivalent adjustment	0.02%	0.02%	0.02%	0.02%
Net interest margin (FTE)	3.02%	3.05%	2.78%	3.00%

Other financial measures
ALLL to total loans	0.57%	0.47%
Impact of acquired loans and fair value mark	0.34%	0.41%
ALLL to total loans, excluding acquired loans and fair value mark (non-GAAP)	0.91%	0.88%

ALLL to total loans	0.57%	0.47%
Fair value mark to total loans	1.82%	1.76%
ALLL + fair value mark to total loans (non-GAAP)	2.39%	2.23%

Book value per share	$25.20	$29.89
Impact of intangible assets	(2.96)	(3.29)
Tangible book value per share (non-GAAP)	$22.24	$26.60

Total equity	$134,216	$158,602
Impact of intangible assets	(15,785)	(17,477)
Tangible equity	$118,431	$141,125

Net income

Net income for the three months ended June 30, 2022 was $5.7 million, a $5.5 million increase compared to net income reported for the three months ended June 30, 2021. Net income per diluted share was $1.06 for the quarter ended June 30, 2022 compared to $0.03 per diluted share for the same quarter in the prior year.

Net income for the six months ended June 30, 2022 was $10.6 million, compared to $1.6 million for the six months ended June 30, 2021. Net income per diluted share was $1.98 for the six months ended June 30, 2022,compared to $0.41 per diluted share for the same period in the prior year.

Net interest income

Net interest income (FTE) for the three months ended June 30, 2022 was $12.5 million, a $681 thousand decrease compared to net interest income (FTE) of $13.2 million for the three months ended June 30, 2021. Net interest income (FTE) decreased primarily due to the decreased volume of loans, declining from an average of $1.2 billion in the three months ended June 30, 2021 to $984.9 million in the three months ended June 30, 2022, negatively impacting interest income by $2.5 million. The fair value accretion on Acquired Loans positively impacted net interest income by 12 bps during the three months ended June 30, 2022. The increase in volume of securities held, from an average balance of $270.2 million for the three months ended June 30, 2021 to $391.2 million for the three months ended June 30, 2022, positively impacted net interest income by $567 thousand, and the increase in yield earned on such securities increased from 1.68% to 2.16% for the periods noted, positively impacted net interest income by $411 thousand. FFS and interest bearing deposits in other banks contributed an additional $281 thousand and $183 thousand, respectively, to net interest income (FTE) for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Net interest income (FTE) was positively impacted by the $276 thousand decrease in interest expense, as described below.

Net interest income (FTE) for the six months ended June 30, 2022 was $24.0 million, a $4.8 million increase compared to net interest income (FTE) of $19.2 million for the six months ended June 30, 2021. Net interest income (FTE) increased primarily due to the increased volume of loans as a result of the Merger, increasing from an average of $910.0 million in the six months ended June 30, 2021 to $1.0 billion in the six months ended June 30, 2022. This increase in volume of loans positively impacted interest income by $1.9 million. The increase in yield on loans, increasing from 4.20% for the six months ended June 30, 2021 to 4.28% for the six months ended June 30, 2022 positively impacted net interest income by $489 thousand. The fair value accretion on Acquired Loans positively impacted net interest income by 24 bps during the six months ended June 30, 2022. The increase in volume of securities held, from an average balance of $222.0 million for the six months ended June 30, 2021 to $352.5 million for the six months ended June 30, 2022, positively impacted net interest income by $1.2 million, and the increase in yield earned on such securities increased from 1.65% to 2.03% for the periods noted, positively impacting net interest income by $531 thousand. FFS and interest bearing deposits in other banks contributed and additional $291 thousand and $290 thousand, respectively, to net interest income (FTE) for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Net interest income (FTE) was positively impacted by the $49 thousand decrease in interest expense, as described below.

Net interest margin (FTE) is the ratio of net interest income (FTE) to average earning assets for the period. The level of interest rates, together with the volume and mix of earning assets and interest-bearing liabilities, impact net interest income (FTE) and net interest margin (FTE). The net interest margin (FTE) of 3.02% for the three months ended June 30, 2022 was 3 bps lower than the 3.05% for the three months ended June 30, 2021. The net interest margin (FTE) of 2.78% for the six months ended June 30, 2022 was 22 bps lower than the 3.00% for the six months ended June 30, 2021. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP net interest margin.

Interest expense decreased $276 thousand for the three months ended June 30, 2022 compared to the same period in the prior year, due to decreased volume of deposits, as average interest-bearing deposits decreased $54.2 million for the period noted, positively impacting interest expense by $44 thousand, coupled with lower rates paid on deposits, positively impacting interest expense by $173 thousand. The rate paid on interest-bearing deposits averaged 24 bps in the three months ended June 30, 2022, compared to 30 bps for the three months ended June 30, 2021. Also during the three months ended June 30, 2021, the Bank had average outstanding borrowing with the FHLB of $43.0 million, with an interest expense of $59 thousand. No such borrowings were outstanding during the three month period ending June 30, 2022.

Interest expense decreased $49 thousand for the six months ended June 30, 2022 compared to the same period in the prior year, primarily due to the elimination of borrowings from the FHLB, which caused a decline in interest expense period over period of $95 thousand. The impact to interest expense from the increase in the volume of interest-bearing deposits, increasing interest expense by $448 thousand, was completely offset by the decline in rates paid on deposits, decreasing interest expense by $451 thousand when comparing the six months ended June 30, 2021 to the six months ended June 30, 2022.

The following tables detail the average balance sheet, including an analysis of net interest income (FTE) for earning assets and interest-bearing liabilities, for the three and six months ended June 30, 2022 and 2021. These tables also include rate/volume analyses for these same periods (dollars in thousands).

Consolidated Average Balance Sheet and Analysis of Net Interest Income

	For the Three Months Ended
	June 30, 2022			June 30, 2021			Change in Interest Income/ Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to : [4]		Total
	Balance	Income/	Yield/Cost	Balance	Income/	Yield/Cost	Volume	Rate	Increase/
		Expense			Expense				(Decrease)
ASSETS
Interest Earning Assets:
Securities:
Taxable Securities	$325,833	$1,726	2.12%	$211,827	$792	1.50%	$526	$408	$934
Tax Exempt Securities [1]	65,352	390	2.39%	58,398	346	2.37%	41	3	44
Total Securities [1]	391,185	2,116	2.16%	270,225	1,138	1.68%	567	411	978
Loans:
Real Estate	847,661	8,988	4.25%	997,446	10,175	4.09%	(1,576)	389	(1,187)
Commercial	86,394	995	4.62%	144,209	1,967	5.47%	(700)	(272)	(972)
Consumer	50,828	627	4.95%	72,468	867	4.80%	(266)	26	(240)
Total Loans	984,883	10,610	4.32%	1,214,123	13,009	4.30%	(2,542)	143	(2,399)
Fed Funds Sold	150,393	302	0.81%	106,934	21	0.08%	12	269	281
Other interest-bearing deposits	142,010	219	0.62%	149,056	36	0.10%	(2)	185	183
Total Earning Assets	1,668,471	13,247	3.18%	1,740,338	14,204	3.27%	(1,965)	1,008	(957)
Less: Allowance for Loan Losses	(5,866)			(5,732)
Total Non-Earning Assets	133,526			124,287
Total Assets	$1,796,131			$1,858,893

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$411,374	$58	0.06%	$437,611	$93	0.09%	$(5)	$(30)	$(35)
Money Market and Savings Deposits	550,883	440	0.32%	561,940	455	0.32%	(9)	(6)	(15)
Time Deposits	152,695	157	0.41%	169,556	324	0.77%	(30)	(137)	(167)
Total Interest-Bearing Deposits	1,114,952	655	0.24%	1,169,107	872	0.30%	(44)	(173)	(217)
Borrowings	—	—	—	43,030	59	0.55%	(59)	—	(59)
Junior subordinated debt	3,383	49	5.81%	3,334	49	—	—	—	—
Total Interest-Bearing Liabilities	1,118,335	704	0.25%	1,215,471	980	0.32%	(103)	(173)	(276)
Non-Interest-Bearing Liabilities:
Demand deposits	527,008			471,078
Other liabilities	10,067			14,109
Total Liabilities	1,655,410			1,700,658
Shareholders' Equity	140,721			158,235
Total Liabilities & Shareholders' Equity	$1,796,131			$1,858,893
Net Interest Income (FTE)		$12,543			$13,224		$(1,862)	$1,181	$(681)
Interest Rate Spread [2]			2.93%			2.95%
Cost of Funds			0.17%			0.23%
Interest Expense as a Percentage of Average Earning Assets			0.17%			0.23%
Net Interest Margin (FTE) [3]			3.02%			3.05%

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

Consolidated Average Balance Sheet and Analysis of Net Interest Income

	For the Six Months Ended
	June 30, 2022			June 30, 2021			Change in Interest Income/ Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to : [4]		Total
	Balance	Income/	Yield/Cost	Balance	Income/	Yield/Cost	Volume	Rate	Increase/
		Expense			Expense				(Decrease)
ASSETS
Interest Earning Assets:
Securities:
Taxable Securities	$287,241	$2,800	1.95%	$176,151	$1,264	1.44%	$979	$557	$1,536
Tax Exempt Securities [1]	65,249	775	2.38%	45,818	569	2.48%	232	(26)	206
Total Securities [1]	352,490	3,575	2.03%	221,969	1,833	1.65%	1,211	531	1,742
Loans:
Real Estate	866,863	18,082	4.21%	679,951	14,282	4.24%	3,899	(99)	3,800
Commercial	89,944	2,084	4.67%	166,941	3,156	3.81%	(1,676)	604	(1,072)
Consumer	51,302	1,213	4.77%	63,148	1,509	4.82%	(280)	(16)	(296)
Total Loans	1,008,109	21,379	4.28%	910,040	18,947	4.20%	1,943	489	2,432
Fed Funds Sold	151,429	363	0.48%	87,276	72	0.17%	81	210	291
Other interest-bearing deposits	235,418	356	0.30%	74,475	66	0.18%	219	71	290
Total Earning Assets	1,747,446	25,673	2.96%	1,293,760	20,918	3.26%	3,454	1,301	4,755
Less: Allowance for Loan Losses	(5,946)			(5,624)
Total Non-Earning Assets	124,851			84,069
Total Assets	$1,866,351			$1,372,205

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$416,393	$119	0.06%	$291,025	$119	0.08%	$42	$(42)	$0
Money Market and Savings Deposits	603,259	1,055	0.35%	422,048	806	0.39%	322	(73)	249
Time Deposits	155,544	352	0.46%	134,355	604	0.91%	84	(336)	(252)
Total Interest-Bearing Deposits	1,175,196	1,526	0.26%	847,428	1,529	0.36%	448	(451)	(3)
Borrowings	—	—	—	36,551	95	0.52%	(95)	—	(95)
Junior subordinated debt	3,377	98	5.85%	1,255	49	—	64	(15)	49
Total Interest-Bearing Liabilities	1,178,573	1,624	0.28%	885,234	1,673	0.38%	417	(466)	(49)
Non-Interest-Bearing Liabilities:
Demand deposits	527,049			363,709
Other liabilities	10,704			2,877
Total Liabilities	1,716,326			1,251,820
Shareholders' Equity	150,025			120,385
Total Liabilities & Shareholders' Equity	$1,866,351			$1,372,205
Net Interest Income (FTE)		$24,049			$19,245		$3,037	$1,767	$4,804
Interest Rate Spread [2]			2.68%			2.88%
Cost of Funds			0.19%			0.27%
Interest Expense as a Percentage of Average Earning Assets			0.38%			0.26%
Net Interest Margin (FTE) [3]			2.78%			3.00%
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

Provision for loan losses

A recovery of provision for loan losses of $217 thousand was recognized during the three months ended June 30, 2022 compared to $141 thousand recognized during the three months ended June 30, 2021. A recovery of provision for loan losses of $69 thousand was recognized during the six months ended June 30, 2022 compared to a provision for loan losses recognized of $210 thousand during the six months ended June 30, 2021. The period-end ALLL as a percentage of total loans was 0.57% as of June 30, 2022, 0.56% as of December 31, 2021 and 0.47% as of June 30, 2021.

Further discussion of management’s assessment of the ALLL is provided earlier in the report and in Note 5 – Allowance for Loan Losses, found in the Notes to the Consolidated Financial Statements. In management’s opinion, the allowance was adequately provided for at June 30, 2022. The ALLL calculation, provision for loan losses, asset quality and collateral values may be significantly impacted by deterioration in economic conditions. We have downgraded, then upgraded slightly, the qualitative factors pertaining to economic conditions within our ALLL methodology; should economic conditions worsen, we could experience further increases in our required ALLL and record additional provision for loan loss exposure.

Noninterest income

The components of noninterest income for the three months ended June 30, 2022 and 2021 are shown below (dollars in thousands):

	For the Three Months Ended		Variance
	June 30, 2022	June 30, 2021	$	%
Noninterest income:
Wealth management fees	$572	$980	$(408)	-41.6%
Advisory and brokerage income	210	359	(149)	-41.5%
Deposit account fees	458	426	32	7.5%
Debit/credit card and ATM fees	779	599	180	30.1%
Bank owned life insurance income	246	199	47	23.6%
Gains on sale of assets	1,113	-	1,113	100.0%
Other	268	357	(89)	-24.9%
Total noninterest income	$3,646	$2,920	$726	24.9%

Noninterest income for the three months ended June 30, 2022 of $3.6 million was $726 thousand or 24.9% higher than the amount recorded for the three months ended June 30, 2021. Noninterest income increased predominantly due to the gain on the sale of two buildings in the amount of $1.1 million, offset by a decrease in wealth management fees of $408 thousand due to a reduction in accounts.

The components of noninterest income for the six months ended June 30, 2022 and 2021 are shown below (dollars in thousands):

	For the Six Months Ended		Variance
	June 30, 2022	June 30, 2021	$	%
Noninterest income:
Wealth management fees	$1,129	$1,309	$(180)	-13.8%
Advisory and brokerage income	426	550	(124)	-22.5%
Deposit account fees	923	586	337	57.5%
Debit/credit card and ATM fees	1,486	753	733	97.3%
Bank owned life insurance income	457	306	151	49.3%
Resolution of commercial dispute	2,400	-	2,400	N/A
Gain on sale of assets	1,113	27	1,086	4022.2%
Other	499	428	71	16.6%
Total noninterest income	$8,433	$3,959	$4,474	113.0%

Noninterest income for the six months ended June 30, 2022 of $8.4 million was $4.5 million or 113.0% higher than the amount recorded for the six months ended June 30, 2021. Noninterest income increased predominantly due to the receipt and recognition of a $2.4 million one-time payment to resolve a commercial dispute, the $1.1 million gain on the sale of two buildings and an increase of $733 thousand of plastics income due to increased number of retail accounts as a result of the Merger.

Noninterest expense

The components of noninterest expense for the three months ended June 30, 2022 and 2021 are shown below (dollars in thousands):

	For the Three Months Ended		Variance
	June 30, 2022	June 30, 2021	$	%
Noninterest expense:
Salaries and employee benefits	$4,086	$4,741	$(655)	-13.8%
Net occupancy	1,282	1,109	173	15.6%
Equipment	254	340	(86)	-25.3%
Bank franchise tax	304	429	(125)	-29.1%
Computer software	357	216	141	65.3%
Data processing	699	994	(295)	-29.7%
FDIC deposit insurance assessment	125	182	(57)	-31.3%
Marketing, advertising and promotion	259	232	27	11.6%
Merger and merger-related expenses	-	5,874	(5,874)	-100.0%
Plastics expense	92	73	19	26.0%
Professional fees	404	510	(106)	-20.8%
Core deposit intangible amortization	427	428	(1)	-0.2%
Other	1,153	865	288	33.3%
Total noninterest expense	$9,442	$15,993	$(6,551)	-41.0%

Noninterest expense for the quarter ended June 30, 2022 of $9.4 million was $6.6 million or 41.0% lower than the quarter ended June 30, 2021. This decrease is due to merger and merger-related expenses incurred during the six months ended June 30, 2021 of $5.9 million, a reduction in salaries and employee benefits of $655 thousand as a result of reduced headcount and a $295 thousand reduction in data processing costs as a result of efficiencies gained in connection with the Merger.

The components of noninterest expense for the six months ended June 30, 2022 and 2021 are shown below (dollars in thousands):

	For the Six Months Ended		Variance
	June 30, 2022	June 30, 2021	$	%
Noninterest expense:
Salaries and employee benefits	$8,817	$7,143	$1,674	23.4%
Net occupancy	2,479	1,604	875	54.6%
Equipment	537	456	81	17.8%
Bank franchise tax	608	602	6	1.0%
Computer software	620	383	237	61.9%
Data processing	1,437	1,283	154	12.0%
FDIC deposit insurance assessment	351	245	106	43.3%
Marketing, advertising and promotion	526	369	157	42.5%
Merger and merger-related expenses	-	6,152	(6,152)	-100.0%
Plastics expense	231	115	116	100.9%
Professional fees	741	687	54	7.9%
Core deposit intangible amortization	866	428	438	102.3%
Other	2,324	1,307	1,017	77.8%
Total noninterest expense	$19,537	$20,774	$(1,237)	-6.0%

Noninterest expense for the six months ended June 30, 2022 of $19.5 million was $1.2 million or 6.0% lower than the six months ended June 30, 2021. This decrease is due to merger and merger-related expenses incurred during the six months ended June 30, 2021 of $6.2 million, offset by increases the following areas due to the Merger being effective April 1, 2021: 1) salaries and employee benefits increased $1.7 million, 2) net occupancy increased $875 thousand, and 3) core deposit intangible amortization increased $438 thousand. In addition, the Company incurred $685 thousand in expenses in the first quarter of 2022, included in noninterest expense, related to the one-time payment to resolve a commercial dispute noted in the Noninterest income section earlier.

The efficiency ratio (FTE) of 58.3% for the three months ended June 30, 2022 compared favorably to the 99.1% for the same quarter of 2021, due to the increase in noninterest income and the decrease in noninterest expense, as described above. The efficiency ratio (FTE) of 60.1 for the six months ended June 30, 2022 also compared favorably to the 89.5% for the six months ended June 30, 2021 for the same reasons. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP efficiency ratio.

Provision for Income Taxes

For the three months ended June 30, 2022 and 2021, the Company provided $1.2 million and $72 thousand for Federal income taxes, respectively, resulting in effective income tax rates of 17.4% and 32.9%, respectively. The effective income tax rate for the three months ended June 30, 2022 was lower than the prior year, due to the recognition of low-income housing tax credits in the current period and the inflated effective rate in 2021 due to the non-deductibility of certain merger and merger-related expenses. For the six months ended June 30, 2022 and 2021, the Company provided $2.2 million and $448 thousand for Federal income taxes, respectively, resulting in effective income tax rates of 17.4% and 21.9%, respectively. For all periods, the effective income tax rate differed from the U.S. statutory rate of 21% due to the effect of tax-exempt income from life insurance policies and municipal bonds.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

During the quarter ended June 30, 2022, there have been no material changes from the risk factors described in the Company’s Form 10-K for the year ended December 31, 2021. The risks described may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that are currently considered to not be material also may materially adversely affect our business, financial condition and/or operating results.

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline eXtensible Business Reporting Language, pursuant to Rule 405 of Regulation S-T (1): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Shareholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101.0)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA NATIONAL BANKSHARES CORPORATION
(Registrant)

By:	/s/ Glenn W. Rust
Glenn W. Rust
President and Chief Executive Officer (principal executive officer)

Date:	August 12, 2022

By:	/s/ Tara Y. Harrison
Tara Y. Harrison
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)
Date:	August 12, 2022