Form 10-Q
period 2022-09-30
Virginia National Bankshares Corp
filed 2022-11-02
CIK 1572334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☐ No ☒

As of October 31, 2022, the registrant had 5,327,271 shares of common stock, $2.50 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30, 2022	December 31, 2021 *
ASSETS	Unaudited
Cash and due from banks	$15,773	$20,345
Interest-bearing deposits in other banks	76,194	336,032
Federal funds sold	53,118	152,463
Securities:
Available for sale, at fair value	538,459	303,817
Restricted securities, at cost	5,138	4,950
Total securities	543,597	308,767
Loans, net of deferred fees and costs	942,347	1,061,211
Allowance for loan losses	(5,485)	(5,984)
Loans, net	936,862	1,055,227
Premises and equipment, net	18,817	25,093
Bank owned life insurance	38,298	31,234
Goodwill	8,140	8,140
Core deposit intangible, net	6,990	8,271
Other intangible assets, net	223	274
Other real estate owned, net	-	611
Right of use asset, net	6,941	7,583
Accrued interest receivable and other assets	28,803	18,144
Total assets	$1,733,756	$1,972,184
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest-bearing	$539,134	$522,281
Interest-bearing	417,530	446,314
Money market and savings deposit accounts	505,733	665,530
Certificates of deposit and other time deposits	134,250	162,045
Total deposits	1,596,647	1,796,170
Junior subordinated debt, net	3,401	3,367
Lease liability	6,551	7,108
Accrued interest payable and other liabilities	1,183	3,552
Total liabilities	1,607,782	1,810,197
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, $2.50 par value	-	-
Common stock, $2.50 par value	13,214	13,178
Capital surplus	105,095	104,584
Retained earnings	58,026	46,436
Accumulated other comprehensive loss	(50,361)	(2,211)
Total shareholders' equity	125,974	161,987
Total liabilities and shareholders' equity	$1,733,756	$1,972,184
Common shares outstanding	5,327,271	5,308,335
Common shares authorized	10,000,000	10,000,000
Preferred shares outstanding	-	-
Preferred shares authorized	2,000,000	2,000,000

* Derived from audited Consolidated Financial Statements

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest and dividend income:
Loans, including fees	$11,024	$12,957	$32,403	$31,904
Federal funds sold	299	45	662	78
Other interest-bearing deposits	618	55	973	94
Investment securities:
Taxable	2,626	742	5,300	2,006
Tax exempt	313	280	925	729
Dividends	66	55	192	121
Total interest and dividend income	14,946	14,134	40,455	34,932

Interest expense:
Demand and savings deposits	471	673	1,645	1,598
Certificates and other time deposits	147	282	499	886
Borrowings	51	(325)	148	(181)
Total interest expense	669	630	2,292	2,303
Net interest income	14,277	13,504	38,163	32,629
Provision for (recovery of) loan losses	39	267	(30)	477
Net interest income after provision for (recovery of) loan losses	14,238	13,237	38,193	32,152

Noninterest income:
Wealth management fees	590	744	1,719	2,053
Advisory and brokerage income	213	358	639	908
Deposit account fees	443	396	1,366	982
Debit/credit card and ATM fees	660	808	2,146	1,561
Bank owned life insurance income	252	201	709	507
Resolution of commercial dispute	-	-	2,400	-
Gains on sale of assets	4	-	1,117	-
Other	138	971	637	1,426
Total noninterest income	2,300	3,478	10,733	7,437

Noninterest expense:
Salaries and employee benefits	4,252	4,562	13,069	11,705
Net occupancy	1,318	1,039	3,797	2,643
Equipment	249	205	786	661
Bank franchise tax	304	320	912	922
Computer software	287	361	907	744
Data processing	712	1,114	2,149	2,397
FDIC deposit insurance assessment	70	349	421	594
Marketing, advertising and promotion	347	337	873	706
Merger and merger-related expenses	-	1,935	-	8,087
Debit/credit card and ATM expenses	91	212	322	589
Professional fees	310	186	1,051	873
Core deposit intangible amortization	415	417	1,281	845
Other	1,148	1,787	3,472	2,832
Total noninterest expense	9,503	12,824	29,040	33,598

Income before income taxes	7,035	3,891	19,886	5,991
Provision for income taxes	1,263	753	3,505	1,201
Net income	$5,772	$3,138	$16,381	$4,790
Net income per common share, basic	$1.08	$0.59	$3.08	$1.08
Net income per common share, diluted	$1.08	$0.59	$3.06	$1.07
Weighted average common shares outstanding, basic	5,326,543	5,306,370	5,321,652	4,453,303
Weighted average common shares outstanding, diluted	5,348,900	5,338,872	5,347,878	4,478,779

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income	$5,772	$3,138	$16,381	$4,790
Other comprehensive income (loss):
Unrealized losses on securities, net of tax of ($3,416) and ($12,952) for the three and nine months ended September 30, 2022; and net of tax of ($94) and ($488) for the three and nine months ended September 30, 2021, respectively	(12,845)	(352)	(48,724)	(1,836)
Unrealized gains (losses) on interest rate swaps, net of tax of $49 and $153 for the three and nine months ended September 30, 2022; and net of tax of $7 and ($22) for the three and nine months ended September 30, 2021, respectively	179	27	574	(84)
Total other comprehensive loss	(12,666)	(325)	(48,150)	(1,920)
Total comprehensive income (loss)	$(6,894)	$2,813	$(31,769)	$2,870

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Dollars in thousands, except per share data)

(Unaudited)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2020	$6,722	$32,457	$41,959	$1,460	$82,598
Exercise of stock options	1	14	-	-	15
Stock option expense	-	34	-	-	34
Restricted stock grant expense	-	61	-	-	61
Vested stock grants	7	(7)	-	-	-
Cash dividends declared ($0.30 per share)	-	-	(814)	-	(814)
Net income	-	-	1,505	-	1,505
Other comprehensive loss	-	-	-	(3,387)	(3,387)
Balance, March 31, 2021	$6,730	$32,559	$42,650	$(1,927)	$80,012
Common stock issued in acquisition of Fauquier Bankshares, Inc.	6,428	71,608			78,036
Exercise of stock options	2	13	-	-	15
Stock option expense	-	31	-	-	31
Restricted stock grant expense	-	165	-	-	165
Vested stock grants	16	(16)	-	-	-
Cash dividends declared ($0.30 per share)	-	-	(1,596)	-	(1,596)
Net income	-	-	147	-	147
Other comprehensive income	-	-	-	1,792	1,792
Balance, June 30, 2021	$13,176	$104,360	$41,201	$(135)	$158,602
Stock option expense	-	31	-	-	31
Restricted stock grant expense	-	57	-	-	57
Vested stock grants	2	(2)	-	-	-
Cash dividends declared ($0.30 per share)	-	-	(1,593)	-	(1,593)
Net income	-	-	3,138	-	3,138
Other comprehensive loss	-	-	-	(325)	(325)
Balance, September 30, 2021	$13,178	$104,446	$42,746	$(460)	$159,910

Balance, December 31, 2021	$13,178	$104,584	$46,436	$(2,211)	$161,987
Stock option expense	-	41	-	-	41
Restricted stock grant expense	-	93	-	-	93
Vested stock grants	12	(12)	-	-	-
Cash dividends declared ($0.30 per share)	-	-	(1,596)	-	(1,596)
Net income	-	-	4,924	-	4,924
Other comprehensive loss	-	-	-	(19,430)	(19,430)
Balance, March 31, 2022	$13,190	$104,706	$49,764	$(21,641)	$146,019
Stock option expense	-	42	-	-	42
Restricted stock grant expense	-	121	-	-	121
Vested stock grants	11	(11)	-	-	-
Cash dividends declared ($0.30 per share)	-	-	(1,597)	-	(1,597)
Net income	-	-	5,685	-	5,685
Other comprehensive loss	-	-	-	(16,054)	(16,054)
Balance, June 30, 2022	$13,201	$104,858	$53,852	$(37,695)	$134,216
Exercise of stock options	3	21	-	-	24
Stock option expense	-	42	-	-	42
Restricted stock grant expense	-	184	-	-	184
Vested stock grants	10	(10)	-	-	-
Cash dividends declared ($0.30 per share)	-	-	(1,598)	-	(1,598)
Net income	-	-	5,772	-	5,772
Other comprehensive loss	-	-	-	(12,666)	(12,666)
Balance, September 30, 2022	$13,214	$105,095	$58,026	$(50,361)	$125,974

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the nine months ended
	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,381	$4,790
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	(30)	477
Net accretion of certain acquisition-related adjustments	(1,518)	(2,474)
Amortization of intangible assets	1,332	896
Net amortization and accretion of securities	317	1,100
Net gains on sale of other assets	(1,117)	(65)
Earnings on bank owned life insurance	(709)	(507)
Depreciation and other amortization	2,875	2,173
Stock option expense	125	96
Stock grant expense	398	283
Net change in:
Accrued interest receivable and other assets	1,509	(1,552)
Accrued interest payable and other liabilities	(2,112)	1,882
Net cash provided by operating activities	17,451	7,099

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Fauquier Bankshares	—	153,278
Net (increase) decrease in restricted investments	(188)	2,019
Purchases of available for sale securities	(314,997)	(36,127)
Proceeds from maturities, calls and principal payments of available for sale securities	18,365	22,876
Net decrease in loans	119,905	95,117
Purchase of bank owned life insurance	(6,354)	—
Proceeds from sale of premises and equipment	6,211	34
Proceeds from sale of other real estate owned	610	—
Proceeds from sale of loans	—	6,126
Purchase of bank premises and equipment	(510)	(1,055)
Net cash (used in) provided by investing activities	(176,958)	242,268

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, interest checking, money market and savings accounts	(171,728)	192,565
Net decrease in certificates of deposit and other time deposits	(27,753)	(3,728)
Net decrease in other borrowings	-	(42,582)
Proceeds from stock options exercised	24	30
Cash dividends paid	(4,791)	(4,817)
Net cash (used in) provided by financing activities	(204,248)	141,468
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(363,755)	$390,835

CASH AND CASH EQUIVALENTS:
Beginning of period	$508,840	$34,695
End of period	$145,085	$425,530

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$2,344	$2,289
Taxes	$2,750	$1,042

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized losses on available for sale securities	$(61,676)	$(2,324)
Unrealized gains (losses) on interest rate swaps	$727	$(106)
Initial right-of-use assets obtained in exchange for new operating lease liabilities	$540	$—
Assets acquired in business combination	$—	$909,736
Liabilities assumed in business combination	$—	$840,226
Change in goodwill	$—	$8,526

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2022

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

Basis of Presentation: The preparation of financial statements in conformity with GAAP and the reporting guidelines prescribed by regulatory authorities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the ALLL, accounting for business combinations, including loans acquired in the business combination, impairment of loans, goodwill impairment, other-than-temporary impairment of securities, other intangible assets, and fair value measurements. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Short-term borrowings: The fair value of borrowings was determined by comparison to current interest rates for similar borrowings. The resulting fair value adjustment to short-term borrowings is a $473 thousand premium, which was anticipated to be amortized into interest expense over the remaining life of the debt on a straight-line basis. (Note that such borrowings were repaid in the third quarter of 2021, and therefore, the premium was fully amortized during the quarter in which they were repaid.)

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

There were no merger and merger-related expenses incurred during the three and nine months ended September 30, 2022 and $1.9 million and $8.1 million incurred during the three and nine months ended September 30, 2021, respectively, primarily consisting of personnel and legal expenses.

Note 3. Securities

The amortized cost and fair values of securities available for sale as of September 30, 2022 and December 31, 2021 were as follows (dollars in thousands):

September 30, 2022		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government treasuries	$244,646	$-	$(3,271)	$241,375
U.S. Government agencies	35,291	-	(6,386)	28,905
Mortgage-backed securities/CMOs	188,029	-	(27,568)	160,461
Corporate bonds	30,988	-	(1,693)	29,295
Municipal bonds	103,898	-	(25,475)	78,423
Total Securities Available for Sale	$602,852	$-	$(64,393)	$538,459

December 31, 2021		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$32,424	$24	$(867)	$31,581
Mortgage-backed securities/CMOs	172,975	248	(2,259)	170,964
Municipal bonds	101,136	1,162	(1,026)	101,272
Total Securities Available for Sale	$306,535	$1,434	$(4,152)	$303,817

As of September 30, 2022, there were $537.8 million or 291 issues of individual securities, held in an unrealized loss position. These securities have an unrealized loss of $64.4 million and consist of 113 mortgage-backed/collateralized mortgage obligations, 126 municipal bonds, 19 agency bonds, 14 treasury bonds and 19 corporate bonds.

The following table summarizes all securities with unrealized losses, segregated by length of time in a continuous unrealized loss position at September 30, 2022, and December 31, 2021 (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
September 30, 2022	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government treasuries	$241,375	$(3,271)	$—	$—	$241,375	$(3,271)
U.S. Government agencies	6,017	(873)	22,624	(5,513)	28,641	(6,386)
Mortgage-backed/CMOs	104,457	(15,751)	56,004	(11,817)	160,461	(27,568)
Corporate bonds	21,959	(1,311)	7,336	(382)	29,295	(1,693)
Municipal bonds	46,604	(11,239)	31,382	(14,236)	77,986	(25,475)
	$420,412	$(32,445)	$117,346	$(31,948)	$537,758	$(64,393)

	Less than 12 Months		12 Months or More		Total
December 31, 2021	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$14,443	$(340)	$15,220	$(527)	$29,663	$(867)
Mortgage-backed/CMOs	131,876	(1,735)	15,192	(524)	147,068	(2,259)
Municipal bonds	40,352	(722)	10,409	(304)	50,761	(1,026)
	$186,671	$(2,797)	$40,821	$(1,355)	$227,492	$(4,152)

The Company’s securities portfolio is primarily made up of fixed rate instruments, the prices of which move inversely with interest rates. Any unrealized losses are considered by management to be driven by increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the instruments approach their maturity date or repricing date or if market yields for such investments decline. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality. Accordingly, as of September 30, 2022, management believes the impairments detailed in the table above are temporary, and no impairment loss has been realized in the Company’s consolidated income statement.

An “other-than-temporary impairment” is considered to exist if either of the following conditions are met: it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or the Company does not expect to recover the security’s entire amortized cost basis (even if the Company does not intend to sell). In the event that a security would suffer impairment for a reason that was “other than temporary,” the Company would be expected to write down the security’s value to its new fair value, and the amount of the write down would be included in earnings as a realized loss. As of September 30, 2022, management has concluded that none of its investment securities have an OTTI based upon the information available. Additionally, management has the ability to hold any security with an unrealized loss until maturity or until such time as the value of the security has recovered from its unrealized loss position.

Securities having carrying values of $5.1 million at September 30, 2022 were pledged as collateral to secure deposits and facilitate borrowing from the Federal Reserve Bank of Richmond. At December 31, 2021, securities having carrying values of $12.7 million were similarly pledged.

For the three and nine months ended September 30, 2022 and September 30, 2021, there were no sales of securities.

Restricted securities are securities with limited marketability and consist of stock in the FRB, the Federal Home Loan Bank of Atlanta, CBB Financial Corporation (the holding company for Community Bankers' Bank) and an investment in an SBA loan fund. These restricted securities, totaling $5.1 million and $5.0 million as of September 30, 2022 and December 31, 2021, are carried at cost.

The amortized cost and fair value of AFS debt securities at September 30, 2022 are presented below based upon contractual maturities, by major investment categories (dollars in thousands). Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

	Amortized Cost	Fair Value
U.S. Government treasuries
One year or less	$191,949	$190,074
After one year to five years	52,697	51,301
	$244,646	$241,375
U.S. Government agencies
After one year to five years	$649	$559
After five years to ten years	30,642	25,418
Ten years or more	4,000	2,928
	$35,291	$28,905
Mortgage-backed securities/CMOs
After one year to five years	$1,915	$1,752
After five years to ten years	930	852
Ten years or more	185,184	157,857
	$188,029	$160,461
Corporate bonds
One year or less	$1,525	$1,484
After one year to five years	25,347	24,070
After five years to ten years	4,116	3,741
	$30,988	$29,295
Municipal bonds
After one year to five years	$610	$585
After five years to ten years	18,085	16,251
Ten years or more	85,203	61,587
	$103,898	$78,423

Total Debt Securities Available for Sale	$602,852	$538,459

Note 4. Loans

The composition of the loan portfolio by major loan classifications at September 30, 2022 and December 31, 2021 appears below (dollars in thousands).

	September 30,	December 31,
	2022	2021
Commercial	$72,685	$96,696
Real estate construction and land	49,668	79,331
1-4 family residential mortgages	324,891	358,148
Commercial mortgages	447,185	473,632
Consumer	47,918	53,404
Total loans	942,347	1,061,211
Less: Allowance for loan losses	(5,485)	(5,984)
Net loans	$936,862	$1,055,227

Primarily within the second quarter of 2020 and the first quarter of 2021, the Company and Fauquier, prior to the Merger, assisted nonprofit organizations and local businesses by funding a combined total of $207.5 million of SBA PPP loans, which were designed to provide economic relief to small businesses adversely impacted by COVID-19. As of September 30, 2022, the Company had PPP loans of $254 thousand outstanding on its balance sheet, with the remainder having been forgiven by the SBA.

The balances in the table above include unamortized premiums and net deferred loan costs and fees. As of September 30, 2022 and December 31, 2021, unamortized premiums on loans purchased prior to the Merger were $1.1 million and $1.1 million, respectively. Net deferred loan fees totaled $636 thousand and $865 thousand as of September 30, 2022 and December 31, 2021, respectively.

Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting. The fair value mark as of the Effective Date was $23.1 million. The table above includes a net fair value mark of $12.1 million on the purchased impaired loans and $5.0 million on the purchased performing loans as of September 30, 2022 on the Acquired Loans. See Note 2 – Business Combinations for more information on fair value of loan balances acquired in the Merger.

The outstanding principal balance and the carrying amount at September 30, 2022 on these Acquired Loans were as follows (dollars in thousands):

	September 30, 2022			December 31, 2021
	Acquired Loans - Purchased Credit Impaired	Acquired Loans - Purchased Performing	Acquired Loans - Total	Acquired Loans - Purchased Credit Impaired	Acquired Loans - Purchased Performing	Acquired Loans - Total
Outstanding principal balance	$49,265	$302,578	$351,843	$76,608	$372,172	$448,780
Carrying amount:
Commercial	$659	$14,350	$15,009	$994	$28,065	$29,059
Real estate construction and land	4,310	8,862	13,172	18,576	14,297	32,873
1-4 family residential mortgages	10,445	168,603	179,048	16,020	194,708	210,728
Commercial mortgages	21,711	104,355	126,066	28,675	126,638	155,313
Consumer	81	1,421	1,502	118	2,224	2,342
Total acquired loans	$37,206	$297,591	$334,797	$64,383	$365,932	$430,315

The following table presents a summary of the changes in the accretable yield of loans classified as purchased credit impaired (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Accretable yield, beginning of period	$11,667	$14,641	$13,742	$—
Additions	—	—	—	15,499
Accretion	(828)	(773)	(2,327)	(1,631)
Reclassification from nonaccretable difference	6,829	—	9,021	—
Other changes, net	(734)	—	(3,502)	—
Accretable yield, end of period	$16,934	$13,868	$16,934	$13,868

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

The following tables reflect the breakdown by class of the Company’s loans classified as impaired loans, excluding PCI loans, as of September 30, 2022 and December 31, 2021. These loans are reported at their recorded investment, which is the carrying amount of the loan as reflected on the Company’s balance sheet, net of charge-offs and other amounts applied to reduce the net book balance. Average recorded investment in impaired loans is computed using an average of month-end balances for these loans for either the nine months ended September 30, 2022 or the twelve months ended December 31, 2021. Interest income recognized is for the nine months ended September 30, 2022 or the twelve months ended December 31, 2021 (dollars in thousands).

September 30, 2022	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
1-4 family residential mortgages	$698	$725	$-	$619	$7
Total impaired loans without a valuation allowance	698	725	-	619	7

Impaired loans with a valuation allowance:
Consumer	756	756	16	812	38
Total impaired loans with a valuation allowance	756	756	16	812	38
Total impaired loans	$1,454	$1,481	$16	$1,431	$45

December 31, 2021	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
Real estate construction and land	$-	$37	$-	$2	$-
1-4 family residential mortgages	594	600	-	269	24
Total impaired loans without a valuation allowance	594	637	-	271	24

Impaired loans with a valuation allowance:
Consumer	935	935	6	974	54
Total impaired loans with a valuation allowance	935	935	6	974	54
Total impaired loans	$1,529	$1,572	$6	$1,245	$78

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

	September 30, 2022	December 31, 2021
1-4 family residential mortgages	$607	$495
Total non-accrual loans	$607	$495

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

In accordance with regulatory guidance, the Company approved for certain customers who have been adversely affected by COVID-19 to defer principal-only, or principal and interest. Such short-term modifications, which were made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. COVID-19 related loan deferrals declined to zero as of September 30, 2022, from $1.2 million as of December 31, 2021 and September 30, 2021.

Based on regulatory guidance on student lending, the Company has classified 48 of its student loans purchased (“Purchased Student Loans”), as TDRs for a total of $756 thousand as of September 30, 2022. These borrowers that should have been in repayment have requested and been granted payment extensions or reductions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered TDRs. Student loan borrowers are allowed in-school deferments, plus an automatic six-month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance. Initially, all student loans were fully insured by a surety bond, and the Company did not expect to experience a loss on these loans. Management evaluates these loans individually for impairment and includes any expected loss in the ALLL; interest continues to accrue on these TDRs during any deferment and forbearance periods.

The following provides a summary, by class, of TDRs that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and TDRs that have been placed in non-accrual status, which are considered to be nonperforming (dollars in thousands).

Troubled debt restructurings	September 30, 2022		December 31, 2021
	No. of	Recorded	No. of	Recorded
	Loans	Investment	Loans	Investment
Performing TDRs
1-4 family residential mortgages	1	$91	1	$99
Consumer	48	756	58	935
Total performing TDRs	49	$847	59	$1,034

Nonperforming TDRs
1-4 family residential mortgages	2	$503	1	$495
Total nonperforming TDRs	2	503	1	495
Total TDRs	51	$1,350	60	$1,529

A summary of loans shown above that were modified under the terms of a TDR during the three and nine months ended September 30, 2022 and 2021 is shown below by class (dollars in thousands). The Post-Modification Recorded Balance reflects the period end balances, inclusive of any interest capitalized to principal, partial principal paydowns, and principal charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

	For the three months ended			For the three months ended
	September 30, 2022			September 30, 2021
	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance

1-4 family residential mortgages	0	$—	$—	1	$501	$501
Total loans modified during the period	0	$—	$—	1	$501	$501

	For the nine months ended			For the nine months ended
	September 30, 2022			September 30, 2021
	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance

Consumer	--	$—	$—	6	$63	$63
1-4 family residential mortgages	1	54	54	1	501	501
Total loans modified during the period	1	$54	$54	7	$564	$564

During the three and nine months ended September 30, 2022, there were no loans modified as a TDR that subsequently defaulted which had been modified as a TDR during the twelve months prior to default. There were five loans modified as a TDR that subsequently defaulted during the year ended December 31, 2021 which had been modified as a TDR during the twelve months prior to default. These student loans had balances totaling $56 thousand prior to being charged off.

There were no loans secured by 1-4 family residential property that were in the process of foreclosure at September 30, 2022 or December 31, 2021.
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

For purposes of determining the ALLL on the outstanding loans that were not Acquired Loans, the Company has segmented certain loans in the portfolio by product type. Within these segments, the Company has sub-segmented its portfolio by classes, based on the associated risks within these classes. Non-PCI acquired loan pools are also evaluated for additional required ALLL.

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

The following represents the loan portfolio designated by the internal risk ratings assigned to each credit as of September 30, 2022 and December 31, 2021 (dollars in thousands). There were no loans rated “Doubtful” as of either period.

September 30, 2022	Excellent	Good	Pass	Watch	Special Mention	Sub- standard	TOTAL
Commercial	$24,802	$16,641	$29,016	$1,070	$16	$1,140	$72,685
Real estate construction and land	-	-	43,774	342	817	4,735	49,668
1-4 family residential mortgages	-	-	308,834	7,620	5,605	2,832	324,891
Commercial mortgages	-	-	388,167	42,279	5,669	11,070	447,185
Consumer	464	18,785	27,449	1,105	63	52	47,918
Total Loans	$25,266	$35,426	$797,240	$52,416	$12,170	$19,829	$942,347

December 31, 2021	Excellent	Good	Pass	Watch	Special Mention	Sub- standard	TOTAL
Commercial	$45,862	$13,920	$32,460	$732	$1,645	$2,077	$96,696
Real estate construction and land	-	-	51,098	7,360	2,849	18,024	79,331
1-4 family residential mortgages	-	2,030	334,300	5,013	1,520	15,285	358,148
Commercial mortgages	-	-	382,108	61,563	8,530	21,431	473,632
Consumer	524	18,535	32,821	1,225	179	120	53,404
Total Loans	$46,386	$34,485	$832,787	$75,893	$14,723	$56,937	$1,061,211

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

Impaired loans are individually evaluated and, if deemed appropriate, a specific allocation is made for these loans. In reviewing the loans classified as impaired loans totaling $1.5 million at September 30, 2022, a specific valuation allowance was recognized after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the borrower. The $16 thousand in the allowance total shown below as individually evaluated for impairment was attributed to the impaired student loans that required an allowance as of September 30, 2022.

A summary of the transactions in the Allowance for Loan Losses by major loan portfolio segment for the nine months ended September 30, 2022 and the year ended December 31, 2021 appears below (dollars in thousands):

As of and for the period ended September 30, 2022
	Commercial Loans	Real Estate Construction and Land	Real Estate Mortgages	Consumer Loans	Total
Allowance for Loan Losses:
Balance as of beginning of year	$252	$399	$4,478	$855	$5,984
Charge-offs	(243)	-	-	(540)	(783)
Recoveries	151	9	8	146	314
Provision for (recovery of) loan losses	80	(81)	(297)	268	(30)
Ending Balance	$240	$327	$4,189	$729	$5,485

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$16	$16
Collectively evaluated for impairment	240	327	4,189	713	5,469
Acquired loans - purchased credit impaired	-	-	-	-	-

Loans:
Individually evaluated for impairment	$-	$-	$594	$756	$1,350
Collectively evaluated for impairment	72,026	45,358	739,326	47,081	903,791
Acquired loans - purchased credit impaired	659	4,310	32,156	81	37,206
Ending Balance	$72,685	$49,668	$772,076	$47,918	$942,347

As of and for the period ended December 31, 2021
	Commercial Loans	Real Estate Construction and Land	Real Estate Mortgages	Consumer Loans	Total
Allowance for Loan Losses:
Balance as of beginning of year	$209	$160	$3,897	$1,189	$5,455
Charge-offs	(147)	-	-	(688)	(835)
Recoveries	191	12	6	141	350
Provision for (recovery of) loan losses	(1)	227	575	213	1,014
Ending Balance	$252	$399	$4,478	$855	$5,984

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$6	$6
Collectively evaluated for impairment	252	399	4,478	849	5,978
Acquired loans - purchased credit impaired	-	-	-	-	-

Loans:
Individually evaluated for impairment	$-	$-	$594	$935	$1,529
Collectively evaluated for impairment	95,702	60,755	786,491	52,351	995,299
Acquired loans - purchased credit impaired	994	18,576	44,695	118	64,383
Ending Balance	$96,696	$79,331	$831,780	$53,404	$1,061,211

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

The following tables show the aging of past due loans as of September 30, 2022 and December 31, 2021 (dollars in thousands).

Past Due Aging as of September 30, 2022	30-59 Days	60-89 Days	90 Days or More	Total Past Due	PCI	Current	Total Loans	90 Days Past Due and Still Accruing

Commercial	$9	$-	$709	$718	$659	$71,308	$72,685	$709
Real estate construction and land	5	-	-	5	4,310	45,353	49,668	-
1-4 family residential mortgages	831	324	129	1,284	10,445	313,162	324,891	129
Commercial mortgages	-	-	-	-	21,711	425,474	447,185	-
Consumer loans	361	78	21	460	81	47,377	47,918	21
Total Loans	$1,206	$402	$859	$2,467	$37,206	$902,674	$942,347	$859

Past Due Aging as of December 31, 2021	30-59 Days	60-89 Days	90 Days or More	Total Past Due	PCI	Current	Total Loans	90 Days Past Due and Still Accruing

Commercial	$385	$355	$718	$1,458	$994	$94,244	$96,696	$718
Real estate construction and land	873	1,283	-	2,156	18,576	58,599	79,331	-
1-4 family residential mortgages	1,508	100	495	2,103	16,020	340,025	358,148	-
Commercial mortgages	-	-	-	-	28,675	444,957	473,632	-
Consumer loans	345	196	83	624	118	52,662	53,404	83
Total Loans	$3,111	$1,934	$1,296	$6,341	$64,383	$990,487	$1,061,211	$801

Note 6. Goodwill and Other Intangible Assets

The carrying amount of goodwill was $8.1 million at September 30, 2022 and December 31, 2021.

The Company had $7.2 million, $8.5 million and $8.1 million of other intangible assets as of September 30, 2022, December 31, 2021 and September 30, 2021, respectively. Other intangible assets were recognized in connection with (i) the book of business, including interest in the client relationships of an officer, acquired by VNB Wealth in 2016, now referred to as Sturman Wealth Advisors, and (ii) the core deposits acquired from Fauquier in 2021. The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets (dollars in thousands):

	September 30, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible	$9,660	$(2,670)	$9,660	$(1,389)
Customer relationships intangible	773	(550)	773	(499)
Total	$10,433	$(3,220)	$10,433	$(1,888)

Amortization expense was $432 thousand and $434 thousand for the three months ended September 30, 2022 and 2021, respectively and $1.3 million and $896 thousand for the nine months ended September 30, 2022 and 2021, respectively.

Estimated future amortization expense as of September 30, 2022 is as follows (dollars in thousands):

	Core	Customer
	Deposit	Relationships
	Intangible	Intangible
For the three months ending December 31, 2022	$404	$16
For the year ending December 31, 2023	1,493	67
For the year ending December 31, 2024	1,301	67
For the year ending December 31, 2025	1,110	67
For the year ending December 31, 2026	918	6
Thereafter	1,764	-
Total	$6,990	$223

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

The following tables present information about the Company’s leases (dollars in thousands):

	September 30, 2022	September 30, 2021
Lease liability	$6,551	$7,463
Right-of-use asset	$6,941	$7,970
Weighted average remaining lease term	5.68 years	6.19 years
Weighted average discount rate	1.97%	1.98%

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Expense:	2022	2021		2021
Operating lease expense	$437	$420	$1,331	$1,069
Short-term lease expense	196	127	387	188
Total lease expense	$633	$547	$1,718	$1,257
Cash paid for amounts included in lease liabilities	$408	$390	$1,240	$998

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Undiscounted Cash Flow	September 30, 2022
Three months ending December 31, 2022	$409
Twelve months ending December 31, 2023	1,567
Twelve months ending December 31, 2024	1,296
Twelve months ending December 31, 2025	1,091
Twelve months ending December 31, 2026	748
Thereafter	1,791
Total undiscounted cash flows	$6,902
Less: Discount	(351)
Lease liability	$6,551

Note 8. Net Income Per Share

The table below shows the weighted average number of shares used in computing net income per common share and the effect of the weighted average number of shares of potential dilutive common stock for the three and nine months ended September 30, 2022 and 2021. Diluted net income per share is computed based on the weighted average number of shares of common stock equivalents outstanding, to the extent dilutive. The Company’s common stock equivalents relate to outstanding common stock options. The recipients of unvested restricted shares have full voting and dividend rights, and as such, unvested restricted stock as of September 30, 2022 and September 30, 2021 is included in the calculation of basic and diluted net income per share (dollars below reported in thousands except per share data).

Three Months Ended	September 30, 2022			September 30, 2021
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic net income per share	$5,772	5,326,543	$1.08	$3,138	5,306,370	$0.59
Effect of dilutive stock options	-	22,357	-	-	32,502	-
Diluted net income per share	$5,772	5,348,900	$1.08	$3,138	5,338,872	$0.59

Nine Months Ended	September 30, 2022			September 30, 2021
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic net income per share	$16,381	5,321,652	$3.08	$4,790	4,453,303	$1.08
Effect of dilutive stock options	-	26,226	(0.02)	-	25,476	(0.01)
Diluted net income per share	$16,381	$5,347,878	$3.06	$4,790	4,478,779	$1.07

For the three and nine months ended September 30, 2022, there were 101,901 option shares considered anti-dilutive and excluded from this calculation. For the three and nine months ended September 30, 2021, there were 91,501 option shares considered anti-dilutive and excluded from this calculation.

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

A summary of the shares issued and available under each of the Plans is shown below as of September 30, 2022. Share data and exercise price range per share have been adjusted to reflect prior issued stock dividends. Although the 2005 Plan has expired and no new grants will be issued under this plan, there were options issued before the plan expired that are still outstanding as shown below. No grants have been issued under the 2022 Plan.

	2022 Plan	2014 Plan	2005 Plan
Aggregate shares issuable	150,000	275,625	253,575
Options issued, net of forfeited and expired options	—	(170,106)	(59,870)
Unrestricted stock issued	—	(11,635)	—
Restricted stock grants issued, net of forfeited	—	(65,853)	—
Cancelled due to Plan expiration	—	—	(193,705)
Remaining available for grant	150,000	28,031	-

Stock grants issued and outstanding:
Total vested and unvested shares	—	77,488	—
Fully vested shares	—	35,724	—

Option grants issued and outstanding:
Total vested and unvested shares	—	166,901	1,379
Fully vested shares	—	87,548	1,379

Exercise price range	—	$23.75 to $42.62	$13.69

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

Stock Options

Changes in the stock options outstanding related to the Plans are summarized below (dollars in thousands except per share data):

	September 30, 2022
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2022	169,280	$33.89	$962
Issued	—	—
Exercised	(1,000)	(23.75)
Expired	—	—
Outstanding at September 30, 2022	168,280	$33.95	$532

Options exercisable at September 30, 2022	88,927	$36.18	$223

For the three months ended September 30, 2022 and 2021, the Company recognized $42 thousand and $31 thousand, respectively, in compensation expense for stock options. For the nine months ended September 30, 2022 and 2021, the Company recognized $125 thousand and $96 thousand, respectively, in compensation expense for stock options. As of September 30, 2022, there was $262 thousand in unrecognized compensation expense remaining to be recognized in future reporting periods through 2026. The fair value of any stock option grant is estimated at the grant date using the Black-Scholes pricing model. There were no stock option grants issued during the three and nine months ended September 30, 2022 and 2021.

Summary information pertaining to options outstanding at September 30, 2022 is shown below. Share and per share data have been adjusted to reflect the prior stock dividends issued.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$13.69 to $20.00	1,379	0.4 Years	$13.69	1,379	$13.69
$20.01 to $30.00	65,000	7.8 Years	24.65	25,400	24.67
$30.01 to $40.00	44,420	7.8 Years	36.97	16,172	37.87
$40.01 to $42.62	57,481	5.6 Years	42.62	45,976	42.62
Total	168,280	7.0 Years	$33.95	88,927	$36.18

Stock Grants

Unrestricted stock grant - During the nine months ended September 30, 2022, 100 shares of unrestricted stock were granted to an employee for a total expense of $4 thousand. No unrestricted stock grants were awarded during the three months ended September 30, 2022 or during the year ended December 31, 2021.

Restricted stock grants – During the nine months ended September 30, 2022, 5,580 and 12,856 restricted shares, were granted to employees and non-employee directors, respectively, vesting over a four-year or five-year period. (Note that all such shares were granted during the first quarter of 2022 with no shares granted during the second or third quarter of 2022.) During the three and nine months ended September 30, 2021, 5,730 and 19,233 restricted shares, respectively, were granted. For the three and nine months ended September 30, 2022, $184 thousand and $398 thousand, respectively, was expensed as a result of restricted stock grants. As of September 30, 2022, there was $1.1 million in unrecognized compensation expense for all restricted stock grants remaining to be recognized in future reporting periods through 2027.

Changes in the restricted stock grants outstanding during the nine months ended September 30, 2022 are summarized below (dollars in thousands except per share data):

	September 30, 2022
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested as of January 1, 2022	37,011	$28.98	$1,165
Issued	18,536	35.62	601
Vested	(13,183)	(29.04)	(392)
Forfeited	(600)	(33.74)	(19)
Nonvested at September 30, 2022	41,764	$31.82	$1,355

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

The following tables present the balances measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (dollars in thousands):

		Fair Value Measurements at September 30, 2022 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government treasuries	$241,375	$-	$241,375	$-
U.S. Government agencies	28,905	-	28,905	-
Mortgage-backed securities/CMOs	160,461	-	160,461	-
Corporate bonds	29,295	-	29,295	-
Municipal bonds	78,423	-	78,423	-
Total securities available for sale	$538,459	$-	$538,459	$-

Interest rate swap asset	538	-	538	-
Total assets at fair value	$538,997	$-	$538,997	$-

		Fair Value Measurements at December 31, 2021 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$31,581	$-	$31,581	$-
Mortgage-backed securities/CMOs	170,964	-	170,964	-
Municipal bonds	101,272	-	101,272	-
Total securities available for sale	$303,817	$-	$303,817	$-

Liabilities:
Interest rate swap liabilities	$197	$-	$197	$-
Total liabilities at fair value	$197	$-	$197	$-

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

Other Real Estate Owned

Other real estate owned is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the ALLL. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the Consolidated Statements of Income. As of December 31, 2021, the Company had one OREO property acquired through the Merger which was carried at a fair value of $611 thousand. The Company sold this OREO property during the second quarter of the current year and therefore had a zero balance in OREO as of September 30, 2022.

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

Impaired loans allocated to the ALLL are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. The Company had impaired loans, excluding PCI loans, of $1.5 million as of September 30, 2022 and $1.5 million as of December 31, 2021. All impaired loans were measured based on expected future cash flows discounted at the loan’s effective interest rate, or fair value of collateral, as noted above.

The following table presents the Company’s assets that were measured at fair value on a nonrecurring basis as of December 31, 2021. There were no such assets to report as of September 30, 2022.

		Fair Value Measurements at December 31, 2021 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Other Real Estate Owned	$611	$-	$-	$611

For the assets measured at fair value on a nonrecurring basis as of December 31, 2021, the following table displays quantitative information about Level 3 Fair Value Measurements (dollars in thousands). There were no such assets to report as of September 30, 2022.

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

The carrying values and estimated fair values of the Company's financial instruments as of September 30, 2022 and December 31, 2021 are as follows (dollars in thousands):

		Fair Value Measurements at September 30, 2022 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$145,085	$145,085	$-	$-	$145,085
Available for sale securities	538,459	-	538,459	-	538,459
Loans, net	936,862	-	-	901,051	901,051
Bank owned life insurance	38,298	-	38,298	-	38,298
Accrued interest receivable	4,351	-	2,114	2,237	4,351
Interest rate swap asset	538	-	538	-	538

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$1,462,397	$-	$1,462,397	$-	$1,462,397
Certificates of deposit	134,250	-	133,741	-	133,741
Junior subordinated debt, net	3,401	-	3,158	-	3,158
Accrued interest payable	123	-	123	-	123

		Fair Value Measurements at December 31, 2021 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$508,840	$508,840	$-	$-	$508,840
Available for sale securities	303,817	-	303,817	-	303,817
Loans, net	1,055,227	-	-	1,059,650	1,059,650
Bank owned life insurance	31,234	-	31,234	-	31,234
Other real estate owned, net	611	-	-	611	611
Accrued interest receivable	3,778	-	1,252	2,526	3,778

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$1,634,125	$-	$1,634,125	$-	$1,634,125
Certificates of deposit	162,045	-	161,850	-	161,850
Junior subordinated debt	3,367	-	3,367	-	3,367
Accrued interest payable	174	-	174	-	174
Interest rate swap liabilities	205	-	205	-	205

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

Note 11. Other Comprehensive Income (Loss)

A component of the Company’s other comprehensive income (loss), in addition to net income from operations, is the recognition of the unrealized gains and losses on AFS securities, net of income taxes. Reclassifications of realized gains and losses on AFS securities are reported in the income statement as “Gains on sales of securities” with the corresponding income tax effect reflected as a component of income tax expense. There were no sales of securities in the three and nine months ended September 30, 2022 and 2021.

The following table presents the cumulative balances of the components of accumulated other comprehensive income (loss), net of deferred taxes of $10.6 million and $464 thousand, as of September 30, 2022 and December 31, 2021, respectively (dollars in thousands).

	September 30, 2022	December 31, 2021
Accumulated other comprehensive loss on securities	$(50,871)	$(2,164)
Accumulated other comprehensive income (loss) on interest rate swap	510	(47)
Total accumulated other comprehensive loss	$(50,361)	$(2,211)

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

Cash flow hedges. The Company designates interest rate swaps as cash flow hedges when they are used to manage exposure to variability in cash flows on variable rate borrowings such as the Company’s junior subordinated debt. These interest rate swaps are derivative financial instruments that manage the risk of variability in cash flows by exchanging variable-rate interest payments on a notional amount of the Company’s borrowings for fixed-rate interest payments. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable-rate interest payments, and the Company assesses the effectiveness of each hedging relationship quarterly. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of September 30, 2022 and December 31, 2021, the Company had designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings through 2036.

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

Cash collateral held at other banks for swaps was $575 thousand as of September 30, 2022 and $570 thousand as of December 31, 2021. Collateral is dependent on the market valuation of the underlying hedges.

The follow table summarizes the Company’s derivative instruments as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022
Derivatives designated as hedging instruments	Notional/ Contract Amount	Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate forward swap - cash flow	$4,000	$538	Other Liabilities	6/15/2031

	December 31, 2021
Derivatives designated as hedging instruments	Notional/ Contract Amount	Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate forward swap - cash flow	$4,000	$(197)	Other Liabilities	6/15/2031
Interest rate swap - fair value	$3,940	$(8)	Other Liabilities	2/12/2022

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

A management fee for administrative and technology support services provided by the Bank is allocated to the other three lines of business. For both the three months ended September 30, 2022 and 2021, management fees totaling $25 thousand were charged by the Bank and eliminated in consolidated totals. For both the nine months ended September 30, 2022 and 2021, management fees totaling $75 thousand were charged by the Bank and eliminated in consolidated totals.

Segment information for the three and nine months ended September 30, 2022 and 2021 is shown in the following tables (dollars in thousands). Note that asset information is not reported below, as the assets of Sturman Wealth Advisors and VNB Trust & Estate Services are reported at the Bank level; also, assets specifically allocated to the lines of business other than the Bank are insignificant and are no longer provided to the chief operating decision maker.

Three months ended September 30, 2022	Bank	Sturman Wealth Advisors	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$14,277	$-	$-	$-	$14,277
Provision for loan losses	39	-	-	-	39
Noninterest income	1,486	212	435	167	2,300
Noninterest expense	8,833	154	324	192	9,503
Income (loss) before income taxes	6,891	58	111	(25)	7,035
Provision for (benefit from) income taxes	1,233	12	23	(5)	1,263
Net income (loss)	$5,658	$46	$88	$(20)	$5,772

Nine months ended September 30, 2022	Bank	Sturman Wealth Advisors	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$38,163	$-	$-	$-	$38,163
Provision for (recovery of) loan losses	(30)	-	-	-	(30)
Noninterest income	5,871	639	3,631	592	10,733
Noninterest expense	26,370	482	1,621	567	29,040
Income before income taxes	17,694	157	2,010	25	19,886
Provision for income taxes	3,045	33	422	5	3,505
Net income	$14,649	$124	$1,588	$20	$16,381

Three months ended September 30, 2021	Bank	Sturman Wealth Advisors	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$13,504	$-	$-	$-	$13,504
Provision for loan losses	267	-	-	-	267
Noninterest income	2,890	209	203	176	3,478
Noninterest expense	12,183	163	315	163	12,824
Income (loss) before income taxes	3,944	46	(112)	13	3,891
Provision for (benefit from) income taxes	763	10	(23)	3	753
Net income (loss)	$3,181	$36	$(89)	$10	$3,138

Nine months ended September 30, 2021	Bank	Sturman Wealth Advisors	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$32,629	$-	$-	$-	$32,629
Provision for loan losses	477	-	-	-	477
Noninterest income	5,760	602	607	468	7,437
Noninterest expense	31,854	490	736	518	33,598
Income (loss) before income taxes	6,058	112	(129)	(50)	5,991
Provision for (benefit from) income taxes	1,214	24	(27)	(10)	1,201
Net income (loss)	$4,844	$88	$(102)	$(40)	$4,790

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements, and notes thereto, of Virginia National Bankshares Corporation included in this report and the audited consolidated financial statements, and notes thereto, of the Company included in the Company’s Form 10-K for the year ended December 31, 2021. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or any future period.

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

•
ROAA for the three months ended September 30, 2022 was 1.30% compared to 0.65% (0.96% excluding merger and merger-related expenses, a non-GAAP measure) realized in the same period in the prior year, as the increase in net income was significantly higher in the current period and no merger or merger-related expenses were incurred in the current period. ROAA for the nine months ended September 30, 2022 was 1.20% compared to 0.41% (0.94% excluding merger and merger-related expenses, a non-GAAP measure) realized in the same period in the prior year.
•
ROAE for the three months ended September 30, 2022 was 16.50% compared to 7.70% (11.29% excluding merger and merger-related expenses, a non-GAAP measure) realized in same period in the prior year. ROAE for the nine months ended September 30, 2022 was 14.98% compared to 4.80% (11.00% excluding merger and merger-related expenses, a non-GAAP measure) realized in same period in the prior year.
•
Net income per diluted share was $1.08 for the three months ended September 30, 2022, compared to $0.59 ($0.86 excluding merger and merger-related expenses, a non-GAAP measure) for the same period in the prior year, due to the increase of $2.6 million in net income. Net income per diluted share was $3.06 for the nine months ended September 30, 2022, compared to $1.07 ($2.45 excluding merger and merger-related expenses, a non-GAAP measure) for the same period in the prior year, due to the increase of $11.6 million in net income.

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

Throughout the onset of this pandemic, the Company has maintained its high standards of credit quality on organic loan funding to limit credit risk exposure. There were no COVID-19 related loan deferrals as of September 30, 2022.

As of September 30, 2022, capital ratios of the Company were in excess of regulatory requirements. While currently included in the category of “well capitalized” by bank regulators, a prolonged economic recession could adversely impact reported and regulatory capital ratios. The Company maintains access to multiple sources of liquidity. Management also revisited its capital and liquidity stress tests, as well as capital and liquidity contingency plans, to validate that the Company can react effectively to an economic downturn.

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

FINANCIAL CONDITION

Total assets

The total assets of the Company as of September 30, 2022 were $1.7 billion. This is a $238 million, or 12.1%, decrease from total assets reported at December 31, 2021 and a $178.1 million, or 9.3%, decrease from total assets reported at September 30, 2021. The decreases were substantially within gross loans, as legacy organic loan balances declined due to business sales, property sales, loan refinances and participation fluctuations, Acquired Loan balances declined due to successful execution of paydowns to improve asset quality, SBA PPP loans were forgiven, and other curtailments (see more detail in the Loan portfolio section following).

Interest-bearing deposits in other banks

The Company had $76.2 million of interest-bearing deposits in other banks as of September 30, 2022, compared to $336.0 million as of December 31, 2021 and $254.2 million as of September 30, 2021. Significant excess liquidity has been deployed into short-term investment securities in the nine months ended September 30, 2022 to earn a higher yield.

Federal funds sold

The Company had overnight federal funds sold of $53.1 million as of September 30, 2022, $152.5 million as of December 31, 2021 and $152.4 million as of September 30, 2021. Any excess funds are sold on a daily basis in the federal funds market. The Company intends to maintain sufficient liquidity at all times to meet its funding commitments.

The Company continues to participate in the Excess Balance Account of the Federal Reserve Bank of Richmond. The EBA is a limited-purpose account at the FRB for the maintenance of excess cash balances held by financial institutions. The EBA eliminates the potential of concentration risk that comes with depositing excess balances with one or multiple correspondent banks.

Securities

The Company’s investment securities portfolio as of September 30, 2022 totaled $543.6 million, an increase of $234.8 million compared with the $308.8 million reported at December 31, 2021 and an increase of $263.9 million from the $279.7 million reported at September 30, 2021. The increase from year-end and the same period in the prior year is the result of deploying excess funds into higher yielding assets. Management proactively manages the mix of earning assets and cost of funds to maximize the earning capacity of the Company. At September 30, 2022 and December 31, 2021, the investment securities holdings represented 31.4% and 15.7% of the Company’s total assets, respectively.

The Company’s investment securities portfolio included restricted securities totaling $5.1 million as of September 30, 2022, compared to $5.0 million as of December 31, 2021 and $2.6 million as of September 30, 2021. These securities represent stock in the FRB, the FHLB, CBB Financial Corporation (the holding company for Community Bankers' Bank), and an investment in an SBA loan fund. The level of FRB and FHLB stock that the Company is required to hold is determined in accordance with membership guidelines provided by the Federal Reserve and the FHLB, respectively. Stock ownership in the bank holding company for Community Bankers’ Bank provides the Company with several benefits that are not available to non-shareholder correspondent banks. None of these restricted securities are traded on the open market and can only be redeemed by the respective issuer.

At September 30, 2022, the unrestricted securities portfolio totaled $538.5 million. The following table summarizes the Company's AFS securities by type as of September 30, 2022, December 31, 2021, and September 30, 2021 (dollars in thousands):

	September 30, 2022		December 31, 2021		September 30, 2021
		% of		% of		% of
	Balance	Total	Balance	Total	Balance	Total
U.S. Government treasuries	$241,375	44.8%	$—	—	$—	—
U.S. Government agencies	28,905	5.4%	31,581	10.4%	32,538	11.7%
Mortgage-backed securities/CMOs	160,461	29.8%	170,964	56.3%	145,998	52.7%
Corporate bonds	29,295	5.4%	—	—	—	—
Municipal bonds	78,423	14.6%	101,272	33.3%	98,510	35.6%
Total available for sale securities	$538,459	100.0%	$303,817	100.0%	$277,046	100.0%

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

As of September 30, 2022, total loans were $942.3 million, compared to $1.1 billion as of December 31, 2021 and $1.1 billion at September 30, 2021. Loans as a percentage of total assets at September 30, 2022 were 54.4%, compared to 58.2% as of September 30, 2021. Loans as a percentage of deposits at September 30, 2022 were 59.0%, compared to 64.0% as of September 30, 2021.

The following table summarizes the Company's loan portfolio by type of loan as of September 30, 2022, December 31, 2021, and September 30, 2021 (dollars in thousands):

	September 30, 2022		December 31, 2021		September 30, 2021
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial loans	$72,685	7.7%	$96,696	9.1%	$119,959	10.8%
Real estate mortgage:
Construction and land	49,668	5.3%	79,331	7.5%	92,082	8.3%
1-4 family residential mortgages	324,891	34.5%	358,148	33.8%	372,474	33.5%
Commercial	447,185	47.5%	473,632	44.6%	464,866	41.8%
Total real estate mortgage	821,744	87.3%	911,111	85.9%	929,422	83.6%
Consumer	47,918	5.0%	53,404	5.0%	63,069	5.6%
Total loans	$942,347	100.0%	$1,061,211	100.0%	$1,112,450	100.0%

The Company's planned strategy to further improve asset quality through negotiation of loan paydowns and PPP forgiveness resulted in a decrease in loan balances from September 30, 2021 and December 31, 2021 to September 30, 2022. The decrease from December 31, 2021 is due predominantly to: 1) paydowns of legacy organic loans due mainly to business sales, property sales, refinances and participation fluctuations of $59.3 million, 2) workouts and paydowns of Acquired Loans of $51.9 million, and 3) the forgiveness of SBA PPP loans in the amount of $24.2 million. As of September 30, 2022, only $254 thousand of PPP loans remain outstanding on the Bank's balance sheet.

Loan quality

Non-accrual loans, comprised of only three loans to two borrowers, totaled $607 thousand at September 30, 2022, compared to balances of $495 thousand and $777 thousand reported at December 31, 2021 and September 30, 2021, respectively. PCI loans which otherwise would be in non-accrual status are not included in the balances, as they earn interest through the yield accretion.

The Company had loans in its portfolio totaling $859 thousand, $801 thousand and $678 thousand, as of September 30, 2022, December 31, 2021 and September 30, 2021, respectively, that were 90 or more days past due and still accruing interest as the Company deemed them to be collectible. The balance as of September 30, 2022 includes a government-guaranteed loan in the amount of $709 thousand. The portfolio includes three non-insured student loans that are 90 days or more past due and still accruing interest, amounting to $21 thousand.

The Company had loans classified as impaired loans in the amount of $1.5 million as of September 30, 2022, $1.5 million as of December 31, 2021, and $1.6 million at September 30, 2021. Based on regulatory guidance on student lending, the Company has classified 48 of its Purchased Student Loans as TDRs for a total of $756 thousand as of September 30, 2022. These borrowers that should have been in repayment have requested and been granted payment extensions or reductions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered TDRs. Student loan borrowers are allowed in-school deferments, plus an automatic six-month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance. Management has evaluated these loans individually for impairment and included any probable loss in the allowance for loan loss; interest continues to accrue on these TDRs during any deferment and forbearance periods.

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

The relationship of the ALLL to total loans and nonaccrual loans appears below (dollars in thousands):

	September 30, 2022	December 31, 2021	September 30, 2021
Total loans	$942,347	$1,061,211	$1,112,450
Nonaccrual loans	$607	$495	$777
Allowance for loan losses	$5,485	$5,984	$5,623
Nonaccrual loans to total loans	0.06%	0.05%	0.07%
ALLL to total loans	0.58%	0.56%	0.51%
ALLL to nonaccrual loans	903.62%	1208.89%	723.68%

The ALLL as a percentage of loans was 0.58% as of September 30, 2022, 0.56% as of December 31, 2021, and 0.51% as of September 30, 2021. The ALLL as a percentage of gross loans, excluding the impact of the Acquired loans and fair value mark (a non-GAAP financial measure), would have been 0.90% as of September 30, 2022, unchanged from 0.90% as of September 30, 2021. The total of the ALLL and the fair value mark as a percentage of gross loans (a non-GAAP financial measure) amounted to 2.38% as of September 30, 2022, compared to 2.24% as of September 30, 2021. The fair value mark that was allocated to the acquired loans was $21.3 million as of the Effective Date, with a remaining balance of

$17.0 million as of September 30, 2022. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP ALLL as a percentage of loans.

A recovery of provision for loan losses totaling $30 thousand and a provision for loan losses totaling $477 thousand were recorded in the nine months ended September 30, 2022 and 2021, respectively. The following is a summary of the changes in the ALLL for the nine months ended September 30, 2022 and 2021 (dollars in thousands):

	2022	2021
Allowance for loan losses, January 1	$5,984	$5,455
Charge-offs	(783)	(605)
Recoveries	314	296
Provision for (recovery of) loan losses	(30)	477
Allowance for loan losses, September 30	$5,485	$5,623

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

Management reviews the ALLL on a quarterly basis to ensure it is adequate based upon the calculated probable losses inherent in the portfolio. Management believes the ALLL was adequately provided for as of September 30, 2022 and acknowledges that the ALLL may increase throughout the year as economic conditions may continue to deteriorate for the foreseeable future.

Premises and equipment

The Company’s premises and equipment, net of depreciation, as of September 30, 2022 totaled $18.8 million compared to $25.1 million as of December 31, 2021 and $25.2 million as of September 30, 2021, decreasing due to the sale of two buildings during the current year. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method based on the estimated useful lives of assets. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, assets and related accumulated depreciation are removed from the books, and any resulting gain or loss is charged to income.

As of September 30, 2022, the Company occupied sixteen full-service banking facilities throughout Albemarle, Fauquier and Prince William counties and the cities of Charlottesville, Richmond, Manassas and Winchester, Virginia. The Company also operates a drive-through location at 301 East Water Street, Charlottesville, Virginia.

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

Leases

As of September 30, 2022, the Company has recorded $6.9 million of right-of-use assets and $6.6 million of lease liabilities, in accordance with ASU 2016-02 “Leases” (Topic 842). As of December 31, 2021, $7.6 million of right-of-use assets and $7.1 million of lease liabilities were included on the balance sheet. Right-of-use assets are assets that represent the Company’s right to use, or control the use of, a specified asset for the lease term, offset by the lease liability, which is the Company’s obligation to make lease payments arising from a lease, measured on a discounted basis.

Deposits

Deposit accounts represent the Company’s primary source of funds and are comprised of demand deposits, interest-bearing checking, money market, and savings accounts as well as time deposits. These deposits have been provided predominantly by individuals, businesses and charitable organizations in the Commonwealth of Virginia.

Total deposits as of September 30, 2022 were $1.6 billion, a decrease of $199.5 million compared to December 31, 2021, and a decrease of $140.5 million compared to September 30, 2021 (dollars in thousands).

	September 30, 2022		December 31, 2021		September 30, 2021
		% of		% of		% of
	Balance	Total	Balance	Total	Balance	Total
No cost and low cost deposits:
Noninterest demand deposits	$539,134	33.8%	$522,281	29.1%	$504,696	29.1%
Interest checking accounts	417,530	26.2%	446,314	24.8%	424,642	24.4%
Money market and savings deposit accounts	505,733	31.7%	665,530	37.1%	642,788	37.0%

Total noninterest and low cost deposit accounts	1,462,397	91.7%	1,634,125	91.0%	1,572,126	90.5%

Time deposit accounts:
Certificates of deposit	129,038	8.0%	155,901	8.7%	158,113	9.1%
CDARS deposits	5,212	0.3%	6,144	0.3%	6,944	0.4%
Total certificates of deposit and other time deposits	134,250	8.3%	162,045	9.0%	165,057	9.5%

Total deposit account balances	$1,596,647	100.0%	$1,796,170	100.0%	$1,737,183	100.0%

Noninterest-bearing demand deposits on September 30, 2022 were $539.1 million, representing 33.8% of total deposits. Interest-bearing transaction, money market, and savings accounts totaled $923.3 million, and represented 57.9% of total deposits at September 30, 2022. Collectively, noninterest-bearing and interest-bearing transaction, money market and savings accounts represented 91.7% of total deposit accounts at September 30, 2022. These account types are an excellent source of low-cost funding for the Company.

The Company also offers insured cash sweep deposit products. ICS® deposit balances of $28.4 million and $110.1 million are included in the interest checking accounts and the money market and savings deposit accounts balances, respectively, in the table above, as of September 30, 2022. As of December 31, 2021, ICS® deposit balances of $39.2 million and $225.9 million are included in the interest checking accounts and the money market and savings deposit account balances, respectively. All ICS accounts consist of reciprocal balances for the Company’s customers.

The remaining 8.3% of total deposits consisted of certificates of deposit and other time deposit accounts totaling $134.3 million at September 30, 2022. Included in these deposit totals are CDARSTM, whereby depositors can obtain FDIC deposit insurance on account balances of up to $50 million. CDARSTM deposits totaled $5.2 million as of September 30, 2022 and $6.1 million as of December 31, 2021, all of which were reciprocal balances for the Company’s customers.

Borrowings

Borrowings, consisting primarily of FHLB advances and federal funds purchased, are additional sources of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company's ability to earn a favorable spread on the funds obtained.

The Company has a collateral dependent line of credit with the FHLB, with no outstanding borrowings as of September 30, 2022 or December 31, 2021. The Company has an off-balance sheet letter of credit in the amount of $30 million as of September 30, 2022 and $60 million as of December 31, 2021, issued in favor of the Commonwealth of Virginia Department of the Treasury to secure public fund depository accounts. This letter of credit is secured by commercial mortgages.

Additional borrowing arrangements maintained by the Company include formal federal funds lines with five major regional correspondent banks and the Federal Reserve discount window. The Company had no outstanding balances on these lines or facilities as of September 30, 2022, December 31, 2021 or September 30, 2021.

Junior Subordinated Debt

In 2006, a subsidiary of Fauquier, Fauquier Statutory Trust II, privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Fauquier’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. As of September 30, 2022 and December 31, 2021, total capital securities were $3.4 million, as adjusted to fair value as of the date of the Merger. The interest rate on the capital security resets every three months at 1.70% above the then current three-month LIBOR and is paid quarterly. Management is in communication with the issuer regarding the alternative reference rate that will apply after the discontinuance of LIBOR.

The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

Shareholders' equity and regulatory capital ratios

The following table displays the changes in shareholders' equity for the Company from December 31, 2021 to September 30, 2022 (dollars in thousands):

Equity, December 31, 2021	$161,987
Net income	16,381
Other comprehensive loss	(48,150)
Cash dividends declared	(4,791)
Exercise of stock options	24
Equity increase due to expensing of stock options	125
Equity increase due to expensing of restricted stock	398
Equity, September 30, 2022	$125,974

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

The Company’s Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios were 16.41%, 16.41%, 16.97% and 9.17%, respectively, as of September 30, 2022, thus exceeding the minimum requirements. The Bank’s Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios were 16.18%, 16.18%, 16.73% and 9.04%, respectively, as of September 30, 2022, also exceeding the minimum requirements.

As of September 30, 2022, the Bank exceeded all of the following minimum capital ratios in order to be considered “well capitalized” under the PCA regulations, as revised: (i) a common equity Tier 1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%.

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

A reconcilement of the non-GAAP financial measures used by the Company to evaluate and measure the Company's performance to the most directly comparable GAAP financial measures is presented below (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Performance measures
Return on average assets ("ROAA")	1.30%	0.65%	1.20%	0.41%
Impact of merger and merger related expenses, net of tax	0.00%	0.31%	0.00%	0.53%
ROAA, excluding merger and merger related expenses (non-GAAP)	1.30%	0.96%	1.20%	0.94%

Return on average equity ("ROAE")	16.50%	7.70%	14.98%	4.80%
Impact of merger and merger related expenses, net of tax	0.00%	3.59%	0.00%	6.20%
ROAE, excluding merger and merger related expenses (non-GAAP)	16.50%	11.29%	14.98%	11.00%

Net income	$5,772	$3,138	$16,381	$4,790
Impact of merger and merger related expenses, net of tax	-	1,465	-	6,188
Net income, excluding merger and merger related expenses (non-GAAP)	$5,772	$4,603	$16,381	$10,978

Net income per share, diluted	$1.08	$0.59	$3.06	$1.07
Impact of merger and merger related expenses, net of tax	-	0.27	-	1.38
Net income per share, excluding merger and merger related expenses (non-GAAP), diluted	$1.08	$0.86	$3.06	$2.45

Fully tax-equivalent measures
Net interest income	$14,277	$13,504	$38,163	$32,629
Fully tax-equivalent adjustment	84	77	245	194
Net interest income (FTE)	$14,361	$13,581	$38,408	$32,823

Efficiency ratio	57.3%	75.5%	59.4%	83.9%
Fully tax-equivalent adjustment	-0.3%	-0.3%	-0.3%	-0.4%
Efficiency ratio (FTE)	57.0%	75.2%	59.1%	83.5%

Net interest margin	3.45%	3.06%	2.98%	3.01%
Fully tax-equivalent adjustment	0.02%	0.02%	0.02%	0.02%
Net interest margin (FTE)	3.47%	3.08%	3.00%	3.03%

	As of
	September 30, 2022	December 31, 2021	September 30, 2021
Other financial measures:
ALLL to total loans	0.58%	0.56%	0.51%
Impact of acquired loans and fair value mark	0.32%	0.39%	0.39%
ALLL to total loans, excluding acquired loans and fair value mark (non-GAAP)	0.90%	0.95%	0.90%

ALLL to total loans	0.58%	0.56%	0.51%
Fair value mark to total loans	1.80%	1.74%	1.73%
ALLL + fair value mark to total loans (non-GAAP)	2.38%	2.30%	2.24%

Book value per share	$23.65	$30.50	$30.13
Impact of intangible assets	(2.88)	(3.14)	(3.21)
Tangible book value per share (non-GAAP)	$20.77	$27.36	$26.92

Total equity	$125,974	$161,987	$159,910
Impact of intangible assets	(15,353)	(16,685)	(17,043)
Tangible equity	$110,621	$145,302	$142,867

Net income

Net income for the three months ended September 30, 2022 was $5.8 million, a $2.6 million increase compared to net income reported for the three months ended September 30, 2021. Net income per diluted share was $1.08 for the quarter ended September 30, 2022 compared to $0.59 ($0.86 excluding the impact of merger and merger related expenses, net of tax, a non-GAAP financial measure) per diluted share for the same quarter in the prior year.

Net income for the nine months ended September 30, 2022 was $16.4 million, compared to $4.8 million for the nine months ended September 30, 2021. Net income per diluted share was $3.06 for the nine months ended September 30, 2022, compared to $1.07 ($2.45 excluding the impact of merger and merger related expenses, net of tax, a non-GAAP financial measure) per diluted share for the same period in the prior year.

Net interest income

Net interest income (FTE) for the three months ended September 30, 2022 was $14.4 million, a $780 thousand increase compared to net interest income (FTE) of $13.6 million for the three months ended September 30, 2021. Net interest income (FTE) increased primarily due to the increased volume of securities, increasing from an average of $274.1 million in the three months ended September 30, 2021 to $511.7 million in the three months ended September 30, 2022, positively impacting interest income by $1.2 million. The increase in yield earned on such securities over the same period positively impacted interest income by $698 thousand, increasing from 1.68% for the three months ended September 30, 2021 to 2.41% for the three months ended September 30, 2022. FFS and interest bearing deposits in other banks contributed an additional $254 thousand and $563 thousand, respectively, to net interest income (FTE) for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decline in average loan balances, from $1.1 billion for the three months ended September 30, 2021 to $959.1 million for the three months ended September 30, 2022, negatively impacted interest income by $2.1 million. The fair value accretion on Acquired Loans positively impacted net interest income by 12 bps during the three months ended September 30, 2022. Net interest income (FTE) was mildly impacted by the $39 thousand increase in interest expense, as described below.

Net interest income (FTE) for the nine months ended September 30, 2022 was $38.4 million, a $5.6 million increase compared to net interest income (FTE) of $32.8 million for the nine months ended September 30, 2021. The increase in volume of securities held, from an average balance of $239.8 million for the nine months ended September 30, 2021 to $406.1 million for the nine months ended September 30, 2022, positively impacted net interest income by $2.4 million, and the yield on such securities increased from 1.70% to 2.19% for the periods noted, positively impacting net interest income by $1.2 million. FFS and interest bearing deposits in other banks contributed an additional $584 thousand and $879 thousand, respectively, to net interest income (FTE) for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Net interest income (FTE) was also positively impacted by the improved loan yields which increased from 4.28% for the nine months ended September 30, 2021 to 4.37% for the nine months ended September 30, 2022, positively impacting net interest income by $846 thousand. The decrease in volume of loans negatively impacted interest income by $347 thousand. The fair value accretion on Acquired Loans positively impacted net interest income by 12 bps during the nine months ended September 30, 2022. Net interest income (FTE) was slightly impacted by the $11 thousand decrease in interest expense, as described below.

Net interest margin (FTE) is the ratio of net interest income (FTE) to average earning assets for the period. The level of interest rates, together with the volume and mix of earning assets and interest-bearing liabilities, impact net interest income (FTE) and net interest margin (FTE). The net interest margin (FTE) of 3.47% for the three months ended September 30, 2022 was 39 bps higher than the 3.08% for the three months ended September 30, 2021. The net interest margin (FTE) of 3.00% for the nine months ended September 30, 2022 was 3 bps lower than the 3.03% for the nine months ended September 30, 2021. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP net interest margin.

Interest expense increased $39 thousand for the three months ended September 30, 2022 compared to the same period in the prior year. Overall, the cost of interest-bearing deposits declined period over period, from a cost of 31 bps to 22 bps, due to decreased volume of interest-bearing deposits, declining $111.0 million for the period noted, positively impacting interest expense by $109 thousand, coupled with lower rates paid on deposits, positively impacting interest expense by $228 thousand. The slight increase in total interest expense is due to the impact of the Company prepaying 100% of its outstanding FHLB advances during the quarter ending September 30, 2021, which positively impacted interest expense by $416 thousand as a result of accelerating the fair value accretion on such TFB debt. During the three months ended September 30, 2021, the Bank's average outstanding borrowing with the FHLB prior to repayment was $22.3 million, incurring interest expense of $41 thousand. No such borrowings were outstanding during the three months ended September 30, 2022.

Interest expense decreased $11 thousand for the nine months ended September 30, 2022 compared to the same period in the prior year, primarily due to the decline in rates paid on deposits, from 34 bps to 25 bps, lowering interest expense by $659 thousand. The increase in the volume of interest-bearing deposits from period to period negatively impacted interest expense by $319 thousand. The prepayment of 100% of outstanding FHLB advances, as noted above, positively impacted interest expense by $416 thousand as a result of accelerating the fair value accretion on such TFB debt, offsetting the interest expense incurred during the nine months ended September 30, 2021 of $136 thousand, netting to a positive impact on interest expense during the prior period presented of $280 thousand.

The following tables detail the average balance sheet, including an analysis of net interest income (FTE) for earning assets and interest-bearing liabilities, for the three and nine months ended September 30, 2022 and 2021. These tables also include rate/volume analyses for these same periods (dollars in thousands).

Consolidated Average Balance Sheet and Analysis of Net Interest Income

	For the Three Months Ended
	September 30, 2022			September 30, 2021			Change in Interest Income/ Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to : [4]		Total
	Balance	Income/	Yield/Cost	Balance	Income/	Yield/Cost	Volume	Rate	Increase/
		Expense			Expense				(Decrease)
ASSETS
Interest Earning Assets:
Securities:
Taxable Securities	$445,854	$2,692	2.42%	$214,194	$797	1.49%	$1,203	$692	$1,895
Tax Exempt Securities [1]	65,836	397	2.41%	59,869	355	2.37%	36	6	42
Total Securities [1]	511,690	3,089	2.41%	274,063	1,152	1.68%	1,239	698	1,937
Loans:
Real Estate	834,323	9,485	4.51%	929,017	10,005	4.27%	(1,056)	538	(518)
Commercial	74,970	846	4.48%	141,388	1,810	5.08%	(770)	(194)	(964)
Consumer	49,793	693	5.52%	69,876	1,144	6.50%	(296)	(155)	(451)
Total Loans	959,086	11,024	4.56%	1,140,281	12,959	4.51%	(2,122)	189	(1,933)
Fed Funds Sold	52,908	299	2.24%	137,472	45	0.13%	(44)	298	254
Other interest-bearing deposits	120,440	618	2.04%	198,983	55	0.11%	(30)	593	563
Total Earning Assets	1,644,124	15,030	3.63%	1,750,799	14,211	3.22%	(957)	1,778	821
Less: Allowance for Loan Losses	(5,530)			(5,607)
Total Non-Earning Assets	124,247			159,106
Total Assets	$1,762,841			$1,904,298

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$401,886	$56	0.06%	$410,504	$72	0.07%	$(1)	$(15)	$(16)
Money Market and Savings Deposits	547,878	415	0.30%	621,211	601	0.38%	(66)	(120)	(186)
Time Deposits	142,195	147	0.41%	171,256	282	0.65%	(42)	(93)	(135)
Total Interest-Bearing Deposits	1,091,959	618	0.22%	1,202,971	955	0.31%	(109)	(228)	(337)
Borrowings	—	—	—	22,260	(375)	-6.68%	375	—	375
Junior subordinated debt	3,394	51	5.96%	3,349	50	—	1	—	1
Total Interest-Bearing Liabilities	1,095,353	669	0.24%	1,228,580	630	0.20%	267	(228)	39
Non-Interest-Bearing Liabilities:
Demand deposits	519,759			499,068
Other liabilities	8,932			15,003
Total Liabilities	1,624,044			1,742,651
Shareholders' Equity	138,797			161,647
Total Liabilities & Shareholders' Equity	$1,762,841			$1,904,298
Net Interest Income (FTE)		$14,361			$13,581		$(1,224)	$2,006	$782
Interest Rate Spread [2]			3.38%			3.02%
Cost of Funds			0.16%			0.14%
Interest Expense as a Percentage of Average Earning Assets			0.16%			0.14%
Net Interest Margin (FTE) [3]			3.47%			3.08%

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

Consolidated Average Balance Sheet and Analysis of Net Interest Income

	For the Nine Months Ended
	September 30, 2022			September 30, 2021			Change in Interest Income/ Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to : [4]		Total
	Balance	Income/	Yield/Cost	Balance	Income/	Yield/Cost	Volume	Rate	Increase/
		Expense			Expense				(Decrease)
ASSETS
Interest Earning Assets:
Securities:
Taxable Securities	$340,692	$5,492	2.15%	$189,250	$2,127	1.50%	$2,181	$1,184	$3,365
Tax Exempt Securities [1]	65,447	1,170	2.38%	50,559	923	2.43%	267	(19)	248
Total Securities [1]	406,139	6,662	2.19%	239,809	3,050	1.70%	2,448	1,165	3,613
Loans:
Real Estate	855,632	27,567	4.31%	771,407	24,284	4.21%	2,703	580	3,283
Commercial	85,148	2,930	4.60%	158,691	4,967	4.18%	(2,490)	453	(2,037)
Consumer	50,808	1,906	5.02%	65,426	2,653	5.42%	(560)	(187)	(747)
Total Loans	991,588	32,403	4.37%	995,524	31,904	4.28%	(347)	846	499
Fed Funds Sold	118,228	662	0.75%	94,502	78	0.11%	24	560	584
Other interest-bearing deposits	196,801	973	0.66%	118,331	94	0.11%	99	780	879
Total Earning Assets	1,712,756	40,700	3.18%	1,448,166	35,126	3.24%	2,224	3,351	5,575
Less: Allowance for Loan Losses	(5,806)			(5,618)
Total Non-Earning Assets	124,518			104,539
Total Assets	$1,831,468			$1,547,087

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$411,504	$175	0.06%	$333,193	$191	0.08%	$39	$(55)	$(16)
Money Market and Savings Deposits	584,597	1,470	0.34%	484,742	1,407	0.39%	266	(203)	63
Time Deposits	151,045	499	0.44%	148,715	886	0.80%	14	(401)	(387)
Total Interest-Bearing Deposits	1,147,146	2,144	0.25%	966,650	2,484	0.34%	319	(659)	(340)
Borrowings	—	—	—	31,967	(280)	-1.17%	280	—	280
Junior subordinated debt	3,383	148	5.85%	2,324	99	—	46	3	49
Total Interest-Bearing Liabilities	1,150,529	2,292	0.27%	1,000,941	2,303	0.31%	645	(656)	(11)
Non-Interest-Bearing Liabilities:
Demand deposits	524,592			402,163
Other liabilities	10,107			10,617
Total Liabilities	1,685,228			1,413,721
Shareholders' Equity	146,240			133,366
Total Liabilities & Shareholders' Equity	$1,831,468			$1,547,087
Net Interest Income (FTE)		$38,408			$32,823		$1,579	$4,007	$5,586
Interest Rate Spread [2]			2.91%			2.94%
Cost of Funds			0.18%			0.22%
Interest Expense as a Percentage of Average Earning Assets			0.18%			0.21%
Net Interest Margin (FTE) [3]			3.00%			3.03%
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

Provision for loan losses

A provision for loan losses of $39 thousand was recognized during the three months ended September 30, 2022 compared to $267 thousand recognized during the three months ended September 30, 2021. A recovery of provision for loan losses of $30 thousand was recognized during the nine months ended September 30, 2022 compared to a provision for loan losses recognized of $477 thousand during the nine months ended September 30, 2021. The period-end ALLL as a percentage of total loans was 0.58% as of September 30, 2022, 0.56% as of December 31, 2021 and 0.51% as of September 30, 2021. The total of the ALLL and the fair value mark as a percentage of gross loans (a non-GAAP financial measure) amounted to 2.38% as of September 30, 2022, compared to 2.30% as of December 31, 2021 and 2.24% as of September 30, 2021.

Further discussion of management’s assessment of the ALLL is provided earlier in the report and in Note 5 – Allowance for Loan Losses, found in the Notes to the Consolidated Financial Statements. In management’s opinion, the allowance was adequately provided for at September 30, 2022. The ALLL calculation, provision for loan losses, asset quality and collateral values may be significantly impacted by deterioration in economic conditions. We have downgraded, then upgraded slightly, the qualitative factors pertaining to economic conditions within our ALLL methodology; should economic conditions worsen, we could experience further increases in our required ALLL and record additional provision for loan loss exposure.

Noninterest income

The components of noninterest income for the three months ended September 30, 2022 and 2021 are shown below (dollars in thousands):

	For the Three Months Ended		Variance
	September 30, 2022	September 30, 2021	$	%
Noninterest income:
Wealth management fees	$590	$744	$(154)	-20.7%
Advisory and brokerage income	213	358	(145)	-40.5%
Deposit account fees	443	396	47	11.9%
Debit/credit card and ATM fees	660	808	(148)	-18.3%
Bank owned life insurance income	252	201	51	25.4%
Gains on sale of assets	4	-	4	100.0%
Other	138	971	(833)	-85.8%
Total noninterest income	$2,300	$3,478	$(1,178)	-33.9%

Noninterest income for the three months ended September 30, 2022 of $2.3 million was $1.2 million or 33.9% lower than the amount recorded for the three months ended September 30, 2021. Noninterest income decreased predominantly due to the prior period Other Income, as reported on the consolidated statements of income, including a second partial recovery of $401 thousand of unearned insurance premiums related to the loss of insurance on the student loan portfolio and a recovery of $312 thousand from a TFB loan that was charged off prior to April 1, 2021. In addition, wealth management fees, advisory and brokerage fees and debit/credit card/ATM fees have each decreased approximately $150 thousand over the prior period due to an anticipated reduction in the number of accounts in each area.

The components of noninterest income for the nine months ended September 30, 2022 and 2021 are shown below (dollars in thousands):

	For the Nine Months Ended		Variance
	September 30, 2022	September 30, 2021	$	%
Noninterest income:
Wealth management fees	$1,719	$2,053	$(334)	-16.3%
Advisory and brokerage income	639	908	(269)	-29.6%
Deposit account fees	1,366	982	384	39.1%
Debit/credit card and ATM fees	2,146	1,561	585	37.5%
Bank owned life insurance income	709	507	202	39.8%
Resolution of commercial dispute	2,400	-	2,400	N/A
Gain on sale of assets	1,117	-	1,117	N/A
Other	637	1,426	(789)	-55.3%
Total noninterest income	$10,733	$7,437	$3,296	44.3%

Noninterest income for the nine months ended September 30, 2022 of $10.7 million was $3.3 million or 44.3% higher than the amount recorded for the nine months ended September 30, 2021. Noninterest income increased predominantly due to the receipt and recognition of a $2.4 million one-time payment to resolve a commercial dispute, the $1.1 million gain on the sale of two buildings and an increase of $585 thousand of debit/credit card and ATM fees due to increased number of retail accounts as a result of the Merger.

Noninterest expense

The components of noninterest expense for the three months ended September 30, 2022 and 2021 are shown below (dollars in thousands):

	For the Three Months Ended		Variance
	September 30, 2022	September 30, 2021	$	%
Noninterest expense:
Salaries and employee benefits	$4,252	$4,562	$(310)	-6.8%
Net occupancy	1,318	1,039	279	26.9%
Equipment	249	205	44	21.5%
Bank franchise tax	304	320	(16)	-5.0%
Computer software	287	361	(74)	-20.5%
Data processing	712	1,114	(402)	-36.1%
FDIC deposit insurance assessment	70	349	(279)	-79.9%
Marketing, advertising and promotion	347	337	10	3.0%
Merger and merger-related expenses	-	1,935	(1,935)	-100.0%
Debit/credit card and ATM expenses	91	212	(121)	-57.1%
Professional fees	310	186	124	66.7%
Core deposit intangible amortization	415	417	(2)	-0.5%
Other	1,148	1,787	(639)	-35.8%
Total noninterest expense	$9,503	$12,824	$(3,321)	-25.9%

Noninterest expense for the quarter ended September 30, 2022 of $9.5 million was $3.3 million or 25.9% lower than the quarter ended September 30, 2021. This decrease is due to merger and merger-related expenses incurred during the nine months ended September 30, 2021 of $1.9 million, a reduction in salaries and employee benefits of $310 thousand as a result of reduced headcount and a $402 thousand reduction in data processing costs as a result of efficiencies gained in connection with the Merger.

The components of noninterest expense for the nine months ended September 30, 2022 and 2021 are shown below (dollars in thousands):

	For the Nine Months Ended		Variance
	September 30, 2022	September 30, 2021	$	%
Noninterest expense:
Salaries and employee benefits	$13,069	$11,705	$1,364	11.7%
Net occupancy	3,797	2,643	1,154	43.7%
Equipment	786	661	125	18.9%
Bank franchise tax	912	922	(10)	-1.1%
Computer software	907	744	163	21.9%
Data processing	2,149	2,397	(248)	-10.3%
FDIC deposit insurance assessment	421	594	(173)	-29.1%
Marketing, advertising and promotion	873	706	167	23.7%
Merger and merger-related expenses	-	8,087	(8,087)	-100.0%
Debit/credit card and ATM expenses	322	589	(267)	-45.3%
Professional fees	1,051	873	178	20.4%
Core deposit intangible amortization	1,281	845	436	51.6%
Other	3,472	2,832	640	22.6%
Total noninterest expense	$29,040	$33,598	$(4,558)	-13.6%

Noninterest expense for the nine months ended September 30, 2022 of $29.0 million was $4.6 million or 13.6% lower than the nine months ended September 30, 2021. This decrease is due to merger and merger-related expenses incurred during the nine months ended September 30, 2021 of $8.1 million, offset by increases in the following areas due to the Merger being effective April 1, 2021: 1) salaries and employee benefits increased $1.4 million, 2) net occupancy increased $1.2 million, and 3) core deposit intangible amortization increased $436 thousand. In addition, the Company incurred $685 thousand in expenses in the first quarter of 2022, included in other noninterest expense, related to the one-time payment to resolve a commercial dispute noted in the Noninterest income section earlier.

The efficiency ratio (FTE) of 57.0% for the three months ended September 30, 2022 compared favorably to the 75.2% for the same quarter of 2021, due to the increase in net interest income (FTE) and the decrease in noninterest expense, as described above. The efficiency ratio (FTE) of 59.1% for the nine months ended September 30, 2022 also compared favorably to the 83.5% for the nine months ended September 30, 2021 for the same reasons. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP efficiency ratio.

Provision for Income Taxes

For the three months ended September 30, 2022 and 2021, the Company provided $1.3 million and $753 thousand for Federal income taxes, respectively, resulting in effective income tax rates of 18.0% and 19.4%, respectively. For the nine months ended September 30, 2022 and 2021, the Company provided $3.5 million and $1.2 million for Federal income taxes, respectively, resulting in effective income tax rates of 17.6% and 20.0%, respectively. The effective income tax rate for the current quarter and current year-to-date was lower than the prior year, due to the non-deductibility of certain merger and merger-related expenses in the prior year. For all periods, the effective income tax rate differed from the U.S. statutory rate of 21% due to the effect of tax-exempt income from life insurance policies and municipal bonds and the recognition of low-income housing tax credits.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There was no change in the internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

During the quarter ended September 30, 2022, there have been no material changes from the risk factors described in the Company’s Form 10-K for the year ended December 31, 2021. The risks described may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that are currently considered not to be material also may materially adversely affect our business, financial condition and/or operating results.

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline eXtensible Business Reporting Language, pursuant to Rule 405 of Regulation S-T (1): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Shareholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101.0)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA NATIONAL BANKSHARES CORPORATION
(Registrant)

/s/ Glenn W. Rust
Glenn W. Rust
President and Chief Executive Officer (principal executive officer)

Date:	November 2, 2022

/s/ Tara Y. Harrison
Tara Y. Harrison
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)
Date:	November 2, 2022