Form 10-K
period 2022-12-31
Virginia National Bankshares Corp
filed 2023-03-29
CIK 1572334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the last reported sale price of the common stock quoted on The NASDAQ Capital Market, on June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $148.6 million.

The number of shares of Registrant’s Common Stock outstanding as of March 27, 2023 was 5,338,650.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in conjunction with the registrant’s 2023 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

Glossary of Acronyms and Defined Terms

2005 Plan	-	2005 Stock Incentive Plan
2014 Plan	-	2014 Stock Incentive Plan
2022 Plan	-	2022 Stock Incentive Plan
ACH	-	Automated Clearing House
ACL	-	Allowance for credit losses
Acquired Loans	-	Loans acquired from Fauquier
AFS	-	Available for sale
ALCO	-	Asset Liability Committee
ALLL	-	Allowance for loan and lease losses
ASC	-	Accounting Standards Codification
ASC 326	-	ASU 2016-13, Financial Instruments and Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASC 350	-	ASC 350, Goodwill and Other Intangible Assets
ASC 718	-	ASC 718, Compensation - Stock Compensation
ASC 820	-	ASC 820, Fair Value Measurements and Disclosures
ASU	-	Accounting Standards Update
ATM	-	Automated teller machine
the Bank	-	Virginia National Bank
BHCA	-	Bank Holding Company Act of 1956
BOLI	-	Bank-owned life insurance
bps	-	Basis points
CAA	-	Consolidated Appropriations Act, 2021
CARES Act	-	Coronavirus Aid, Relief, and Economic Security Act
CAMELS	-	International rating system bank supervisory authorities use to rate financial institutions
CBLR	-	Community Bank Leverage Ratio
CDARS™	-	Certificates of Deposit Account Registry Service
CECL	-	Current expected credit losses
CET1	-	Common equity tier 1
CFPB	-	Consumer Financial Protection Bureau
Code	-	Internal Revenue Code of 1986, as amended
the Company	-	Virginia National Bankshares Corporation and its subsidiaries
COVID-19	-	Novel coronavirus disease
CRA	-	Community Reinvestment Act of 1977
DEI	-	Diversity, Equity, and Inclusion
DIF	-	Deposit Insurance Fund
Dodd-Frank Act	-	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
Effective Date	-	April 1, 2021C
EGRRCPA	-	Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018
EPS	-	Earnings per common share
Exchange Act	-	Securities Exchange Act of 1934, as amended
Fauquier	-	Fauquier Bankshares, Inc. and its subsidiaries
FASB	-	Financial Accounting Standards Board
FDIA	-	Federal Deposit Insurance Act
FDIC	-	Federal Deposit Insurance Corporation
FDICIA	-	Federal Deposit Insurance Corporation Improvement Act
Federal Reserve	-	Board of Governors of the Federal Reserve System
Federal Reserve Act	-	Federal Reserve Act of 1913, as amended
Federal Reserve Bank or FRB	-	Federal Reserve Bank of Richmond
FHLB	-	Federal Home Loan Bank of Atlanta
FOMC	-	Federal Reserve Board’s Federal Open Market Committee
Form 10-K	-	Annual Report on Form 10-K for the year ended December 31, 2021
FTE	-	Fully taxable equivalent
GAAP or U.S. GAAP	-	Accounting principles generally accepted in the United States

ICS®	-	Insured Cash Sweep®
LIBOR	-	London Interbank Offering Rate
Masonry Capital	-	Masonry Capital Management, LLC
MBS	-	Mortgage-Backed Securities
Merger	-	Mergers of Fauquier Bankshares, Inc. and The Fauquier Bank with and into the Company and the Bank, respectively
Merger Agreement	-	Agreement and Plan of Reorganization between the Company and Fauquier dated September 30, 2020, including a related Plan of Merger
Nasdaq	-	The Nasdaq Stock Market, LLC
NOW	-	Negotiable order of withdrawal
NPA	-	Nonperforming assets
OCC	-	Office of the Comptroller of the Currency
OFAC	-	Office of Foreign Assets Control
OREO	-	Other real estate owned
OTTI	-	Other than temporary impairment
PCA	-	Prompt Corrective Action
PCI	-	Purchased credit impaired
PII	-	Personally identifiable information
PPP	-	Paycheck Protection Program
Reorganization	-	Reorganization Agreement and Plan of Share Exchange dated March 6, 2013 between the Bank and the Company
SBA	-	Small Business Administration
SCC	-	Virginia State Corporation Commission
SEC	-	U.S. Securities and Exchange Commission
Securities Act	-	Securities Act of 1933, as amended
SOFR	-	Secured Overnight Funding Rate
Sturman Wealth	-	Sturman Wealth Advisors
TDR	-	Troubled debt restructuring
TFB	-	The Fauquier Bank
Topic 606	-	ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606”
VNBTrust	-	VNBTrust, National Association

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained or incorporated by reference in this annual report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to, statements concerning future results of operations or financial position, borrowing capacity and future liquidity, future investment results, future credit exposure, future loan losses, plans and objectives for future operations, changes in laws and regulations applicable to the Company and its subsidiaries, adequacy of funding sources, actuarial expected benefit payments, valuation of foreclosed assets, regulatory requirements, economic environment and other statements contained herein regarding matters that are not historical facts. Such statements are often characterized by use of qualified words such as “expect,” “believe,” “estimate,” “project,” “anticipate,” “intend,” “will,” “should,” or words of similar meaning or other statements concerning the opinions or judgment of the Company and its management about future events. These statements are not historical facts but instead are subject to numerous assumptions, risks and uncertainties, and represent only management’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside management’s control. Any forward-looking statements made by the Company speak only as of the date on which such statements are made. The Company’s actual results and financial position may differ materially from the anticipated results and financial condition indicated in or implied by these forward-looking statements. The Company makes no commitment to update or revise forward-looking statements in order to reflect new information or subsequent events or changes in expectations.

Factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

•
inflation, interest rates, market and monetary fluctuations;
•
liquidity and capital requirements;
•
market disruptions including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises, war and other military conflicts (including the ongoing military conflict between Russia and Ukraine) or other major events, the governmental and societal responses thereto, or the prospect of these events;
•
changes, particularly declines, in general economic and market conditions in the local economies in which the Company operates, including the effects of declines in real estate values;
•
the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve;
•
the impact of changes in laws, regulations and guidance related to financial services including, but not limited to, taxes, banking, securities and insurance;
•
changes in accounting principles, policies and guidelines;
•
the financial condition of the Company’s borrowers;
•
the Company's ability to attract, hire, train and retain qualified employees;
•
an increase in unemployment levels;
•
competitive pressures on loan and deposit pricing and demand;
•
fluctuation in asset quality;
•
assumptions that underlie the Company’s ALLL/ACL;
•
the value of securities held in the Company's investment portfolio;
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

Prior to July 2018, the Bank had one wholly owned subsidiary, VNBTrust, a national trust bank formed in 2007. Effective July 1, 2018, VNBTrust was merged into the Bank. The Bank continues to offer trust and estate administration services under the name of VNB Trust and Estate Services. The Bank offered wealth and investment advisory services under the name Sturman Wealth Advisors, formerly known as VNB Investment Services, until the sale of the business line effective December 19, 2022.

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

The main offices of the Company, the Bank, Masonry Capital and VNB Trust Estate Services, as well as corporate and Bank operations, are located in Charlottesville, Virginia.

Merger with Fauquier Bankshares, Inc. and The Fauquier Bank

On April 1, 2021, the Company merged with Fauquier, pursuant to the Agreement and Plan of Reorganization dated September 30, 2020, including a related Plan of Merger. Pursuant to the Merger Agreement, Fauquier shareholders received 0.675 shares of Company stock for each share of Fauquier common stock, with cash paid in lieu of fractional shares, resulting in the Company issuing 2,571,213 shares of common stock. In connection with the transaction, TFB, Fauquier's wholly-owned bank subsidiary, was merged with and into the Bank. Refer to Note 2 - Business Combinations, in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, for further detail on the accounting policy for business combinations, fair values of assets and liabilities assumed, assumptions used in determining the fair values of assets and liabilities and the resulting goodwill.

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

In addition to competing with other community and commercial banks within and outside its primary service areas, the Company competes with other institutions engaged in the business of making loans or accepting deposits, such as credit unions, insurance companies, small loan companies, finance companies, fintech companies, certain governmental agencies and other enterprises. Competition for deposits and loans is affected by various factors including, without limitation, interest rates offered, the number and location of branches and types of products offered, digital capabilities, and the reputation of the institution. Credit unions increasingly have been allowed to expand their membership definitions, and because they enjoy a favorable tax status, they have been able to offer more attractive loan and deposit pricing.

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

Social

In an effort to develop young talent in the financial industry, the Company has created the Finance Career & Leadership Academy (FCLA), which is an instructional program designed to not only provide advanced personal finance and employment readiness training, but also a path to career opportunities in banking for high school juniors and seniors within our communities. The FCLA runs as an in-person series of classroom meetings, currently held in Charlottesville and Warrenton, Virginia. This program is offered free-of-charge to those students accepted into the FCLA. Up to eight students are accepted into each session. The program provides quality financial training that gives young people the perspective and tools necessary to level the economic playing field and make responsible financial decisions. Also, included in the curriculum is a comprehensive study of employment readiness and professionalism concepts and strategies aimed to increase the marketability and employability of the participants. In order to begin a successful career and have a successful financial future, these young adults must be prepared to effectively communicate with a multi-generational workforce and have the skills necessary to manage their own finances intelligently and productively.

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

At December 31, 2022, the Company had 157 full time equivalent employees, of which 9 were part-time employees. None of its employees are represented by any collective bargaining unit. The Company considers relations with its employees to be good. We strive for our workforce to reflect the diversity of the customers and communities we serve. Our selection and promotion process are without bias and include the active recruitment of minorities and women. At December 31, 2022, women represented 72% of our employees and racial and ethnic minorities represented 19% of our employees. We also aim for our employees to develop their careers in our businesses. At December 31, 2022, 35% of our employees have been employed by the Company or its subsidiaries for at least 10 years.

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

The OCC and the other federal bank regulatory agencies have adopted rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and standards for calculating risk-weighted assets and risk-based capital measurements (collectively, the Basel III Final Rules) that apply to banking institutions they supervise. For the purposes of these capital rules, (i) CET1 capital consists principally of common stock (including surplus) and retained earnings; (ii) Tier 1 capital consists principally of CET1 plus non-cumulative preferred stock and related surplus, and certain grandfathered cumulative preferred stocks and trust preferred securities; and (iii) Tier 2 capital consists of other capital instruments, principally qualifying subordinated debt and preferred stock, and limited amounts of an institution’s allowance for loan losses. Each regulatory capital classification is subject to certain adjustments and limitations, as implemented by the Basel III Final Rules. The Basel III Final Rules also establish risk weightings that are applied to many classes of assets held by community banks, importantly including applying higher risk weightings to certain commercial real estate loans. The Basel III Final Rules also include a requirement that banks maintain additional capital known as the “capital conservation buffer.”

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

The Tier 1, CET1, total capital to risk-weighted assets, and leverage ratios of the Company were 17.07%, 17.07%, 17.63% and 9.77%, respectively, as of December 31, 2022, thus exceeding the minimum requirements. The Tier 1, CET1, total capital to risk-weighted assets, and leverage ratios of the Bank were 16.82%, 16.82%, 17.38% and 9.62%, respectively, as of December 31, 2022, also exceeding the minimum requirements.

With respect to the Bank, to be “well capitalized” under the revised “prompt corrective action” regulations, a bank must have the following minimum capital ratios: (i) a CET1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%. The Bank exceeds the thresholds to be considered well capitalized as of December 31, 2022. See “Prompt Corrective Action” below.

On September 17, 2019 the FDIC finalized a rule that introduced an optional simplified measure of capital adequacy for qualifying community banking organizations, referred to as the community bank leverage ratio framework, as required by the EGRRCPA. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

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

Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (a) requiring the institution to raise additional capital; (b) restricting transactions with affiliates; (c) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (d) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank met the definition of being “well capitalized” as of December 31, 2022.

As described above in “The Bank – Capital Requirements,” the capital rules issued by the OCC incorporate new requirements into the prompt corrective action framework.

Deposit Insurance. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and are subject to deposit insurance assessments based on average total assets minus average tangible equity to maintain the DIF. The basic limit on FDIC deposit insurance coverage is $250 thousand per depositor. Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations as an insured depository institution, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes. An institution’s assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three-year period, which considers the institution’s weighted average CAMELS component rating. The CAMELS component is a supervisory rating system designed to reflect financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk. In 2022 and 2021, the Company expensed $511 thousand and $858 thousand, respectively, in deposit insurance assessments.

In October 2022, the FDIC adopted a final rule that increased the initial base deposit insurance assessment rate schedules uniformly by 2 basis points beginning with the first quarterly assessment period of 2023. Further rate increases may occur in the future, including as a result of two prominent regional bank failures in the first quarter of 2023.

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

In May 2022, the federal bank regulatory agencies jointly issued a proposed rule intended to strengthen and modernize the CRA regulatory framework. If implemented, the rule would, among other things, (i) expand access to credit, investment and basic banking services in low- and moderate-income communities, (ii) adapt to changes in the banking industry, including internet and mobile banking, (iii) provide greater clarity, consistency and transparency in the application of the regulations and (iv) tailor performance standards to account for differences in bank size, business model, and local conditions.

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

Volcker Rule. The Dodd-Frank Act and regulations under that act prohibit insured depository institutions and their affiliates, except as permitted under certain limited circumstances, from (i) engaging in short-term proprietary trading for their own accounts and (ii) having certain ownership interests in, and relationships with, hedge funds or private equity funds. The Volcker Rule did not have a material impact on the Company's operations or financial position in 2022 or 2021.

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

In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including Nasdaq, the exchange on which the Company’s common stock is listed, to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. In February 2023, Nasdaq posted its initial rule filing with the SEC to implement this directive. The final rule will require the Company to adopt a clawback policy that is compliant with the new listing standard within 60 days after such standard becomes effective.

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

On November 18, 2021, the federal bank regulatory agencies issued a final rule to improve the sharing of information about cyber incidents that may affect the U.S. banking system. The rule requires a banking organization to notify its primary federal regulator of any significant computer-security incident as soon as possible and no later than 36 hours after the banking organization determines that a cyber incident has occurred. Notification is required for incidents that have materially affected – or are reasonably likely to materially affect – the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. In addition, the rule requires a bank service provider to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect banking organization customers for four or more hours. Compliance with the final rule was required by May 1, 2022. The Company does not anticipate any material impact to its respective operations at this time. With increased focus on cybersecurity, the Company and the Bank continue to monitor legislative, regulatory and supervisory developments related thereto.

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

After an extended period of low interest rates, market interest rates began to rise during 2022. During the first quarter of 2022, the FOMC began to increase its federal funds target rates to a range of 25 bps to 50 bps, which was the first increase since December 2018. The FOMC further increased the target rates throughout 2022 and early 2023 to its current range of 4.75% to 5.00%.

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

The Bank’s ALLL/ACL may be insufficient and any increases in the ACL may have a material adverse effect on the Company’s financial condition and results of operations.

The Bank has historically maintained an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents the Bank’s best estimate of probable losses that will be incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.

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

On January 1, 2023, the Company adopted ASC 326, more commonly referred to as "CECL," which replaces existing accounting principles for the recognition of loan losses based on losses that have been incurred with a requirement to record an allowance for credit losses that represents expected credit losses over the lifetime of all loans in the Company’s portfolio. Under ASC 326, the Company’s estimate of expected credit losses will be based on reasonable and supportable forecasts of future economic conditions and loan performance. While the adoption of ASC 326 will not affect ultimate loan performance or cash flows of the Company from making loans, the period in which expected credit losses affect net income of the Company may not be similar to the recognition of loan losses under prior accounting guidance, and recognizing an allowance based on expected credit losses may create more volatility in the level of our ACL and our results of operations, including based on volatility in economic forecasts and our expectations of loan performance in future periods, as actual results may differ materially from our estimates. If we are required to materially increase our level of ACL for any reason, such increase could adversely affect our business, financial condition, and results of operations.

The Company’s focus on lending to small to mid-sized community-based businesses may increase its credit risk.

Most of the Company’s commercial business and commercial real estate loans are made to small and mid-sized businesses and non-profits. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. If general economic conditions in the market areas in which the Company operates negatively impact this important customer sector, the Company’s results of operations and financial condition may be adversely affected. Moreover, a portion of these loans have been made by the Company in recent years and the borrowers may not have experienced a complete business or economic cycle. Any deterioration of the borrowers’ businesses may hinder their ability to repay their loans with the Company, which could have a material adverse effect on its financial condition and results of operations. Steps to mitigate such risks include underwriting multiple sources of repayment, including but not limited to, business cash flow, personal guarantees, collateral, and government guarantees, where applicable. Although the Company has taken these mitigation steps, there is no guarantee that such practices will be effective to prevent the increased credit risk.

The Company’s concentration in loans secured by real estate may increase its future credit losses, which would negatively affect the Company’s financial results.

The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Credit risk and credit losses can increase if its loans are concentrated to borrowers who, as a group, may be uniquely or disproportionately affected by economic or market conditions. As of December 31, 2022, approximately 83.5% of the Company’s loans are secured by real estate, both residential and commercial. The Company has established concentration limits that are regularly monitored by management and reported to the Board. A major change in the real estate market in the regions in which the Company operates, resulting in a deterioration in real estate values, or in the local or national economy, including changes caused by the COVID-19 pandemic, could adversely affect the Company’s customers’ ability to pay these loans, which in turn could adversely impact the Company. Risk of loan defaults and foreclosures are inherent in the banking industry, and the Company tries to limit its exposure to this risk by carefully underwriting and monitoring its extensions of credit. The Company cannot fully eliminate credit risk, and as a result, credit losses may occur in the future.

The Company has a moderate concentration of credit exposure in commercial real estate and loans with this type of collateral are viewed as having higher risk of default.

As of December 31, 2022, the Company had approximately $329.0 million in loans secured by commercial real estate, which represented approximately 35.1% of total loans outstanding at that date; such loans consist of non-owner occupied commercial real estate, construction, land development, multi-family and other land loans. These types of loans are generally viewed as having higher risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the property to service the debt, successful completion of construction projects and, for development loans, sale of the underlying asset. It may be more difficult for commercial real estate borrowers to repay their loans in a timely manner, as commercial real estate borrowers’ abilities to repay their loans frequently depends on the successful rental of their properties. Cash flows may be affected significantly by general economic conditions, and a sustained downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because the Company’s loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in its percentage of nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on the Company’s financial condition. The Company’s banking regulators generally give commercial real estate lending greater scrutiny and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital as a result of commercial real estate lending growth and exposures, which could have a material adverse effect on the Company’s results of operations. Steps to mitigate such risks include underwriting multiple sources of repayment, including but not limited to, business cash flow, personal guarantees, collateral, and government guarantees, where applicable. In addition, the Company has established concentration limits that are regularly monitored by management and reported to the Board. Although the Company has taken these mitigation steps, there is no guarantee that such practices will be effective to prevent the increased credit risk.

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

The fair value of the Company’s investment securities can fluctuate due to factors outside of its control.

As of December 31, 2022, the fair value of the Company’s portfolio of investment in debt securities was approximately $538.2 million. Factors beyond the Company’s control can significantly influence the fair value of securities in its portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect the Company’s business, financial condition or results of operations. The process for determining whether impairment of a security is OTTI usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer, any collateral underlying the security and the Company’s intent and ability to hold the security for a sufficient period of time to allow for any anticipated recovery in fair value, in order to assess the probability of receiving all contractual principal and interest payments on the security. The Company’s failure to correctly and timely assess any impairments or losses with respect to the Company’s securities could have an adverse effect on its business, financial condition or results of operations.

Liquidity Risks

The Company’s liquidity needs could adversely affect results of operations and financial condition.

The Company’s primary sources of funds are deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including, but not limited to, changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, availability of, and/or access to, sources of refinancing, business closings or lay-offs, pandemics or endemics, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including, but not limited to, rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments, customers' perceptions regarding the relative safety of their deposits, and general economic conditions. Accordingly, the Company may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include FHLB advances, sales of securities and loans, federal funds lines of credit from correspondent banks and borrowings from the Federal Reserve Discount Window, as well as additional out-of-market time deposits and brokered deposits. While the Company believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if the Company continues to grow and experiences increasing loan demand. The Company may be required to slow or discontinue loan growth, capital expenditures or other investments, or liquidate assets should such sources not be adequate.

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

Inflation can have an adverse impact on the Company’s business and on its customers.

During 2022, the United States experienced the highest level of inflation since the 1980s. In response, the Federal Reserve increased the federal funds target rate seven times in 2022 to 4.25% to 4.50% at December 31, 2022 compared to 0% to 0.25% at the beginning of the year. As a result, market interest rates increased during the year. Price-wage inflation may cause the Company to give higher than normal raises to employees and start new employees at a higher wage. Furthermore, the Company’s customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with the Company. As market interest rates rise, the value of the Company’s investment securities generally decreases, although this effect can be less pronounced for floating rate instruments. Higher interest rates reduce the demand for loans and increase the attractiveness of alternative investment and savings products, like U.S. Treasury securities and money market funds, which can make it difficult to attract and retain deposits.

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

Transition away from LIBOR to another benchmark rate could adversely affect the Company’s operations.

The administrator of LIBOR announced that the most commonly used U.S. dollar LIBOR settings would cease to be published or cease to be representative after June 30, 2023. Management cannot predict whether or when LIBOR will actually cease to be available or what impact such a transition may have on the Company’s business, financial condition and results of operations.

The Adjustable Interest Rate (LIBOR) Act, enacted in March 2022, provides a statutory framework to replace LIBOR with a benchmark rate based on SOFR for contracts governed by U.S. law that have no or ineffective fallbacks. Although governmental authorities have endeavored to facilitate an orderly discontinuation of LIBOR, no assurance can be provided that this aim will be achieved or that the use, level, and volatility of LIBOR or other interest rates, or the value of LIBOR-based securities will not be adversely affected. There continues to be substantial uncertainty as to the ultimate effects of the LIBOR transition, including with respect to the acceptance and use of SOFR and other benchmark rates.

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

The Company encounters substantial competition from other financial institutions in its market area and competition is increasing. Ultimately, the Company may not be able to compete successfully against current and future competitors. Many competitors offer the same banking services that the Company offers in its service area. These competitors include national, regional and community banks. The Company also faces competition from many other types of financial institutions, including finance companies, mutual and money market fund providers, brokerage firms, insurance companies, credit unions, financial subsidiaries of certain industrial corporations and financial technology companies. Increased competition may result in reduced business for the Company.

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

A key aspect of the Company’s long-term business strategy is its continued growth and expansion. The Company’s ability to continue to grow depends, in part, upon its ability to (i) open new branch offices or acquire existing branches or other financial institutions, (ii) attract deposits to those locations, and (iii) identify attractive loan and investment opportunities.

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

When the Company enters into new markets or new lines of business, its lack of history and familiarity with those markets, customers and lines of business may lead to unexpected challenges or difficulties that inhibit its success. The Company’s plans to expand could depress earnings in the short run, even if it efficiently executes a growth strategy leading to long-term financial benefits.

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

The Company depends on the accuracy and completeness of information about customers and counterparties, and the Company’s financial condition could be adversely affected if it relies on misleading or incorrect information.

In deciding whether to extend credit or to enter into other transactions with customers and counterparties, the Company may rely on information furnished to it by or on behalf of customers and counterparties, including financial statements and other financial information, which it does not independently verify. The Company also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to customers, the Company may assume that a customer’s audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of that customer. The Company’s financial condition and results of operations could be negatively impacted to the extent it relies on financial statements that do not comply with GAAP or are materially misleading.

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

The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by the Company or by other institutions. Many of these transactions expose the Company to credit risk in the event of default of its counterparty or customer. In addition, credit risk may be exacerbated when the collateral held cannot be realized upon or is liquidated at prices insufficient to recover the full amount of the financial instrument exposure due. There is no assurance that any such losses would not materially and adversely affect results of operations.

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

The Company is currently facing increased regulation and supervision of its industry. The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes. Other changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, could affect the Company in substantial and unpredictable ways. Such additional regulation and supervision has increased, and may continue to increase, the Company’s costs and limit its ability to pursue business opportunities. Further, the Company’s failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject it to restrictions on its business activities, fines and other penalties, any of which could adversely affect the Company’s results of operations, capital base and the price of its securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect the Company’s business and financial condition.

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

The Company’s ability to make dividend payments on its common stock depends primarily on certain regulatory considerations and the receipt of dividends and other distributions from the Bank. There are various regulatory restrictions on the ability of banks, such as the Bank, to pay dividends or make other payments to their holding companies. The Company is currently paying a quarterly cash dividend to holders of its common stock at a rate of $0.33 per share. Although the Company has paid a quarterly cash dividend to the holders of its common stock since July 2013, holders of its common stock are not entitled to receive dividends, and the Company is not obligated to pay dividends in any particular amounts or at any particular times. Regulatory, economic and other factors may cause the Company’s Board to consider, among other things, the reduction of dividends paid on its common stock.

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

While the Company’s common stock is currently listed on the Nasdaq Capital Market, it has less liquidity than stocks for larger companies listed on national securities exchanges.

The trading volume in the Company’s common stock on the Nasdaq Capital Market has been relatively low when compared with larger companies listed on national securities exchanges. There is no assurance that a more active and liquid trading market for the common stock will exist in the future. Consequently, shareholders may not be able to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares. In addition, the Company cannot predict the effect, if any, that future sales of its common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of the common stock. Sales of substantial amounts of common stock in the market, or the potential for large amounts of sales in the market, could cause the price of the Company’s common stock to decline, or reduce the Company’s ability to raise capital through future sales of common stock.

General Risk Factors

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None

Item 2. PROPERTIES.

The Company and its subsidiaries currently occupy fourteen full-service banking facilities in the cities of Charlottesville, Manassas, Richmond and Winchester, and the counties of Albemarle, Fauquier and Prince William. The Company’s main office, a full-service banking facility, operations, and offices of Masonry Capital are located at 404 People Place, Charlottesville, Virginia. VNB Trust and Estate Services is located at 103 Third Street, SE, Charlottesville, Virginia. Of the fifteen locations used as bank branches and commercial lending offices, eight of the buildings are owned by the Company and seven are leased from nonaffiliates. Leases with affiliates are described below.

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

Item 4. MINE SAFETY DISCLOSURES.

Not applicable

Part II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock Performance and Dividends

Virginia National Bankshares Corporation’s common stock is listed for trading on the Nasdaq Capital Market under the symbol VABK. As of December 31, 2022, the Company had issued and outstanding 5,337,271 shares of common stock, which included 51,664 shares of restricted stock that have not yet vested. These shares were held by approximately 690 registered shareholders of record, not including beneficial holders of securities held in street name at a brokerage or other firm.

The payment of dividends is at the discretion of the Company’s Board of Directors and is subject to various federal and state regulatory limitations. As a bank holding company, the ability to pay dividends is dependent upon the overall performance and capital requirements of the Bank.

The data in the table below represents the high sales and low sales prices that occurred between April 1, 2021 and December 31, 2022 as reported by Nasdaq and the high bid and low bid quotations that occurred between January 1 and March 31, 2021 as reported by the OTCQX. The OTCQX over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Additionally, the table shows the dividends declared per quarter in 2022 and 2021.

					Dividends Declared
	2022		2021		2022	2021
	High	Low	High	Low
First Quarter	$40.00	$34.00	$31.05	$27.00	$0.30	$0.30
Second Quarter	$35.53	$27.05	$39.18	$30.35	$0.30	$0.30
Third Quarter	$34.50	$29.85	$39.74	$33.71	$0.30	$0.30
Fourth Quarter	$36.93	$29.30	$38.00	$33.51	$0.30	$0.30
Total					$1.20	$1.20

American Stock Transfer and Trust Company is the Company’s stock transfer agent and registrar.

Recent Issuances of Unregistered Securities

No unregistered shares were issued in 2022 or 2021.

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

Merger with Fauquier

On April 1, 2021, the Company merged with Fauquier, pursuant to the Agreement and Plan of Reorganization dated September 30, 2020, including a related Plan of Merger. Pursuant to the Merger Agreement, Fauquier shareholders received 0.675 shares of Company stock for each share of Fauquier common stock, with cash paid in lieu of fractional shares, resulting in the Company issuing 2,571,213 shares of common stock. In connection with the transaction, TFB, Fauquier's wholly-owned bank subsidiary, was merged with and into the Bank.

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

A reconcilement of the non-GAAP financial measures used by the Company to evaluate and measure the Company's performance to the most directly comparable GAAP financial measures is presented below:

(Dollars in thousands, except per share data)
Reconcilement of Non-GAAP Measures:	Year Ended December 31
	2022	2021
Performance measures
Return on average assets	1.30%	0.61%
Impact of merger expenses [1]	0.00%	0.33%
Operating return on average assets [1] (non-GAAP)	1.30%	0.94%

Return on average equity	16.61%	7.17%
Impact of merger expenses [1]	0.00%	3.91%
Operating return on average equity [1] (non-GAAP)	16.61%	11.08%

Net income	$23,438	$10,071
Impact of merger expenses [1]	-	5,495
Net income, excluding merger expenses [1] (non-GAAP)	$23,438	$15,566

Net income per share, diluted	$4.38	$2.14
Impact of merger expenses [1]	-	1.17
Net income per share, excluding merger expenses [1] (non-GAAP)	$4.38	$3.32

Fully taxable-equivalent measures
Net interest income	$53,547	$44,988
Fully taxable-equivalent adjustment	316	271
Net interest income (FTE) [2]	$53,863	$45,259

Efficiency ratio [3]	57.4%	76.7%
Impact of FTE adjustment	-0.3%	-0.4%
Efficiency ratio (FTE) [4]	57.1%	76.3%

Net interest margin	3.19%	2.92%
Fully tax-equivalent adjustment	0.02%	0.02%
Net interest margin (FTE) [2]	3.21%	2.94%

Other financial measures
ALLL to total loans	0.59%	0.56%
Impact of acquired loans and fair value mark	0.31%	0.39%
ALLL to total loans, excluding acquired loans and fair value mark (non-GAAP)	0.90%	0.95%

ALLL to total loans	0.59%	0.56%
Fair value mark to total loans	1.70%	1.74%
ALLL + fair value mark to total loans (non-GAAP)	2.29%	2.30%

Book value per share	$25.00	$30.50
Impact of intangible assets	(1.23)	(3.14)
Tangible book value per share (non-GAAP)	$23.76	$27.36

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

Results of Operations

Consolidated Return on Assets and Equity and Other Key Ratios

The ratio of net income to average total assets and average shareholders' equity and certain other ratios for the years indicated are as follows:

	2022	2021
Return on average assets	1.30%	0.61%
Operating return on average assets (non-GAAP)	1.30%	0.94%
Return on average equity	16.61%	7.17%
Operating return on average equity (non-GAAP)	16.61%	11.08%
Average equity to average assets	7.85%	8.52%
Cash dividend payout ratio	27.40%	55.95%
Efficiency ratio (FTE)	57.10%	76.30%

Net income for the year ended December 31, 2022 was $23.4 million, or $4.38 per diluted share, a 132.7% increase compared to $10.1 million, or $2.14 per diluted share for the year ended December 31, 2021. This increase was primarily the result of a $8.6 million increase in net interest income, a $3.2 million increase in noninterest income, a $908 thousand reduction in provision for loan losses and a $4.0 million decrease in noninterest expense. Each component of such year-over-year changes are described in more detail below.

The efficiency ratio (FTE) was 57.1% for the year ended December 31, 2022, compared to 76.3% for the same period of 2021, decreasing due primarily to the increase in net interest income year-over-year and the one-time impact of merger and merger-related expenses incurred in 2021.

The Company had four reportable segments during the period presented: the Bank, VNB Trust and Estate Services, Sturman Wealth and Masonry Capital.

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
•
Sturman Wealth Advisors – This segment offered wealth and investment advisory services. Revenue for this segment was generated primarily from investment advisory and financial planning fees, with a small and decreasing portion attributable to brokerage commissions. During December 2022, the Company sold this segment, including interest in the client relationships, to the individual running this line of business. More information on this sale can be found under Goodwill and Other Intangible Assets in Note 8 and Sale of Sturman Wealth Segment in Note 21 of the Notes to Consolidated Financial Statements, which is found in Item 8. Financial Statements and Supplementary Data.
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

The Bank segment earned net income of $21.6 million in 2022, a $12.7 million increase over the $9.0 million netted in 2021. Sturman Wealth earned $122 thousand in 2022 compared to $384 thousand in the prior year. VNB Trust and Estate Services realized net income of $1.6 million in 2022, compared to $162 thousand in 2021. Masonry Capital realized net income of $103 thousand in 2022, compared to $561 thousand in 2021.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is computed as the difference between the interest income on earning assets and the interest expense on deposits and other interest bearing liabilities. Net interest income represents the principal source of revenue for the Company and accounted for 79.7% of the total revenue in 2022. Net interest margin (FTE) is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income (FTE) and net interest margin (FTE).

The following table details the average balance sheet, including an analysis of net interest income (FTE) for earning assets and interest bearing liabilities, for the years ended December 31, 2022, 2021, and 2020.

Consolidated Average Balance Sheets and Analysis of Net Interest Income (FTE)

	2022			2021			2020
		Interest	Average		Interest	Average		Interest	Average
(Dollars in thousands)	Average Balance	Income Expense	Yield/ Cost	Average Balance	Income Expense	Yield/ Cost	Average Balance	Income Expense	Yield/ Cost
ASSETS
Interest earning assets:
Securities
Taxable securities	$373,680	$8,696	2.33%	$198,450	$2,980	1.50%	$101,199	$1,706	1.69%
Tax exempt securities [1]	65,861	1,582	2.40%	53,716	1,292	2.41%	20,195	601	2.98%
Total securities [1]	439,541	10,278	2.34%	252,166	4,272	1.69%	121,394	2,307	1.90%
Loans:
Real estate	847,238	38,011	4.49%	808,707	35,303	4.37%	404,391	16,680	4.12%
Commercial	81,410	3,583	4.40%	145,462	5,731	3.94%	132,282	5,115	3.87%
Consumer	49,619	2,637	5.31%	63,039	2,865	4.54%	64,181	3,150	4.91%
Total Loans	978,267	44,231	4.52%	1,017,208	43,899	4.32%	600,854	24,945	4.15%
Fed funds sold	100,033	1,088	1.09%	109,104	139	0.13%	34,130	104	0.30%
Other interest-bearing deposits	161,260	1,467	0.91%	160,960	233	0.14%	-	-	-
Total earning assets	1,679,101	57,064	3.40%	1,539,438	48,543	3.15%	756,378	27,356	3.62%
Less: Allowance for loan losses	(5,702)			(5,297)			(4,886)
Total non-earning assets	124,525			115,193			46,186
Total assets	$1,797,924			$1,649,334			$797,678

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing deposits:
Interest checking	$409,504	$230	0.06%	$355,419	$261	0.07%	$132,465	$120	0.09%
Money market and savings deposits	563,374	2,097	0.37%	529,027	2,047	0.39%	261,370	1,704	0.65%
Time deposits	144,564	657	0.45%	152,211	1,108	0.73%	100,846	1,454	1.44%
Total interest-bearing deposits	1,117,442	2,984	0.27%	1,036,657	3,416	0.33%	494,681	3,278	0.66%

Borrowings	-	-	-	23,700	(280)	-1.18%	15,419	73	0.47%
Junior subordinated debt	3,389	200	5.90%	2,565	148	5.77%	-	-	-
Total interest-bearing liabilities	1,120,831	3,184	0.28%	1,062,922	3,284	0.31%	510,100	3,351	0.66%
Non-interest-bearing liabilities:
Demand deposits	526,389			434,989			203,143
Other liabilities	9,581			10,875			4,697
Total liabilities	1,656,801			1,508,786			717,940
Shareholders' equity	141,123			140,548			79,738
Total liabilities & shareholders' equity	$1,797,924			$1,649,334			$797,678
Net interest income (FTE)		$53,880			$45,259			$24,005
Interest rate spread [2]			3.12%			2.84%			2.96%
Cost of funds			0.19%			0.22%			0.47%
Interest expense as a percentage of average earning assets			0.19%			0.21%			0.44%
Net interest margin (FTE) [3]			3.21%			2.94%			3.17%

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

Volume and Rate Analysis

2022 compared to 2021

	Change due to:		Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)
Assets:
Securities	$3,815	$2,191	$6,006
Loans:
Real estate	1,833	875	2,708
Commercial	(2,780)	632	(2,148)
Consumer	(669)	441	(228)
Total loans	(1,616)	1,948	332
Federal funds sold	(13)	962	949
Other interest-bearing deposits	(21)	1,255	1,234
Total earning assets	$2,165	$6,356	$8,521
Liabilities and Shareholders' equity:
Interest-bearing deposits:
Interest checking	$36	(67)	$(31)
Money market and savings	130	(80)	50
Time deposits	(53)	(398)	(451)
Total interest-bearing deposits	113	(545)	(432)
Short term borrowings	280	-	280
Junior subordinated debt	14	38	52
Total interest-bearing liabilities	407	(507)	(100)
Change in net interest income	$1,758	$6,863	$8,621

2021 compared to 2020

	Change due to:		Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)
Assets:
Securities	$2,240	$(275)	$1,965
Loans:
Real estate	17,596	1,027	18,623
Commercial	518	98	616
Consumer	(55)	(230)	(285)
Total loans	18,059	895	18,954
Federal funds sold	123	(88)	35
Other interest-bearing deposits:	233	-	233
Total earning assets	$20,655	$532	$21,187
Liabilities and Shareholders' equity:
Interest-bearing deposits:
Interest checking	$168	(27)	$141
Money market and savings	1,237	(894)	343
Time deposits	555	(901)	(346)
Total interest-bearing deposits	1,960	(1,822)	138
Short term borrowings	21	(374)	(353)
Junior subordinated debt	148	-	148
Total interest-bearing liabilities	2,129	(2,196)	(67)
Change in net interest income	$18,526	$2,728	$21,254

For 2022, net interest income (FTE) of $53.9 million was recognized, an increase of $8.6 million over 2021. Net interest income (FTE) for 2021 totaled $45.3 million, a $21.3 million increase over the 2020 total of $24.0 million. Average earning assets increased $139.7 million or 9.1% in 2022 compared to 2021 and increased $783.1 million or 103.5% in 2021 compared to 2020. The increases in volume and rate of the securities portfolio from 2021 to 2022 were the primary contributing factors of the increase in net interest income. The declines in rates paid on deposits over the same period also positively impacted net interest income. The average balance for loans as a percentage of earnings assets for 2022 was 58.3%, compared to 66.1% and 79.4% in 2021 and 2020, respectively.

The 2022 net interest margin (FTE) improved 27 bps to 3.21% from 2.94% in 2021. The 2021 net interest margin (FTE) declined 23 bps from 3.17% in 2020. The tax-equivalent yield on average earning assets for 2022 of 3.40% was 25 bps higher than the 2021 yield of 3.15%. The 2021 tax-equivalent yield on average earning assets was 47 bps lower than the comparable 2020 yield of 3.62%. Loan yields for 2022 were 4.52%, improving 20 bps from the loan yield of 4.32% for 2021. Average loans for 2022 of $978.3 million were $38.9 million lower than the 2021 average of $1.0 billion, due to the execution of the Company's planned strategy to further improve asset quality through negotiation of loan paydowns, as well as PPP forgiveness. 2021’s average loan balances were $416.4 million higher than the 2020 average of $600.9 million due to loans acquired through the Merger.

Interest expense as a percentage of average earning assets declined to 19 bps for 2022, compared to 21 and 44 bps for 2021 and 2020, respectively. Net interest margin will be impacted by future changes in short-term and long-term interest rate levels on deposits, as well as the impact from the competitive environment. A continuing primary driver of the Company’s low cost of funds is the Company’s level of non-interest bearing demand deposits and low-cost deposit accounts. Following is a table illustrating the average balances of deposit accounts as a percentage of total deposit account balances.

(Dollars in thousands)	2022		2021		2020
	Average Balance	% of Total Deposits	Average Balance	% of Total Deposits	Average Balance	% of Total Deposits
Non-interest demand deposits	$526,389	32.0%	$434,989	29.6%	$203,143	29.1%
Interest checking accounts	409,504	24.9%	355,419	24.2%	132,465	19.0%
Money market and savings deposit accounts	563,374	34.3%	529,027	35.9%	261,370	37.4%
Total non-interest and low-cost deposit accounts	$1,499,267	91.2%	$1,319,435	89.7%	$596,978	85.5%
Time deposits	144,564	8.8%	152,211	10.3%	100,846	14.5%
Total deposit account balances	$1,643,831	100.0%	$1,471,646	100.0%	$697,824	100.0%

Provision for Loan Losses

The level of the allowance reflects changes in the size of the portfolio or in any of its components, as well as management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, and economic, political and regulatory conditions. Additional information concerning management’s methodology in determining the adequacy of the allowance for loan losses is contained later in this section under Allowance for Loan Losses, in addition to Note 1 – Summary of Significant Accounting Policies and Note 5 – Allowance for Loan Losses of the Notes to Consolidated Financial Statements, found in Item 8. Financial Statements and Supplementary Data.

Based on management’s continuing evaluation of the loan portfolio in 2022, the Company recorded a provision for loan losses of $106 thousand compared to $1.0 million in 2021 and $1.6 million in 2020. The decreases in 2022 and 2021 are the result of the Company releasing a portion of the reserves that were added during 2020 since the credit deterioration was not experienced to the extent previously anticipated. The decrease in 2022 also was impacted by the decline in overall loan balances as part of the Company's strategy to further improve asset quality through negotiation of loan paydowns as well as PPP forgiveness.

The allowance for loan losses as a percentage of total loans was 0.59% at December 31, 2022 compared to 0.56% at December 31, 2021.

The following is a summary of the changes in the allowance for loan losses for the years ended December 31, 2022, 2021, and 2020:

(Dollars in thousands)	2022	2021	2020
Allowance for loan losses, January 1	$5,984	$5,455	$4,209
Charge-offs	(1,255)	(835)	(805)
Recoveries	717	350	429
Provision for loan losses	106	1,014	1,622
Allowance for loan losses, December 31	$5,552	$5,984	$5,455

Allowance for loan losses as a percentage of period-end total loans	0.59%	0.56%	0.90%

Noninterest Income

The major components of noninterest income are detailed below. Year-to-year variances are shown for each noninterest income category.

(Dollars in thousands)	For the year ended December 31		Variance
	2022	2021	$	%
Noninterest income:
Trust and estate services fees	$1,423	$1,929	$(506)	-26.2%
Performance fees	265	822	(557)	-67.8%
Investment management income	752	757	(5)	-0.7%
Advisory and brokerage income	770	1,154	(384)	-33.3%
Royalty income	115	40	75	187.5%
Deposit account fees	1,799	1,459	340	23.3%
Debit/credit card and ATM fees	2,794	2,070	724	35.0%
Bank owned life insurance income	963	708	255	36.0%
Resolution of commercial dispute	2,400	-	2,400	-
Gain on sale of business line	404	-	404	-
Gains (losses) on sale of assets, net	1,043	-	1,043	-
Other	933	1,526	(593)	-38.9%
Total noninterest income	$13,661	$10,465	$3,196	30.5%

Noninterest income of $13.7 million for the year ended December 31, 2022 experienced a net increase over the prior year of $3.2 million, as a result of the following:

•
The Company received and recognized a $2.4 million one-time payment to resolve a commercial dispute in the first quarter of 2022;
•
A $1.0 million gain was recognized in connection with the sale of two buildings during the second quarter of 2022, and
•
A $404 thousand gain was recognized in the fourth quarter of 2022 in connection with the sale of Sturman Wealth Advisors.

Noninterest Expense

The major components of noninterest expense are detailed below. Year-over-year variances are shown for each noninterest expense category.

(Dollars in thousands)	December 31,	December 31,	Variance
	2022	2021	$	%
Noninterest expense:
Salaries and employee benefits	$17,260	$16,129	$1,131	7.0%
Net occupancy	4,526	3,575	951	26.6%
Equipment	897	966	(69)	-7.1%
Bank franchise tax	1,216	1,136	80	7.0%
Computer software	1,136	1,020	116	11.4%
Data processing	2,727	2,793	(66)	-2.4%
FDIC deposit insurance assessment	511	858	(347)	-40.4%
Marketing, advertising and promotion	1,224	922	302	32.8%
Merger and merger-related expenses	-	7,423	(7,423)	-100.0%
Plastics expense	394	978	(584)	-59.7%
Professional fees	1,357	1,117	240	21.5%
Core deposit intangible amortization	1,684	1,389	295	--
Impairment on assets held for sale	242	-	242	0.0%
Other	5,382	4,216	1,166	27.7%
Total noninterest expense	$38,556	$42,522	$(3,966)	-9.3%

Noninterest expense of $38.6 million for the year ended December 31, 2022 decreased $4.0 million from the prior year, predominantly due to no merger or merger-related expense recognition in the current year, compared to $7.4 million of merger and merger-related expenses incurred during the year ended December 31, 2021. An increase in salaries and employee benefits offset this positive variance, increasing 7.0% from $16.1 million in 2021 to $17.3 million in 2022. This increase was due to the Merger and the addition of Fauquier's employees effective April 1, 2021, offset by a reduction in salaries for redundant positions, occurring throughout the 21 months since the Effective Date. At December 31, 2022, the Company had 157 full-time equivalent employees compared to 173 at December 31, 2021.

Core deposit intangible amortization expense is a result of the Merger and amounted to $1.7 million in 2022 and $1.4 million in 2021.

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

For 2022, the Company provided $5.1 million for Federal income taxes, resulting in an effective income tax rate of 17.9%. In 2021, the Company provided $1.8 million for Federal income taxes, resulting in an effective income tax rate of 15.5%. The effective tax rate was lower in 2021 due to the impact on the combined income statement of low-income housing tax credits acquired during the Merger. The effective income tax rates for 2022 and 2021 were lower than the U.S. statutory rate of 21% due to the effect of tax-exempt income from municipal bonds and bank owned life insurance policies.

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

As of December 31, 2022, the Company’s investment portfolio totaled $543.3 million, with obligations of U.S. government corporations and government-sponsored enterprises amounting to $438.3 million, or approximately 81% of the total. The Company’s investment portfolio totaled $308.8 million as of December 31, 2021.

In 2022, $248 million of U.S. Treasury securities were purchased at an average yield of 2.66%, with maturities ranging from one to two years. During the years ended December 31, 2022 and December 31, 2021, there were no sales of securities. Management proactively manages the mix of earning assets and cost of funds to maximize the earning capacity of the Company.

In accordance with ASC 320, “Investments - Debt and Equity Securities,” the Company has categorized its unrestricted securities portfolio as Available for Sale. Securities classified as AFS may be sold in the future, prior to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. AFS securities are carried at fair value. Net aggregate unrealized gains or losses on these securities are included, net of taxes, as a component of shareholders’ equity. All of the Company’s unrestricted securities were investment grade or better as of December 31, 2022. Given the generally high credit quality of the Company’s AFS investment portfolio, management expects to realize all of its investment upon market recovery or the maturity of such instruments and thus believes that any impairment in value is interest-rate-related and therefore temporary. AFS securities included gross unrealized losses of $62.1 million as of December 31, 2022.

(Dollars in thousands)	December 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
U.S. treasury securities	$242,470	45%	$-	0%
U.S. government agencies	28,755	6%	31,581	11%
Mortgage-backed securities/CMOs	167,076	31%	170,964	56%
Corporate bonds	18,729	3%	-	0%
Municipal bonds	81,156	15%	101,272	33%
Total available for sale securities at fair value	$538,186	100%	$303,817	100%

All mortgage-backed securities included in the above tables were issued by U.S. government agencies and corporations. At December 31, 2022, the securities issued by political subdivisions or agencies were highly rated with 100% of the municipal bonds having A+ or higher ratings. Approximately 63% of the municipal bonds are general obligation bonds, and issuers are geographically diverse. The Company held no issues that exceeded 10% of the Company’s shareholders' equity at December 31, 2022.

The Company’s holdings of restricted securities totaled $5.1 million and $5.0 million at December 31, 2022 and December 31, 2021, respectively, and consisted of stock in the Federal Reserve Bank, stock in the FHLB, and stock in CBB Financial Corporation, the holding company for Community Bankers’ Bank, and an investment in an SBA loan fund. The Bank is required to hold stock in the Federal Reserve Bank and the FHLB as a condition of membership with each of these correspondent banks. The amount of stock required to be held by the Bank is periodically assessed by each bank, and the Bank may be subject to purchase or surrender stock held in these banks, as determined by their respective calculations. Stock ownership in the bank holding company for Community Bankers’ Bank provides the Bank with several benefits that are not available to non-shareholder correspondent banks. None of these stock issues are traded on the open market and can only be redeemed by the respective issuer. Restricted stock holdings are recorded at cost.

The table shown below details the amortized cost and fair value of AFS securities at December 31, 2022 based upon contractual maturities, by major investment categories. Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations. The tax-equivalent yield is based upon a federal tax rate of 21%. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP Presentations section earlier in Item 7.

Maturity Distribution and Average Yields

Contractual Maturities of Debt Securities at December 31, 2022

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield (FTE)	% of Debt Securities
U.S. treasury securities
One year or less	$192,843	$191,180	2.63%
After one year to five years	52,740	51,290	2.72%
	$245,583	$242,470	2.65%	40.9%
U.S. government-sponsored agencies:
After one to five years	$900	$808	2.00%
After five years to ten years	30,382	25,060	1.53%
Ten years or more	4,000	2,887	1.79%
	$35,282	$28,755	1.57%	5.9%
Mortgage-backed securities/CMOs
One year or less	$1,515	$1,485	0.35%
After one year to five years	9,553	8,987	1.28%
After five years to ten years	3,096	2,779	1.64%
Ten years or more	180,800	153,825	1.97%
	$194,964	$167,076	1.91%	32.5%
Corporate bonds
After one year to five years	$17,682	$16,933	3.37%
After five to ten years	1,899	1,796	3.31%
	$19,581	$18,729	3.36%	3.3%
Municipal bonds
After one to five years	$2,472	$2,367	3.48%
After five to ten years	17,665	16,151	1.63%
Ten years or more	84,694	62,638	2.47%
	$104,831	$81,156	2.33%	17.4%

Total Debt Securities Available for Sale	$600,241	$538,186	2.37%	100.0%

Weighted average yield is calculated based on the relative amortized cost of the securities. Yields on tax-exempt securities have been computed on a tax-equivalent basis using the federal corporate income tax rate of 21 percent.

As stated, the preceding table reflects the distribution of the contractual maturities of the investment portfolio at December 31, 2022. Management’s investment portfolio strategy is to structure the portfolio so that it is a constant source of liquidity for the balance sheet. In order to achieve greater liquidity in the portfolio, securities that have a monthly flow of principal repayments become a key component. To illustrate the difference between contractual maturity and average life, consider the difference for the fixed rate mortgage-backed securities (MBS) component of this portfolio. At December 31, 2022, the weighted average maturity of the fixed rate MBS sector was 17.5 years, and the projected average life for this group of securities is 7.7 years.

Another indication of the investment portfolio’s liquidity potential is shown by the projected annual principal cash flow from maturities, callable bonds, and monthly principal repayments. For the next three years, the principal cash flows are estimated to be $220.9 million for 2023, $77.2 million for 2024, and $31.0 million for 2025, based upon rates remaining at current levels. This represents approximately 61% of the investment portfolio’s AFS balance at December 31, 2022 that will be available to support the future liquidity needs of the Company. Cash flow projections are subject to change based upon changes to market interest rates.

Loan Portfolio

The Company’s objective is to maintain the historically strong credit quality of the loan portfolio by maintaining rigorous underwriting standards. These standards coupled with regular evaluation of the creditworthiness of, and the designation of lending limits for, each borrower has helped the Company achieve this objective. The primary portfolio strategy includes seeking industry and loan size diversification in order to minimize credit exposure and originating loans in markets with which the Company is familiar. The predominant market area for loans includes Charlottesville, Albemarle County, Fauquier County, Prince William County, Winchester, Frederick County, Manassas, Richmond and areas in the Commonwealth of Virginia, State of Maryland, District of Columbia and portions of West Virginia that are within a 100 mile radius of any Virginia National Bank location.

The Company’s loan portfolio totaled $936.4 million as of December 31, 2022 or 57.7% of total assets. Loan balances decreased $124.8 million, or 11.8%, from the balance of $1.1 billion as of December 31, 2021. Note that all loan balances are presented net of credit and other fair value discounts, when applicable. The table below shows the composition of the loan portfolio:

(Dollars in thousands)	As of December 31,
	2022	2021
Commercial loans	$71,139	$96,696
Real estate mortgage:
Construction and land	37,541	79,331
1-4 family residential mortgages	323,185	358,148
Commercial	459,125	473,632
Total real estate mortgage	$819,851	$911,111
Consumer	45,425	53,404
Total loans	$936,415	$1,061,211
Less: Allowance for loan losses	(5,552)	(5,984)
Net loans	$930,863	$1,055,227

The Company's planned strategy to further improve asset quality through negotiation of loan paydowns as well as PPP forgiveness resulted in a decrease in loan balances from December 31, 2021 to December 31, 2022. The decrease from December 31, 2021 is due predominantly to: (1) workouts and paydowns of Acquired Loans of $61.8 million, (2) paydowns of legacy organic loans due mainly to business sales, property sales, refinances and participation fluctuations of $55.3 million, and (3) the forgiveness of SBA PPP loans in the amount of $20.5 million. As of December 31, 2022, only $231 thousand of PPP loans remain outstanding on the Bank's balance sheet.

At December 31, 2022, the loan-to-deposit ratio stood at 63.3%, compared to 59.1% at December 31, 2021.

Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory and real property. The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions.

The Company’s real estate loan portfolio decreased by $91.3 million to a balance of $819.9 million at December 31, 2022 from $911.1 million at December 31, 2021. This category comprises 87.6% of all loans, and these loans are secured by mortgages on real property located principally in our market area. Of this amount, approximately $323.2 million represented loans on 1-4 family residential properties. Commercial real estate loans totaled $459.1 million as of December 31, 2022. Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral. The remaining real estate loans were comprised of construction and land development loans which totaled $37.5 million as of December 31, 2022.

As of December 31, 2022, the Company’s commercial and industrial loan portfolio totaled $71.1 million, a $25.6 million decline from the $96.7 million balance at year-end 2021. This category, representing approximately 7.6% of all loans, includes loans made to individuals and small to medium-sized businesses, as well as loans purchased on the syndicated and government guaranteed markets. The Company participated in the PPP loan initiative during 2020 and 2021 with balances of $20.7 million and $231 thousand as of December 31, 2021 and December 31, 2022, respectively. Forgiveness of a significant amount of PPP loans during 2022 contributed to the overall balance reductions.

Consumer loans, comprised of student loans purchased, revolving credit, and other fixed payment loans, totaled $45.4 million as of December 31, 2022 or 4.9% of all loans. Consumer loans ended 2022 with balances $8.0 million lower than the prior year-end, primarily due to normal amortization within the student loan portfolio.

The following table presents the maturity/repricing distribution of the Company’s loans at December 31, 2022. The table also presents the portion of loans that have fixed interest rates or variable/floating interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the Wall Street Journal prime rate or U.S. Treasury bond indices.

Maturities and Sensitivities of Loans to Changes in Interest Rates

(Dollars in thousands)	As of December 31, 2022
	One Year or Less	After One to Five Years	After Five to 15 Years	After 15 Years	Total
Fixed Rate:
Commercial loans	$5,254	$15,610	$4,769	$26	$25,659
Real estate construction and land	4,106	9,173	5,657	-	18,936
1-4 family residential mortgages	5,150	16,277	96,243	63,477	181,147
Commercial mortgages	20,785	126,007	44,826	-	191,618
Consumer	3,570	11,288	798	248	15,904
Total fixed rate loans	$38,865	$178,355	$152,293	$63,751	$433,264
Variable Rate:
Commercial loans	$22,193	$19,650	$3,637	$-	$45,480
Real estate construction and land	3,613	8,807	6,185	-	18,605
1-4 family residential mortgages	43,517	93,403	5,118	-	142,038
Commercial mortgages	101,730	148,806	16,971	-	267,507
Consumer	29,521	-	-	-	29,521
Total variable rate loans	$200,574	$270,666	$31,911	$-	$503,151
Total loans	$239,439	$449,021	$184,204	$63,751	$936,415

Total loans at December 31, 2022 and 2021 included loans purchased in connection with the Merger. These loans were recorded at estimated fair value on the date of acquisition without the carryover of the related ALLL. The following table presents the outstanding principal balance and the carrying amount of purchased loans:

(Dollars in thousands)	December 31, 2022
	Acquired Loans - Purchased Credit Impaired	Acquired Loans - Purchased Performing	Acquired Loans - Total
Outstanding principal balance	$43,250	$290,604	$333,854
Carrying amount:
Commercial	$630	$12,606	$13,236
Real estate construction and land	1,461	8,530	9,991
1-4 family residential mortgages	9,076	164,280	173,356
Commercial mortgages	20,828	99,206	120,034
Consumer	72	1,277	1,349
Total acquired loans	$32,067	$285,899	$317,966

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

At December 31, 2022 and 2021, the Company had loans classified as non-accrual with balances of $673 thousand and $495 thousand, respectively. The non-accrual balance as of December 31, 2022 consists of four loans to three borrowers.

Acquired Loans that otherwise would be in non-accrual status are not included in this figure, as they earn interest through the yield accretion.

Loans 90 days or more past due and still accruing interest amounted to $705 thousand as of December 31, 2022, compared to $801 thousand as of December 31, 2021. The 2022 balance includes a $646 thousand loan which was brought current shortly after year-end. The current portfolio only includes three non-insured student loans that are 90 days or more past due and still accruing interest, amounting to $59 thousand. Loans acquired during the Merger that are greater than 90 days past due and still accruing interest are included in this figure, net of their fair value mark.

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

Total performing TDR balances declined to $788 thousand as of December 31, 2022 compared to $1.0 million as of December 31, 2021. Based on regulatory guidance issued in 2016 on Student Lending, the Company classified 46 of its student loans purchased as TDRs for a total of $700 thousand as of December 31, 2022 and 58 of its student loans purchased as TDRs for a total of $935 thousand as of December 31, 2021. Nonperforming TDR balances remained at $495 thousand as of December 31, 2022 and December 31, 2021.

The table below summarizes the Company's credit ratios as of December 31, 2022 and 2022:

(Dollars in thousands)	2022	2021
Total loans	$936,415	$1,061,211
Nonaccrual loans	$673	$495
Allowance for loan losses	$5,552	$5,984
Nonaccrual loans to total loans	0.07%	0.05%
ALLL to total loans	0.59%	0.56%
ALLL to nonaccrual loans	824.96%	1208.89%

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

Activity for the allowance for loan losses is provided in the following table:

As of and for the year ended December 31, 2022
(Dollars in thousands)	Commercial Loans	Real Estate Construction and Land	Real Estate Mortgages	Consumer Loans	Total
Allowance for Loan Losses:
Balance as of beginning of year	$252	$399	$4,478	$855	$5,984
Charge-offs	(600)	-	-	(654)	(1,254)
Recoveries	519	9	11	178	717
Provision for (recovery of) loan losses	23	(187)	(51)	320	105
Balance at end of year	$194	$221	$4,438	$699	$5,552

Average loans	$81,410	$59,564	$787,674	$49,619	$978,267
Net charge-offs (recoveries) to average loans	0.10%	-0.02%	0.00%	0.96%	0.05%

As of and for the year ended December 31, 2021
(Dollars in thousands)	Commercial Loans	Real Estate Construction and Land	Real Estate Mortgages	Consumer Loans	Total
Allowance for Loan Losses:
Balance as of beginning of year	$209	$160	$3,897	$1,189	$5,455
Charge-offs	(147)	-	-	(688)	(835)
Recoveries	191	12	6	141	350
Provision for (recovery of) loan losses	(1)	227	575	213	1,014
Balance at end of year	$252	$399	$4,478	$855	$5,984

Average loans	$145,462	$82,642	$726,065	$63,039	$1,017,208
Net charge-offs (recoveries) to average loans	-0.03%	-0.01%	0.00%	0.87%	0.05%

As of December 31, 2022, the ALLL was $5.6 million , a net decrease of $432 thousand from $5,984 at December 31, 2021. Management’s estimates for the ALLL resulted in the Company’s allowance to total loans outstanding ratio of 0.59% at December 31, 2022, compared to 0.56% at December 31, 2021. Note that without the impact of acquired loans and the fair value mark, the ALLL to total loans outstanding would have been 0.90% as of December 31, 2022 and 0.95% as of December 31, 2021; furthermore, the ALLL to total loans plus the fair value mark amount to 2.29% as of December 31, 2022 and 2.30% as of December 31, 2021 (for reconcilement of non-GAAP measures, see the “Non-GAAP Presentation” section earlier in Item 7).

During 2022, there were $1.3 million in loan balances charged off, with a total of $717 thousand in recoveries of previously charged-off balances, resulting in net charge-offs of $538 thousand. During 2021, there were $835 thousand in loan balances charged off, with a total of $350 thousand in recoveries of previously charged-off balances, resulting in net charge-offs of $485 thousand. The ratio of net charge-offs to average loans was 0.05% and 0.05% for 2022 and 2021, respectively.

The table below provides an allocation of year-end allowance for loan losses by loan type; however, allocation of a portion of the allowance to one loan category does not preclude its availability to absorb losses in other categories.

Allocation of the Allowance for Loan Losses

	December 31, 2022
(Dollars in thousands)	Allowance	Percentage of loans in each category to total loans
Commercial loans	$194	7.60%
Real estate construction and land	221	4.01%
Real estate mortgages	4,438	83.54%
Consumer	699	4.85%
Total	$5,552	100.00%

	December 31, 2021
(Dollars in thousands)	Allowance	Percentage of loans in each category to total loans
Commercial loans	$252	9.11%
Real estate construction	399	7.48%
Real estate mortgages	4,478	78.38%
Consumer	855	5.03%
Total	$5,984	100.00%

Deposits

Depository accounts represent the Company’s primary source of funding and are comprised of demand deposits, interest-bearing checking accounts, money market deposit accounts and time deposits. These deposits have been provided predominantly by individuals, businesses and charitable organizations in the Charlottesville/Albemarle County, Fauquier County, Manassas, Prince William County, Richmond and Winchester market areas.

Depository accounts held by the Company as of December 31, 2022, totaled $1.5 billion, a decrease of $317.8 million or 17.69% compared to the December 31, 2021 total of $1.8 billion.

At December 31, 2022, the balances of non-interest bearing demand deposits were $495.6 million or 33.5% of total deposits, a 5.10% decrease from $522.3 million at December 31, 2021. Interest-bearing transaction and money market accounts totaled $867.6 million at December 31, 2022, a decrease of $244.3 million compared to $1.1 billion at December 31, 2021. The Company offers ICS®, which allows customers access to multi-million-dollar FDIC insurance on funds placed into demand deposit and/or money market deposit accounts. As of December 31, 2022, the reciprocal ICS® balances included in demand deposit and money market accounts were $42.0 million and $92.6 million, respectively. The Company’s low-cost deposit accounts, which include both non-interest and interest bearing checking accounts as well as money market accounts, represented 92.2% of total deposit account balances at December 31, 2022 and compared favorably to the 91.0% of total deposit account balances at December 31, 2021.

Certificates of deposit and other time deposit balances decreased $46.9 million to $115.1 million at December 31, 2022 from the balance of $162.0 million at December 31, 2021. Included in this deposit total were reciprocal relationships under CDARS™, whereby depositors can obtain FDIC insurance on deposits up to $50 million. These reciprocal CDARS™ deposits totaled $4.0 million and $6.1 million at December 31, 2022 and 2021, respectively.

Average Balances and Rates Paid
(Dollars in thousands)	Years Ended December 31
	2022		2021
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Non-interest-bearing demand deposits	$526,389		$434,989
Interest-bearing deposits:
Interest checking	409,504	0.06%	355,419	0.07%
Money market and savings deposits	563,374	0.37%	529,027	0.39%
Time deposits	144,564	0.45%	152,211	0.73%
Total interest-bearing deposits	$1,117,442	0.27%	$1,036,657	0.33%
Total deposits	$1,643,831		$1,471,646

As of December 31, 2022 and 2021, the estimated amounts of total uninsured deposits were $459.4 million and $585.6 million, respectively.

Maturities of time deposits in excess of FDIC insurance limits as of December 31, 2022 were as follows:

(Dollars in thousands)
	Amount	Percentage
Three months or less	$18,657	64.49%
Over three months to six months	3,373	11.66%
Over six months to one year	1,395	4.82%
Over one year	5,505	19.03%
Totals	$28,930	100.00%

Borrowings

Borrowings, consisting primarily of FHLB advances and federal funds purchased, are additional sources of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company's ability to earn a favorable spread on the funds obtained.

The Company has a collateral dependent line of credit with the FHLB. During the third quarter of 2021, the Company prepaid 100% of its outstanding FHLB advances, which positively impacted interest expense by $416 thousand as a result of accelerating the accretion of the fair value purchase mark on such acquired Fauquier debt. A prepayment penalty in the amount of $243 thousand was incurred and is reported in noninterest expense, netting to an overall gain on the transaction of $173 thousand. The Company had no outstanding borrowings from the FHLB at December 31, 2022 or December 31, 2021.

As of December 31, 2022, the Company had an off-balance sheet letter of credit in the amount of $30.0 million, issued in favor of the Commonwealth of Virginia Department of the Treasury to secure public fund depository accounts. This letter of credit is secured by commercial mortgages.

Additional borrowing arrangements maintained by the Bank include formal federal funds lines with six correspondent banks. The Company had no outstanding balances in federal funds purchased as of December 31, 2022, 2021, or 2020.

Total borrowings consist of the following as of December 31, 2022, 2021, and 2020:

(Dollars in thousands)	2022	2021	2020
FHLB advances	$-	$-	$30,000
Total borrowings	$-	$-	$30,000
Maximum amount at any month-end during the year	$-	$42,575	$40,000
Annual average balance outstanding	$-	$23,700	$15,419
Annual average interest rate paid	-	0.82%	0.47%
Annual average interest rate, including impact of fair value mark	-	-1.18%	0.47%
Annual interest rate at end of period	-	-	0.48%

Details on available borrowing lines can be found later under Liquidity in the Asset/Liability Management section.

Junior Subordinated Debt

In 2006, a subsidiary of Fauquier, Fauquier Statutory Trust II, privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Fauquier’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. As of December 31, 2022, total capital securities were $3.4 million, as adjusted to fair value as of the date of the Merger. The interest rate on the capital security resets every three months at 1.70% above the then current three-month LIBOR and is paid quarterly. Management is in communication with the issuer regarding the alternative reference rate that will apply after the discontinuance of LIBOR.

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

Gap Interest Sensitivity Analysis

As of December 31, 2022

	Within	90 to 365	One to Four	Over	Non Rate
	90 Days	Days	Years	Four Years	Sensitive	Total
Assets
Loans	$218,098	$104,438	$453,756	$173,673	$(13,550)	$936,415
Investment securities	57,122	187,914	146,348	213,930	(61,991)	543,323
Federal funds sold	45	-	-	-	-	45
Interest-bearing deposits in other banks	19,098	-	-	-	-	19,098
Non-interest-earning assets and allowance for loan losses	-	-	-	-	123,972	123,972
Total assets	$294,363	$292,352	$600,104	$387,603	$48,431	$1,622,853
Liabilities and Shareholders' Equity
Interest checking	$10,000	$29,998	$119,995	$239,990	$-	$399,983
Money market and savings deposits	14,208	99,449	113,656	240,287	-	467,600
Time deposits	5,331	86,458	21,898	1,409	10	115,106
Junior subordinated debt	-	3,413	-	-	-	3,413
Non-interest bearing liabilities and shareholders' equity	-	-	-	-	636,751	636,751
Total liabilities and shareholders' equity	$29,539	$219,318	$255,549	$481,686	$636,761	$1,622,853
Period gap	$264,824	$73,034	$344,555	$(94,083)	N/A	$588,330
Cumulative gap	$264,824	$337,858	$682,413	$588,330	N/A	$588,330
Ratio of cumulative gap to cumulative earning assets	89.97%	57.58%	57.50%	37.37%

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

In simulating the effects of upward and downward changes in market rates to net interest income over a rolling two-year horizon, the model utilizes a “static” balance sheet approach where balance sheet composition or mix as of the measurement date is maintained over the two-year horizon. Similarly, the base case simulation performed assumes interest rates on the measurement date are unchanged for the next 24 months. Then the simulation assumes all rate indices are instantaneously shocked upward and downward by 100 bps to 400 basis points, in 100 basis point increments. Due to the low level of interest rates, the shock down analysis where the rates fall 300 basis points or more are not considered meaningful and are therefore not shown in the results below as of December 31, 2022.

(Dollars in thousands)	Change in Net Interest Income
Change in Yield Curve	Percentage	Amount
+400 bps	15.42%	$15,451
+300 bps	14.97%	15,002
+200 bps	10.34%	10,363
+100 bps	5.35%	5,365
Base case	0.00%	-
-100 bps	-2.85%	(2,853)
-200 bps	-5.86%	(5,870)

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

The shape of the yield curve can cause downward pressure on net interest income. In general, if and to the extent that the yield curve is flatter (i.e., the differences between interest rates for different maturities are relatively smaller) than previously anticipated, then the yield on the Company’s interest earning assets and its cash flows will tend to be lower. Management believes that an inverted or relatively flat yield curve could adversely the Company’s net interest income in 2023.

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

The Bank’s customer base has provided a stable source of funds and liquidity. Limits contained within the Bank’s Investment Policy also provides for appropriate levels of liquidity through maturities and cash flows within the securities portfolio. Other sources of balance sheet liquidity are obtained from the repayment of loan proceeds and overnight investments. The Bank has numerous secondary sources of liquidity including access to borrowing arrangements from a number of correspondent banks. Available borrowing arrangements maintained by the Bank include formal federal funds lines with six major regional correspondent banks, access to advances from the Federal Home Loan Bank and access to the discount window at the Federal Reserve Bank.

Borrowing Lines

As of December 31, 2022

Correspondent Banks	$117,000
Federal Home Loan Bank of Atlanta	39,120
Total Available	$156,120

As of December 31, 2022, the Company had no outstanding advances with the FHLB.

Any excess funds are sold on a daily basis in the federal funds market or maintained on account at the Federal Reserve. The Company maintained an average of $100.0 million outstanding in federal funds sold, an average of $161.3 million at the Federal Reserve and an average of less than $1 thousand in federal funds purchased during 2022 due to annual testing of the federal funds lines. On December 31, 2022 the Company had no balance outstanding in federal funds purchased. The Company intends to maintain sufficient liquidity at all times to meet its funding commitments.

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

The Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios of the Bank were 16.82%, 16.82%, 17.38% and 9.62%, respectively, as of December 31, 2022, exceeding the minimum requirements.

With respect to the Bank, to be “well capitalized” under the PCA regulations, a bank must have the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%. The Bank exceeds the thresholds to be considered well capitalized as of December 31, 2022.

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

The Basel III capital regulations and CBLR framework are discussed in greater detail under the caption “Supervision and Regulation,” found earlier in this report under “Item 1. Business.” In addition, information regarding the Company’s risk-based capital at December 31, 2022 and December 31, 2021 is presented in Note 15 – Capital Requirements of the Notes to Consolidated Financial Statements, contained in Item 8. Financial Statements and Supplementary Data. Using the most recent capital requirements, the Bank’s capital ratios remain above the levels designated by bank regulators as "well capitalized" at December 31, 2022.

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

Related Party Transactions

The Company and its subsidiaries have business dealings with companies owned by directors and beneficial shareholders of the Company. In 2022 and 2021, leasing/rental expenditures of $528 thousand and $520 thousand respectively,

(including reimbursements for taxes, insurance, and other expenses) were paid to an entity indirectly owned by a director of the Company.

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

Following is a schedule of future minimum rental payments under non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2022:

(Dollars in thousands)	1 year or less	1-3 years	3-5 years	After 5 years	Total
Operating lease obligations	$1,567	$2,387	$1,398	$1,141	$6,493

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting company.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Virginia National Bankshares Corporation
Charlottesville, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Virginia National Bankshares Corporation and Subsidiaries (the Corporation) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Richmond, Virginia

March 29, 2023

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except shares and per share data)

	December 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$20,993	$20,345
Interest-bearing deposits in other banks	19,098	336,032
Federal funds sold	45	152,463
Securities:
Available for sale, at fair value	538,186	303,817
Restricted securities, at cost	5,137	4,950
Total securities	543,323	308,767
Loans	936,415	1,061,211
Allowance for loan losses	(5,552)	(5,984)
Loans, net	$930,863	$1,055,227
Premises and equipment, net	17,808	25,093
Assets held for sale	965	-
Bank owned life insurance	38,552	31,234
Goodwill	7,768	8,140
Core deposit intangible, net	6,586	8,271
Other intangible assets, net	-	274
Other real estate owned, net	-	611
Right of use asset, net	6,536	7,583
Deferred tax asset, net	17,315	4,840
Accrued interest receivable and other assets	13,507	13,304
Total assets	$1,623,359	$1,972,184
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest-bearing	$495,649	$522,281
Interest-bearing	399,983	446,314
Money market and savings deposit accounts	467,600	665,530
Certificates of deposit and other time deposits	115,106	162,045
Total deposits	1,478,338	1,796,170
Junior subordinated debt	3,413	3,367
Lease liability	6,173	7,108
Accrued interest payable and other liabilities	2,019	3,552
Total liabilities	1,489,943	1,810,197
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, $2.50 par value	-	-
Common stock, $2.50 par value	13,214	13,178
Capital surplus	105,344	104,584
Retained earnings	63,482	46,436
Accumulated other comprehensive income (loss)	(48,624)	(2,211)
Total shareholders' equity	133,416	161,987
Total liabilities and shareholders' equity	$1,623,359	$1,972,184
Common shares outstanding	5,337,271	5,308,335
Common shares authorized	10,000,000	10,000,000
Preferred shares outstanding	-	-
Preferred shares authorized	2,000,000	2,000,000

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	For the years ended December 31,
	2022	2021
Interest and dividend income:
Loans, including fees	$44,231	$43,899
Federal funds sold	1,088	139
Other interest-bearing deposits	1,467	233
Investment securities:
Taxable	8,416	2,810
Tax exempt	1,249	1,021
Dividends	280	170
Total interest and dividend income	56,731	48,272
Interest and dividend income:
Demand and savings deposits	2,327	2,308
Certificates and other time deposits	657	1,108
Borrowings	200	(132)
Total interest expense	3,184	3,284
Net interest income	53,547	44,988
Provision for loan losses	106	1,014
Net interest income after provision for loan losses	53,441	43,974

Noninterest income:
Wealth management fees	2,440	3,508
Advisory and brokerage income	770	1,154
Deposit account fees	1,799	1,459
Debit/credit card and ATM fees	2,794	2,070
Bank owned life insurance income	963	708
Resolution of commercial dispute	2,400	-
Gain on sale of business line	404	-
Gains on sale of assets, net	1,043	81
Other	1,048	1,485
Total noninterest income	13,661	10,465

Noninterest expense:
Salaries and employee benefits	17,260	16,129
Net occupancy	4,526	3,575
Equipment	897	966
Bank franchise tax	1,216	1,136
Computer software	1,136	1,020
Data processing	2,727	2,793
FDIC deposit insurance assessment	511	858
Marketing, advertising and promotion	1,224	922
Merger and merger-related expenses	-	7,423
Plastics expense	394	978
Professional fees	1,357	1,117
Core deposit intangible amortization	1,684	1,389
Impairment on assets held for sale	242	-
Other	5,382	4,216
Total noninterest expense	38,556	42,522

Income before income taxes	28,546	11,917
Provision for income taxes	5,108	1,846
Net income	$23,438	$10,071
Net income per common share, basic	$4.40	$2.16
Net income per common share, diluted	$4.38	$2.14

See Notes to the Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	For the years ended December 31,
	2022	2021
Net income	$23,438	$10,071
Other comprehensive income (loss)
Unrealized losses on securities, net of tax benefit of ($12,465) and ($959) for the years ended December 31, 2022 and 2021	(46,876)	(3,607)
Unrealized gains (losses) on interest rate swaps, net of tax (benefit) of $146 and ($17) for the years ended December 31, 2022 and 2021	549	(64)
Reclassification of unrealized loss on swap	(86)	-
Total other comprehensive loss	(46,413)	(3,671)
Total comprehensive income (loss)	$(22,975)	$6,400

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2020	$6,722	$32,457	$41,959	$1,460	$82,598
Common stock issued in acquisition of Fauquier Bankshares, Inc.	6,428	71,608	-	-	78,036
Cash in lieu of fractional shares	-	(4)	-	-	(4)
Exercise of stock options	3	27	-	-	30
Stock option expense	-	145	-	-	145
Restricted stock grant expense	-	376	-	-	376
Vested stock grants	25	(25)	-	-	-
Cash dividends declared ($1.20 per share)	-	-	(5,594)	-	(5,594)
Net income	-	-	10,071	-	10,071
Other comprehensive loss	-	-	-	(3,671)	(3,671)
Balance, December 31, 2021	$13,178	$104,584	$46,436	$(2,211)	$161,987
Exercise of stock options	2	21	-	-	23
Stock option expense	-	167	-	-	167
Restricted stock grant expense	-	520	-	-	520
Vested stock grants	34	(34)	-	-	-
Cash dividends declared ($1.20 per share)	-	-	(6,392)	-	(6,392)
Net income	-	-	23,438	-	23,438
Other comprehensive loss	-	86	-	(46,413)	(46,327)
Balance, December 31, 2022	$13,214	$105,344	$63,482	$(48,624)	$133,416

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the years ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,438	$10,071
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	106	1,014
Net accretion of certain acquisition-related adjustments	(2,340)	(3,381)
Amortization of intangible assets	1,746	1,456
Net amortization and (accretion) of securities	(364)	1,542
Net gains on sales of other assets	(1,084)	(65)
Bank owned life insurance income	(963)	(708)
Depreciation and other amortization	3,339	2,944
Gain on sale of business line	(404)	-
Decrease in goodwill and other intangibles resulting from sale of business line	584	-
Impairment charge on assets held for sale	242	-
Deferred tax (benefit) expense	(138)	702
Stock option expense	167	145
Stock grant expense	520	376
Net change in:
Accrued interest receivable and other assets	(828)	(2,605)
Accrued interest payable and other liabilities	(1,336)	1,574
Net cash provided by operating activities	22,685	13,065

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Fauquier Bankshares	-	153,278
Purchases of available for sale securities	(316,350)	(74,427)
Net increase in restricted investments	(188)	(320)
Proceeds from maturities, calls and principal payments of available for sale securities	22,723	31,720
Net decrease in loans	126,598	146,945
Proceeds from sale of loans	-	6,251
Proceeds from sale of premises and equipment	6,311	34
Proceeds from sale of other real estate owned	610	-
Purchase of bank owned life insurance	(6,355)	-
Purchase of bank premises and equipment, net	(546)	(1,293)
Net cash (used in) provided by investing activities	(167,197)	262,188

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, NOW accounts, and money market accounts	(270,892)	254,564
Net decrease in certificates of deposit and other time deposits	(46,931)	(6,712)
Net decrease in other borrowings	-	(42,582)
Proceeds from stock options exercised	23	30
Cash dividends paid	(6,392)	(6,408)
Net cash (used in) provided by financing activities	(324,192)	198,892
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(468,704)	$474,145

CASH AND CASH EQUIVALENTS:
Beginning of period	$508,840	$34,695
End of period	$40,136	$508,840

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$3,202	$3,269
Taxes	$4,450	$1,217

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized losses on available for sale securities	$(59,347)	$(4,566)
Unrealized (losses) gains on interest rate swaps	695	(81)
Assets acquired in business combination	-	910,494
Liabilities assumed in business combination	-	840,226
Change in goodwill	(372)	7,768
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

The Bank offers a full range of banking and related financial services to meet the needs of individuals, businesses and charitable organizations, including the fiduciary services of VNB Trust and Estate Services. Until the sale of the business line on December 19, 2022, the Bank also offered, through networking agreements with third parties, investment advisory and other investment services under Sturman Wealth Advisors. Refer to Note 21 - Sale of Sturman Wealth Advisors for more information regarding the sale of such business line. Investment management services are offered through Masonry Capital Management, LLC, a registered investment adviser and wholly-owned subsidiary of the Company.

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

Information concerning the Company’s adoption of ASC 326, effective January 1, 2023, is presented later in this Note 1 - Summary of Significant Accounting Policies, under Recent Accounting Pronouncements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Comprehensive income – Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on AFS securities and interest rate swaps, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Further information on the Company’s other comprehensive income is presented in the Consolidated Statements of Comprehensive Income.

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

At inception, the Company designates a derivative as (i) a fair value hedge of recognized assets or liabilities or of unrecognized firm commitments (fair value hedge) or (ii) a hedge of forecasted transactions or variable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cash flows to be received or paid in conjunction with recognized assets or liabilities (cash flow hedge). For a derivative treated as a fair value hedge, a change in fair value is recorded as an adjustment to the hedged item and recognized in net income. For a derivative treated as a cash flow hedge, the effective portion of a change in fair value is recorded as an adjustment to the hedged item and recognized as a component of accumulated other comprehensive income (loss) within shareholders’ equity. For a derivative treated as a cash flow hedge, the ineffective portion of a change in fair value is recorded as an adjustment to the hedged item and recognized in net income. Further information on the Company's derivative financial instruments is presented in Note 23 -Derivatives Instruments and Hedging Activities.

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

Interest and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the statements of income. For the years ended December 31, 2022 and 2021, there were no such interest or penalties recognized. Further information on the Company’s accounting policies for income taxes is presented in Note 11 – Income Taxes.

Securities and other property held in a fiduciary capacity – Securities and other property held by VNB Trust and Estate Services or Masonry Capital in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

Financial Instruments – Credit Losses - In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU, as amended, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Among other things, the ASU also amended the impairment model for available-for-sale securities and addressed purchased financial assets with deterioration.

The Company adopted ASU 2016-13 effective January 1, 2023 in accordance with the required implementation date and recorded the impact of adoption to retained earnings, net of deferred income taxes, as required by the standard. The adjustment to retained earnings as a result of adoption is expected to be within a reasonable range of $2 million to $2.6 million from December 31, 2022 to January 1, 2023 and consists of adjustments to the ACL as well an adjustment to the Company's reserve for unfunded loan commitments. Subsequent to adoption, the Company will record adjustments to its ACL and reserve for unfunded commitments thought the provision for credit losses in the consolidated statements of income.

The Company established a working group to prepare for and implement changes related to ASC 326. This working group gathered historical loan loss data for purposes of evaluating appropriate portfolio segmentation and modeling methods under the standard related to the allowance for credit losses on loans, performed procedures to validate the historical loan loss data to ensure its suitability and reliability for purposes of developing an estimate of expected credit losses and engaged a vendor to assist in modeling expected lifetime losses under ASC 326. The Company expects to primarily utilize discounted cash flow methods for estimating the ACL on loans and has implemented policies and procedures for developing that estimate. The Company will also use the remaining life method for certain consumer related pools of loans. The Company is implementing changes to its policies and procedures related to measuring impairment of available for sale securities and does not expect a significant effect on the carrying value of the Company’s available for sale securities as a result of the adoption of ASC 326. The adoption of ASC 326 and related changes in the Company’s accounting policies will result in significant changes to the Company’s consolidated financial statements, including differences in the timing of recognizing changes to the ACL, and will include expanded disclosures about the ACL, charge-offs and recoveries of loans, and certain loan modifications. The adoption of the standard also results in significant changes in the Company’s internal control over financial reporting related to the allowance for credit losses. During 2022, the Company calculated its CECL model in parallel to its incurred loss model in order to further refine the methodology and model. The Company performed an extensive comprehensive model validation internally by qualified personnel and has engaged an independent third party to perform a model review.

LIBOR and Other Reference Rates - In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This guidance provides temporary, optional guidance to ease the potential burden in accounting for reference rate reform associated with the LIBOR transition. LIBOR and other interbank offered rates are widely used benchmark or reference rates that have been used in the valuation of loans, derivatives, and other financial contracts. Global capital markets are going to be required to move away from LIBOR and other interbank offered rates and toward rates that are more observable or transaction based and less susceptible to manipulation. Topic 848 provides optional expedients and exceptions, subject to meeting certain criteria, for applying current GAAP to contract modifications and hedging relationships, for contracts that reference LIBOR or another reference rate expected to be discontinued. Topic 848 is intended to help stakeholders during the global market-wide reference rate transition period. The amendments are effective as of March 12, 2020 through December 31, 2024 and can be adopted at an instrument level.

To facilitate an orderly transition from LIBOR and other benchmark rates to alternative reference rates, the Company has established a focus committee, which includes members of senior management, including the Chief Credit Officer and Chief Financial Officer, among others. The task of this committee is to identify, assess and monitor risks associated with the expected discontinuation or unavailability of benchmarks, including LIBOR, achieve operational readiness and engage impacted customers in connection with the transition to alternative reference rates. A complete inventory of instruments tied to LIBOR has been developed, and the focus committee is working through each of the instruments to determine ultimate resolution.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents as of April 1, 2021 the total consideration paid by the Company in connection with the Merger, the fair values of the assets acquired and liabilities assumed, and the resulting goodwill:

(Dollars in thousands)	As Recorded	Fair Value	As Recorded
	by Fauquier	Adjustment	by the Company
Assets:
Cash and cash equivalents	$153,282	$-	$153,282
Securities available for sale	93,133	-	93,133
Restricted securities	1,619	-	1,619
Loans, net	615,766	(13,123)	602,643
Premises and equipment	16,276	3,872	20,148
Other real estate owned	1,356	(745)	611
Bank-owned life insurance	13,677	-	13,677
Right-of-use assets	4,355	1,077	5,432
Core deposit intangible	-	9,660	9,660
Other assets	11,298	(1,009)	10,289
Total assets acquired	$910,762	$(268)	$910,494

Liabilities:
Deposits	$817,499	$191	$817,690
Short-term borrowings	12,582	473	13,055
Junior subordinated debt	4,124	(790)	3,334
Lease liability	4,440	352	4,792
Other liabilities	1,355	-	1,355
Total liabilities assumed	$840,000	$226	$840,226
Net assets acquired			$70,268
Total consideration paid			78,036
Goodwill resulting from merger			$7,768

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

No merger or merger-related expenses were incurred in 2022. Merger and merger-related expenses were $7.4 million ($5.5 million after taxes) for 2021. These costs included investment banker fees, expenses related to the integration of systems and operations, change of control payments, severance and stay-put bonuses and legal and consulting expenses, which have been expensed as incurred.

The following amounts were accreted to income during 2022: $2.3 million increase to interest income (accretable yield from purchased performing loans), and $46 thousand reduction to interest expense related to the time deposit fair value discount. During 2022, the Company incurred $1.7 million in amortization expense related to the core deposit intangible and $46 thousand in amortization expense related to the junior subordinated debt.

Note 3 – Securities

The amortized cost and fair values of securities available for sale as of December 31, 2022 and December 31, 2021 are as follows:

December 31, 2022	Amortized	Gross Unrealized	Gross Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Treasury securities	$245,583	$-	$(3,113)	$242,470
U.S. Government agencies	35,282	-	(6,528)	28,755
Mortgage-backed securities/CMOs	194,964	-	(27,888)	167,076
Corporate bonds	19,581	-	(852)	18,729
Municipal bonds	104,831	-	(23,675)	81,156
Total Securities Available for Sale	$600,241	$—	$(62,056)	$538,186

December 31, 2021	Amortized	Gross Unrealized	Gross Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Government agencies	$32,424	$24	$(867)	$31,581
Mortgage-backed securities/CMOs	172,975	248	(2,259)	170,964
Municipal bonds	101,136	1,162	(1,026)	101,272
Total Securities Available for Sale	$306,535	$1,434	$(4,152)	$303,817

All mortgage-backed securities included in the above tables were issued by U.S. government agencies and corporations. At December 31, 2022, the securities issued by political subdivisions or agencies were highly rated with 100% of the municipal bonds having A+ or higher ratings. Approximately 63% of the municipal bonds are general obligation bonds with issuers that are geographically diverse.

Marketable equity securities consist of nominal investments made by the Company in equity positions of various community banks and bank holding companies and are reported in other assets at fair value on the Consolidated Balance Sheets. Unrealized gains and losses are recorded in the Consolidated Statements of Income.

There were no unrestricted securities classified as held to maturity as of December 31, 2022 or December 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted securities are securities with limited marketability and consist of stock in the FRB, FHLB, CBBFC and an investment in an SBA loan fund. These restricted securities, totaling $5.1 million and $5.0 million as of December 31, 2022 and December 31, 2021, respectively, are carried at cost.

During the years ended December 31, 2022 and December 31, 2021, there were no sales of securities.

Securities pledged to secure deposits and for other purposes and to facilitate borrowing from the FRB, had carrying values of $5.1 million at December 31, 2022 and $12.7 million at December 31, 2021.

Year-end securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, were as follows:

December 31, 2022
(Dollars in thousands)	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury Securities	$242,470	$(3,113)	$-	$-	$242,470	$(3,113)
U.S. Government agencies	4,285	(620)	24,218	(5,908)	28,503	(6,528)
Mortgage-baked/CMOs	55,396	(6,010)	111,689	(21,878)	167,085	(27,888)
Corporate bonds	18,729	(852)	-	-	18,729	(852)
Municipal bonds	44,117	(8,001)	35,964	(15,674)	80,081	(23,675)
	$364,997	$(18,596)	$171,871	$(43,460)	$536,868	$(62,056)

December 31, 2021
(Dollars in thousands)	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$14,443	$(340)	$15,220	$(527)	$29,663	$(867)
Mortgage-backed/CMOs	131,876	(1,735)	15,192	(524)	147,068	(2,259)
Municipal bonds	40,352	(722)	10,409	(304)	50,761	(1,026)
	$186,671	$(2,797)	$40,821	$(1,355)	$227,492	$(4,152)

As of December 31, 2022, there were $536.9 million, or 291 issues, of individual securities in a loss position. These securities had an unrealized loss of $62.1 million and consisted of 14 Treasury securities, 19 Agency securities, 120 mortgage-backed/CMOs, 127 municipal bonds, and 11 corporate securities.

The Company’s securities portfolio is primarily made up of fixed rate bonds, whose prices move inversely with interest rates. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality and does not intend to sell or believe it will be required to sell any of the securities before recovery of the amortized cost basis. Accordingly, as of December 31, 2022, management believes the impairments detailed in the table above are temporary, and no impairment loss has been realized in the Company’s consolidated income statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of AFS debt securities at December 31, 2022 are presented below based upon contractual maturities, by major investment categories. Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

(Dollars in thousands)	Amortized Cost	Fair Value
U.S. Treasury securities
One year or less	$192,843	$191,180
After one year to five years	52,740	51,290
	$245,583	$242,470
U.S. Government agencies
After one to five years	$900	$808
After five years to ten years	30,382	25,060
Ten years or more	4,000	2,887
	$35,282	$28,755
Mortgage-backed securities/CMOs
One year or less	$1,515	$1,485
After one year to five years	$9,553	$8,987
After five years to ten years	3,096	2,779
Ten years or more	180,800	153,825
	$194,964	$167,076
Corporate bonds
After one year to five years	$17,682	$16,933
After five years to ten years	1,899	1,796
	$19,581	$18,729
Municipal bonds
After one year to five years	$2,472	$2,367
After five years to ten years	17,665	16,151
Ten years or more	84,694	62,638
	$104,831	$81,156

Total Debt Securities Available for Sale	$600,241	$538,186

Note 4 – Loans

The composition of the loan portfolio by major loan classification appears below. Note that all loan balances are presented net of credit and other fair value discounts, when applicable.

(Dollars in thousands)	December 31,	December 31,
	2022	2021
Commercial	$71,139	$96,696
Real estate construction and land	37,541	79,331
1-4 family residential mortgages	323,185	358,148
Commercial mortgages	459,125	473,632
Consumer	45,425	53,404
Total loans	$936,415	$1,061,211
Less: Allowance for loan losses	(5,552)	(5,984)
Net loans	$930,863	$1,055,227

The balances in the table above include unamortized premiums and net deferred loan costs and fees. Unamortized premiums on loans purchased were $1.4 million and $1.1 million as of December 31, 2022 and December 31, 2021, respectively. Net deferred loan fees totaled $755 thousand and $865 thousand as of December 31, 2022 and December 31, 2021, respectively.

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

1-4 family residential mortgages include consumer purpose 1-4 family residential properties and home equity loans, as well as investor-owned residential real estate. The Company typically originates residential mortgages with the intention of retaining in its portfolio adjustable-rate mortgages and shorter-term, fixed-rate loans. Currently, the Company only originates investor-owned residential mortgage loans.

In addition, residential mortgages includes packages of 1-4 family residential mortgages that have been purchased, with each purchased loan individually underwritten by the Company prior to the closing of the sale. The balance in these purchased loan packages totaled approximately $8.3 million and $10.6 million as of December 31, 2022 and December 31, 2021, respectively.

Commercial mortgages are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.

Consumer loans are generally small loans spread across many borrowers and are underwritten after determining the ability of the consumer borrower to repay their obligations as agreed. Consumer loans may be secured or unsecured and are comprised of revolving lines, installment loans and other consumer loans. Included in consumer loans are private student loan packages that were purchased beginning in 2015. As of December 31, 2022, the balance in these purchased student loan packages totaled approximately $25.2 million compared to $30.7 million at December 31, 2021. Deposit account overdrafts are included in the consumer loan balances and totaled $180 thousand and $205 thousand at December 31, 2022 and December 31, 2021, respectively.

Acquired Loans. Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting. The table above includes a net fair value mark of $11.2 million and $12.2 million on the purchased impaired loans and $4.7 million and $6.2 million on the purchased performing loans as of December 31, 2022 and December 31, 2021, respectively, on the Acquired Loans. See Note 2 – Business Combinations for more information on fair value of loan balances acquired in the Merger.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The outstanding principal balance and the carrying amount at December 31, 2022 and 2021 on these Acquired Loans were as follows:

(Dollars in thousands)	December 31, 2022
	Acquired Loans - Purchased Credit Impaired	Acquired Loans - Purchased Performing	Acquired Loans - Total
Outstanding principal balance	$43,250	$290,604	$333,854
Carrying amount:
Commercial	$630	$12,606	$13,236
Real estate construction and land	1,461	8,530	9,991
1-4 family residential mortgages	9,076	164,280	173,356
Commercial mortgages	20,828	99,206	120,034
Consumer	72	1,277	1,349
Total acquired loans	$32,067	$285,899	$317,966

(Dollars in thousands)	December 31, 2021
	Acquired Loans - Purchased Credit Impaired	Acquired Loans - Purchased Performing	Acquired Loans - Total
Outstanding principal balance	$76,608	$372,172	$448,780
Carrying amount:
Commercial	$994	$28,065	$29,059
Real estate construction and land	18,576	14,297	32,873
1-4 family residential mortgages	16,020	194,708	210,728
Commercial mortgages	28,675	126,638	155,313
Consumer	118	2,224	2,342
Total acquired loans	$64,383	$365,932	$430,315

The following table presents a summary of the changes in the accretable yield of loans classified as purchased credit impaired:

(Dollars in thousands)	Twelve Months Ended
December 31, 2022
Accretable yield, beginning of period	$13,742
Additions	—
Accretion	(3,393)
Reclassification from nonaccretable difference	9,022
Other changes, net	(3,503)
Accretable yield, end of period	$15,868

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

Related party loans. In the ordinary course of business, the Company has granted loans to certain directors, principal officers and their affiliates (collectively referred to as “related party loans”). Activity in related party loans during 2022 and 2021 is presented in the following table.

(Dollars in thousands)	2022	2021
Balance outstanding at beginning of year	$16,592	$19,070
Principal additions	613	4,527
Principal reductions	(1,672)	(7,005)
Balance outstanding at end of year	$15,533	$16,592

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

Non-accrual loans are shown below by class:

(Dollars in thousands)	December 31, 2022	December 31, 2021
1-4 family residential mortgages	$673	$495
Total nonaccrual loans	$673	$495

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables show the aging of past due loans as of December 31, 2022 and December 31, 2021.

Past Due Aging as of December 31, 2022	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	PCI	Current	Total Loans	90 Days Past Due and Accruing
(Dollars in thousands)
Commercial	$-	$24	$-	$24	$630	$70,485	$71,139	$-
Real estate construction and land	287	-	75	362	1,461	35,718	37,541	-
1-4 family residential mortgages	1,176	191	598	1,965	9,076	312,144	323,185	-
Commercial mortgages	330	-	646	976	20,828	437,321	459,125	646
Consumer loans	315	41	59	415	72	44,938	45,425	59
Total Loans	$2,108	$256	$1,378	$3,742	$32,067	$900,606	$936,415	$705

Past Due Aging as of December 31, 2021	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	PCI	Current	Total Loans	90 Days Past Due and Accruing
(Dollars in thousands)
Commercial	$385	$355	$718	$1,458	$994	$94,244	$96,696	$718
Real estate construction and land	873	1,283	-	2,156	18,576	58,599	79,331	-
1-4 family residential mortgages	1,508	100	495	2,103	16,020	340,025	358,148	-
Commercial mortgages	-	-	-	-	28,675	444,957	473,632	-
Consumer loans	345	196	83	624	118	52,662	53,404	83
Total Loans	$3,111	$1,934	$1,296	$6,341	$64,383	$990,487	$1,061,211	$801

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

The following tables provide a breakdown by class of the loans classified as impaired loans as of December 31, 2022 and December 31, 2021. These loans are reported at their recorded investment, which is the carrying amount of the loan as reflected on the Company’s balance sheet, net of charge-offs and other amounts applied to reduce the net book balance. Average recorded investment in impaired loans is computed using an average of month-end balances for these loans for the twelve months ended December 31, 2022 and December 31, 2021. Interest income recognized is for the years ended December 31, 2022 and December 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)
December 31, 2022	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
1-4 family residential mortgages	$583	$615	$-	$625	$32
Total impaired loans without a valuation allowance	583	615	-	625	32

Impaired loans with a valuation allowance:
Consumer	700	700	23	784	49
Total impaired loans with a valuation allowance	700	700	23	784	49
Total impaired loans	$1,283	$1,315	$23	$1,409	$81

(Dollars in thousands)
December 31, 2021
Impaired loans without a valuation allowance:
Real estate construction and land	$-	$37	$-	$2	$-
1-4 family residential mortgages	594	600	-	269	24
Total impaired loans without a valuation allowance	594	637	-	271	24

Impaired loans with a valuation allowance:
Consumer	935	935	6	974	54
Total impaired loans with a valuation allowance	935	935	6	974	54
Total impaired loans	$1,529	$1,572	$6	$1,245	$78

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

Based on regulatory guidance on Student Lending, the Company classified 46 of its student loans purchased as TDRs for a total of $700 thousand as of December 31, 2022. The Company classified 58 of its student loans purchased as TDRs for a total of $935 thousand as of December 31, 2021. These borrowers, who should have been in repayment, requested and were granted payment extensions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered restructurings. Student loan borrowers are allowed in-school deferments, plus an automatic six month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance. Initially, all student loans were fully insured by a surety bond, and the Company did not expect to experience a loss on these loans. Based on the termination of the surety bond on July 27, 2018 due to the insolvency of the insurer, management has evaluated these loans individually for impairment and included any potential loss in the allowance for loan losses; interest continues to accrue on these TDRs during any deferment and forbearance periods.

The following provides a summary, by class, of modified loans that continue to accrue interest under the terms of the restructuring agreement, which are considered to be performing, and modified loans that have been placed in non-accrual status, which are considered to be nonperforming.

Troubled debt restructurings	December 31, 2022		December 31, 2021
(Dollars in thousands)	No. of Loans	Recorded Investment	No. of Loans	Recorded Investment
Performing TDRs
1-4 family residential mortgages	1	$88	1	$99
Consumer	46	700	58	935
Total performing TDRs	47	$788	59	$1,034

Nonperforming TDRs
1-4 family residential mortgages	1	$495	1	$495
Total nonperforming TDRs	1	$495	1	$495
Total TDRs	48	$1,283	60	$1,529

A summary of loans shown above that were modified as TDRs during the years ended December 31, 2022 and December 31, 2021 is shown below by class. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported. The Post-Modification Recorded Balance reflects any interest or fees from the original loan which may have been added to the principal balance on the new note as a condition of the TDR. Additionally, the Post-Modification Recorded Balance is reported below at the period end balances, inclusive of all partial principal pay downs and principal charge-offs since the modification date.

	During year ended			During year ended
(Dollars in thousands)	December 31, 2022			December 31, 2021
	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance
Consumer loans	-	$—	$—	12	$145	$145
Total loans modified during the period	-	$—	$—	12	$145	$145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2022, there no loans modified as TDRs that subsequently defaulted which had been modified as TDRs during the twelve months prior to default. There were five loans modified as a TDR that subsequently defaulted during the year ended December 31, 2021 and were modified as a TDR during the twelve months prior to default. These student loans had balances of $56 thousand prior to being charged off.

There were no loans secured by 1-4 family residential property that were in the process of foreclosure at either December 31, 2022 or December 31, 2021.
Note 5 – Allowance for Loan Losses

A summary of the transactions in the allowance for loan losses for the years ended December 31, 2022 and 2021 appears below:

(Dollars in thousands)	2022	2021
Balance, beginning of period	$5,984	$5,455
Loans charged off	(1,255)	(835)
Recoveries	717	350
Net charge-offs	(538)	(485)
Provision for loan losses	106	1,014
Balance, December 31	$5,552	$5,984

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following represents the loan portfolio designated by the internal risk ratings assigned to each credit at December 31, 2022 and 2021. There were no loans rated “Doubtful” as of either period.

December 31, 2022	Excellent	Good	Pass	Watch	Special Mention	Sub- standard	TOTAL
(Dollars in thousands)
Commercial	$30,121	$16,058	$22,853	$992	$122	$993	$71,139
Real estate construction and land	-	-	35,258	342	532	1,409	37,541
1-4 family residential mortgages	-	-	308,041	7,935	5,431	1,778	323,185
Commercial mortgages	-	-	408,513	34,828	3,872	11,912	459,125
Consumer	461	17,544	26,326	977	22	95	45,425
Total Loans	$30,582	$33,602	$800,991	$45,074	$9,979	$16,187	$936,415

December 31, 2021	Excellent	Good	Pass	Watch	Special Mention	Sub- standard	TOTAL
(Dollars in thousands)
Commercial	$45,862	$13,920	$32,460	$732	$1,645	$2,077	$96,696
Real estate construction and land	-	-	51,098	7360	2,849	18,024	79,331
1-4 family residential mortgages	-	2,030	334,300	5,013	1,520	15,285	358,148
Commercial mortgages	-	-	382,108	61,563	8,530	21,431	473,632
Consumer	524	18,535	32,821	1,225	179	120	53,404
Total Loans	$46,386	$34,485	$832,787	$75,893	$14,723	$56,937	$1,061,211

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impaired loans are individually evaluated and, if deemed appropriate, a specific allocation is made for these loans. In reviewing the loans classified as impaired totaling $1.3 million at December 31, 2022, there was $23 thousand in valuation allowance on these loans after consideration was given for each borrowing as to the fair value of the collateral on the loan or the present value of expected future cash flows from the customer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Loan Losses Rollforward by Portfolio Segment

As of and for the year ended December 31, 2022

(Dollars in thousands)	Commercial Loans	Real Estate Construction and Land	Real Estate Mortgages	Consumer Loans	Total
Allowance for Loan Losses:
Balance as of beginning of year	$252	$399	$4,478	$855	$5,984
Charge-offs	(600)	-	-	(655)	(1,255)
Recoveries	519	9	11	178	717
Provision for (recovery of) loan losses	23	(187)	(51)	321	106
Ending Balance	$194	$221	$4,438	$699	$5,552

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$23	$23
Collectively evaluated for impairment	194	221	4,438	676	5,529
Acquired loans - purchased credit impaired	-	-	-	-	-

Loans:
Individually evaluated for impairment	$-	$-	$583	$700	$1,283
Collectively evaluated for impairment	70,509	36,080	751,823	44,653	903,065
Acquired loans - purchased credit impaired	630	1,461	29,904	72	32,067
Ending Balance	$71,139	$37,541	$782,310	$45,425	$936,415

As of and for the year ended December 31, 2021

(Dollars in thousands)	Commercial Loans	Real Estate Construction and Land	Real Estate Mortgages	Consumer Loans	Total
Allowance for Loan Losses:
Balance as of beginning of year	$209	$160	$3,897	$1,189	$5,455
Charge-offs	(147)	-	-	(688)	(835)
Recoveries	191	12	6	141	350
Provision for (recovery of) loan losses	(1)	227	575	213	1,014
Ending Balance	$252	$399	$4,478	$855	$5,984

Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$6	$6
Collectively evaluated for impairment	252	399	4,478	849	5,978
Acquired loans - purchased credit impaired	-	-	-	-	-

Loans:
Individually evaluated for impairment	$-	$-	$594	$935	$1,529
Collectively evaluated for impairment	95,702	60,755	786,491	52,351	995,299
Acquired loans - purchased credit impaired	994	18,576	44,695	118	64,383
Ending Balance	$96,696	$79,331	$831,780	$53,404	$1,061,211

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Premises and Equipment

Premises and equipment are summarized as follows:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Leasehold improvements	$15,558	$15,455
Building and land	14,428	20,775
Construction and fixed assets in progress	131	49
Furniture and equipment	7,985	7,866
Computer software	2,967	2,936
	$41,069	$47,081
Less: accumulated depreciation and amortization	23,261	21,988
	$17,808	$25,093

Depreciation and amortization on these premises and equipment totaled $1.6 million and $1.6 million for the years ended December 31, 2022 and December 31, 2021, respectively.

Note 7 – Leases

At December 31, 2022, the Company had leased certain of its banking and operations offices, or the land on which such offices were built, under operating lease agreements on terms ranging from 1 to 20 years, most with renewal options. Each of the Company’s long-term lease agreements are classified as operating leases. Certain of these leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably assured of being exercised. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations. Refer to Note 14 – Related Party Transactions for information regarding leasing transactions with related parties.

The following tables present information about the Company’s leases:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Lease liability	$6,173	$7,108
Right-of-use asset	$6,536	$7,583
Weighted average remaining lease term	5.77 years	6.02 years
Weighted average discount rate	1.96%	1.97%

(Dollars in thousands)	2022	2021
Operating lease expense	$1,768	$1,491
Short-term lease expense	592	234
Total lease expense	$2,360	$1,725
Cash paid for amounts included in lease liabilities	$1,534	$1,390

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

(Dollars in thousands)	December 31, 2022
Twelve months ending December 31, 2023	$1,567
Twelve months ending December 31, 2024	1,296
Twelve months ending December 31, 2025	1,091
Twelve months ending December 31, 2026	748
Twelve months ending December 31, 2027	650
Thereafter	1,141
Total undiscounted cash flows	$6,493
Less: Discount	(320)
Lease liability	$6,173

Note 8 – Goodwill and Other Intangible Assets

The carrying amount of goodwill was $7.8 million and $8.1 million at December 31, 2022 and December 31, 2021, respectively. The following table presents the changes in goodwill during the twelve months ended December 31, 2022. There were no changes in the recorded balance of goodwill during the twelve months ended December 31, 2021:

(Dollars in thousands)	Sturman Wealth Advisors	Fauquier	Total
Balance as of January 1, 2022	$372	$7,768	$8,140
Sale of Sturman Wealth Advisors	(372)	-	(372)
Balance at December 31, 2022	$-	$7,768	$7,768

The Company had $6.6 million and $8.5 million of other intangible assets as of December 31, 2022 and December 31, 2021, respectively. Other intangible assets were recognized in connection with (i) the book of business, including interest in the client relationships of an officer, acquired by VNB Wealth in 2016, referred to as Sturman Wealth Advisors, and (ii) the core deposits acquired from Fauquier in 2021. Refer to Note 21 - Sale of Sturman Wealth Advisors for more information regarding the sale of such segment and the elimination of goodwill and other intangible assets related to such business during December 2022.

The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets:

(Dollars in thousands)	December 31, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible	$9,660	$(3,074)	$9,660	$(1,389)
Customer relationships intangible	-	-	773	(499)
Total	$9,660	$(3,074)	$10,433	$(1,888)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized $1.7 million and $1.5 million during the years ending December 31, 2022 and 2021, respectively, in amortization expense from these identified intangible assets with a finite life. Estimated future amortization expense by year as of December 31, 2022 is as follows:

Core
Deposit
(Dollars in thousands)	Intangible
2023	1,493
2024	1,301
2025	1,110
2026	918
2027	726
Thereafter	1,038
Total	$6,586

Note 9 – Deposits

At December 31, 2022, the scheduled maturities of time deposits are as follows:

(Dollars in thousands)
2023	$91,799
2024	15,705
2025	3,857
2026	2,336
2027	1,409
$115,106

The aggregate amount of time deposits with a minimum balance of $250 thousand was $28.9 million at December 31, 2022 and $45.3 million at December 31, 2021.

Included in the time deposits reported above are Certificate of Deposit Account Registry Service CDs, whereby depositors can obtain FDIC deposit insurance on account balances of up to $50 million. CDARSTM deposits totaled $4.0 million as of December 31, 2022 and $6.1 million as of December 31, 2021, all of which were reciprocal balances for the Bank’s customers. In May 2018, the EGRRCPA was enacted, which excluded reciprocal CDARS™ deposits for certain banks from brokered deposit treatment up to the lesser of $5 billion or 20% of a bank’s total liabilities. Therefore, the Company’s CDARS™ reciprocal deposits as of December 31, 2022 and December 31, 2021 were not treated as brokered deposits.

The Company implemented an Insured Cash Sweep® product during 2018. At December 31, 2022, ICS® balances, included in demand deposit and money market account balances, were $42.0 million and $92.6 million, respectively. At December 31, 2021, ICS® balances, included in demand deposit and money market account balances, were $39.2 million and $225.9 million, respectively. Such balances were not treated as brokered deposits.

The Company had no deposits to report as brokered deposits as of December 31, 2022 or December 31, 2021.

Deposit account overdrafts reported as loans totaled $180 thousand and $205 thousand at December 31, 2022 and December 31, 2021, respectively.

The Company has entered into deposit transactions with certain directors, principal officers and their affiliates (collectively referred to as “related party deposits”), all of which are under the same terms as other customers. The aggregate amount of these related party deposits was $6.5 million and $9.1 million as of December 31, 2022 and December 31, 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

Each FHLB credit program has its own interest rate, which may be fixed or variable, and carries a range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. The Company has pledged commercial real estate loans as collateral for FHLB borrowings. The Company had no outstanding FHLB advances as of December 31, 2022 or December 31, 2021. As of December 31, 2022, the Company had a letter of credit for $30.0 million issued in favor of the Commonwealth of Virginia Department of the Treasury to secure public fund depository accounts. This letter of credit is secured by commercial mortgages.

In addition to access to short-term borrowings from FHLB, the Company uses federal funds purchased for short-term borrowing needs. Available borrowing arrangements maintained by the Bank include formal federal funds lines with six major correspondent banks. There were no borrowings against the lines at December 31, 2022 or December 31, 2021.

The Company’s unused lines of credit for future borrowings total approximately $156.1 million at December 31, 2022, which consists of $39.1 million available from the FHLB and $117.0 million from third-party financial institutions. Additional loans and securities are available that can be pledged as collateral for future borrowings from the FRB or the FHLB above the current lendable collateral value.

Information related to borrowings as of December 31, 2022 and 2021 is as follows:

(Dollars in thousands)	2022	2021
FHLB advances	$-	$-
Total borrowings	$-	$-

Maximum amount at any month-end during the year	$-	$42,575
Annual average balance outstanding	$-	$23,385
Annual average interest rate paid	0.00%	0.83%
Annual interest rate at end of period	0.00%	0.00%

Note 11 – Income Taxes

The Company files tax returns in the U.S. federal jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal tax examinations by tax authorities for years prior to 2019.

The Commonwealth of Virginia assesses a Bank Franchise Tax on banks instead of a state income tax. The Bank Franchise Tax expense is reported in noninterest expense, and the calculation of that tax is unrelated to taxable income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net deferred tax assets consist of the following components as of year-end:

(Dollars in thousands)	2022	2021
Deferred tax assets:
Allowance for loan losses	$1,166	$1,257
Acquisition accounting	3,362	3,921
Fixed assets	547	-
Other real estate owned	-	156
Investments in pass-throughs	221	44
Federal net operating loss carryforwards	224	468
Nonaccrual loan interest	22	55
Stock option/grant expense	86	51
Home equity closing costs	70	48
Deferred compensation expense	3	70
Deferred loan fees	159	182
Securities available for sale unrealized loss	12,925	588
Total deferred tax assets	$18,785	$6,840
Deferred tax liabilities:
Goodwill and other intangible assets	1,245	1,683
Depreciation	-	217
Trust preferred	149	-
Right of use asset	76	100
Total deferred tax liabilities	1,470	2,000
Net deferred tax assets	$17,315	$4,840

The provision for income taxes charged to operations for years ended December 31, 2022 and December 31, 2021 consists of the following:

(Dollars in thousands)	2022	2021
Current tax expense	$5,246	$1,144
Deferred tax expense (benefit)	(138)	702
Provision for income taxes	$5,108	$1,846

The Company’s income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2022 and December 31, 2021 due to the following:

(Dollars in thousands)	2022	2021
Federal statutory rate	21%	21%
Computed statutory tax expense	$5,995	$2,502
Increase (decrease) in tax resulting from:
Tax-exempt interest income	(255)	(199)
Tax-exempt income from BOLI	(202)	(149)
Stock option/stock grant expense	14	9
Merger expenses	-	118
Investment in qualified housing projects	(458)	(450)
Other expenses	14	15
Provision for income taxes	$5,108	$1,846

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Commitments and Contingent Liabilities

In the normal course of business, there are various outstanding commitments and contingent liabilities, which are not reflected in the accompanying consolidated financial statements. The Company does not anticipate any material loss as a result of these transactions.

The Bank is typically required to maintain cash reserve balances on hand or with the Federal Reserve Bank (FRB). At December 31, 2022 and December 31, 2021, there was no minimum reserve requirement as a result of a rule adopted by the FRB in March 2020 eliminating the reserve requirement.

Note 13 – Financial Instruments with Off-Balance Sheet Risk and Credit Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit, such as unfunded lines of credit and standby letters of credit. The Company also treats authorization limits for originating ACH transactions as commitments. In addition to the amounts shown below, the Company has extended commitment letters at December 31, 2022 in the amount of $18.1 million to various borrowers. At December 31, 2021, commitment letters totaled $18.7 million. Commitment letters are done in the normal course of business and typically expire after 120 days. All of these off-balance-sheet instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet, although material losses are not anticipated. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The totals for financial instruments whose contract amount represents credit risk are shown below:

	Notional Amount
(Dollars in thousands)	December 31, 2022	December 31, 2021
Unfunded lines-of-credit	$133,126	$154,471
ACH	42,021	43,288
Letters of credit	9,053	11,200
Total	$184,200	$208,959

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

The Company has approximately $20.7 million in deposits in other financial institutions in excess of amounts insured by the FDIC at December 31, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Related Party Transactions

From time to time, the Company and its subsidiaries have business dealings with companies owned by directors and beneficial shareholders of the Company. Payments made to these companies that exceeded the disclosure threshold of $120 thousand in 2022 are reported below.

In 2022 and 2021, leasing/rental expenditures of $528 thousand and $520 thousand respectively, (including reimbursements for taxes, insurance, and other expenses) were paid to an entity indirectly owned by a director of the Company.

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

The Bank’s capital ratios remained well above the levels designated by bank regulators as “well capitalized” at December 31, 2022 and 2021. There are no conditions or events since that management believes have changed the institution’s category.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Bank calculates its regulatory capital under the Basel III regulatory capital framework. The table below summarizes the Bank’s regulatory capital and related ratios for the periods presented:

December 31, 2022					Minimum
(Dollars in thousands)					To Be Well Capitalized
			Minimum Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk Weighted Assets)
Bank	$174,151	17.38%	$80,148	8.00%	$100,184	10.00%

Common Equity Tier 1 Capital
(To Risk Weighted Assets)
Bank	$168,539	16.82%	$45,083	4.50%	$65,120	6.50%

Tier 1 Capital
(To Risk Weighted Assets)
Bank	$168,539	16.82%	$60,111	6.00%	$80,148	8.00%

Tier 1 Capital
(To Average Assets)
Bank	$168,539	9.62%	$70,078	4.00%	$87,598	5.00%

December 31, 2021					Minimum
(Dollars in thousands)					To Be Well Capitalized
			Minimum Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk Weighted Assets)
Bank	$155,092	14.72%	$84,312	8.00%	$105,390	10.00%

Common Equity Tier 1 Capital
(To Risk Weighted Assets)
Bank	$149,078	14.15%	$47,425	4.50%	$68,503	6.50%

Tier 1 Capital
(To Risk Weighted Assets)
Bank	$149,078	14.15%	$63,234	6.00%	$84,312	8.00%

Tier 1 Capital
(To Average Assets)
Bank	$149,078	7.69%	$77,549	4.00%	$96,936	5.00%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2022, the maximum amount of retained earnings available to the Bank for cash dividends to the Company was $26.0 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest rate swaps are classified as Level 2. Additional information on interest rate swaps is presented in Note 23 – Derivative Instruments and Hedging Activities.

The following tables present the balances measured at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2022 Using:
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$242,470	$-	$242,470	$-
U.S. Government agencies	28,755	-	28,755	-
Mortgage-backed securities/CMOs	167,076	-	167,076	-
Corporate bonds	18,729	-	18,729	-
Municipal bonds	81,156	-	81,156	-
Total securities available for sale	$538,186	$-	$538,186	$-

Interest rate swaps	506	-	506	-
Total assets at fair value	$538,692	$-	$538,692	$-

		Fair Value Measurements at December 31, 2021 Using:
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$31,581	$-	$31,581	$-
Mortgage-backed securities/CMOs	170,964	-	170,964	-
Municipal bonds	101,272	-	101,272	-
Total securities available for sale	$303,817	$-	$303,817	$-

Liabilities:
Interest rate swaps	$641	-	$641	-
Total liabilities at fair value	$641	$-	$641	$-

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or writedowns of individual assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the consolidated financial statements:

Other real estate owned

Other real estate owned is measured at fair value less costs to sell, based on an existing contract (Level 3). OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the Allowance for Loan Losses. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the Consolidated Statements of Income. The Company had no OREO as of December 31, 2022 and had one property valued at $611 thousand as of December 31, 2021.

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

Impaired loans that are measured based on expected future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest are not recorded at fair value and are therefore excluded from fair value disclosure requirements.

The value of business equipment is based upon an outside appraisal if deemed significant (Level 2) or the net book value on the applicable business’ financial statements if not considered significant (Level 3). Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3).

Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses in the Consolidated Statements of Income. The Company had $1.3 million and $1.5 million in impaired loans as of December 31, 2022 and December 31, 2021, respectively. All impaired loans were measured based on expected cash flows discounted at the loan’s effective interest rate, or fair value of collateral, as noted above.

There were no assets to report that were measured at fair value on a nonrecurring basis as of December 31, 2022. OREO of $611 thousand was reported as of December 31, 2021 and measured on a nonrecurring basis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

		Fair Value Measurements at December 31, 2022 Using:
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$40,136	$40,136	$-	$-	$40,136
Available for sale securities	538,186	-	538,186	-	538,186
Restricted securities	5,137	-	5,137	-	5,137
Loans, net	930,863	-	-	890,929	890,929
Assets held for sale	965	-	965	-	965
Bank owned life insurance	38,552	-	38,552	-	38,552
Accrued interest receivable	4,879	-	2,265	2,614	4,879
Interest rate swap	506	-	506	-	506

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$1,363,232	$-	$1,363,232	$-	$1,363,232
Certificates of deposit	115,106	-	109,260	-	109,260
Junior subordinated debt	3,413	-	3,413	-	3,413
Accrued interest payable	157	-	157	-	157

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements at December 31, 2021 Using:
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$508,840	$508,840	$-	$-	$508,840
Available for sale securities	303,817	-	303,817	-	303,817
Restricted securities	4,950	-	4,950	-	4,950
Loans, net	1,055,227	-	-	1,059,650	1,059,650
Bank owned life insurance	31,234	-	31,234	-	31,234
Accrued interest receivable	3,778	-	1,252	2,526	3,778

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$1,634,125	$-	$1,634,125	$-	$1,634,125
Certificates of deposit	162,045	-	161,850	-	161,850
Junior subordinated debt	3,367	-	3,367	-	3,367
Accrued interest payable	174	-	174	-	174
Interest rate swaps	641	-	641	-	641

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

The Company contributed $673 thousand and $665 thousand to the 401(k) plan in 2022 and 2021, respectively. These expenses represent the matching contribution by the Company.

The Company, as a result of the Merger, provides a post-retirement benefit for one retired employee. The liability associated with this benefit of $155 thousand as of December 31, 2022 is included in Accrued interest payable and other liabilities on the Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 – Stock Incentive Plans

At the Annual Shareholders Meeting on June 23, 2022, shareholders approved the Virginia National Bankshares Corporation 2022 Stock Incentive Plan. The 2022 Plan made available up to 150,000 shares of the Company’s common stock to be issued to plan participants. The 2014 Plan made available up to 275,625 shares of the Company’s common stock, as adjusted by prior issued stock dividends, to be issued to plan participants. The 2022 Plan and the 2014 Plan provide for granting of both incentive and nonqualified stock options, as well as restricted stock, unrestricted stock and other stock based awards. No new grants can be issued under the 2005 Plan as this plan has expired.

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

A summary of the shares issued and available under each of the Plans is shown below as of December 31, 2022. Share data and exercise price range per share have been adjusted to reflect prior stock dividends. Although the 2005 Plan has expired and no new grants will be issued under this plan, there were shares issued before the plan expired which are still outstanding as shown below.

	2022 Plan	2014 Plan	2005 Plan
Aggregate shares issuable	150,000	275,625	253,575
Options issued, net of forfeited and expired options	-	(170,106)	(59,870)
Unrestricted stock issued	-	(11,635)	-
Restricted stock grants issued	-	(75,853)	-
Cancelled due to Plan expiration	-	-	(193,705)
Remaining available for grant	150,000	18,031	-

Stock grants issued and outstanding:
Total vested and unvested shares	-	87,488	-
Fully vested shares	-	35,824	-

Option grants issued and outstanding:
Total vested and unvested shares	-	166,901	1,379
Fully vested shares	-	91,148	1,379

Exercise price range	-	$23.75 to $42.62	$13.69

The Company accounts for all of its stock incentive plans under recognition and measurement accounting principles which require that the compensation cost relating to stock-based payment transactions be recognized in the financial statements. Stock-based compensation arrangements for 2022 and prior years include stock options, unrestricted stock and restricted stock. All stock-based payments to employees are required to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

Changes in the stock options outstanding related to all of the Plans are summarized below.

	December 31, 2022
(Dollars in thousands except weighted average data)	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2022	169,280	$33.89	$962
Issued	-	-
Exercised	(1,000)	(23.75)
Expired	-	-
Outstanding at December 31, 2022	168,280	$33.95	$830
Options exercisable at December 31, 2022	92,527	$36.20	$340

For the 1,000 options exercised during the year ended December 31, 2022, there was no intrinsic value for options exercised.

For the years ended December 31, 2022 and 2021, the Company recognized $167 thousand and $145 thousand, respectively, in compensation expense for stock options. As of December 31, 2022, there was $262 thousand in unrecognized compensation expense for stock options remaining to be recognized in future reporting periods through 2026. The fair value of any option grant is estimated at the grant date using the Black-Scholes pricing model.

There were no stock option grants issued during the year ended December 31, 2022. There were stock option grants of 23,600 shares issued during the year ended December 31, 2021, and the fair value on each option granted was estimated based on the assumptions noted in the following table:

For the year ended
December 31, 2021
Expected volatility[1]	25.16%
Expected dividends[2]	3.00%
Expected term (in years)[3]	5.5 - 6.3
Risk-free rate[4]	1.19%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary information pertaining to options outstanding at December 31, 2022, as adjusted for Stock Dividends, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$13.69 to $20.00	1,379	0.1 Years	$13.69	1,379	$13.69
$20.01 to $30.00	65,000	7.5 Years	24.65	25,400	24.67
$30.01 to $40.00	44,420	7.6 Years	36.97	19,772	37.65
$40.01 to $42.62	57,481	5.4 Years	42.62	45,977	42.62
Total	168,280	6.8 Years	$33.95	92,528	$36.20

Stock Grants

Restricted stock grants – During 2022, 28,536 shares of restricted stock were granted to employees and non-employee directors, vesting over a four- or five-year period. During 2021, 21,749 shares of restricted stock were granted. In 2022 and 2021, restricted stock grants resulted in an associated expense of $520 thousand and $376 thousand, respectively. As of December 31, 2022, there was $1.3 million in unrecognized compensation expense for restricted stock grants remaining to be recognized in future reporting periods through 2027.

	December 31, 2022
(Dollars in thousands except weighted average data)	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2022	37,011	$28.96	$1,367
Issued	28,536	34.70	1,046
Vested	(13,283)	29.07	(498)
Forfeited	(600)	33.74	(22)
Nonvested at December 31, 2022	51,664	$32.05	$1,894

The weighted average period over which nonvested restricted stock grants are expected to be recognized is 1.7 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Net Income per Share

The table below shows the weighted average number of shares used in computing net income per common share and the effect on the weighted average number of shares of potential dilutive common stock for the years ended December 31, 2022 and 2021. Potential dilutive common stock equivalents have no effect on net income available to the Company’s shareholders. Diluted net income per share is computed based on the weighted average number of shares of common stock equivalents outstanding, to the extent dilutive. The Company’s common stock equivalents relate to outstanding common stock options.

Nonvested restricted stock is included in the calculation of basic and diluted net income per share. The weighted average shares below as of December 31, 2022 and December 31, 2021 include 51,664 and 37,011 shares, respectively, of such restricted stock that have not yet vested. The recipients of nonvested restricted shares have full voting and dividend rights.

(Dollars in thousands)	Net Income	Weighted Average Shares	Per Share Amount
December 31, 2022
Basic net income per share	$23,438	5,324,740	$4.40
Effect of dilutive stock options	-	26,618	(0.02)
Diluted net income per share	$23,438	5,351,358	$4.38

December 31, 2021
Basic net income per share	$10,071	4,668,761	$2.16
Effect of dilutive stock options	-	26,644	(0.02)
Diluted net income per share	$10,071	4,695,405	$2.14

In 2022 and 2021, stock options representing 101,901 average shares were not included in the calculation of net income per share, as their effect would have been antidilutive.

Note 21 – Sale of Sturman Wealth Advisors Segment

Effective December 19, 2022, the Bank closed on the sale of the Sturman Wealth Advisors line of business to the individual running that business ("Buyer") pursuant to an asset purchase agreement for $1.0 million. The purchase agreement entitles Buyer to the future revenue for investment management, advisory, brokerage, and related services performed for the purchased relationships. In connection with this transaction, the Buyer signed a promissory note with the Bank as the creditor in the amount of $990 thousand, payable at a market rate of interest over a 7-year period. Goodwill of $372 thousand and unamortized intangible assets of $212 thousand related to the Sturman Wealth line of business were eliminated from the Consolidated Balance Sheet of the Company in December 2022, with a net gain of $404 thousand recognized in the Consolidated Statements of Income for the year ended December 31, 2022. The sale of this business line did not meet the requirements for classification of discontinued operations, as the sale did not represent a strategic shift in the Company's operations or plans and will not have a major effect on the Company's future operations or financial results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 - Junior Subordinated Debt

On September 21, 2006, Fauquier’s wholly owned Connecticut statutory business trust, Fauquier Statutory Trust II, privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Fauquier’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. The interest rate on the capital security resets every three months at 1.70% above the then current three-month LIBOR. Interest is paid quarterly.

Total capital securities at December 31, 2022 and 2021 were $3.4 million, as adjusted to fair value as of the date of the Merger. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

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

Cash flow hedges. The Company designates interest rate swaps as cash flow hedges when they are used to manage exposure to variability in cash flows on variable rate borrowings such as the Company’s junior subordinated debt. These interest rate swaps are derivative financial instruments that manage the risk of variability in cash flows by exchanging variable-rate interest payments on a notional amount of the Company’s borrowings for fixed-rate interest payments. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable-rate interest payments, and the Company assesses the effectiveness of each hedging relationship quarterly. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of December 31, 2022, the Company has designated cash flow hedges to manage its exposure to variability in cash flows on certain variable rate borrowings through 2036.

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

Cash collateral held at other banks for these swaps was $580 thousand at December 31, 2022. Collateral is dependent on the market valuation of the underlying hedges.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The follow table summarizes the Company’s derivative instruments as of December 31, 2022 and 2021:

	December 31, 2022
(Dollars in thousands)	Notional/ Contract Amount	Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate forward swap - cash flow	$4,000	$506	Junior subordinated debt	June 15, 2031

	December 31, 2021
(Dollars in thousands)	Notional/ Contract Amount	Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate forward swap - cash flow	$4,000	$(633)	Junior subordinated debt	June 15, 2031
Interest rate swap - fair value	$3,940	$(8)	Other Liabilities	February 12, 2022

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
•
Sturman Wealth Advisors – Sturman Wealth Advisors, formerly known as VNB Investment Services, offered wealth management and investment advisory services. Revenue for this segment was generated primarily from investment advisory and financial planning fees, with a small and decreasing portion attributable to brokerage commissions. The Bank sold this business line effective December 19, 2022.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

investment strategy. Revenue for this segment is generated from management fees which are derived from Assets Under Management and incentive income which is based on the investment returns generated on performance-based Assets Under Management.

A management fee for administrative and technology support services provided by the Bank is allocated to the non-bank segments. For both the years ended December 31, 2022 and 2021, management fees of $100 thousand were charged to the non-bank segments and eliminated in consolidated totals.

Segment information for the years ended December 31, 2022 and 2021 is shown in the following tables. Note that asset information is not reported below, as the assets of Sturman Wealth Advisors and VNB Trust & Estate Services are reported at the Bank level; also, assets specifically allocated to the lines of business other than the Bank are insignificant and are no longer provided to the chief operating decision maker. Note also that the Bank sold the Sturman Wealth Advisors business line effective December 19, 2022.

2022 (Dollars in thousands)	Bank	Sturman Wealth Advisors	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$53,547	$-	$-	$-	$53,547
Provision for loan losses	106	-	-	-	106
Noninterest income	7,936	770	3,937	1,018	13,661
Noninterest expense	35,097	615	1,957	887	38,556
Income before income taxes	26,280	155	1,980	131	28,546
Provision for income taxes	4,631	33	416	28	5,108
Net income	$21,649	$122	$1,564	$103	$23,438

2021 (Dollars in thousands)	Bank	Sturman Wealth Advisors	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$44,988	$-	$-	$-	$44,988
Provision for loan losses	1,014	-	-	-	1,014
Noninterest income	5,704	1,213	1,969	1,579	10,465
Noninterest expense	39,164	725	1,764	869	42,522
Income before income taxes	10,514	488	205	710	11,917
Provision for income taxes	1,550	104	43	149	1,846
Net income (loss)	$8,964	$384	$162	$561	$10,071

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25 – Condensed Parent Company Financial Statements

Condensed financial statements pertaining only to the Parent Company are presented below. The investment in subsidiary is accounted for using the equity method of accounting.

Cash dividend payments authorized by the Bank’s Board of Directors were paid to the Parent Company in 2022 and 2021, totaling $7.5 million and $7.6 million, respectively.

The payment of dividends by the Bank is restricted by various regulatory limitations. Banking regulations also prohibit extensions of credit to the parent company unless appropriately secured by assets. For more detail on dividends, see Note 16 – Dividend Restrictions.

Condensed Parent Company Only

BALANCE SHEETS
(Dollars in thousands)	December 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$1,807	$1,417
Investment securities	63	64
Investments in subsidiaries	134,068	163,712
Other assets	941	603
Total assets	$136,879	$165,796

LIABILITIES & SHAREHOLDERS' EQUITY
Junior subordinated debt	$3,413	$3,367
Other liabilities	50	442
Stockholders' equity	133,416	161,987
Total liabilities and stockholders' equity	$136,879	$165,796

STATEMENTS OF INCOME
(Dollars in thousands)	For the years ended
	December 31, 2022	December 31, 2021

Dividends from subsidiary	$7,500	$7,600
Net interest expense	(190)	(148)
Noninterest expense	1,418	2,325
Income before income taxes	$5,892	$5,127
Income tax (benefit)	(313)	(353)
Income before equity in undistributed earnings of subsidiaries	$6,205	$5,480
Equity in undistributed earnings of subsidiaries	17,233	4,591
Net income	$23,438	$10,071

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Parent Company Only (Continued)

STATEMENTS OF CASH FLOWS
(Dollars in thousands)	For the years ended
	December 31, 2022	December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,438	$10,071
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(17,233)	(4,591)
Net accretion of certain acquisition-related adjustments	46	33
Amortization	55	-
Deferred tax expense	298	28
Stock option & restricted stock grant expense	687	521
Increase in other assets	(140)	(365)
Increase (decrease) in other liabilities	(392)	411
Net cash provided by operating activities	$6,759	$6,108

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercised	23	30
Cash paid in lieu for fractional shares at acquisition	-	(4)
Dividends paid	(6,392)	(6,408)
Net cash used in financing activities	$(6,369)	$(6,382)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	390	(274)

CASH AND CASH EQUIVALENTS
Beginning of period	1,417	1,691
End of period	$1,807	$1,417

Note 26 – Investment in Affordable Housing Projects

The Company acquired as a result of the Merger certain limited partnership investments in affordable housing projects located in the Commonwealth of Virginia. These partnerships exist to develop and preserve affordable housing for low income families through residential rental property projects. The Company exerts no control over the operating or financial policies of the partnerships. Return on these investments is through receipt of tax credits and other tax benefits which are subject to recapture by taxing authorities based on compliance features at the project level. The investments are due to expire by 2036. The Company accounts for the affordable housing investments using the equity method and has recorded $2.5 million in other assets at December 31, 2022. There are currently no unfunded capital commitments. The related federal tax credits for the year ended December 31, 2022 was $442 thousand, and were included in income tax expense in the Consolidated Statements of Income. There were $151 thousand in flow-through losses recognized by the Company during the year ended December 31, 2022 that were included in noninterest income.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. This assessment was based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) on May 14, 2013. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting. This annual report does not include an attestation report of the Company’s independent registered public accounting firm, Yount, Hyde & Barbour, P.C., (U.S. PCAOB Auditor Firm I.D.: 613), regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. OTHER INFORMATION.

None

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Information is incorporated by reference to the information that appears under the headings “Proposal 1 – Election of Directors,” “Related Person Transactions and Other Information,” “Executive Compensation – Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Information about the Board of Directors and Board Committees” contained in the Company’s Definitive Proxy Statement to be used in connection with the Company’s 2023 Annual Meeting of Shareholders (“Definitive Proxy Statement”).

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

The following table summarizes information, as of December 31, 2022, relating to the Company’s Stock Incentive Plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	168,280	$33.95	168,031
Total	168,280	$33.95	168,031

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

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are files as part of this report:

(a)(1) Financial Statements

The following consolidated financial statements and reports of independent registered public accountants of the Company are in Part II, Item 8. Financial Statements and Supplementary Data:

(i)
Consolidated Balance Sheets – December 31, 2022 and December 31, 2021
(ii)
Consolidated Statements of Income – Years ended December 31, 2022 and December 31, 2021
(iii)
Consolidated Statements of Comprehensive Income – Years ended December 31, 2022 and December 31, 2021
(iv)
Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2022 and December 31, 2021
(v)
Consolidated Statements of Cash Flows – Years ended December 31, 2022 and December 31, 2021
(vi)
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

4.1	Description of Securities Registered under Section 12(b) of the Securities Exchange Act of 1934.

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

10.3	Virginia National Bankshares Corporation 2022 Stock Incentive Plan .

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

21.0	Subsidiaries of the Registrant (refer to Item 1. Business of this Form 10-K Report for a discussion of Virginia National Bankshares Corporation’s direct and indirect subsidiaries).

23	Consent of Yount, Hyde and Barbour, P.C.

31.1	302 Certification of Principal Executive Officer

31.2	302 Certification of Principal Financial Officer

32.1	906 Certification

101.0 104

Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline eXtensible Business Reporting Language (Inline XBRL), (i) the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021, (ii) the Consolidated Statements of Income for the years ended December 31, 2022 and December 31, 2021, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and December 31, 2021, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for years ended December 31, 2022 and December 31, 2021, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2022 and December 31, 2021, and (vi) the Notes to Consolidated Financial Statements (furnished herewith), tagged as blocks of text and including detailed tags.

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

VIRGINIA NATIONAL BANKSHARES CORPORATION

/s/ Tara Y. Harrison
Tara Y. Harrison
Executive Vice President & Chief Financial Officer
Date: March 29, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 29, 2023.

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