Form 10-Q
period 2023-03-31
Virginia National Bankshares Corp
filed 2023-05-15
CIK 1572334

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐ No ☒

As of May 12, 2023, the registrant had 5,365,982 shares of common stock, $2.50 par value per share, outstanding.

VIRGINIA NATIONAL BANKSHARES CORPORATION

FORM 10-Q

Glossary of Acronyms and Defined Terms
2005 Plan	-	2005 Stock Incentive Plan
2014 Plan	-	2014 Stock Incentive Plan
2022 Plan	-	2022 Stock Incentive Plan
ACL	-	Allowance for credit losses
Acquired Loans	-	Loans acquired from Fauquier
AFS	-	Available for sale
ALLL	-	Allowance for loan and lease losses
ALM	-	Asset liability management
ASC	-	Accounting Standards Codification
ASC 326	-	ASU 2016-13, Financial Instruments and Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASC 820	-	ASC 820, Fair Value Measurements and Disclosures
ASU	-	Accounting Standards Update
ATM	-	Automated teller machine
the Bank	-	Virginia National Bank
bps	-	Basis points
CD	-	Certificate of deposit
CDARS™	-	Certificates of Deposit Account Registry Service
CECL	-	Current expected credit losses
CMO	-	Collateralized mortgage obligation
the Company	-	Virginia National Bankshares Corporation and its subsidiaries
CRE	-	Commercial real estate
DCF		Discounted cash flow
EBA	-	Excess Balance Account
Effective Date	-	April 1, 2021
Exchange Act	-	Securities Exchange Act of 1934, as amended
Fauquier	-	Fauquier Bankshares, Inc. and its subsidiaries
FASB	-	Financial Accounting Standards Board
Federal Reserve	-	Board of Governors of the Federal Reserve System
Federal Reserve Bank or FRB	-	Federal Reserve Bank of Richmond
FFS	-	Federal funds sold, or fed funds sold
FHLB	-	Federal Home Loan Bank of Atlanta
Form 10-K	-	Annual Report on Form 10-K for the year ended December 31, 2022
FTE	-	Fully taxable equivalent
GAAP or U.S. GAAP	-	Accounting principles generally accepted in the United States
ICS®	-	Insured Cash Sweep®
IRR	-	Interest rate risk
LIBOR	-	London Interbank Offering Rate
Masonry Capital	-	Masonry Capital Management, LLC
Merger	-	Mergers of Fauquier Bankshares, Inc. and The Fauquier Bank with and into the Company and the Bank, respectively
Merger Agreement	-	Agreement and Plan of Reorganization between the Company and Fauquier dated September 30, 2020, including a related Plan of Merger
NPA	-	Nonperforming assets
OREO	-	Other real estate owned
OTTI	-	Other than temporary impairment
PCA	-	Prompt Corrective Action
PCD	-	Purchased loan with credit deterioration
PCI	-	Purchased credit impaired
PITI	-	Principal, interest, taxes and insurance
the Plans	-	2005 Stock Incentive Plan, 2014 Stock Incentive Plan and 2022 Stock Incentive Plan
PPP	-	Paycheck Protection Program
Reorganization	-	Reorganization Agreement Plan of Share Exchange dated March 6, 2013 between the Bank and the Company
ROAA	-	Return on Average Assets
ROAE	-	Return on Average Equity
SBA	-	Small Business Administration
SEC	-	U.S. Securities and Exchange Commission
Sturman Wealth	-	Sturman Wealth Advisors
TDR	-	Troubled debt restructuring
TFB	-	The Fauquier Bank
TLM		Troubled loan modification

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31, 2023	December 31, 2022 *
ASSETS	Unaudited
Cash and due from banks	$19,706	$20,993
Interest-bearing deposits in other banks	15,563	19,098
Federal funds sold	12	45
Securities:
Available for sale, at fair value	492,760	538,186
Restricted securities, at cost	5,750	5,137
Total securities	498,510	543,323
Loans, net of deferred fees and costs	939,957	936,415
Allowance for credit losses	(7,772)	(5,552)
Loans, net	932,185	930,863
Premises and equipment, net	17,676	17,808
Assets held for sale	-	965
Bank owned life insurance	38,804	38,552
Goodwill	7,768	7,768
Core deposit intangible, net	6,195	6,586
Right of use asset, net	6,336	6,536
Deferred tax asset, net	16,129	17,315
Accrued interest receivable and other assets	12,644	13,507
Total assets	$1,571,528	$1,623,359
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest-bearing	$448,094	$495,649
Interest-bearing	360,652	399,983
Money market and savings deposit accounts	418,795	467,600
Certificates of deposit and other time deposits	169,719	115,106
Total deposits	1,397,260	1,478,338
Borrowings	19,250	-
Junior subordinated debt, net	3,424	3,413
Lease liability	5,968	6,173
Accrued interest payable and other liabilities	4,129	2,019
Total liabilities	1,430,031	1,489,943
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, $2.50 par value	-	-
Common stock, $2.50 par value	13,238	13,214
Capital surplus	105,491	105,344
Retained earnings	65,621	63,482
Accumulated other comprehensive loss	(42,853)	(48,624)
Total shareholders' equity	141,497	133,416
Total liabilities and shareholders' equity	$1,571,528	$1,623,359
Common shares outstanding	5,338,650	5,337,271
Common shares authorized	10,000,000	10,000,000
Preferred shares outstanding	-	-
Preferred shares authorized	2,000,000	2,000,000

* Derived from audited Consolidated Financial Statements

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	For the three months ended
	March 31, 2023	March 31, 2022
Interest and dividend income:
Loans, including fees	$12,767	$10,769
Federal funds sold	-	61
Other interest-bearing deposits	258	136
Investment securities:
Taxable	2,951	1,012
Tax exempt	327	304
Dividends	67	62
Total interest and dividend income	16,370	12,344

Interest expense:
Demand and savings deposits	1,862	676
Certificates and other time deposits	648	195
Borrowings	386	-
Junior subordinated debt	61	48
Total interest expense	2,957	919
Net interest income	13,413	11,425
Provision for (recovery of) credit losses	(248)	148
Net interest income after provision for (recovery of) credit losses	13,661	11,277

Noninterest income:
Wealth management fees	404	557
Advisory and brokerage income	-	216
Deposit account fees	401	465
Debit/credit card and ATM fees	571	707
Bank owned life insurance income	252	211
Resolution of commercial dispute	-	2,400
Gain on termination of interest swap	460	-
Losses on sales of AFS, net	(206)	-
Other	394	231
Total noninterest income	2,276	4,787

Noninterest expense:
Salaries and employee benefits	4,051	4,731
Net occupancy	1,179	1,197
Equipment	218	283
Bank franchise tax	324	304
Computer software	202	263
Data processing	742	738
FDIC deposit insurance assessment	100	226
Marketing, advertising and promotion	375	267
Debit/credit card and ATM expenses	48	139
Professional fees	192	337
Core deposit intangible amortization	391	439
Other	1,039	1,171
Total noninterest expense	8,861	10,095

Income before income taxes	7,076	5,969
Provision for income taxes	1,285	1,045
Net income	$5,791	$4,924
Net income per common share, basic	$1.08	$0.93
Net income per common share, diluted	$1.08	$0.92
Weighted average common shares outstanding, basic	5,338,099	5,311,983
Weighted average common shares outstanding, diluted	5,375,619	5,343,564

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	For the three months ended
	March 31, 2023	March 31, 2022
Net income	$5,791	$4,924
Other comprehensive income (loss):
Unrealized losses on securities, net of tax of $1,597 and ($5,228) for the three ended March 31, 2023 and 2022; respectively	6,008	(19,665)
Reclassification adjustment for realized gain on termination of interest rate swap, net of tax benefit of ($97) and $0 for the three months ended March 31, 2023 and 2022, respectively	(363)	-
Reclassification adjustment for realized losses on securities, net of tax of $43 and $0 for the three months ended March 31, 2023 and 2022, respectively	163	-
Unrealized gains (losses) on interest rate swaps, net of tax of ($9) and $62 for the three months ended March 31, 2023 and 2022, respectively	(37)	235
Total other comprehensive loss	5,771	(19,430)
Total comprehensive income (loss)	$11,562	$(14,506)

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Dollars in thousands, except per share data)

(Unaudited)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2021	$13,178	$104,584	$46,436	$(2,211)	$161,987
Stock option expense	-	41	-	-	41
Restricted stock grant expense	-	93	-	-	93
Vested stock grants	12	(12)	-	-	-
Cash dividends declared ($0.30 per share)	-	-	(1,596)	-	(1,596)
Net income	-	-	4,924	-	4,924
Other comprehensive loss	-	-	-	(19,430)	(19,430)
Balance, March 31, 2022	$13,190	$104,706	$49,764	$(21,641)	$146,019

Balance, December 31, 2022	$13,214	$105,344	$63,482	$(48,624)	$133,416
Exercise of stock options	3	15	-	-	18
Stock option expense	-	42	-	-	42
Restricted stock grant expense	-	111	-	-	111
Vested restricted stock grants	21	(21)	-	-	-
Cash dividends declared ($0.33 per share)	-	-	(1,762)	-	(1,762)
Impact of adoption of CECL	-	-	(1,890)	-	(1,890)
Net income	-	-	5,791	-	5,791
Other comprehensive income	-	-	-	5,771	5,771
Balance, March 31, 2023	$13,238	$105,491	$65,621	$(42,853)	$141,497

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the three months ended
	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,791	$4,924
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) credit losses	(248)	148
Net accretion of certain acquisition-related adjustments	(1,517)	(540)
Amortization of intangible assets	391	456
Net amortization and (accretion) of securities	(576)	388
Net losses on sale of securities	(206)	(5)
Earnings on bank owned life insurance	(252)	(211)
Depreciation and other amortization	882	967
Stock option expense	42	41
Stock grant expense	111	93
Net change in:
Accrued interest receivable and other assets	(200)	2,749
Accrued interest payable and other liabilities	2,380	376
Net cash provided by operating activities	6,598	9,386

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in restricted investments	(613)	(188)
Purchases of available for sale securities	—	(69,252)
Proceeds from maturities, calls, sales and principal payments of available for sale securities	53,596	6,428
Net change in loans	(2,055)	54,484
Purchase of bank owned life insurance	—	(5,542)
Proceeds from sale of premises and equipment	962	5
Purchase of bank premises and equipment	(236)	(154)
Net cash provided by (used in) investing activities	51,654	(14,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand deposits, interest checking, money market and savings accounts	(135,692)	(15,179)
Net change in certificates of deposit and other time deposits	54,619	(6,624)
Net change in other borrowings	19,250	-
Gain on termination of interest swap	460	-
Proceeds from stock options exercised	18	-
Cash dividends paid	(1,762)	(1,596)
Net cash (used in) provided by financing activities	(63,107)	(23,399)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	$(4,855)	$(28,232)

CASH AND CASH EQUIVALENTS:
Beginning of period	$40,136	$508,840
End of period	$35,281	$480,608

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$2,827	$957

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized gains (losses) on available for sale securities	$7,812	$(24,893)
Unrealized gains on interest rate swaps	$—	$297
Initial right-of-use assets obtained in exchange for new operating lease liabilities	$—	$541

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2023

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation: The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2022.

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

Basis of Presentation: The preparation of financial statements in conformity with GAAP and the reporting guidelines prescribed by regulatory authorities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the ACL, accounting for business combinations, including loans acquired in the business combination, ACL on individually evaluated loans, goodwill impairment, credit losses of securities, other intangible assets, and fair value measurements. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Reclassifications: If needed, certain previously reported amounts have been reclassified to conform to current period presentation. No such reclassifications were significant.

Recent Significant Accounting Pronouncements

Investments in Tax Credit Structures - In March 2023, the FASB issued ASU 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method”. These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The ASU is effective for public business entities for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for all entities in any interim period. The Company does not expect the adoption of ASU 2023-02 to have a material impact on its consolidated financial statements.

LIBOR and Other Reference Rates - In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”. ASU 2022-06 extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within Topic 848 based on expectations of when the LIBOR would cease being published. In 2021, the UK Financial Conduct Authority (FCA) delayed the intended cessation date of certain tenors of USD LIBOR to June 30, 2023.

To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, the ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The ASU is effective for all entities upon issuance.

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the FASB issued ASU No. 2021-01 “Reference Rate Reform

(Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU No. 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU No. 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.

The Company has identified all loans that are directly or indirectly impacted by LIBOR.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not currently expected to have a material effect on the Company's financial position, results of operations or cash flows.

Note 2. Adoption of New Accounting Standards

Financial Instruments – Credit Losses - On January 1, 2023, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments," and ASU 2022-02, “Financial Instruments-Credit Losses, Troubled Debt Restructurings and Vintage Disclosures,” collectively referred to as ASC 326. This standard, in part, replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss ("CECL") methodology. ASC 326 requires an estimate of credit losses for the remaining estimated life of the financial assets using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit deteriorated loans will receive an initial allowance at the acquisition date that represents an adjustment to the amortized cost basis of the loan, with no impact to earnings.

In addition, ASU 326 made changes to the accounting for available-for-sale debt securities. One change is to require credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities if management does not intend to sell and does not believe that it is more likely than not, they will be required to sell.

The Company adopted ASC 326 and all related subsequent amendments thereto effective January 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. The transition adjustment of the adoption included an increase in the ACL on loans of $2.5 million, which is presented as a reduction to net loans outstanding, and an increase in the ACL for unfunded loan commitments of $252 thousand, which is recorded within Accrued interest payable and other liabilities on the consolidated balance sheets. The Company recorded a net decrease to opening retained earnings as of January 1, 2023 of $1.9 million, for the cumulative effect of adopting ASC 326, which reflects the transition adjustments noted above, net of the applicable deferred tax assets recorded. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable accounting standards ("Incurred Loss"). Subsequent to adoption, the Company will record adjustments to its ACL and reserve for unfunded commitments through the provision for credit losses in the consolidated statements of income.

ASC 326 also replaced the Company's previous accounting policies for PCI loans and TDRs. With the adoption of ASC 326, loans previously designated as PCI loans were designated as purchased loans with credit deterioration (PCD loans). The Company adopted ASC 326 using the prospective transition approach for PCD loans that were previously identified as PCI and accounted for under ASC 310-30. On January 1, 2023, the Company's PCD loans were adjusted to reflect the addition of $355 thousand of expected credit losses to the amortized cost basis of the loans and a corresponding increase to the ACL. The remaining noncredit discount, the difference between the adjusted amortized cost basis and the outstanding principal balance on PCD loans, will be accreted into interest income over the estimated remaining lives of the loans using the effective interest rate method. The evaluation of the ACL will include PCD loans together with other loans that share similar risk characteristics, rather than using the separate pools that were used under PCI accounting. The adoption of ASC 326 also replaced previous TDR accounting guidance, and the evaluation of the ACL will include loans previously designated as TDRs together with other loans that share similar risk characteristics.

The adoption of ASC 326 did not affect the carrying value of debt securities or the amount of unrealized gains and losses recorded in accumulated other comprehensive loss. Upon adoption of ASC 326, the Company did not have any securities included in its portfolio where OTTI had previously been recognized or that required an ACL. Therefore, the Company determined that an ACL on AFS was not deemed material.

The following table illustrates the impact of adopting ASC 326 (dollars in thousands):

	December 31, 2022	January 1, 2023	January 1, 2023
	As Previously Reported (Incurred Loss)	Impact of ASC 326	As Reported Under ASC 326
Assets:
Loans, gross	$936,415	$355	$936,770

Allowance for credit losses:
Commercial	194	(11)	183
Real estate construction and land	221	440	661
1-4 family residential mortgages	1,618	14	1,632
Commercial mortgages	2,820	1,577	4,397
Consumer	699	471	1,171
Allowance for credit losses	$5,552	$2,491	$8,044

Loans, net	$930,863	$(2,136)	$928,726

Net deferred tax asset	$17,315	$499	$17,814

Liabilities:
Reserve for credit losses on unfunded commitments	60	253	313

Total equity	$133,416	$(1,890)	$131,526

Available for Sale Securities - For AFS securities, management evaluates all investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings.

If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, performance on any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an ACL, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an ACL is recognized in other comprehensive income.

Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes an AFS security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At March 31, 2023, there was no ACL related to the AFS portfolio.

Loans - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $4.7 million at March 31, 2023 and was reported in Accrued interest receivable and other assets on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

The accrual of interest is generally discontinued when a loan becomes 90 days past due and is not well collateralized and in the process of collection, or when management believes, after considering economic and business conditions and collection efforts, that the principal or interest will not be collectible in the normal course of business. Past due status is based on contractual terms of the loan. A loan is considered to be past due when a scheduled payment has not been received 30 days after the contractual due date.

All accrued interest is reversed against interest income when a loan is placed on nonaccrual status. Interest received on such loans is accounted for using the cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, there is a sustained period of repayment performance, and future payments are reasonably assured.

Allowance for Credit Losses - Purchased Credit Deteriorated Loans - Upon adoption of ASC 326, loans that were designated as PCI loans under the previous accounting guidance were classified as PCD loans without reassessment.

In future acquisitions, the Company may purchase loans, some of which may have experienced more than insignificant credit deterioration since origination. In those cases, the Company will consider internal loan grades, delinquency status and other relevant factors in assessing whether purchased loans are PCD. PCD loans are recorded at the amount paid. An initial ACL is determined using the same methodology as other loans held for investment, but with no impact to earnings. The initial ACL determined on a collective basis is allocated to individual loans. The sum of the loan's purchase price and ACL becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent to initial recognition, PCD loans are subject to the same interest income recognition and impairment model as non-PCD loans, with changes to the ACL recorded through provision expense.

Allowance for Credit Losses - Loans - The ACL is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable is excluded from the estimate of credit losses.

The ACL represents management’s estimate of lifetime credit losses inherent in loans as of the balance sheet date. The ACL is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.

The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company has identified ten portfolio segments and calculates the ACL for each using the methodology specified below (with the major classification noted in italics):

Discounted cash flow methodology:

1.
Commercial and industrial (Commercial)
2.
Construction (Real estate construction and land)
3.
Consumer (Consumer)
4.
Commercial real estate, non-owner occupied (Commercial mortgage)
5.
Commercial real estate, owner occupied (Commercial mortgage)
6.
Home equity and junior liens (1-4 family residential mortgage)
7.
Multifamily (Commercial mortgage)
8.
Residential first lien (1-4 family residential mortgage)

Remaining life methodology:

9.
Minute lender (Consumer/Commercial)
10.
Student loans (Consumer)

Additionally, the ACL calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience. These qualitative adjustments may increase or reduce reserve levels and include: adjustments for changes in lending policies and procedures and underwriting practices; changes in national, regional and local economic conditions; changes in the nature and volume of the portfolio and terms of loans; changes in the experience, depth and ability of credit and loan operations staff; changes in the volume and severity of past due, special mention and substandard loans; changes in the quality of the loan review system; changes in the value of underlying collateral for loans that are not collateral dependent; the existence and effect of any concentrations of credit and changes in the levels of such concentrations, and the effect of other external factors such as competition, legal and regulatory requirements, on the level of estimated credit losses.

Loans that do not share risk characteristics are evaluated on an individual basis and are not included in the collective analysis. The ACL on loans that are individually evaluated may be estimated based on their expected cash flows, or, in the case of loans for which repayment is expected substantially through the sale of collateral, the expected credit losses are based on the fair value of collateral at the reporting dated adjusted for selling costs as appropriate.

Allowance for Credit Losses – Reserve for Unfunded Commitments - The Company records an ACL for off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for credit losses in the Company’s consolidated statements of income. The ACL for off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for unfunded commitments is included in Accrued interest and other liabilities on the Company’s consolidated balance sheets.

Accrued Interest Receivable - The Company elected not to measure an ACL for accrued interest receivable and instead elected to reverse interest income on loans or securities that are placed on nonaccrual status, which is generally when the instrument is 90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectible interest.

Note 3. Securities

The amortized cost and fair values of securities available for sale as of March 31, 2023 and December 31, 2022 were as follows (dollars in thousands):

March 31, 2023		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government treasuries	$196,488	$-	$(1,919)	$194,569
U.S. Government agencies	35,209	-	(5,984)	29,225
Mortgage-backed securities/CMOs	191,012	-	(25,384)	165,628
Corporate bonds	19,605	-	(821)	18,784
Municipal bonds	104,690	14	(20,150)	84,554
Total Securities Available for Sale	$547,004	$14	$(54,258)	$492,760

December 31, 2022		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government treasuries	$245,583	$-	$(3,113)	$242,470
U.S. Government agencies	35,283	-	(6,528)	28,755
Mortgage-backed securities/CMOs	194,964	-	(27,888)	167,076
Corporate bonds	19,581	-	(852)	18,729
Municipal bonds	104,831	-	(23,675)	81,156
Total Securities Available for Sale	$600,242	$-	$(62,056)	$538,186

As of March 31, 2023, there were $489.9 million or 287 issues of individual securities, held in an unrealized loss position. These securities have an unrealized loss of $54.3 million and consist of 120 mortgage-backed/collateralized mortgage obligations, 124 municipal bonds, 20 agency bonds, 12 treasury bonds and 11 corporate bonds.

The following table summarizes all securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, for which no allowance for credit losses was recorded, at March 31, 2023, and December 31, 2022 (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
March 31, 2023	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government treasuries	$194,569	$(1,919)	$-	$-	$194,569	$(1,919)
U.S. Government agencies	2,972	(201)	26,253	(5,783)	29,225	(5,984)
Mortgage-backed/CMOs	21,722	(897)	143,905	(24,487)	165,627	(25,384)
Corporate bonds	15,237	(588)	3,547	(233)	18,784	(821)
Municipal bonds	5,935	(245)	75,738	(19,905)	81,673	(20,150)
	$240,435	$(3,850)	$249,443	$(50,408)	$489,878	$(54,258)

	Less than 12 Months		12 Months or More		Total
December 31, 2022	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government treasuries	$242,470	$(3,113)	$-	$-	$242,470	$(3,113)
U.S. Government agencies	4,285	(620)	24,218	(5,908)	28,503	(6,528)
Mortgage-backed/CMOs	55,396	(6,010)	111,689	(21,878)	167,085	(27,888)
Corporate bonds	18,729	(852)	-	-	18,729	(852)
Municipal bonds	44,117	(8,001)	35,964	(15,674)	80,081	(23,675)
	$364,997	$(18,596)	$171,871	$(43,460)	$536,868	$(62,056)

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

Impairment of debt securities occurs when the fair value of a security is less than its amortized cost. The Company has elected to exclude accrued interest receivable from the amortized cost basis. For debt securities AFS, impairment is recognized in its entirety in net income if either (i) we intend to sell the security or (ii) it is more-likely-than-not that we will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not more-likely-than-not that the Company will be required to sell the security before recovery, the Company evaluates unrealized losses to determine whether a decline in fair value below amortized cost basis is a result of a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security, or other factors such as changes in market interest rates. If a credit loss exists, an ACL is recorded that reflects the amount of the impairment related to credit losses, limited by the amount by which the security’s amortized cost basis exceeds its fair value. Changes in the ACL are recorded in net income in the period of change and are included in provision for credit losses. Changes in the fair value of debt securities AFS not resulting from credit losses are recorded in other comprehensive income (loss). The Company regularly reviews unrealized losses in its investments in securities and cash flows expected to be collected from impaired securities based on criteria including the extent to which market value is below amortized cost, the financial health of and specific prospects for the issuer, the Company’s intention with regard to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery.

Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality. In addition, issuers have continued to make timely payments of principal and interest. Accordingly, as of March 31, 2023, management believes the impairments detailed in the table above are temporary, and no credit loss has been realized in the Company’s consolidated income statement. Additionally, management has the ability to hold any security with an unrealized loss until maturity or until such time as the value of the security has recovered from its unrealized loss position.

Securities having carrying values of $5.2 million at March 31, 2023 were pledged as collateral to secure deposits and facilitate borrowing from the Federal Reserve Bank of Richmond. At December 31, 2022, securities having carrying values of $5.1 million were similarly pledged.

During the three months ended March 31, 2023, the Company sold AFS securities with a total book value of $49.9 million, incurring a pre-tax loss of $206 thousand, and used the net proceeds to fund normal daily operating demands. There were no sales of securities during the three months ending March 31, 2022.

Restricted securities are securities with limited marketability and consist of stock in the FRB, the Federal Home Loan Bank of Atlanta, CBB Financial Corporation (the holding company for Community Bankers' Bank) and an investment in an SBA loan fund. These restricted securities, totaling $5.8 million and $5.1 million as of March 31, 2023 and December 31, 2022, are carried at cost.

The amortized cost and fair value of AFS debt securities at March 31, 2023 are presented below based upon contractual maturities, by major investment categories (dollars in thousands). Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

	Amortized Cost	Fair Value
U.S. Government treasuries
One year or less	$145,203	$144,365
After one year to five years	51,285	50,204
	$196,488	$194,569
U.S. Government agencies
After one year to five years	$4,835	$4,289
After five years to ten years	26,374	21,995
Ten years or more	4,000	2,941
	$35,209	$29,225
Mortgage-backed securities/CMOs
One year or less	$4,356	$4,249
After one year to five years	6,483	6,116
After five years to ten years	3,254	2,967
Ten years or more	176,919	152,296
	$191,012	$165,628
Corporate bonds
After one year to five years	19,605	18,784
	$19,605	$18,784
Municipal bonds
After one year to five years	$3,059	$2,963
After five years to ten years	19,983	18,462
Ten years or more	81,648	63,129
	$104,690	$84,554

Total Debt Securities Available for Sale	$547,004	$492,760

Note 4. Loans

On January 1, 2023, the Company adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans receivable. For further information and discussion regarding the Company's accounting policies and policy elections related to the accounting standard update, see Note 1 - Summary of Significant Accounting Policies. All loan information presented as of March 31, 2023 is in accordance with ASC 326. All loan information presented as of December 31, 2022 or a prior date is presented in accordance with previously applicable GAAP.

The composition of the loan portfolio by major loan classifications at March 31, 2023 and December 31, 2022, stated at their face amount, net of deferred fees and costs and discounts, including fair value marks, appears below (dollars in thousands). The Company has elected to exclude accrued interest receivable, totaling $4.7 million as of March 31, 2023, from the amortized cost basis of loans.

	March 31,	December 31,
	2023	2022
Commercial	$72,601	$71,139
Real estate construction and land	34,493	37,541
1-4 family residential mortgages	317,794	323,185
Commercial mortgages	471,602	459,125
Consumer	43,467	45,425
Total loans	939,957	936,415
Less: Allowance for credit losses	(7,772)	(5,552)
Net loans	$932,185	$930,863

The balances in the table above include unamortized premiums and net deferred loan costs and fees. As of March 31, 2023 and December 31, 2022, unamortized premiums on loans (excluding loans acquired during the Merger) were $1.4 million, remaining rather consistent due to purchases of loans with premiums, offset by amortization of existing premiums. Net deferred loan fees totaled $854 thousand and $755 thousand as of March 31, 2023 and December 31, 2022, respectively.

Consumer loans include $285 thousand and $180 thousand of demand deposit overdrafts as of March 31, 2023 and December 31, 2022, respectively.

Loans acquired in business combinations are recorded in the Consolidated balance sheets at fair value at the acquisition date under the acquisition method of accounting. The fair value mark as of the Effective Date was $23.1 million. The table above includes a remaining net fair value mark of $14.1 million as of March 31, 2023 on the Acquired Loans.

The following table shows the aging of the Company's loan portfolio, by class, at March 31, 2023 (dollars in thousands):

Past Due Aging as of March 31, 2023	30-59 Days	60-89 Days	90 Days or More Past Due and Still Accruing	Nonaccrual Loans	Current Loans	Total Loans

Commercial	$-	$-	$-	$-	$72,601	$72,601
Real estate construction and land	-	-	-	-	34,493	34,493
1-4 family residential mortgages	458	189	-	728	316,419	317,794
Commercial mortgages	-	-	-	500	471,102	471,602
Consumer loans	157	94	69	-	43,147	43,467
Total Loans	$615	$283	$69	$1,228	$937,762	$939,957

The following table shows the Company's amortized cost basis of loans on nonaccrual status as of March 31, 2023 and December 31, 2022 (dollars in thousands). All nonaccrual loans are evaluated for an ACL on an individual basis. Only one nonaccrual loan required an ACL, in the amount of $27 thousand, due to collateral value shortfall.

	CECL			Incurred Loss
	March 31, 2023			December 31, 2022
	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans
Commercial	$-	$-	$-	$-
Real estate construction and land	-	-	-	-
1-4 family residential mortgages	728	-	728	673
Commercial mortgages	446	54	500	-
Consumer	-	-	-	-
Total Loans	$1,174	$54	$1,228	$673

From time to time, the Company modifies loans to borrowers who are experiencing financial difficulties by providing term extensions, interest rate reductions or other-than-insignificant payment delays. As the effect of most modifications is already included in the ACL due to the measurement methodologies used in its estimate, the ACL is typically not adjusted upon modification. Loan modifications to borrowers experiencing financial difficulty (or modified loans) as of March 31, 2023 represent 0.13% of total loans outstanding, as follows (dollars in thousands):

	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Rate Reduction
1-4 family residential mortgages	$85	0.03%	Reduced the contractual interest rate from 6.125% to 5.0% on one loan
Capitalization of PITI
1-4 family residential mortgages	488	0.15%	Capitalized PITI to back end of note on one loan; no change in maturity date
Term Extension
Consumer	625	1.44%	Added a weighted-average 1.87 years to the life of the loans. The monthly payments were added to the end of the original loan terms of these borrowers.
Total	$1,198	0.13%

The Company closely monitors the performance of all modified loans to understand the effectiveness of its modification efforts. Upon determination, if applicable, that all or a portion of a modified loan is uncollectible, that amount is charged against the ACL. There were no payment defaults during the three months ended March 31, 2023 of modified loans that were modified during the previous twelve months and all are current as of March 31, 2023, with the exception of two modified student loans totaling $60 thousand.

Prior to the adoption of ASC 326

Loans acquired in business combinations are recorded in the Consolidated balance sheets at fair value at the acquisition date under the acquisition method of accounting. The outstanding principal balance and the carrying amount at December 31, 2022 of loans acquired in business combinations were as follows (dollars in thousands):

	December 31, 2022
	Acquired Loans - Purchased Credit Impaired	Acquired Loans - Purchased Performing	Acquired Loans - Total
Outstanding principal balance	$43,250	$290,604	$333,854
Carrying amount:
Commercial	$630	$12,606	$13,236
Real estate construction and land	1,461	8,530	9,991
1-4 family residential mortgages	9,076	164,280	173,356
Commercial mortgages	20,828	99,206	120,034
Consumer	72	1,277	1,349
Total acquired loans	$32,067	$285,899	$317,966

The following table presents a summary of the changes in the accretable yield of loans classified as purchased credit impaired (dollars in thousands):

Three Months Ended March 31,
2022
Accretable yield, beginning of period	$13,742
Additions	-
Accretion	(738)
Reclassification from nonaccretable difference	2,193
Other changes, net	(2,769)
Accretable yield, end of period	$12,428

The past due status of loans as of December 31, 2022 was as follows (dollars in thousands):

Past Due Aging as of December 31, 2022	30-59 Days	60-89 Days	90 Days or More	Total Past Due	PCI	Current	Total Loans	90 Days Past Due and Still Accruing

Commercial	$-	$24	$-	$24	$630	$70,485	$71,139	$-
Real estate construction and land	287	-	75	362	1,461	35,718	37,541	-
1-4 family residential mortgages	1,176	191	598	1,965	9,076	312,144	323,185	-
Commercial mortgages	330	-	646	976	20,828	437,321	459,125	646
Consumer loans	315	41	59	415	72	44,938	45,425	59
Total Loans	$2,108	$256	$1,378	$3,742	$32,067	$900,606	$936,415	$705

The following table provides a summary, by class, of TDRs as of December 31, 2022 that continued to accrue interest under the terms of the restructuring agreement, which were considered to be performing, and TDRs that were placed in nonaccrual status which were considered to be nonperforming (dollars in thousands):

Troubled debt restructurings	December 31, 2022
	No. of	Recorded
	Loans	Investment
Performing TDRs
1-4 family residential mortgages	1	$88
Consumer	46	700
Total performing TDRs	47	$788

Nonperforming TDRs
1-4 family residential mortgages	2	$495
Consumer	0	-
Total nonperforming TDRs	2	495
Total TDRs	49	$1,283

There were no defaults in the three months ended March 31, 2022 on loans modified in the previous twelve months.

Note 5. Allowance for Credit Losses

On January 1, 2023, the Company adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost. For further information and discussion regarding the Company's accounting policies and policy elections related to the accounting standard update, see Note 1 - Summary of Significant Accounting Policies. All ACL information presented as of March 31, 2023 is in accordance with ASC 326. All ALLL information presented as of December 31, 2022 or a prior date is presented in accordance with previously applicable GAAP.

The ACL on the loan portfolio is a material estimate for the Company. The Company estimates is ACL on its loan portfolio on a quarterly basis. The Company utilizes two methodologies in its development of the ACL, discounted cash flow and remaining life.

•
Discounted Cash Flow
o
DCF models, being periodic in nature, allow for effective incorporation of a reasonable and supportable forecast in a directionally consistent and objective manner.
o
The analysis aligns well with other calculations/actions outside the ACL estimation, which will mitigate model risk in other areas and allow for symmetrical application. For example, fair value (exit price notion), profitability analysis, IRR calculations, ALM, stress testing, and other forms of cash flow analysis.
o
Peer data is available for certain inputs (Probability of Default, Loss Given Default) if first-party data is not available or meaningful. This is made possible by the periodic nature of the model.

o
The DCF methodology is utilized on the following pools: 1) Commercial & Industrial; 2) Construction; 3) Consumer; 4) CRE NonOwner Occupied; 5) CRE Owner Occupied; 6) HELOC & Junior Lien; 7) Residential 1st Lien; and 8) Multifamily.

•
Remaining Life
o
This methodology leverages a quarterly loss rate as well as future expectations of portfolio balances to calculate a reserve.
o
There are two main strengths of this methodology. First, it is fairly easy to execute and does not rely on large quantities of historical loan-level data. Second, it can satisfy the need to incorporate a reasonable and supportable forecast in a straightforward manner by either applying a forecast policy of “applicable history” or leveraging an actual econometric model for the analysis.
o
The remaining life methodology is utilized on the following pools: 1) Minute Lender; and 2) Student Loans.

Maximum Loss Rate - Management utilizes the same model to calculate maximum loss rates and expected loss rates for each segment. No additional models or methodologies were used to quantify the maximum loss rate, rather, a worst-case economic environment is utilized in the models. This process ensures symmetry between the maximum loss rate and the quantified loss rate. This process also leverages the well-documented regression models used in model development.

The process for deriving the maximum loss rate is outlined below:

•
The economic forecast reflects the worst economic environment observed for each economic factor. This is done by quantifying a rolling 1-year average for each economic factor. Then, the most pessimistic 1-year average observations are captured and utilized as economic forecast inputs within the application.
•
The economic forecast assumed is a ‘worst-case’ economic environment with inputs reflective of the great recession.
•
The economic forecast is used to quantify credit risk in the form of Loss Rate. The resulting periodic default and loss rates are applied to the prepayment adjusted amortization schedules for each segment.
•
The resulting ACL, which represents a lifetime reserve (symmetrical to the base model), is input into the qualitative framework’s maximum loss rate field. The difference between the expected model and the maximum model results are then allocated based on weight and risk assignment.

Qualitative Factors - ASC 326 requires an entity to adjust historical loss information to reflect the extent to which management expects reasonable and supportable forecasts to differ from the conditions that existed for the period over which historical information was evaluated. The adjustments for reasonable and supportable forecasts may be qualitative in nature and should reflect changes related to relevant data.

The Company utilizes a scorecard approach to assign qualitative factors. The scorecard approach is in alignment with the AICPA audit considerations for CECL which states:

These adjustments should be grounded in a methodology that is subject to appropriate governance, challenge, and periodic controlled reevaluation. Such methodology will generally require significant management judgment. The information used to support management’s adjustments may be publicly available information, information specifically developed for the entity via management’s specialist (internal or external), or other relevant and reliable information.

The purpose of the qualitative scorecard is to provide a qualitative estimate of the expected credit losses of the current loan portfolio in response to potential limitations of the quantitative model. It is used to aid in the assessment of the unquantifiable factors affecting expected credit losses in the loan portfolio. Benefits of the scorecard include directional consistency, objectivity, controls and quantification framework (auditable).

For each segment, the scorecard calculates the difference between the quantitative expected credit loss and the maximum loss rate. This difference represents all available qualitative adjustment that can be applied to that segment.

Individual Evaluation - In accordance with ASC 326, the Company will evaluate individual loans for expected credit losses when those loans do not share similar risk characteristics with loans evaluated using a collective (pooled) basis. Loans will not be included in both collective and individual analysis. Individual analysis will establish a specific reserve for each loan, using one of four methods: 1) Fair Value of Collateral Method (Collateral Relationship); 2) Cash Flow Method; 3) Advanced Cash Flow Method; or 4) Loan Pricing Method.

Management has elected to perform an individual evaluation on all loans in non-accrual status. As of March 31, 2023, after reviewing each loan in non-accrual status, a specific reserve of $27 thousand was established.

The primary driver in the decline in reserves from adoption date of January 1, 2023 to March 31, 2023 was a reduction in the student loan pool, both in loan balances and in the 12-quarter historical loss rate, which declined. For the other pools that use the DCF method, an improvement in the economic factor yielded a lower expected loss rate.

The following table shows the ACL activity by loan portfolio for the three months ended March 31, 2023 (dollars in thousands):

	Commercial Loans	Real Estate Construction and Land	1-4 family residential mortgages	Commercial mortgages	Consumer Loans	Total
Allowance for Credit Losses:
Balance as of December 31, 2022	$194	$221	$1,618	$2,820	$699	$5,552
Impact of ASC 326 adoption	(11)	440	14	1,577	471	2,491
Charge-offs	-	-	-	-	(142)	(142)
Recoveries	-	-	3	41	62	106
Provision for (recovery of) loan losses	(7)	(90)	(75)	33	(96)	(235)
Balance as of March 31, 2023	$176	$571	$1,560	$4,471	$994	$7,772

The following table presents a breakdown of the provision for credit losses for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Provision for credit losses:
Provision (recovery) for loans	$(235)	$148
Provision (recovery) for unfunded commitments	(13)	-
Total	$(248)	$148

The following table presents the Company's amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to those loans as of March 31, 2023 (dollars in thousands):

	March 31, 2023
	Real Estate Secured Loans	Allowance for Credit Losses -Loans
Commercial real estate - non owner occupied	$726	$-
Residential 1-4 family real estate	757	27
Total	$1,483	$27

The following table presents the Company's recorded investment in loans by credit quality indicators by year of origination as of March 31, 2023 (dollars in thousands):

	March 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial
Pass	$1,836	$15,324	$7,844	$9,392	$9,999	$24,511	$2,251	$71,157
Watch	-	46	-	-	133	11	-	190
Special Mention	-	-	-	-	-	103	8	111
Substandard	-	90	13	213	393	434	-	1,143
Total commercial	$1,836	$15,460	$7,857	$9,605	$10,525	$25,059	$2,259	$72,601
.
Real estate construction and land
Pass	$1,732	$12,243	$6,390	$2,448	$934	$8,696	$-	$32,443
Special Mention	-	-	-	-	-	641	-	641
Substandard	-	-	-	-	364	1,045	-	1,409
Total real estate construction and land	$1,732	$12,243	$6,390	$2,448	$1,298	$10,382	$-	$34,493
.
1-4 family residential mortgages
Pass	$2,497	$16,360	$59,194	$80,070	$26,432	$95,918	$25,878	$306,349
Watch	-	728	207	402	-	4,805	1,432	7,574
Special Mention	-	277	158	-	-	859	-	1,294
Substandard	-	-	54	508	101	1,405	509	2,577
Total 1-4 family residential mortgage	$2,497	$17,365	$59,613	$80,980	$26,533	$102,987	$27,819	$317,794
.
Commercial mortgages
Pass	$23,894	$41,703	$47,526	$108,099	$34,858	$175,772	$-	$431,852
Watch	-	-	2,876	4,374	8,899	9,820	-	25,969
Special Mention	-	-	396	296	-	1,212	-	1,904
Substandard	159	-	1,880	2,549	1,125	6,164	-	11,877
Total commercial mortgages	$24,053	$41,703	$52,678	$115,318	$44,882	$192,968	$-	$471,602
.
Consumer
Pass	$297	$297	$507	$389	$170	$24,835	$16,648	$43,143
Watch	-	-	-	-	-	117	13	130
Special Mention	-	-	-	-	-	77	-	77
Substandard	-	-	30	-	-	69	18	117
Total consumer	$297	$297	$537	$389	$170	$25,098	$16,679	$43,467

Current period gross write-off	$-	$-	$-	$-	$-	$142	$-	$142

Credit Quality Indicators

The Company utilizes the following credit quality indicators:

Pass

Loans with the following risk ratings are pooled by class and considered together as “Pass”:

Excellent – minimal risk loans secured by cash or fully guaranteed by a U.S. government agency

Good – low risk loans secured by marketable collateral within margin

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

Prior to the adoption of ASC 326

The following table presents the changes in the ACL by major classification during the year ended December 31, 2022 (dollars in thousands):

	Commercial Loans	Real Estate Construction and Land	Real Estate Mortgages	Consumer Loans	Total
Allowance for Credit Losses:
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

The following represents the loan portfolio designated by the internal risk ratings assigned to each credit as of December 31, 2022 (dollars in thousands). There were no loans rated “Doubtful” as December 31, 2022.

December 31, 2022	Excellent	Good	Pass	Watch	Special Mention	Sub- standard	TOTAL
Commercial	$30,121	$16,058	$22,853	$992	$122	$993	$71,139
Real estate construction and land	-	-	35,258	342	532	1,409	$37,541
1-4 family residential mortgages	-	-	308,041	7,935	5,431	1,778	$323,185
Commercial mortgages	-	-	408,513	34,828	3,872	11,912	$459,125
Consumer	461	17,544	26,326	977	22	95	$45,425
Total Loans	$30,582	$33,602	$800,991	$45,074	$9,979	$16,187	$936,415

Note 6. Goodwill and Other Intangible Assets

The carrying amount of goodwill was $7.8 million at March 31, 2023 and December 31, 2022 and $8.1 million as of March 31, 2022. The reduction from March 31, 2022 to the other periods presented resulted from the sale of Sturman Wealth Advisors in December of 2022 and the elimination of associated goodwill of $372 thousand.

The Company had $6.2 million, $6.6 million and $8.1 million of other intangible assets as of March 31, 2023, December 31, 2022 and March 31, 2022, respectively. Other intangible assets were recognized in connection with (i) the book of business, including interest in the client relationships of an officer, in connection with the acquisition of Sturman Wealth Advisors in 2016, and (ii) the core deposits acquired from Fauquier in 2021. The other intangible assets related to Sturman Wealth

Advisors were eliminated from the balance sheet in December of 2022 upon sale of the business line. The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets (dollars in thousands):

	March 31, 2023		December 31, 2022		March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible	$9,660	$(3,465)	$9,660	$(3,074)	$9,660	$(1,828)
Customer relationships intangible	-	-	-	-	773	(516)
Total	$9,660	$(3,465)	$9,660	$(3,074)	$10,433	$(2,344)

Amortization expense was $391 thousand and $456 thousand for the three months ended March 31, 2023 and 2022.

Estimated future amortization expense as of March 31, 2023 is as follows (dollars in thousands):

Core
Deposit
Intangible
For the nine months ending December 31, 2023	$1,102
For the year ending December 31, 2024	1,301
For the year ending December 31, 2025	1,110
For the year ending December 31, 2026	918
For the year ending December 31, 2027	726
Thereafter	1,038
Total	$6,195

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

Each of the Company’s long-term lease agreements is classified as an operating lease. Certain of these leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably assured of being exercised. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The following tables present information about the Company’s leases (dollars in thousands):

	March 31, 2023	March 31, 2022
Lease liability	$5,968	$7,295
Right-of-use asset	$6,336	$7,744
Weighted average remaining lease term	5.12 years	6.19 years
Weighted average discount rate	2.05%	1.98%

	Three Months Ended March 31,
Lease Expense:	2023	2022
Operating lease expense	$511	$445
Short-term lease expense	123	52
Total lease expense	$634	$497
Cash paid for amounts included in lease liabilities	$512	$398

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Undiscounted Cash Flow	March 31, 2023
Nine months ending December 31, 2023	$1,030
Twelve months ending December 31, 2024	1,257
Twelve months ending December 31, 2025	1,165
Twelve months ending December 31, 2026	822
Twelve months ending December 31, 2027	724
Thereafter	1,165
Total undiscounted cash flows	$6,163
Less: Discount	(195)
Lease liability	$5,968

Note 8. Net Income Per Share

The table below shows the weighted average number of shares used in computing net income per common share and the effect of the weighted average number of shares of potential dilutive common stock for the three months ended March 31, 2023 and 2022. Diluted net income per share is computed based on the weighted average number of shares of common stock equivalents outstanding, to the extent dilutive. The Company’s common stock equivalents relate to outstanding common stock options. The recipients of unvested restricted shares have full voting and dividend rights, and as such, unvested restricted stock as of March 31, 2023 and March 31, 2022 is included in the calculation of basic and diluted net income per share (dollars below reported in thousands except per share data).

Three Months Ended	March 31, 2023			March 31, 2022
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic net income per share	$5,791	5,338,099	$1.08	$4,924	5,311,983	$0.93
Effect of dilutive stock options	-	37,520	-	-	31,581	(0.01)
Diluted net income per share	$5,791	5,375,619	$1.08	$4,924	5,343,564	$0.92

For the three months ended March 31, 2023, there were 101,481 option shares considered anti-dilutive and excluded from this calculation. For the three months ended March 31, 2022, there were 101,901 option shares considered anti-dilutive and excluded from this calculation.

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

A summary of the shares issued and available under each of the Plans is shown below as of March 31, 2023. Share data and exercise price range per share have been adjusted to reflect prior issued stock dividends. Although the 2005 Plan has expired and no new grants will be issued under this plan, there were options issued before the plan expired that are still outstanding as shown below. No grants have been issued under the 2022 Plan.

	2022 Plan	2014 Plan	2005 Plan
Aggregate shares issuable	150,000	275,625	253,575
Options issued, net of forfeited and expired options	-	(170,106)	(59,870)
Unrestricted stock issued	-	(11,635)	-
Restricted stock grants issued, net of forfeited	-	(75,853)	-
Cancelled due to Plan expiration	-	-	(193,705)
Remaining available for grant	150,000	18,031	-

Stock grants issued and outstanding:
Total vested and unvested shares	-	87,488	-
Fully vested shares	-	44,415	-

Option grants issued and outstanding:
Total vested and unvested shares	-	166,901	-
Fully vested shares	-	96,349	-

Exercise price range	-	$23.75 to $42.62	-

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

Stock Options

Changes in the stock options outstanding related to the Plans are summarized below (dollars in thousands except per share data):

	March 31, 2023
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2023	168,280	$33.95	$830
Issued	-	-
Exercised	(1,379)	(13.69)
Expired	-	-
Outstanding at March 31, 2023	166,901	$34.12	$739

Options exercisable at March 31, 2023	96,349	$35.97	$339

For the three months ended March 31, 2023 and 2022, the Company recognized $42 thousand and $41 thousand, respectively, in compensation expense for stock options. As of March 31, 2023, there was $179 thousand in unrecognized compensation expense remaining to be recognized in future reporting periods through 2026. The fair value of any stock option grant is estimated at the grant date using the Black-Scholes pricing model. There were no stock option grants issued during the three months ended March 31, 2023 and 2022.

Summary information pertaining to options outstanding at March 31, 2023 is shown below. Share and per share data have been adjusted to reflect the prior stock dividends issued.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$23.75 to $30.00	65,000	7.3 Years	24.65	30,600	24.90
$30.01 to $40.00	44,420	7.3 Years	36.97	19,772	37.65
$40.01 to $42.62	57,481	5.1 Years	42.62	45,977	42.62
Total	166,901	6.6 Years	$34.12	96,349	$35.97

Stock Grants

Unrestricted stock grant – No unrestricted stock grants were awarded during the three months ended March 31, 2023. During the three months ended March 31, 2022, 100 shares of unrestricted stock were granted to an employee for a total expense of $4 thousand.

Restricted stock grants – No restricted stock was granted during the three months ended March 31, 2023. During the three months ended March 31, 2022, 5,730 restricted shares were granted. For the three months ended March 31, 2023, $111 thousand was expensed as a result of restricted stock grants. As of March 31, 2023, there was $1.2 million in unrecognized compensation expense for all restricted stock grants remaining to be recognized in future reporting periods through 2027.

Changes in the restricted stock grants outstanding during the three months ended March 31, 2023 are summarized below (dollars in thousands except per share data):

	March 31, 2023
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested as of January 1, 2023	51,664	$32.05	$1,858
Issued	-	-	-
Vested	(8,591)	32.21	(309)
Forfeited	-	-	-
Nonvested at March 31, 2023	43,073	$32.02	$1,549

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

Securities available for sale

Securities AFS are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). Additional information on interest rate swaps is presented in Note 12 – Derivative Instruments and Hedging Activities.

Interest rate swaps

The Company recognizes interest rate swaps at fair value. The Company has contracted with a third-party to provide valuations for interest rate swaps using standard valuation techniques. The Company’s interest rate swaps are classified as Level 2. Additional information on interest rate swaps is presented in Note 12 – Derivative Instruments and Hedging Activities.

The following tables present the balances measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (dollars in thousands):

		Fair Value Measurements at March 31, 2023 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government treasuries	$194,569	$-	$194,569	$-
U.S. Government agencies	29,225	-	29,225	-
Mortgage-backed securities/CMOs	165,628	-	165,628	-
Corporate bonds	18,784	-	18,784	-
Municipal bonds	84,554	-	84,554	-
Total securities available for sale	$492,760	$-	$492,760	$-

Interest rate swap asset	-	-	-	-
Total assets at fair value	$492,760	$-	$492,760	$-

		Fair Value Measurements at December 31, 2022 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government treasuries	$242,470	$-	$242,470	$-
U.S. Government agencies	28,755	-	28,755	-
Mortgage-backed securities/CMOs	167,076	-	167,076	-
Corporate bonds	18,729	-	18,729
Municipal bonds	81,156	-	81,156	-
Total securities available for sale	$538,186	$-	$538,186	$-

Liabilities:
Interest rate swap liabilities	$506	$-	$506	$-
Total liabilities at fair value	$538,692	$-	$538,692	$-

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

Other Real Estate Owned

Other real estate owned is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the ACL. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the Consolidated Statements of Income. As of March 31, 2023 and December 31, 2022, the Company had no OREO property. As of March 31, 2022, the Company had one OREO property that had been acquired through the Merger with a fair value of $611 thousand, which was sold during the second quarter of 2022.

Collateral Dependent Loans with an ACL

In accordance with ASC 326, we may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the ACL are determined by analyzing the borrower's ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower's industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. We reevaluate the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice.

The following table presents the Company's assets that were measured at fair value on a nonrecurring basis as of March 31, 2023 (dollars in thousands). There were no such assets to report as of December 31, 2022.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans	$28	$-	$-	$28

Description	Fair Value	Valuation Technique	Unobservable Inputs	Discount Rate
Assets:
Individually evaluated loans	$28	Market comparables	Discount applied to recent appraisal	20.0%

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

The carrying values and estimated fair values of the Company's financial instruments as of March 31, 2023 and December 31, 2022 are as follows (dollars in thousands):

		Fair Value Measurements at March 31, 2023 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$35,281	$35,281	$-	$-	$35,281
Available for sale securities	492,760	-	492,760	-	492,760
Restricted securities	5,750	-	5,750	-	5,750
Loans, net	932,185	-	-	893,836	893,836
Bank owned life insurance	38,804	-	38,804	-	38,804
Accrued interest receivable	4,720	-	2,008	2,712	4,720
Interest rate swap asset	-	-	-	-	-

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$1,227,541	$-	$1,227,541	$-	$1,227,541
Certificates of deposit	169,719	-	170,307	-	170,307
Junior subordinated debt, net	3,424	-	3,424	-	3,424
Accrued interest payable	637	-	637	-	637

		Fair Value Measurements at December 31, 2022 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$40,136	$40,136	$-	$-	$40,136
Available for sale securities	538,186	-	538,186	-	538,186
Restricted securities	5,137	-	5,137	-	5,137
Loans, net	930,863	-	-	890,929	890,929
Assets held for sale	965	-	965	-	965
Bank owned life insurance	38,552	-	38,552	-	38,552
Accrued interest receivable	4,879	-	2,265	2,614	4,879
Interest rate swap asset	506	-	506	-	506

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$1,363,232	$-	$1,363,232	$-	$1,363,232
Certificates of deposit	115,106	-	109,260	-	109,260
Junior subordinated debt, net	3,413	-	3,413	-	3,413
Accrued interest payable	157	-	157	-	157

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

Note 11. Other Comprehensive Income (Loss)

The following table presents the changes in each component of accumulated other comprehensive income (loss) as of March 31, 2023 and March 31, 2022 (dollars in thousands).

	Securities AFS	Interest Rate Swap	Total
Accumulated other comprehensive income (loss) at December 31, 2022	$(49,024)	$400	$(48,624)

Other comprehensive income (loss) arising during the period	7,605	(46)	7,559
Related income tax effects	(1,597)	9	(1,588)
	6,008	(37)	5,971

Reclassification into net income	206	(460)	(254)
Related income tax effects	(43)	97	54
	163	(363)	(200)

Accumulated other comprehensive income (loss) at March 31, 2023	$(42,853)	$—	$(42,853)

	Securities AFS	Interest Rate Swap	Total
Accumulated other comprehensive income (loss) at December 31, 2021	$(2,164)	$(47)	$(2,211)

Other comprehensive income (loss) arising during the period	(24,871)	276	(24,595)
Related income tax effects	5,223	(58)	5,165
	(19,648)	218	(19,430)

Accumulated other comprehensive income (loss) at March 31, 2022	$(21,812)	$171	$(21,641)

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

Cash flow hedges. The Company designates interest rate swaps as cash flow hedges when they are used to manage exposure to variability in cash flows on variable rate borrowings such as the Company’s junior subordinated debt. These interest rate swaps are derivative financial instruments that manage the risk of variability in cash flows by exchanging variable-rate interest payments on a notional amount of the Company’s borrowings for fixed-rate interest payments. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable-rate interest payments, and the Company assesses the effectiveness of each hedging relationship quarterly. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. At December 31, 2022, the Company had a designated cash flow hedge to manage its exposure to variability in cash flows on one variable rate borrowing through 2036. In anticipation of terminating the borrowing position in the current year, such hedge position was liquidated in the first quarter of 2023 for a gain of $460 thousand. There are no other hedges in place as of March 31, 2023.

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

Cash collateral held at other banks for swaps was $580 thousand as of December 31, 2022. Related to the liquidation of the hedge as noted above, the cash collateral was returned to the Company. Collateral was dependent on the market valuation of the underlying hedges.

The follow table summarizes the Company’s derivative instruments as of December 31, 2022 (dollars in thousands):

	December 31, 2022
Derivatives designated as hedging instruments	Notional/ Contract Amount	Fair Value	Fair Value Balance Sheet Location	Expiration Date
Interest rate forward swap - cash flow	$4,000	$506	Junior subordinated debt	6/15/2031

Note 13. Segment Reporting

For the financial periods noted in this report, the Company has four reportable segments. Each reportable segment is a strategic business unit that offers different products and services. They are managed separately, because each segment appeals to different markets and, accordingly, require different technology and marketing strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies provided earlier in this report.

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
•
Sturman Wealth Advisors – Sturman Wealth Advisors, formerly known as VNB Investment Services, offered wealth management and investment advisory services. Revenue for this segment was generated primarily from investment advisory and financial planning fees, with a small portion attributable to brokerage commissions. The Bank sold this business line effective December 19, 2022.
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

Segment information for the three months ended March 31, 2023 and 2022 is shown in the following tables (dollars in thousands). Note that asset information is not reported below, as the assets of VNB Trust & Estate Services are reported at the Bank level and the assets of Sturman Wealth Advisors were reported at the Bank level prior to the sale of the business line on December 19, 2022; also, assets specifically allocated to the lines of business other than the Bank are insignificant and are no longer provided to the chief operating decision maker.

Three months ended March 31, 2023	Bank	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$13,413	$-	$-	$13,413
Provision for credit losses	(248)	-	-	(248)
Noninterest income	1,855	260	161	2,276
Noninterest expense	8,370	309	182	8,861
Income (loss) before income taxes	7,146	(49)	(21)	7,076
Provision for (benefit from) income taxes	1,299	(10)	(4)	1,285
Net income (loss)	$5,847	$(39)	$(17)	$5,791

Three months ended March 31, 2022	Bank	Sturman Wealth Advisors	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$11,425	$-	$-	$-	$11,425
Provision for (recovery of) loan losses	148	-	-	-	148
Noninterest income	1,534	216	2,831	206	4,787
Noninterest expense	8,821	166	922	186	10,095
Income before income taxes	3,990	50	1,909	20	5,969
Provision for income taxes	630	10	401	4	1,045
Net income	$3,360	$40	$1,508	$16	$4,924

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements, and notes thereto, of Virginia National Bankshares Corporation included in this report and the audited consolidated financial statements, and notes thereto, of the Company included in the Company’s Form 10-K for the year ended December 31, 2022. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or any future period.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT COULD AFFECT FUTURE RESULTS

Certain statements contained or incorporated by reference in this quarterly report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, statements with respect to the Company’s operations, performance, future strategy and goals, and are often characterized by use of qualified words such as “expect,” “believe,” “estimate,” “project,” “anticipate,” “intend,” “will,” “should,” or words of similar meaning or other statements concerning the opinions or judgment of the Company and its management about future events. While Company management believes such statements to be reasonable, future events and predictions are subject to circumstances that are not within the control of the Company and its management. Actual results may differ materially from those included in the forward-looking statements due to a number of factors, including, without limitation, the effects of and changes in: inflation, interest rates, market and monetary fluctuations; liquidity and capital requirements; market disruptions including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises, war and other military conflicts (including the ongoing military conflict between Russia and Ukraine) or other major events, the governmental and societal responses thereto, or the prospect of these events; changes, particularly declines, in general economic and market conditions in the local economies in which the Company operates, including the effects of declines in real estate values; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; the impact of changes in laws, regulations and guidance related to financial services including, but not limited to, taxes, banking, securities and insurance; changes in accounting principles, policies and guidelines; the financial condition of the Company’s borrowers; the Company's ability to attract, hire, train and retain qualified employees; an increase in unemployment levels; competitive pressures on loan and deposit pricing and demand; fluctuation in asset quality; assumptions that underlie the Company’s ACL; the value of securities held in the Company's investment portfolio; performance of assets under management; cybersecurity threats or attacks and the development and maintenance of reliable electronic systems; changes in technology and their impact on the marketing of new products and services and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services; the risks and uncertainties described from time to time in the Company’s press releases and filings with the SEC; and the Company’s performance in managing the risks involved in any of the foregoing. Many of these factors and additional risks and uncertainties are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and other reports filed from time to time by the Company with the Securities and Exchange Commission. These statements speak only as of the date made, and the Company does not undertake to update any forward-looking statements to reflect changes or events that may occur after this release.

OVERVIEW

Our primary financial goal is to maximize the Company’s earnings to increase long-term shareholder value. We monitor three key financial performance measures to determine our success in realizing this goal: 1) return on average assets, 2) return on average equity, and 3) net income per share.

•
ROAA for the three months ended March 31, 2023 was 1.48% compared to 1.03% realized in the same period in the prior year, as the increase in net income was higher and average assets lower in the current period as compared to the same period in the prior year.
•
ROAE for the three months ended March 31, 2023 was 17.57% compared to 12.53% realized in same period in the prior year.
•
Net income per diluted share was $1.08 for the three months ended March 31, 2023, compared to $0.92 for the same period in the prior year, due to the increase of $867 thousand in net income.

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

For additional information regarding critical accounting policies, refer to the Application of Critical Accounting Policies and Critical Accounting Estimates section under Item 7 in the Company’s 2022 Form 10-K. The significant change in the Company’s application of critical accounting policies since December 31, 2022 relates to the estimate of the allowance for credit losses, described as follows:

Allowance for credit losses - The Company establishes the ACL through charges to earnings in the form of a provision for credit losses. Loan losses are charged against the allowance for credit losses for the difference between the carrying value of the loan and the estimated net realizable value or fair value of the collateral, if collateral dependent, when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the ACL. The ACL represents management’s current estimate of expected credit losses over the contractual term of loans held for investment, and is recorded at an amount that, in management’s judgment, reduces the recorded investment in loans to the net amount expected to be collected. Management’s judgment in determining the level of the ACL is based on evaluations of historical loan losses, current conditions and reasonable and supportable forecasts relevant to the collectability of loans. The measurement of the ACL on all loans is based in part on forecasts of the national unemployment rate, which we believe to be indicative of risk factors related to the collectability of the loans. In addition, management’s estimate of expected credit losses is based on the remaining life of certain consumer loans held for investment, and changes in expected prepayment behavior may result in changes in the remaining life of loans and expected credit losses. Management also assesses the risk of credit losses arising from changes in general market, economic and business conditions; the nature and volume of the loan portfolio; the volume and severity of delinquencies and adversely classified loan balances and the value of underlying collateral in determining the recorded balance of the ACL. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. In evaluating the level of the ACL, we consider a range of possible assumptions and outcomes related to the various factors identified above. The level of the allowance is particularly sensitive to changes in the actual and forecasted national unemployment rate and changes in current conditions or reasonably expected future conditions affecting the collectability of loans.

FINANCIAL CONDITION

Total assets

The total assets of the Company as of March 31, 2023 were $1.6 billion. This is a $51.8 million, or 3.2%, decrease from total assets reported at December 31, 2022 and a $363.7 million, or 18.8%, decrease from total assets reported at March 31, 2022. During 2022, the Company made a strategic decision to delay increasing rates paid on deposit accounts. As a result, the Company has experienced expected declines in deposit balances through the first quarter of 2023, which resulted in decreases within overnight investments and in the securities portfolio in order to provide necessary funding.

Interest-bearing deposits in other banks

The Company had $15.6 million of interest-bearing deposits in other banks as of March 31, 2023, compared to $19.1 million as of December 31, 2022 and $311.5 million as of March 31, 2022. During 2022, significant excess liquidity was deployed into short-term investment securities. The Company's strategic decision to delay increasing cost of funds, as stated above, resulted in an expected decline in interest-bearing deposits during the three months ended March 31, 2023.

Federal funds sold

The Company had overnight federal funds sold of $12 thousand as of March 31, 2023, $45 thousand as of December 31, 2022 and $152.5 million as of March 31, 2022. Any excess funds are sold on a daily basis in the federal funds market. The Company monitors liquidity on a daily basis to ensure that it maintains sufficient liquidity to meet its funding commitments at all times.

The Company continues to participate in the Excess Balance Account of the Federal Reserve Bank of Richmond. The EBA is a limited-purpose account at the FRB for the maintenance of excess cash balances held by financial institutions. The EBA eliminates the potential of concentration risk that comes with depositing excess balances with one or multiple correspondent banks.

Securities

The Company’s investment securities portfolio as of March 31, 2023 totaled $498.5 million, a decrease of $44.8 million compared with the $543.3 million reported at December 31, 2022 and an increase of $152.0 million from the $346.5 million reported at March 31, 2022. The decrease from year-end is due to sales from lower yielding AFS securities to meet funding demands discussed earlier, while the increase during the same period in the prior year is the result of deploying excess funds into higher yielding assets. Management proactively manages the mix of earning assets and cost of funds to maximize the earning capacity of the Company. At March 31, 2023 and December 31, 2022, the investment securities holdings represented 31.7% and 33.5% of the Company’s total assets, respectively.

The Company’s investment securities portfolio included restricted securities totaling $5.8 million as of March 31, 2023, compared to $5.1 million as of December 31, 2022 and $5.1 million as of March 31, 2022. These securities represent stock in the FRB, the FHLB, CBB Financial Corporation (the holding company for Community Bankers' Bank), and an investment in an SBA loan fund. The level of FRB and FHLB stock that the Company is required to hold is determined in accordance with membership guidelines provided by the Federal Reserve and the FHLB, respectively. Stock ownership in the bank holding company for Community Bankers’ Bank provides the Company with several benefits that are not available to non-shareholder correspondent banks. None of these restricted securities are traded on the open market and can only be redeemed by the respective issuer.

At March 31, 2023, the unrestricted securities portfolio totaled $492.8 million. The following table summarizes the Company's AFS securities by type as of March 31, 2023, December 31, 2022, and March 31, 2022 (dollars in thousands):

	March 31, 2023		December 31, 2022		March 31, 2022
		% of		% of		% of
	Balance	Total	Balance	Total	Balance	Total
U.S. Government treasuries	$194,569	39.5%	$242,470	45.1%	$39,392	11.5%
U.S. Government agencies	29,225	5.9%	28,755	5.3%	32,264	9.5%
Mortgage-backed securities/CMOs	165,628	33.6%	167,076	31.0%	176,960	51.8%
Corporate bonds	18,784	3.8%	18,729	3.5%	3,703	1.1%
Municipal bonds	84,554	17.2%	81,156	15.1%	89,042	26.1%
Total available for sale securities	$492,760	100.0%	$538,186	100.0%	$341,361	100.0%

The securities are held primarily for earnings, liquidity, and asset/liability management purposes and are reviewed quarterly for possible other-than-temporary impairments. During this review, management analyzes the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer, and the Company’s intent and ability to hold the security to recovery or maturity. These factors are analyzed for each individual security. Refer to Note 1. Summary of Significant Accounting Policies for discussion on the impact of CECL to the evaluation of securities for ACL.

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

As of March 31, 2023, total loans were $940.0 million, compared to $936.4 million as of December 31, 2022 and $1.0 billion at March 31, 2022. Loans as a percentage of total assets at March 31, 2023 were 59.8%, compared to 52.0% as of March 31, 2022. Loans as a percentage of deposits at March 31, 2023 were 67.3%, compared to 56.8% as of March 31, 2022.

The following table summarizes the Company's loan portfolio by type of loan as of March 31, 2023, December 31, 2022, and March 31, 2022 (dollars in thousands):

	March 31, 2023		December 31, 2022		March 31, 2022
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial loans	$72,601	7.7%	$71,139	7.6%	$88,858	8.8%
Real estate mortgage:
Construction and land	34,493	3.7%	37,541	4.0%	64,937	6.5%
1-4 family residential mortgages	317,794	33.8%	323,185	34.5%	343,382	34.1%
Commercial	471,602	50.2%	459,125	49.0%	459,103	45.6%
Total real estate mortgage	823,889	87.7%	819,851	87.5%	867,422	86.2%
Consumer	43,467	4.6%	45,425	4.9%	50,682	5.0%
Total loans	$939,957	100.0%	$936,415	100.0%	$1,006,962	100.0%

Loan balances increased by $3.5 million or 0.4% from December 31, 2022 to March 31, 2023. During the first quarter of 2023, the Company funded $27.5 million in organic loan production. However, significant paydowns nearly offset this loan production, due to the following reasons: 1) $7.2 million of loan payoffs due to property sales, 2) $4.2 million of reductions due to competitor payoffs, 3) $2.2 million of cash payoffs, and 4) $1.8 million of payoffs due to the customer no longer needing the loan, which could have been related to the increase in rate. As of March 31, 2023, only $215 thousand of PPP loans remain outstanding on the Bank's balance sheet.

The following table details the Company's levels of non-owner occupied commercial real estate as of March 31, 2023, along with the average loan size and % of risk ratings for each category (dollars in thousands):

Loan Type	Balance	% of Total CRE	Average Loan Size	Special Mention	Substandard	Non-accrual
Hotels	$15,658	6.82%	$2,610	0.00%	0.00%	0.00%
Office Building	69,845	30.40%	812	0.00%	0.00%	0.00%
Warehouses/Industrial	28,426	12.37%	1,093	0.00%	2.44%	1.76%
Retail	88,879	38.69%	1,481	0.06%	0.00%	0.00%
All Other Commercial Buildings	26,922	11.72%	1,171	1.29%	0.00%	0.00%
Total Non-Owner Occupied CRE	$229,730

Loan quality

The Company continues to experience extremely low levels of NPAs, as a result of strict underwriting standards and practices. However, the economic environment in the Company's lending footprint could be impacted as persistent inflation, higher interest rates, and other signs of recession materialize, which could increase NPAs in future periods.

Nonaccruals - Nonaccrual loans, comprised of six loans to five borrowers, totaled $1.2 million at March 31, 2023, compared to balances of $673 thousand and $518 thousand reported at December 31, 2022 and March 31, 2022, respectively. The adoption of CECL altered the manner in which purchased loans that were in nonaccrual status are presented, and as a result, two such loans totaling $566 thousand are now included in this figure.

Past Due Loans - The Company had loans in its portfolio totaling $69 thousand, $705 thousand and $837 thousand, as of March 31, 2023, December 31, 2022 and March 31, 2022, respectively, that were 90 or more days past due and still accruing interest as the Company deemed them to be collectible. The balance as of March 31, 2023 consists of four non-insured student loans that are 90 days or more past due and still accruing interest.

Troubled Loan Modifications - The Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, effective January 1, 2023 on a prospective basis. Refer to Note 1. Summary of Significant Accounting Policies in Part I, Item 1, Notes to Consolidated Financial Statements for information on the Company's accounting policy for loan modifications to borrowers experiencing financial difficulty and how the Company defines TLMs. As of March 31, 2023, the Company had TLMs totaling $1.2 million.

Troubled Debt Restructurings - After the adoption of ASU 2022-02, the Company no longer has TDRs. The below information is presented for December 31, 2022, prior to the adoption of ASU 2022-02.

As of December 31, 2022, the Company had a total of $1.3 million of loans classified as TDRs. Of this balance only one loan in the amount of $495 thousand was a nonperforming TDR. The remaining $788 thousand, of which $700 thousand were student loans, were classified as performing. Based on regulatory guidance on student lending, the Company classified 46 of its Purchased Student Loans as TDRs for a total of $700 thousand as of December 31, 2022. These borrowers that should have been in repayment have requested and been granted payment extensions or reductions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered TDRs. Student loan borrowers are allowed in-school deferments, plus an automatic six-month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance. Management evaluated these loans individually for impairment and included any probable loss in the allowance for loan loss; interest continued to accrue on these TDRs during any deferment and forbearance periods.

Management identifies potential problem loans through its periodic loan review process and considers potential problem loans as those loans classified as special mention, substandard, or doubtful.

Allowance for Credit Losses

The relationship of the ACL to total loans and nonaccrual loans appears below (dollars in thousands):

	March 31, 2023	December 31, 2022	March 31, 2022
Total loans	$939,957	$936,415	$1,006,962
Nonaccrual loans	$1,228	$673	$518
Allowance for credit losses	$7,772	$5,552	$5,834
Nonaccrual loans to total loans	0.13%	0.07%	0.05%
ACL to total loans	0.83%	0.59%	0.58%
ACL to nonaccrual loans	632.90%	824.96%	1126.25%

The ACL on loans as a percentage of loans was 0.83% as of March 31, 2023, 0.59% as of December 31, 2022, and 0.58% as of March 31, 2022. The total of the ACL and the fair value mark as a percentage of gross loans (a non-GAAP financial measure) amounted to 2.33% as of March 31, 2023, compared to 2.29% as of December 31, 2022. The fair value mark that was allocated to the acquired loans was $21.3 million as of the Effective Date, with a remaining balance of $14.1 million as of March 31, 2023. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP ACL as a percentage of loans.

A recovery of provision for loan losses totaling $235 thousand and a provision for loan losses totaling $148 thousand were recorded in the three months ended March 31, 2023 and 2022, respectively. The following is a summary of the changes in the ACL for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	2023	2022
Allowance for loan losses, December 31 of prior year	$5,552	$5,984
Impact of adoption of CECL, January 1, 2023	$2,491	$—
Charge-offs	(136)	(473)
Recoveries	100	175
Provision for (recovery of) loan losses	(235)	148
Allowance for credit losses, March 31	$7,772	$5,834

For additional insight into management’s approach and methodology in estimating the ACL, please refer to the earlier discussion of “Allowance for Credit Losses” in Note 5 of the Notes to Consolidated Financial Statements. In addition, Note 5 includes details regarding the rollforward of the allowance by loan portfolio segments. The rollforward tables indicate the activity for loans that are charged-off, amounts received from borrowers as recoveries of previously charged-off loan balances, and the allocation by loan portfolio segment of the provision made during the period. The events that can positively impact the amount of allowance in a given loan segment include any one or all of the following: the recovery of a previously charged-off loan balance; the decline in the amount of classified or delinquent loans in a loan segment from the previous period, which most commonly occurs when these loans are repaid or are foreclosed; or when there are improvements in the ratios used to estimate the probability of loan losses. Improvements to the ratios could include lower historical loss rates, improvements to any of the qualitative factors mentioned above, or reduced loss expectations for individually-classified loans.

Management reviews the ACL on a quarterly basis to ensure it is adequate based upon the calculated probable losses inherent in the portfolio. Management believes the ACL was adequately provided for as of March 31, 2023 and acknowledges that the ACL may increase throughout the year as economic conditions may continue to deteriorate for the foreseeable future.

Premises and equipment

The Company’s premises and equipment, net of depreciation, as of March 31, 2023 totaled $17.7 million compared to $17.8 million as of December 31, 2022 and $24.7 million as of March 31, 2022, decreasing from prior year first quarter due to the sale of two buildings in the second quarter of 2022. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method based on the estimated useful lives of assets. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, assets and related accumulated depreciation are removed from the books, and any resulting gain or loss is charged to income.

As of March 31, 2023, the Company occupied fourteen full-service banking facilities throughout Albemarle, Fauquier and Prince William counties and the cities of Charlottesville, Richmond, Manassas and Winchester, Virginia. The Company also operates a drive-through location at 301 East Water Street, Charlottesville, Virginia.

The five-story office building at 404 People Place, Charlottesville, Virginia, located in Albemarle County, also serves as the Company’s corporate headquarters, operations center, and the office of Masonry Capital. Sturman Wealth currently leases space in the 404 People Place office building. VNB Trust & Estate Services is located at 103 Third Street, SE, Charlottesville, Virginia.

Both the Arlington Boulevard facility in Charlottesville and the People Place facility in Albemarle County also contain office space that is currently under lease to tenants.

Assets held for sale of $965 thousand as of December 31, 2022 were sold during the three months ended March 31, 2023.

Leases

As of March 31, 2023, the Company has recorded $6.3 million of right-of-use assets and $6.0 million of lease liabilities, in accordance with ASU 2016-02 “Leases” (Topic 842). As of December 31, 2022, $6.5 million of right-of-use assets and $6.2 million of lease liabilities were included on the balance sheet. Right-of-use assets are assets that represent the Company’s right to use, or control the use of, a specified asset for the lease term, offset by the lease liability, which is the Company’s obligation to make lease payments arising from a lease, measured on a discounted basis.

Deposits

Deposit accounts represent the Company’s primary source of funds and are comprised of demand deposits, interest-bearing checking, money market, and savings accounts as well as time deposits. These deposits have been provided predominantly by individuals, businesses and charitable organizations in the Commonwealth of Virginia.

Total deposits as of March 31, 2023 were $1.4 billion, a decrease of $81.1 million compared to December 31, 2022, and a decrease of $377.1 million compared to March 31, 2022 (dollars in thousands). As stated above, during 2022, the Company made a strategic decision to delay increasing rates paid on deposit accounts. As a result, the Company has experienced expected declines during 2022 and the first quarter of 2023 in deposit balances.

	March 31, 2023		December 31, 2022		March 31, 2022
		% of		% of		% of
	Balance	Total	Balance	Total	Balance	Total
No cost and low cost deposits:
Noninterest demand deposits	$448,094	32.1%	$495,649	33.5%	$523,189	29.5%
Interest checking accounts	360,652	25.8%	399,983	27.1%	451,339	25.5%
Money market and savings deposit accounts	418,795	30.0%	467,600	31.6%	644,418	36.3%

Total noninterest and low cost deposit accounts	1,227,541	87.9%	1,363,232	92.2%	1,618,946	91.3%

Time deposit accounts:
Certificates of deposit	165,591	11.8%	111,134	7.5%	149,759	8.4%
CDARS deposits	4,128	0.3%	3,972	0.3%	5,643	0.3%
Total certificates of deposit and other time deposits	169,719	12.1%	115,106	7.8%	155,402	8.7%

Total deposit account balances	$1,397,260	100.0%	$1,478,338	100.0%	$1,774,348	100.0%

Noninterest-bearing demand deposits on March 31, 2023 were $448.1 million, representing 32.1% of total deposits. Interest-bearing transaction, money market, and savings accounts totaled $779.4 million, and represented 55.8% of total deposits at March 31, 2023. Collectively, noninterest-bearing and interest-bearing transaction, money market and savings accounts represented 87.9% of total deposit accounts at March 31, 2023. These account types are an excellent source of low-cost funding for the Company.

The Company also offers insured cash sweep deposit products. ICS® deposit balances of $41.3 million and $85.1 million are included in the interest checking accounts and in the money market and savings deposit accounts balances, respectively, in the table above, as of March 31, 2023. As of December 31, 2022, ICS® deposit balances of $31.0 million and $229.1 million are included in the interest checking accounts and in the money market and savings deposit account balances, respectively. All ICS® accounts consist of reciprocal balances for the Company’s customers. The Company currently holds no brokered or specialty CDs.

The remaining 12.1% of total deposits consisted of certificates of deposit and other time deposit accounts totaling $169.7 million at March 31, 2023. Included in these deposit totals are CDARSTM, whereby depositors can obtain FDIC deposit insurance on account balances of up to $50 million. CDARSTM deposits totaled $4.1 million as of March 31, 2023 and $4.0 million as of December 31, 2022, all of which were reciprocal balances for the Company’s customers.

As of March 31, 2023 and December 31, 2022, the estimated amounts of uninsured deposits were $370.6 million, or 26.5% and $459.4 million, or 31.1% of total deposits, respectively.

Borrowings

Borrowings, consisting primarily of FHLB advances and federal funds purchased, are additional sources of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company's ability to earn a favorable spread on the funds obtained.

As of March 31, 2023, based on the FHLB’s evaluation, the Company has an available credit position of $405 million, for which access can be negotiated based on multiple factors. The Company currently has a collateral dependent line of credit with the FHLB for $68.6 million, secured by commercial mortgages, with borrowings of $19.3 million as of March 31, 2023 and an off-balance sheet letter of credit in the amount of $30 million as of March 31, 2023, which is issued in favor of the Commonwealth of Virginia Department of the Treasury to secure public fund depository accounts. As of December 31, 2022, there were no borrowings with the FHLB and the letter of credit balance was $30 million.

Additional borrowing arrangements maintained by the Company include formal unsecured federal funds lines with six major regional correspondent banks for a total of $114 million and a secured line with the Federal Reserve discount window in the amount of $4 million, based on the market value of the collateral. The Company had no outstanding balances on these lines or facilities as of March 31, 2023, December 31, 2022 or March 31, 2022.

Junior Subordinated Debt

In 2006, a subsidiary of Fauquier, Fauquier Statutory Trust II, privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Fauquier’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. As of March 31, 2023 and December 31, 2022, total capital securities were $3.4 million, as adjusted to fair value as of the date of the Merger. The interest rate on the capital security resets every three months at 1.70% above the then current three-month LIBOR and is paid quarterly. Management is in communication with the issuer regarding the alternative reference rate that will apply after the discontinuance of LIBOR.

The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

Shareholders' equity and regulatory capital ratios

The following table displays the changes in shareholders' equity for the Company from December 31, 2022 to March 31, 2023 (dollars in thousands):

Equity, December 31, 2022	$133,416
Net income	5,791
Other comprehensive income	5,771
Impact of adoption of CECL	(1,890)
Cash dividends declared	(1,762)
Exercise of stock options	18
Equity increase due to expensing of stock options	42
Equity increase due to expensing of restricted stock	111
Equity, March 31, 2023	$141,497

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

The Company’s Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios were 17.62%, 17.62%, 18.41% and 10.67%, respectively, as of March 31, 2023, thus exceeding the minimum requirements. The Bank’s Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios were 17.36%, 17.36%, 18.18% and 10.51%, respectively, as of March 31, 2023, also exceeding the minimum requirements.

As of March 31, 2023, the Bank exceeded all of the following minimum capital ratios in order to be considered “well capitalized” under the PCA regulations, as revised: (i) a common equity Tier 1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%.

RESULTS OF OPERATIONS

Non-GAAP presentations

The accounting and reporting policies of the Company conform to GAAP and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of the Company’s performance. These include adjusted ROAA, adjusted ROAE, adjusted net income, adjusted earnings per share, adjusted ACL to total loans, tangible book value per share and the following fully-taxable equivalent measures: net interest income-FTE, efficiency ratio-FTE and net interest margin-FTE. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent that was applicable for all periods presented.

Management believes that the use of these non-GAAP measures provides meaningful information about operating performance by enhancing comparability with other financial periods, other financial institutions, and between different sources of interest income. The non-GAAP measures used by management enhance comparability by excluding the effects of (1) items that do not reflect ongoing operating performance, (2) items that do not reflect the implicit percentage of the ACL to total loans, such as the impact of fair value adjustment, (3) balances of intangible assets, including goodwill, that vary significantly between institutions, and (4) tax benefits that are not consistent across different opportunities for investment. These non-GAAP financial measures should not be considered an alternative to GAAP-basis financial statements, and other banks and bank holding companies may define or calculate these or similar measures differently. Net income is discussed in Management’s Discussion and Analysis on a GAAP basis unless noted as “non-GAAP.”

A reconcilement of the non-GAAP financial measures used by the Company to evaluate and measure the Company's performance to the most directly comparable GAAP financial measures is presented below (dollars in thousands, except for the per share data):

	For the three months ended
	March 31, 2023	March 31, 2022

Fully tax-equivalent measures
Net interest income	$13,413	$11,425
Fully tax-equivalent adjustment	87	65
Net interest income (FTE)	$13,500	$11,490

Efficiency ratio	56.5%	62.3%
Fully tax-equivalent adjustment	-0.4%	-0.3%
Efficiency ratio (FTE)	56.1%	62.0%

Net interest margin	3.69%	2.57%
Fully tax-equivalent adjustment	0.02%	0.02%
Net interest margin (FTE)	3.71%	2.59%

	As of
	March 31, 2023	December 31, 2022
Other financial measures:
ACL to total loans	0.83%	0.59%
Fair value mark to total loans	1.50%	1.70%
ACL + fair value mark to total loans (non-GAAP)	2.33%	2.29%

Book value per share	$26.51	$25.00
Impact of intangible assets	(2.62)	(2.69)
Tangible book value per share (non-GAAP)	$23.89	$22.31

Total equity	$141,497	$133,416
Impact of intangible assets	(13,963)	(14,354)
Tangible equity	$127,534	$119,062

Net income

Net income for the three months ended March 31, 2023 was $5.8 million, a $867 thousand increase compared to net income reported for the three months ended March 31, 2022. Net income per diluted share was $1.08 for the quarter ended March 31, 2023 compared to $0.92 per diluted share for the same quarter in the prior year.

Net interest income

Net interest income (FTE) for the three months ended March 31, 2023 was $13.5 million, a $2.0 million increase compared to net interest income (FTE) of $11.5 million for the three months ended March 31, 2022. Net interest income (FTE) increased primarily due to the increased volume of securities, increasing from an average of $313.4 million in the three months ended March 31, 2022 to $514.5 million in the three months ended March 31, 2023, positively impacting interest income by $1.2 million. The increase in yield earned on such securities over the same period positively impacted interest income by $815 thousand, increasing from 1.86% for the three months ended March 31, 2022 to 2.67% for the three months ended March 31, 2023. Interest bearing deposits in other banks contributed an additional $138 thousand to net interest income (FTE) for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decline in average loan balances, from $1.0 billion for the three months ended March 31, 2022 to $932.8 million for the three months ended March 31, 2023, negatively impacted interest income by $1.1 million. However the yields on loans increased from 4.23% for the three months ended March 31, 2022 to 5.55% for the three months ended March 31, 2023.

The fair value accretion on Acquired Loans positively impacted net interest income by 41 bps during the three months ended March 31, 2023. Net interest income (FTE) was negatively impacted by the $2.0 million increase in interest expense, as described below.

Net interest margin (FTE) is the ratio of net interest income (FTE) to average earning assets for the period. The level of interest rates, together with the volume and mix of earning assets and interest-bearing liabilities, impact net interest income (FTE) and net interest margin (FTE). The net interest margin (FTE) of 3.71% for the three months ended March 31, 2023 was 112 bps higher than the 2.59% for the three months ended March 31, 2022. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP net interest margin.

Interest expense increased $2.0 million for the three months ended March 31, 2023 compared to the same period in the prior year. Overall, the cost of interest-bearing deposits increased period over period, from a cost of 29 bps to 109 bps, which more than offsets the decrease in average balances of the deposits.

The following tables detail the average balance sheet, including an analysis of net interest income (FTE) for earning assets and interest-bearing liabilities, for the three months ended March 31, 2023 and 2022. These tables also include rate/volume analyses for these same periods (dollars in thousands).

Consolidated Average Balance Sheet and Analysis of Net Interest Income

	For the Three Months Ended
	March 31, 2023			March 31, 2022			Change in Interest Income/ Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to : [4]		Total
	Balance	Income/	Yield/Cost	Balance	Income/	Yield/Cost	Volume	Rate	Increase/
		Expense			Expense				(Decrease)
ASSETS
Interest Earning Assets:
Securities:
Taxable Securities	$447,428	$3,018	2.70%	$248,219	$1,074	1.73%	$1,146	$798	$1,944
Tax Exempt Securities [1]	67,083	414	2.47%	65,145	385	2.36%	12	17	29
Total Securities [1]	514,511	3,432	2.67%	313,364	1,459	1.86%	1,158	815	1,973
Loans:
Real Estate	816,742	11,140	5.53%	887,117	9,095	4.16%	(759)	2,804	2,045
Commercial	72,035	874	4.92%	92,742	1,089	4.76%	(259)	44	(215)
Consumer	44,057	753	6.93%	51,734	586	4.59%	(98)	265	167
Total Loans	932,834	12,767	5.55%	1,031,593	10,770	4.23%	(1,116)	3,113	1,997
Fed Funds Sold	10	—	0.00%	152,477	61	0.16%	(30)	(31)	(61)
Other interest-bearing deposits	28,262	258	3.70%	305,027	120	0.16%	(209)	347	138
Total Earning Assets	1,475,617	16,457	4.52%	1,802,461	12,410	2.79%	(197)	4,244	4,047
Less: Allowance for Loan Losses	(8,091)			(6,027)
Total Non-Earning Assets	114,477			140,916
Total Assets	$1,582,003			$1,937,350

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$361,894	$89	0.10%	$421,468	$61	0.06%	$(10)	$38	$28
Money Market and Savings Deposits	448,870	1,773	1.60%	656,219	615	0.38%	(250)	1,408	1,158
Time Deposits	127,386	648	2.06%	158,423	195	0.50%	(45)	498	453
Total Interest-Bearing Deposits	938,150	2,510	1.09%	1,236,110	871	0.29%	(305)	1,944	1,639
Borrowings	32,978	386	4.75%	—	—	—	386	—	386
Junior subordinated debt	3,417	61	7.24%	3,371	49	5.90%	1	11	12
Total Interest-Bearing Liabilities	974,545	2,957	1.23%	1,239,481	920	0.30%	82	1,955	2,037
Non-Interest-Bearing Liabilities:
Demand deposits	464,801			527,091
Other liabilities	8,989			11,347
Total Liabilities	1,448,335			1,777,919
Shareholders' Equity	133,668			159,431
Total Liabilities & Shareholders' Equity	$1,582,003			$1,937,350
Net Interest Income (FTE)		$13,500			$11,490		$(279)	$2,289	$2,010
Interest Rate Spread [2]			3.29%			2.49%
Cost of Funds			0.83%			0.21%
Interest Expense as a Percentage of Average Earning Assets			0.81%			0.21%
Net Interest Margin (FTE) [3]			3.71%			2.59%

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

The Company believes that higher interest rates will continue to have a positive effect on yields of variable rate loans, new loan originations and purchases/reinvestment of AFS securities. The Company also expects the cost of deposits to continue to rise as competition for deposits increases and as time deposits reprice at maturity. A portion of the Company’s funding may continue to be drawn from borrowings in the near term, also resulting in a higher cost of funds. The effect of these factors on the Corporation’s net interest margin will depend on a number of factors, including the Company’s ability to continue to increase the loan portfolio, compete for deposits and manage its borrowings. The Company can give no assurance as to the timing or extent of further increases in market interest rates or the impact of rising interest rates or any other factor on the Company's net interest margin. Alternatively, if market interest rates begin to decline, the Company’s net interest margin may be adversely affected as the Company generally expects its assets to reprice more quickly than its deposits and borrowings.

Provision for credit losses

A recovery of provision for credit losses of $248 thousand was recognized during the three months ended March 31, 2023 compared to a provision for loan losses of $148 thousand recognized during the three months ended March 31, 2022. The first quarter 2023 recovery of provision for credit losses was comprised of $235 thousand recovery of provision for loan losses and $12 thousand of recovery of provision for losses on unfunded commitments. The period-end ACL as a percentage of total loans was 0.83% as of March 31, 2023, 0.59% as of December 31, 2022 and 0.58% as of March 31, 2022. The total of the ACL and the fair value mark as a percentage of gross loans (a non-GAAP financial measure) amounted to 2.33% as of March 31, 2023, compared to 2.29% as of December 31, 2022.

Further discussion of management’s assessment of the ACL is provided earlier in the report and in Note 5 – Allowance for Credit Losses, found in the Notes to the Consolidated Financial Statements. In management’s opinion, the ACL was adequately provided for at March 31, 2023. The ACL calculation, provision for loan losses, asset quality and collateral values may be significantly impacted by deterioration in economic conditions. We have downgraded, then upgraded slightly, the qualitative factors pertaining to economic conditions within our prior ACL methodology; should economic conditions worsen, we could experience further increases in our required ACL and record additional provision for credit loss exposure.

Noninterest income

The components of noninterest income for the three months ended March 31, 2023 and 2022 are shown below (dollars in thousands):

	For the Three Months Ended		Variance
	March 31, 2023	March 31, 2022	$	%
Noninterest income:
Wealth management fees	$404	$557	$(153)	-27.5%
Advisory and brokerage income	-	216	(216)	-100.0%
Deposit account fees	401	465	(64)	-13.8%
Debit/credit card and ATM fees	571	707	(136)	-19.2%
Bank owned life insurance income	252	211	41	19.4%
Resolution of commercial dispute	-	2,400	(2,400)	-100.0%
Gain on termination of interest swap	460	-	460	N/A
Losses on sales of AFS, net	(206)	-	(206)	N/A
Other	394	231	163	70.6%
Total noninterest income	$2,276	$4,787	$(2,511)	-52.5%

Noninterest income for the three months ended March 31, 2023 of $2.3 million was $2.5 million or 52.5% lower than the amount recorded for the three months ended March 31, 2022. Noninterest income decreased predominantly due to the prior period recognition of $2.4 million of income related to a commercial dispute.

Noninterest expense

The components of noninterest expense for the three months ended March 31, 2023 and 2022 are shown below (dollars in thousands):

	For the Three Months Ended		Variance
	March 31, 2023	March 31, 2022	$	%
Noninterest expense:
Salaries and employee benefits	$4,051	$4,731	$(680)	-14.4%
Net occupancy	1,179	1,197	(18)	-1.5%
Equipment	218	283	(65)	-23.0%
Bank franchise tax	324	304	20	6.6%
Computer software	202	263	(61)	-23.2%
Data processing	742	738	4	0.5%
FDIC deposit insurance assessment	100	226	(126)	-55.8%
Marketing, advertising and promotion	375	267	108	40.4%
Debit/credit card and ATM expenses	48	139	(91)	-65.5%
Professional fees	192	337	(145)	-43.0%
Core deposit intangible amortization	391	439	(48)	-10.9%
Other	1,039	1,171	(132)	-11.3%
Total noninterest expense	$8,861	$10,095	$(1,234)	-12.2%

Noninterest expense for the quarter ended March 31, 2023 of $8.9 million was $1.2 million or 12.2% lower than the quarter ended March 31, 2022. This decrease is primarily due to lower salaries and employee benefit expenses of $680 thousand period over period due to reduced headcount, as well as reduced professional and consulting fees of $145 thousand as a result of efficiencies gained from the Merger.

The efficiency ratio (FTE) of 56.1% for the three months ended March 31, 2023 compared favorably to the 62.0% for the same quarter of 2022, due to the increase in net interest income (FTE) and the decrease in noninterest expense, as described above. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP efficiency ratio.

Provision for Income Taxes

For the three months ended March 31, 2023 and 2022, the Company provided $1.3 million and $1.0 million for Federal income taxes, respectively, resulting in effective income tax rates of 18.2% and 17.5%, respectively. For each period, the effective income tax rate differed from the U.S. statutory rate of 21% due to the effect of tax-exempt income from life insurance policies and municipal bonds and the recognition of low-income housing tax credits.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. The Company adopted FASB Update 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and related updates, as described further in Note 1 to the consolidated interim financial statements, effective January 1, 2023. Related to the adoption of these new accounting standards, the Company modified certain internal controls and designed and implemented certain new internal controls over the measurement of the ACL on loans and the reserve for unfunded commitments and related disclosures. New internal controls related primarily to the modeling of expected credit losses on loans, including controls over critical data and other inputs and model results. There were no other changes in the Company’s internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

During the quarter ended March 31, 2023, there have been no material changes from the risk factors described in the Company’s Form 10-K for the year ended December 31, 2022. The risks described may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that are currently considered not to be material also may materially adversely affect our business, financial condition and/or operating results.

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline eXtensible Business Reporting Language, pursuant to Rule 405 of Regulation S-T (1): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Shareholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101.0)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA NATIONAL BANKSHARES CORPORATION
(Registrant)

/s/ Glenn W. Rust
Glenn W. Rust
President and Chief Executive Officer (principal executive officer)

Date:	May 15, 2023

/s/ Tara Y. Harrison
Tara Y. Harrison
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)
Date:	May 15, 2023