Form 10-Q
period 2023-06-30
Virginia National Bankshares Corp
filed 2023-08-11
CIK 1572334

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Yes ☐ No ☒

As of August 10, 2023, the registrant had 5,365,982 shares of common stock, $2.50 par value per share, outstanding.

VIRGINIA NATIONAL BANKSHARES CORPORATION

FORM 10-Q

Glossary of Acronyms and Defined Terms
2005 Plan	-	2005 Stock Incentive Plan
2014 Plan	-	2014 Stock Incentive Plan
2022 Plan	-	2022 Stock Incentive Plan
ACL	-	Allowance for credit losses
Acquired Loans	-	Loans acquired from Fauquier
AFS	-	Available for sale
ALLL	-	Allowance for loan and lease losses
ALM	-	Asset liability management
ASC	-	Accounting Standards Codification
ASC 326	-	ASU 2016-13, Financial Instruments and Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASC 820	-	ASC 820, Fair Value Measurements and Disclosures
ASU	-	Accounting Standards Update
ATM	-	Automated teller machine
the Bank	-	Virginia National Bank
bps	-	Basis points
CD	-	Certificate of deposit
CDARS™	-	Certificates of Deposit Account Registry Service
CECL	-	Current expected credit losses
CMO	-	Collateralized mortgage obligation
the Company	-	Virginia National Bankshares Corporation and its subsidiaries
CRE	-	Commercial real estate
DCF		Discounted cash flow
EBA	-	Excess Balance Account
Effective Date	-	April 1, 2021
Exchange Act	-	Securities Exchange Act of 1934, as amended
Fauquier	-	Fauquier Bankshares, Inc. and its subsidiaries
FASB	-	Financial Accounting Standards Board
Federal Reserve	-	Board of Governors of the Federal Reserve System
Federal Reserve Bank or FRB	-	Federal Reserve Bank of Richmond
FHLB	-	Federal Home Loan Bank of Atlanta
Form 10-K	-	Annual Report on Form 10-K for the year ended December 31, 2022
FTE	-	Fully taxable equivalent
GAAP or U.S. GAAP	-	Accounting principles generally accepted in the United States
ICS®	-	Insured Cash Sweep®
IRR	-	Interest rate risk
LIBOR	-	London Interbank Offering Rate
Masonry Capital	-	Masonry Capital Management, LLC
Merger	-	Mergers of Fauquier Bankshares, Inc. and The Fauquier Bank with and into the Company and the Bank, respectively
NPA	-	Nonperforming assets
OREO	-	Other real estate owned
OTTI	-	Other than temporary impairment
PCA	-	Prompt Corrective Action
PCD	-	Purchased loan with credit deterioration
PCI	-	Purchased credit impaired
PITI	-	Principal, interest, taxes and insurance
the Plans	-	2005 Stock Incentive Plan, 2014 Stock Incentive Plan and 2022 Stock Incentive Plan
PPP	-	Paycheck Protection Program
Reorganization	-	Reorganization Agreement Plan of Share Exchange dated March 6, 2013 between the Bank and the Company
ROAA	-	Return on Average Assets
ROAE	-	Return on Average Equity
SBA	-	Small Business Administration
SEC	-	U.S. Securities and Exchange Commission
Sturman Wealth	-	Sturman Wealth Advisors
TDR	-	Troubled debt restructuring
TLM	-	Troubled loan modification

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30, 2023	December 31, 2022 *
ASSETS	Unaudited
Cash and due from banks	$9,714	$20,993
Interest-bearing deposits in other banks	20,225	19,098
Federal funds sold	-	45
Securities:
Available for sale, at fair value	473,868	538,186
Restricted securities, at cost	7,438	5,137
Total securities	481,306	543,323
Loans, net of deferred fees and costs	973,348	936,415
Allowance for credit losses	(7,863)	(5,552)
Loans, net	965,485	930,863
Premises and equipment, net	17,564	17,808
Assets held for sale	-	965
Bank owned life insurance	39,065	38,552
Goodwill	7,768	7,768
Core deposit intangible, net	5,815	6,586
Right of use asset, net	6,634	6,536
Deferred tax asset, net	16,961	17,315
Accrued interest receivable and other assets	13,551	13,507
Total assets	$1,584,088	$1,623,359
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest-bearing	$412,273	$495,649
Interest-bearing	312,773	399,983
Money market and savings deposit accounts	398,074	467,600
Certificates of deposit and other time deposits	224,956	115,106
Total deposits	1,348,076	1,478,338
Federal funds purchased	20,503	-
Short-term borrowings	59,666	-
Junior subordinated debt, net	3,436	3,413
Lease liability	6,301	6,173
Accrued interest payable and other liabilities	3,667	2,019
Total liabilities	1,441,649	1,489,943
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, $2.50 par value	-	-
Common stock, $2.50 par value	13,250	13,214
Capital surplus	105,667	105,344
Retained earnings	69,502	63,482
Accumulated other comprehensive loss	(45,980)	(48,624)
Total shareholders' equity	142,439	133,416
Total liabilities and shareholders' equity	$1,584,088	$1,623,359
Common shares outstanding	5,365,982	5,337,271
Common shares authorized	10,000,000	10,000,000
Preferred shares outstanding	-	-
Preferred shares authorized	2,000,000	2,000,000

* Derived from audited Consolidated Financial Statements

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest and dividend income:
Loans, including fees	$14,894	$10,610	$27,661	$21,379
Federal funds sold	10	302	10	363
Other interest-bearing deposits	119	219	378	355
Investment securities:
Taxable	2,876	1,662	5,826	2,674
Tax exempt	329	308	656	612
Dividends	104	64	171	126
Total interest and dividend income	18,332	13,165	34,702	25,509

Interest expense:
Demand deposits	106	58	195	119
Money market and savings deposits	2,197	440	3,970	1,055
Certificates and other time deposits	1,776	157	2,424	352
Federal funds purchased	32	-	91	-
Short-term borrowings	439	-	766	-
Junior subordinated debt	79	49	140	97
Total interest expense	4,629	704	7,586	1,623
Net interest income	13,703	12,461	27,116	23,886
Provision for (recovery of) credit losses	261	(217)	13	(69)
Net interest income after provision for (recovery of) credit losses	13,442	12,678	27,103	23,955

Noninterest income:
Wealth management fees	397	572	801	1,129
Advisory and brokerage income	-	210	-	426
Deposit account fees	399	458	800	923
Debit/credit card and ATM fees	636	779	1,207	1,486
Bank owned life insurance income	261	246	513	457
Resolution of commercial dispute	-	-	-	2,400
Gains on sale of assets	-	1,113	-	1,113
Gain on termination of interest swap	-	-	460	-
Loss on sales of AFS, net	-	-	(206)	-
Other	352	268	746	499
Total noninterest income	2,045	3,646	4,321	8,433

Noninterest expense:
Salaries and employee benefits	4,062	4,086	8,113	8,817
Net occupancy	929	1,282	2,108	2,479
Equipment	176	254	394	537
Bank franchise tax	313	304	637	608
Computer software	203	357	405	620
Data processing	806	699	1,548	1,437
FDIC deposit insurance assessment	220	125	320	351
Marketing, advertising and promotion	275	259	650	526
Plastics expense	30	92	78	231
Professional fees	198	404	390	741
Core deposit intangible amortization	379	427	770	866
Other	973	1,153	2,012	2,324
Total noninterest expense	8,564	9,442	17,425	19,537

Income before income taxes	6,923	6,882	13,999	12,851
Provision for income taxes	1,272	1,197	2,557	2,242
Net income	$5,651	$5,685	$11,442	$10,609
Net income per common share, basic	$1.05	$1.07	$2.14	$1.99
Net income per common share, diluted	$1.05	$1.06	$2.13	$1.98
Weighted average common shares outstanding, basic	5,357,873	5,326,271	5,348,040	5,319,166
Weighted average common shares outstanding, diluted	5,375,073	5,347,008	5,375,545	5,345,242

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income	$5,651	$5,685	$11,442	$10,609
Other comprehensive income (loss):
Unrealized losses on securities, net of tax of ($831) and $766 for the three and six months ended June 30, 2023; and net of tax benefit of ($4,308) and ($9,536) for the three and six months ended June 30, 2022; respectively	(3,127)	(16,214)	2,881	(35,879)
Reclassification adjustment for realized gain on termination of interest rate swap, net of tax benefit of $0 and ($97) for the three and six months ended June 30, 2023, respectively	—	—	(363)	—
Reclassification adjustment for realized losses on securities, net of tax of $0 and $43 for the three and six months ended June 30, 2023, respectively	—	—	163	—
Unrealized gains (losses) on interest rate swaps, net of tax benefit of $0 and ($9) for the three and six months ended June 30, 2023; and net of tax of $42 and $104 for the three and six months ended June 30, 2022; respectively	-	160	(37)	395
Total other comprehensive income (loss)	(3,127)	(16,054)	2,644	(35,484)
Total comprehensive income (loss)	$2,524	$(10,369)	$14,086	$(24,875)

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Dollars in thousands, except per share data)

(Unaudited)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2021	$13,178	$104,584	$46,436	$(2,211)	$161,987
Stock option expense	-	41	-	-	41
Restricted stock grant expense	-	93	-	-	93
Vested stock grants	12	(12)	-	-	-
Cash dividends declared ($0.30 per share)	-	-	(1,596)	-	(1,596)
Net income	-	-	4,924	-	4,924
Other comprehensive loss	-	-	-	(19,430)	(19,430)
Balance, March 31, 2022	$13,190	$104,706	$49,764	$(21,641)	$146,019
Stock option expense	-	42	-	-	42
Restricted stock grant expense	-	121	-	-	121
Vested stock grants	11	(11)	-	-	-
Cash dividends declared ($0.30 per share)	-	-	(1,597)	-	(1,597)
Net income	-	-	5,685	-	5,685
Other comprehensive loss	-	-	-	(16,054)	(16,054)
Balance, June 30, 2022	$13,201	$104,858	$53,852	$(37,695)	$134,216

Balance, December 31, 2022	$13,214	$105,344	$63,482	$(48,624)	$133,416
Exercise of stock options	3	15	-	-	18
Stock option expense	-	42	-	-	42
Restricted stock grant expense	-	111	-	-	111
Vested restricted stock grants	21	(21)	-	-	-
Cash dividends declared ($0.33 per share)	-	-	(1,762)	-	(1,762)
Impact of adoption of CECL	-	-	(1,890)	-	(1,890)
Net income	-	-	5,791	-	5,791
Other comprehensive income	-	-	-	5,771	5,771
Balance, March 31, 2023	$13,238	$105,491	$65,621	$(42,853)	$141,497
Stock option expense	-	68	-	-	68
Restricted stock grant expense	-	120	-	-	120
Vested restricted stock grants	12	(12)	-	-	-
Cash dividends declared ($0.33 per share)	-	-	(1,770)	-	(1,770)
Net income	-	-	5,651	-	5,651
Other comprehensive loss	-	-	-	(3,127)	(3,127)
Balance, June 30, 2023	$13,250	$105,667	$69,502	$(45,980)	$142,439

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the six months ended
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,442	$10,609
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) credit losses	13	(69)
Net accretion of certain acquisition-related adjustments	(4,671)	(1,023)
Amortization of intangible assets	770	900
Net amortization and (accretion) of securities	(1,117)	539
Net losses on sale of AFS	206	—
Net gains on sale of other assets	—	(1,113)
Earnings on bank owned life insurance	(513)	(457)
Depreciation and other amortization	1,654	1,921
Stock option expense	110	83
Stock grant expense	231	214
Net change in:
Accrued interest receivable and other assets	344	94
Accrued interest payable and other liabilities	1,648	(2,032)
Net cash provided by operating activities	10,117	9,666

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in restricted investments	(2,301)	(188)
Purchases of available for sale securities	(10,000)	(216,525)
Proceeds from maturities, calls, sales and principal payments of available for sale securities	78,930	12,558
Net change in loans	(34,282)	101,621
Purchase of bank owned life insurance	—	(6,355)
Proceeds from sale of premises and equipment	962	6,207
Proceeds from sale of other real estate owned	—	610
Purchase of bank premises and equipment	(501)	(334)
Net cash provided by (used in) investing activities	32,808	(102,406)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand deposits, interest checking, money market and savings accounts	(240,112)	(185,348)
Net change in certificates of deposit and other time deposits	109,856	(11,892)
Net change in federal funds purchased	20,503	—
Net change in other borrowings	59,666	—
Proceeds from termination of interest swap	479	—
Proceeds from stock options exercised	18	—
Cash dividends paid	(3,532)	(3,193)
Net cash used in financing activities	(53,122)	(200,433)
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(10,197)	$(293,173)

CASH AND CASH EQUIVALENTS:
Beginning of period	$40,136	$508,840
End of period	$29,939	$215,667

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$2,705	$1,664
Taxes	$2,134	$1,500

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized losses on available for sale securities	$3,852	$(45,415)
Unrealized gains on interest rate swaps	$—	$499
Initial right-of-use assets obtained in exchange for new operating lease liabilities	$—	$540

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2023

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

Basis of Presentation: The preparation of financial statements in conformity with GAAP and the reporting guidelines prescribed by regulatory authorities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the ACL, accounting for business combinations, including loans acquired in the business combination, ACL on individually evaluated loans, goodwill impairment, credit losses of securities, other intangible assets, and fair value measurements. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Reclassifications: If needed, certain previously reported amounts have been reclassified to conform to current period presentation. No such reclassifications were significant.

Recent Significant Accounting Pronouncements

Financial Statement Presentation - In July 2023, the FASB issued ASU 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718)”. This ASU amends the FASB Accounting Standards Codification for SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 Emerging Issues Task Force Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. ASU 2023-03 is effective upon addition to the FASB Codification. The Company does not expect the adoption of ASU 2023-03 to have a material impact on its consolidated financial statements.

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

The adoption of ASC 326 did not affect the carrying value of debt securities or the amount of unrealized gains and losses recorded in accumulated other comprehensive loss. Upon adoption of ASC 326, the Company did not have any securities included in its portfolio where OTTI had previously been recognized or that required an ACL. Therefore, the Company determined that an ACL on AFS securities was not deemed material.

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

Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes an AFS security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At June 30, 2023, there was no ACL related to the AFS securities portfolio.

Loans - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $2.9 million at June 30, 2023 and was reported in Accrued interest receivable and other assets on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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
7.
Multifamily (Commercial mortgage)
8.
Residential first lien (1-4 family residential mortgage)

Remaining life methodology:

9.
Minute lender (Consumer/Commercial)
10.
Student loans (Consumer)

Additionally, the ACL calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience. These qualitative adjustments may increase reserve levels and include: adjustments for changes in lending policies and procedures and underwriting practices; changes in national, regional and local economic conditions; changes in the nature and volume of the portfolio and terms of loans; changes in the experience, depth and ability of credit and loan operations staff; changes in the volume and severity of past due, special mention and substandard loans; changes in the quality of the loan review system; changes in the value of underlying collateral for loans that are not collateral dependent; the existence and effect of any concentrations of credit and changes in the levels of such concentrations, and the effect of other external factors such as competition, legal and regulatory requirements, on the level of estimated credit losses.

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

Note 3. Securities

The amortized cost and fair values of securities available for sale as of June 30, 2023 and December 31, 2022 were as follows (dollars in thousands):

June 30, 2023		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government treasuries	$177,277	$-	$(1,726)	$175,551
U.S. Government agencies	45,179	-	(6,340)	38,839
Mortgage-backed securities/CMOs	185,436	-	(27,648)	157,788
Corporate bonds	19,630	-	(928)	18,702
Municipal bonds	104,550	-	(21,562)	82,988
Total Securities Available for Sale	$532,072	$-	$(58,204)	$473,868

December 31, 2022		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government treasuries	$245,583	$-	$(3,113)	$242,470
U.S. Government agencies	35,283	-	(6,528)	28,755
Mortgage-backed securities/CMOs	194,964	-	(27,888)	167,076
Corporate bonds	19,581	-	(852)	18,729
Municipal bonds	104,831	-	(23,675)	81,156
Total Securities Available for Sale	$600,242	$-	$(62,056)	$538,186

As of June 30, 2023, there were $471.8 million or 288 issues of individual securities, held in an unrealized loss position. These securities have an unrealized loss of $58.2 million and consist of 120 mortgage-backed/collateralized mortgage obligations, 125 municipal bonds, 21 agency bonds, 11 treasury bonds and 11 corporate bonds.

Accrued interest receivable on AFS securities as of June 30, 2023 amounted to $2.1 million.

The following table summarizes all securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, for which no allowance for credit losses was recorded, at June 30, 2023, and December 31, 2022 (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
June 30, 2023	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government treasuries	$84,250	$(238)	$91,301	$(1,488)	$175,551	$(1,726)
U.S. Government agencies	10,107	(53)	28,731	(6,287)	38,838	(6,340)
Mortgage-backed/CMOs	13,028	(730)	144,760	(26,918)	157,788	(27,648)
Corporate bonds	9,628	(403)	9,075	(525)	18,703	(928)
Municipal bonds	3,123	(102)	77,843	(21,460)	80,966	(21,562)
	$120,136	$(1,526)	$351,710	$(56,678)	$471,846	$(58,204)

	Less than 12 Months		12 Months or More		Total
December 31, 2022	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government treasuries	$242,470	$(3,113)	$-	$-	$242,470	$(3,113)
U.S. Government agencies	4,285	(620)	24,218	(5,908)	28,503	(6,528)
Mortgage-backed/CMOs	55,396	(6,010)	111,689	(21,878)	167,085	(27,888)
Corporate bonds	18,729	(852)	-	-	18,729	(852)
Municipal bonds	44,117	(8,001)	35,964	(15,674)	80,081	(23,675)
	$364,997	$(18,596)	$171,871	$(43,460)	$536,868	$(62,056)

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

Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality. In addition, issuers have continued to make timely payments of principal and interest. Accordingly, as of June 30, 2023, management believes the impairments detailed in the table above are temporary, and no credit loss has been realized in the Company’s consolidated income statement. Additionally, management has the ability to hold any security with an unrealized loss until maturity or until such time as the value of the security has recovered from its unrealized loss position.

Securities having carrying values of $3.1 million and $3.0 million at June 30, 2023 and December 31, 2022, respectively, were pledged as collateral to facilitate borrowing from the Federal Reserve Bank of Richmond. Securities having carrying values of $18.2 million and $2.1 million at June 30, 2023 and December 31, 2022, respectively, were pledged to the Commonwealth of Virginia Department of the Treasury to secure public funds depository accounts.

During the six months ended June 30, 2023, the Company sold AFS securities with a total book value of $49.9 million, incurring a pre-tax loss of $206 thousand, and used the net proceeds to fund normal daily operating demands. There were no sales of securities during the three months ended June 30, 2023 or the three and six months ending June 30, 2022.

Restricted securities are securities with limited marketability and consist of stock in the FRB, the Federal Home Loan Bank of Atlanta, CBB Financial Corporation (the holding company for Community Bankers' Bank) and an investment in an SBA loan fund. These restricted securities, totaling $7.4 million and $5.1 million as of June 30, 2023 and December 31, 2022, respectively, are carried at cost.

The amortized cost and fair value of AFS debt securities at June 30, 2023 are presented below based upon contractual maturities, by major investment categories (dollars in thousands). Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

	Amortized Cost	Fair Value
U.S. Government treasuries
One year or less	$165,818	$164,439
After one year to five years	11,459	11,112
	$177,277	$175,551
U.S. Government agencies
One year or less	$10,000	$9,948
After one year to five years	5,802	5,049
After five years to ten years	25,377	20,918
Ten years or more	4,000	2,924
	$45,179	$38,839
Mortgage-backed securities/CMOs
One year or less	$2,954	$2,890
After one year to five years	6,452	6,051
After five years to ten years	3,185	2,878
Ten years or more	172,845	145,969
	$185,436	$157,788
Corporate bonds
One year or less	$1,002	$977
After one year to five years	18,628	17,725
	$19,630	$18,702
Municipal bonds
After one year to five years	$3,060	$2,922
After five years to ten years	19,892	18,089
Ten years or more	81,598	61,977
	$104,550	$82,988

Total Debt Securities Available for Sale	$532,072	$473,868

Note 4. Loans

On January 1, 2023, the Company adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans receivable. For further information and discussion regarding the Company's accounting policies and policy elections related to the accounting standard update, see Note 1 - Summary of Significant Accounting Policies. All loan information presented as of June 30, 2023 is in accordance with ASC 326. All loan information presented as of December 31, 2022 or a prior date is presented in accordance with previously applicable GAAP.

The composition of the loan portfolio by major loan classifications at June 30, 2023 and December 31, 2022, stated at their face amount, net of deferred fees and costs and discounts, including fair value marks, appears below (dollars in thousands). The Company has elected to exclude accrued interest receivable, totaling $2.9 million as of June 30, 2023, from the amortized cost basis of loans.

	June 30,	December 31,
	2023	2022
Commercial	$98,312	$71,139
Real estate construction and land	29,825	37,541
1-4 family residential mortgages	317,330	323,185
Commercial mortgages	486,643	459,125
Consumer	41,238	45,425
Total loans	973,348	936,415
Less: Allowance for credit losses	(7,863)	(5,552)
Net loans	$965,485	$930,863

The balances in the table above include unamortized premiums and net deferred loan costs and fees. As of June 30, 2023 and December 31, 2022, unamortized premiums from purchases of loans (excluding loans acquired during the Merger) were $1.8 million, remaining rather consistent due to purchases of loans with premiums, offset by amortization of existing premiums. Net deferred loan fees totaled $1.7 million and $755 thousand as of June 30, 2023 and December 31, 2022, respectively.

Consumer loans include $58 thousand and $180 thousand of demand deposit overdrafts as of June 30, 2023 and December 31, 2022, respectively.

Loans acquired in business combinations are recorded in the consolidated balance sheets at fair value at the acquisition date under the acquisition method of accounting. The fair value mark as of the Effective Date was $23.1 million. The table above includes a remaining net fair value mark of $11.0 million as of June 30, 2023 on the Acquired Loans.

The following table shows the aging of the Company's loan portfolio, by class, at June 30, 2023 (dollars in thousands):

	30-59 Days	60-89 Days	90 Days or More Past Due and Still Accruing	Nonaccrual Loans	Current Loans	Total Loans

Commercial	$793	$-	$-	$-	$97,519	$98,312
Real estate construction and land	-	-	-	-	29,825	29,825
1-4 family residential mortgages	292	59	-	713	316,266	317,330
Commercial mortgages	439	-	-	472	485,732	486,643
Consumer loans	264	1	107	-	40,866	41,238
Total Loans	$1,788	$60	$107	$1,185	$970,208	$973,348

The following table shows the Company's amortized cost basis of loans on nonaccrual status as of June 30, 2023 and December 31, 2022 (dollars in thousands). All nonaccrual loans are evaluated for an ACL on an individual basis. Only one nonaccrual loan required an ACL, in the amount of $19 thousand, due to collateral value shortfall. The adoption of CECL altered the manner in which purchased loans that were in non-accrual status are presented, and as a result, two such loans totaling $534 thousand are included in this figure in 2023 and not included in 2022.

	CECL			Incurred Loss
	June 30, 2023			December 31, 2022
	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans
Commercial	$-	$-	$-	$-
Real estate construction and land	-	-	-	-
1-4 family residential mortgages	233	480	713	673
Commercial mortgages	472		472	-
Consumer	-	-	-	-
Total Loans	$705	$480	$1,185	$673

From time to time, the Company modifies loans to borrowers who are experiencing financial difficulties by providing term extensions, interest rate reductions or other-than-insignificant payment delays. As the effect of most modifications is already included in the ACL due to the measurement methodologies used in its estimate, the ACL is typically not adjusted upon modification. During the three and six months ended June 30, 2023, no loans were modified for borrowers experiencing financial difficulties.

The Company closely monitors the performance of all modified loans to understand the effectiveness of its modification efforts. Upon determination, if applicable, that all or a portion of a modified loan is uncollectible, that amount is charged against the ACL. There were no payment defaults during the three months ended June 30, 2023 of modified loans that were modified during the previous twelve months and all are current as of June 30, 2023.

Prior to the adoption of ASC 326

Loans acquired in business combinations are recorded in the consolidated balance sheets at fair value at the acquisition date under the acquisition method of accounting. The outstanding principal balance and the carrying amount at December 31, 2022 of loans acquired in business combinations were as follows (dollars in thousands):

	December 31, 2022
	Acquired Loans - Purchased Credit Impaired	Acquired Loans - Purchased Performing	Acquired Loans - Total
Outstanding principal balance	$43,250	$290,604	$333,854
Carrying amount:
Commercial	$630	$12,606	$13,236
Real estate construction and land	1,461	8,530	9,991
1-4 family residential mortgages	9,076	164,280	173,356
Commercial mortgages	20,828	99,206	120,034
Consumer	72	1,277	1,349
Total acquired loans	$32,067	$285,899	$317,966

The following table presents a summary of the changes in the accretable yield of loans classified as purchased credit impaired (dollars in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Accretable yield, beginning of period	12,428	13,742
Accretion	(761)	(1,500)
Reclassification from nonaccretable difference	-	2,193
Other changes, net	-	(2,768)
Accretable yield, end of period	11,667	11,667

The past due status of loans as of December 31, 2022 was as follows (dollars in thousands):

	30-59 Days	60-89 Days	90 Days or More	Total Past Due	PCI	Current	Total Loans	90 Days Past Due and Still Accruing

Commercial	$-	$24	$-	$24	$630	$70,485	$71,139	$-
Real estate construction and land	287	-	75	362	1,461	35,718	37,541	-
1-4 family residential mortgages	1,176	191	598	1,965	9,076	312,144	323,185	-
Commercial mortgages	330	-	646	976	20,828	437,321	459,125	646
Consumer loans	315	41	59	415	72	44,938	45,425	59
Total Loans	$2,108	$256	$1,378	$3,742	$32,067	$900,606	$936,415	$705

The following table provides a summary, by class, of TDRs as of December 31, 2022 that continued to accrue interest under the terms of the restructuring agreement, which were considered to be performing, and TDRs that were placed in nonaccrual status which were considered to be nonperforming (dollars in thousands):

Troubled debt restructurings	December 31, 2022
	No. of	Recorded
	Loans	Investment
Performing TDRs
1-4 family residential mortgages	1	$88
Consumer	46	700
Total performing TDRs	47	$788

Nonperforming TDRs
1-4 family residential mortgages	2	$495
Consumer	-	-
Total nonperforming TDRs	2	495
Total TDRs	49	$1,283

There were no defaults in the three months ended June 30, 2022 on loans modified in the previous twelve months.

Note 5. Allowance for Credit Losses

On January 1, 2023, the Company adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost. For further information and discussion regarding the Company's accounting policies and policy elections related to the accounting standard update, see Note 1 - Summary of Significant Accounting Policies. All ACL information presented as of June 30, 2023 is in accordance with ASC 326. All ALLL information presented as of December 31, 2022 or a prior date is presented in accordance with previously applicable GAAP.

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

Management has elected to perform an individual evaluation on all loans in non-accrual status. As of June 30, 2023, after reviewing each loan in non-accrual status, a specific reserve of $19 thousand was established.

The primary driver in the increase in reserves from adoption date of January 1, 2023 to June 30, 2023 was the increase in outstanding loan balances.

The following table shows the ACL activity by loan portfolio for the three and six months ended June 30, 2023 (dollars in thousands):

	Commercial Loans	Real Estate Construction and Land	1-4 family residential mortgages	Commercial mortgages	Consumer Loans	Total
Allowance for Credit Losses:
Balance as of December 31, 2022	$194	$221	$1,618	$2,820	$699	$5,552
Impact of ASC 326 adoption	(11)	440	14	1,577	471	2,491
Charge-offs	-	-	-	-	(142)	(142)
Recoveries	-	-	3	41	62	106
Provision for (recovery of) credit losses	(7)	(90)	(75)	33	(96)	(235)
Balance as of March 31, 2023	$176	$571	$1,560	$4,471	$994	$7,772
Charge-offs	-	-	-	-	(180)	(180)
Recoveries	20	-	2	-	33	55
Provision for (recovery of) credit losses	19	(107)	715	(516)	105	216
Balance as of June 30, 2023	$215	$464	$2,277	$3,955	$952	$7,863

The following table presents a breakdown of the provision for credit losses for the periods indicated (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Provision for credit losses:
Provision (recovery) for loans	$216	$(217)	$(19)	$(69)
Provision for unfunded commitments	45	-	32	-
Total	$261	$(217)	$13	$(69)

The following table presents the Company's amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to those loans as of June 30, 2023 (dollars in thousands):

	June 30, 2023
	Real Estate Secured Loans	Allowance for Credit Losses -Loans
Commercial real estate - non owner occupied	$698	$-
Residential 1-4 family real estate	741	19
Total	$1,439	$19

The following table presents the Company's recorded investment in loans by credit quality indicators by year of origination as of June 30, 2023 (dollars in thousands). Current period gross write-off amounts represent write-offs for the six months ended June 30, 2023 (dollars in thousands):

	June 30, 2023
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Loans Converted to Term	Total
Commercial
Pass	$28,457	$12,818	$3,101	$5,959	$8,560	$15,005	$22,694	$14	$96,608
Watch	-	44	-	-	122	7	7	-	180
Special Mention	-	-	1	-	-	93	215	-	309
Substandard	-	73	10	40	344	261	-	487	1,215
Total commercial	$28,457	$12,935	$3,112	$5,999	$9,026	$15,366	$22,916	$501	$98,312
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-
.
Real estate construction and land
Pass	$3,665	$13,539	$4,512	$1,754	$940	$2,932	$-	$-	$27,342
Watch	-	-	-	-	-	329	-	-	329
Special Mention	-	-	-	-	-	750	-	-	750
Substandard	-	-	-	-	364	1,040	-	-	1,404
Total real estate construction and land	$3,665	$13,539	$4,512	$1,754	$1,304	$5,051	$-	$-	$29,825
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-
.
1-4 family residential mortgages
Pass	$9,025	$14,994	$57,925	$77,837	$25,810	$93,193	$23,425	$387	$302,596
Watch	-	1,396	125	1,449	-	6,025	470	-	9,465
Special Mention	-	853	127	-	-	1,389	78	-	2,447
Substandard	-	-	55	507	99	2,161	-	-	2,822
Total 1-4 family residential mortgage	$9,025	$17,243	$58,232	$79,793	$25,909	$102,768	$23,973	$387	$317,330
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-
.
Commercial mortgages
Pass	$48,144	$40,929	$48,145	$105,357	$36,869	$168,088	$2,518	$-	$450,050
Watch	-	-	265	178	7,311	13,216	-	-	20,970
Special Mention	-	-	394	291	-	4,257	-	-	4,942
Substandard	156	-	1,860	2,838	-	5,827	-	-	10,681
Total commercial mortgages	$48,300	$40,929	$50,664	$108,664	$44,180	$191,388	$2,518	$-	$486,643
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass	$76	$237	$587	$412	$179	$24,303	$14,389		$40,183
Watch	-	-	-	15	12	825	-		852
Special Mention	-	-	-	-	-	75	1	9	85
Substandard	-	-	3	-	8	107	-		118
Total consumer	$76	$237	$590	$427	$199	$25,310	$14,390	$9	$41,238
Current period gross write-off	$-	$-	$17	$1	$27	$273	$4	$-	$322

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

Note 6. Goodwill and Other Intangible Assets

The carrying amount of goodwill was $7.8 million at June 30, 2023 and December 31, 2022 and $8.1 million as of June 30, 2022. The reduction from June 30, 2022 to the other periods presented resulted from the sale of Sturman Wealth Advisors in December of 2022 and the elimination of associated goodwill of $372 thousand.

The Company had $5.8 million, $6.6 million and $7.6 million of other intangible assets as of June 30, 2023, December 31, 2022 and June 30, 2022, respectively. Other intangible assets were recognized in connection with (i) the book of business, including interest in the client relationships of an officer, in connection with the acquisition of Sturman Wealth Advisors in 2016, and (ii) the core deposits acquired from Fauquier in 2021. The other intangible assets related to Sturman Wealth Advisors were eliminated from the balance sheet in December of 2022 upon sale of the business line. The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets (dollars in thousands):

	June 30, 2023		December 31, 2022		June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible	$9,660	$(3,845)	$9,660	$(3,074)	$9,660	$(2,255)
Customer relationships intangible	-	-	-	-	773	(533)
Total	$9,660	$(3,845)	$9,660	$(3,074)	$10,433	$(2,788)

Amortization expense was $379 thousand and $444 thousand for the three months ended June 30, 2023 and 2022, respectively and $770 thousand and $900 thousand for the six months ended June 30, 2023 and 2022, respectively. Note that the amortization expense amounts for 2022 included intangible amortization expense of Sturman Wealth.

Estimated future amortization expense as of June 30, 2023 is as follows (dollars in thousands):

Core
Deposit
Intangible
For the six months ending December 31, 2023	$722
For the year ending December 31, 2024	1,301
For the year ending December 31, 2025	1,110
For the year ending December 31, 2026	918
For the year ending December 31, 2027	726
Thereafter	1,038
Total	$5,815

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

The following tables present information about the Company’s leases (dollars in thousands):

	June 30, 2023	June 30, 2022
Lease liability	$6,301	$6,925
Right-of-use asset	$6,634	$7,343
Weighted average remaining lease term	5.03 years	5.84 years
Weighted average discount rate	2.07%	1.97%

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Expense:	2023	2022	2023	2022
Operating lease expense	$395	$449	$906	$894
Short-term lease expense	81	139	204	191
Total lease expense	$476	$588	$1,110	$1,085
Cash paid for amounts included in lease liabilities	$336	$418	$848	$832

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Undiscounted Cash Flow	June 30, 2023
Six months ending December 31, 2023	$694
Twelve months ending December 31, 2024	1,332
Twelve months ending December 31, 2025	1,248
Twelve months ending December 31, 2026	907
Twelve months ending December 31, 2027	811
Thereafter	1,665
Total undiscounted cash flows	$6,657
Less: Discount	(356)
Lease liability	$6,301

Note 8. Net Income Per Share

The table below shows the weighted average number of shares used in computing net income per common share and the effect of the weighted average number of shares of potential dilutive common stock for the three and six months ended June 30, 2023 and 2022. Diluted net income per share is computed based on the weighted average number of shares of common stock equivalents outstanding, to the extent dilutive. The Company’s common stock equivalents relate to outstanding common stock options. The recipients of unvested restricted shares have full voting and dividend rights, and as such, unvested restricted stock as of June 30, 2023 and June 30, 2022 is included in the calculation of basic and diluted net income per share (dollars below reported in thousands except per share data).

Three Months Ended	June 30, 2023			June 30, 2022
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic net income per share	$5,651	5,357,873	$1.05	$5,685	5,326,271	$1.07
Effect of dilutive stock options	-	17,200	-	-	20,737	(0.01)
Diluted net income per share	$5,651	5,375,073	$1.05	$5,685	5,347,008	$1.06

Six Months Ended	June 30, 2023			June 30, 2022
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic net income per share	$11,442	5,348,040	$2.14	$10,609	5,319,166	$1.99
Effect of dilutive stock options	-	27,505	(0.01)	-	26,076	(0.01)
Diluted net income per share	$11,442	$5,375,545	$2.13	$10,609	5,345,242	$1.98

For the three and six months ended June 30, 2023, there were 105,501 option shares considered anti-dilutive and excluded from this calculation. For the three and six months ended June 30, 2022, there were 101,901 option shares considered anti-dilutive and excluded from this calculation.

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

A summary of the shares issued and available under each of the Plans is shown below as of June 30, 2023. Share data and exercise price range per share have been adjusted to reflect prior issued stock dividends. Although the 2005 Plan has expired and no new grants will be issued under this plan, there were options issued before the plan expired that are still outstanding as shown below.

	2022 Plan	2014 Plan	2005 Plan
Aggregate shares issuable	150,000	275,625	253,575
Options issued, net of forfeited and expired options	-	(173,706)	(59,870)
Unrestricted stock issued	-	(11,635)	-
Restricted stock grants issued, net of forfeited	(18,932)	(84,253)	-
Cancelled due to Plan expiration	-	-	(193,705)
Remaining available for grant	131,068	6,031	-

Stock grants issued and outstanding:
Total vested and unvested shares	18,932	95,888	-
Fully vested shares	-	48,675	-

Option grants issued and outstanding:
Total vested and unvested shares	-	170,501	-
Fully vested shares	-	109,616	-

Exercise price range	$-	$23.75 to $42.62	$-

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

Stock Options

Changes in the stock options outstanding related to the Plans are summarized below (dollars in thousands except per share data):

	June 30, 2023
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2023	168,280	$33.95	$830
Issued	3,600	$35.13
Exercised	(1,379)	$(13.69)
Expired	-	$-
Outstanding at June 30, 2023	170,501	$34.14	$488

Options exercisable at June 30, 2023	109,616	$36.72	$222

For the three months ended June 30, 2023 and 2022, the Company recognized $68 thousand and $41 thousand, respectively, in compensation expense for stock options. For the six months ended June 30, 2023 and 2022, the Company recognized $110 thousand and $83 thousand, respectively, in compensation expense for stock options. As of June 30, 2023, there was $153 thousand in unrecognized compensation expense remaining to be recognized in future reporting periods through 2026. The fair value of any stock option grant is estimated at the grant date using the Black-Scholes pricing model. There were stock options grants of 3,600 issued during the three months ended June 30, 2023 and none granted during the first quarter of 2023. There were no stock option grants issued during the three and six months ended June 30, 2022.

Summary information pertaining to options outstanding at June 30, 2023 is shown below. Share and per share data have been adjusted to reflect the prior stock dividends issued.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$23.75 to $30.00	65,000	7.0 Years	$24.65	30,600	$24.90
$30.01 to $40.00	48,020	7.3 Years	$36.83	21,536	$37.79
$40.01 to $42.62	57,481	4.9 Years	$42.62	57,480	$42.62
Total	170,501	6.4 Years	$34.14	109,616	$36.72

Stock Grants

Unrestricted stock grant – No unrestricted stock grants were awarded during the six months ended June 30, 2023. During the six months ended June 30, 2022, 100 shares of unrestricted stock were granted to an employee for a total expense of $3 thousand.

Restricted stock grants – 8,400 and 18,932 restricted shares were granted to employees and non-employee directors, respectively, vesting over a four-year period, during the six months ended June 30, 2023. (Note that all such shares were granted during the second quarter of 2023 with no shares granted during the first quarter of 2023.) During the six months ended June 30, 2022, 5,580 and 12,856 restricted shares, were granted to employees and non-employee directors, respectively, vesting over a four-year or five-year period. (Note that all such shares were granted during the first quarter of 2022 with no shares granted during the second quarter of 2022.) For the three and six months ended June 30, 2023, $120 and $231 thousand, respectively, was expensed as a result of restricted stock grants. As of June 30, 2023, there was $1.9 million in unrecognized compensation expense for all restricted stock grants remaining to be recognized in future reporting periods through 2027.

Changes in the restricted stock grants outstanding during the six months ended June 30, 2023 are summarized below (dollars in thousands except per share data):

	June 30, 2023
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested as of January 1, 2023	51,664	$32.05	$1,661
Issued	27,332	$32.73	$879
Vested	(12,851)	$30.40	$(413)
Forfeited	-	$-	$-
Nonvested at June 30, 2023	66,145	$32.65	$2,127

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

The following tables present the balances measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (dollars in thousands):

		Fair Value Measurements at June 30, 2023 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government treasuries	$175,551	$-	$175,551	$-
U.S. Government agencies	38,839	-	38,839	-
Mortgage-backed securities/CMOs	157,788	-	157,788	-
Corporate bonds	18,702	-	18,702	-
Municipal bonds	82,988	-	82,988	-
Total securities available for sale	$473,868	$-	$473,868	$-

		Fair Value Measurements at December 31, 2022 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government treasuries	$242,470	$-	$242,470	$-
U.S. Government agencies	28,755	-	28,755	-
Mortgage-backed securities/CMOs	167,076	-	167,076	-
Corporate bonds	18,729	-	18,729
Municipal bonds	81,156	-	81,156	-
Total securities available for sale	$538,186	$-	$538,186	$-

Liabilities:
Interest rate swap liabilities	$506	$-	$506	$-
Total liabilities at fair value	$538,692	$-	$538,692	$-

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

The following table presents the Company's assets that were measured at fair value on a nonrecurring basis as of June 30, 2023 (dollars in thousands). There were no such assets to report as of December 31, 2022.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans	$461	$-	$-	$461

Description	Fair Value	Valuation Technique	Unobservable Inputs	Discount Rate
Assets:
Individually evaluated loans	$461	Market comparables	Discount applied to recent appraisal	20.0%

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

The carrying values and estimated fair values of the Company's financial instruments as of June 30, 2023 and December 31, 2022 are as follows (dollars in thousands):

		Fair Value Measurements at June 30, 2023 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$29,939	$29,939	$-	$-	$29,939
Available for sale securities	473,868	-	473,868	-	473,868
Restricted securities	7,438	-	7,438	-	7,438
Loans, net	965,485	-	-	902,429	902,429
Bank owned life insurance	39,065	-	39,065	-	39,065
Accrued interest receivable	5,092	-	2,137	2,955	5,092

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$1,123,120	$-	$1,123,120	$-	$1,123,120
Certificates of deposit	224,956	-	224,677	-	224,677
Federal funds purchased	20,503	$-	20,503	$-	20,503
FHLB Borrowings	59,666	-	59,717	-	59,717
Junior subordinated debt, net	3,436	-	3,436	-	3,436
Accrued interest payable	1,059	-	1,059	-	1,059

		Fair Value Measurements at December 31, 2022 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$40,136	$40,136	$-	$-	$40,136
Available for sale securities	538,186	-	538,186	-	538,186
Restricted securities	5,137	-	5,137	-	5,137
Loans, net	930,863	-	-	890,929	890,929
Assets held for sale	965	-	965	-	965
Bank owned life insurance	38,552	-	38,552	-	38,552
Accrued interest receivable	4,879	-	2,265	2,614	4,879
Interest rate swap asset	506	-	506	-	506

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$1,363,232	$-	$1,363,232	$-	$1,363,232
Certificates of deposit	115,106	-	109,260	-	109,260
Junior subordinated debt, net	3,413	-	3,413	-	3,413
Accrued interest payable	157	-	157	-	157

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

Note 11. Other Comprehensive Income (Loss)

The following table presents the changes in each component of accumulated other comprehensive income (loss) as of June 30, 2023 and June 30, 2022 (dollars in thousands).

	AFS Securities	Interest Rate Swap	Total
Accumulated other comprehensive income (loss) at December 31, 2022	$(49,024)	$400	$(48,624)

Other comprehensive income (loss) arising during the period	3,647	(46)	3,601
Related income tax effects	(766)	9	(757)
	2,881	(37)	2,844

Reclassification into net income	206	(460)	(254)
Related income tax effects	(43)	97	54
	163	(363)	(200)

Accumulated other comprehensive loss at June 30, 2023	$(45,980)	$—	$(45,980)

	AFS Securities	Interest Rate Swap	Total
Accumulated other comprehensive loss at December 31, 2021	$(2,164)	$(47)	$(2,211)

Other comprehensive income (loss) arising during the period	(45,415)	499	(44,916)
Related income tax effects	9,536	(104)	9,432
	(35,879)	395	(35,484)

Accumulated other comprehensive income (loss) at June 30, 2022	$(38,043)	$348	$(37,695)

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

Cash flow hedges. The Company designates interest rate swaps as cash flow hedges when they are used to manage exposure to variability in cash flows on variable rate borrowings such as the Company’s junior subordinated debt. These interest rate swaps are derivative financial instruments that manage the risk of variability in cash flows by exchanging variable-rate interest payments on a notional amount of the Company’s borrowings for fixed-rate interest payments. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable-rate interest payments, and the Company assesses the effectiveness of each hedging relationship quarterly. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. At December 31, 2022, the Company had a designated cash flow hedge to manage its exposure to variability in cash flows on one variable rate borrowing through 2036. In anticipation of terminating the borrowing position, such hedge position was liquidated in the first quarter of 2023 for a gain of $479 thousand. There are no other hedges in place as of June 30, 2023.

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

Segment information for the three and six months ended June 30, 2023 and 2022 is shown in the following tables (dollars in thousands). Note that asset information is not reported below, as the assets of VNB Trust & Estate Services are reported at the Bank level and the assets of Sturman Wealth Advisors were reported at the Bank level prior to the sale of the business line on December 19, 2022; also, assets specifically allocated to the lines of business other than the Bank are insignificant and are no longer provided to the chief operating decision maker.

Three months ended June 30, 2023	Bank	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$13,703	$-	$-	$13,703
Provision for credit losses	261	-	-	261
Noninterest income	1,637	250	158	2,045
Noninterest expense	7,987	361	216	8,564
Income (loss) before income taxes	7,092	(111)	(58)	6,923
Provision for (benefit from) income taxes	1,308	(24)	(12)	1,272
Net income (loss)	$5,784	$(87)	$(46)	$5,651

Six months ended June 30, 2023	Bank	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$27,116	$-	$-	$27,116
Provision for credit losses	13	-	-	13
Noninterest income	3,492	510	319	4,321
Noninterest expense	16,355	672	398	17,425
Income (loss) before income taxes	14,240	(162)	(79)	13,999
Provision for (benefit from) income taxes	2,607	(34)	(16)	2,557
Net income (loss)	$11,633	$(128)	$(63)	$11,442

Three months ended June 30, 2022	Bank	Sturman Wealth Advisors	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$12,461	$-	$-	$-	$12,461
Provision for (recovery of) credit losses	(217)	-	-	-	(217)
Noninterest income	2,851	210	365	220	3,646
Noninterest expense	8,717	161	376	188	9,442
Income (loss) before income taxes	6,812	49	(11)	32	6,882
Provision for (benefit from) income taxes	1,181	11	(2)	7	1,197
Net income (loss)	$5,631	$38	$(9)	$25	$5,685

Six months ended June 30, 2022	Bank	Sturman Wealth Advisors	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$23,886	$-	$-	$-	$23,886
Provision for (recovery of) credit losses	(69)	-	-	-	(69)
Noninterest income	4,385	426	3,196	426	8,433
Noninterest expense	17,538	327	1,298	374	19,537
Income before income taxes	10,802	99	1,898	52	12,851
Provision for income taxes	1,811	21	399	11	2,242
Net income	$8,991	$78	$1,499	$41	$10,609

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements, and notes thereto, of Virginia National Bankshares Corporation included in this report and the audited consolidated financial statements, and notes thereto, of the Company included in the Company’s Form 10-K for the year ended December 31, 2022. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or any future period.

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

•
ROAA for the three months ended June 30, 2023 was 1.46% compared to 1.27% realized in the same period in the prior year, as average assets were lower in the current period as compared to the same period in the prior year. ROAA for the six months ended June 30, 2023 was 1.47% compared to 1.15% realized in the same period in the prior year.
•
ROAE for the three months ended June 30, 2023 was 15.98% compared to 16.20% realized in same period in the prior year. ROAE for the six months ended June 30, 2023 was 16.74% compared to 14.26% realized in same period in the prior year.
•
Net income per diluted share was $1.05 for the three months ended June 30, 2023, compared to $1.06 for the same period in the prior year. Net income per diluted share was $2.13 for the six months ended June 30, 2023, compared to $1.98 for the same period in the prior year, due to the increase of $833 thousand in net income.

We also manage our capital levels through growth, quarterly cash dividends, periodic stock dividends and share repurchases, when prudent, while maintaining a strong capital position. During the second quarter of 2023, the Board of Directors approved a share repurchase plan of up to 5% of outstanding common stock, subject to consultation with the Federal Reserve.

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

FINANCIAL CONDITION

Total assets

The total assets of the Company as of June 30, 2023 were $1.6 billion. This is a $39.3 million, or 2.4%, decrease from total assets reported at December 31, 2022 and a $160.8 million, or 9.2%, decrease from total assets reported at June 30, 2022. During 2022, the Company made a strategic decision to delay increasing rates paid on deposit accounts. As a result, the Company has experienced expected declines in deposit balances through the second quarter of 2023, which resulted in decreases within overnight investments and in the securities portfolio in order to provide necessary funding.

Interest-bearing deposits in other banks

The Company had $20.2 million of interest-bearing deposits in other banks as of June 30, 2023, compared to $19.1 million as of December 31, 2022 and $145.2 million as of June 30, 2022. During 2022, significant excess liquidity was deployed into short-term investment securities. During the first six months of 2023, customer deposit balances declined $130.3 million, which was largely funded by interest-bearing deposits in other banks.

Federal funds sold

The Company had no overnight federal funds sold as of June 30, 2023, $45 thousand as of December 31, 2022 and $52.8 million as of June 30, 2022. Any excess funds are sold on a daily basis in the federal funds market. The Company monitors liquidity on a daily basis to ensure that it maintains sufficient liquidity to meet its funding commitments at all times.

The Company participates in the Excess Balance Account of the Federal Reserve Bank of Richmond. The EBA is a limited-purpose account at the FRB for the maintenance of excess cash balances held by financial institutions. The EBA eliminates the potential of concentration risk that comes with depositing excess balances with one or multiple correspondent banks.

Securities

The Company’s investment securities portfolio as of June 30, 2023 totaled $481.3 million, a decrease of $62.0 million compared with the $543.3 million reported at December 31, 2022 and an increase of $14.3 million from the $467.0 million reported at June 30, 2022. The decrease from year-end is due to sales from lower yielding AFS securities to meet funding demands discussed earlier, while the increase during the same period in the prior year is the result of deploying excess funds into higher yielding assets. Management proactively manages the mix of earning assets and cost of funds to maximize the earning capacity of the Company. At June 30, 2023 and December 31, 2022, the investment securities holdings represented 30.4% and 33.5% of the Company’s total assets, respectively.

The Company’s investment securities portfolio included restricted securities totaling $7.4 million as of June 30, 2023, compared to $5.1 million as of December 31, 2022 and $5.1 million as of June 30, 2022. These securities represent stock in the FRB, the FHLB, CBB Financial Corporation (the holding company for Community Bankers' Bank), and an investment in an SBA loan fund. The level of FRB and FHLB stock that the Company is required to hold is determined in accordance with membership guidelines provided by the Federal Reserve and the FHLB, respectively. Stock ownership in the bank holding company for Community Bankers’ Bank provides the Company with several benefits that are not available to non-shareholder correspondent banks. None of these restricted securities are traded on the open market and can only be redeemed by the respective issuer.

At June 30, 2023, the unrestricted securities portfolio totaled $473.9 million. The following table summarizes the Company's AFS securities by type as of June 30, 2023, December 31, 2022, and June 30, 2022 (dollars in thousands):

	June 30, 2023		December 31, 2022		June 30, 2022
		% of		% of		% of
	Balance	Total	Balance	Total	Balance	Total
U.S. Government treasuries	$175,551	37.0%	$242,470	45.1%	$161,009	34.9%
U.S. Government agencies	38,839	8.2%	28,755	5.4%	30,532	6.6%
Mortgage-backed securities/CMOs	157,788	33.3%	167,076	31.0%	175,962	38.1%
Corporate bonds	18,702	4.0%	18,729	3.5%	11,154	2.4%
Municipal bonds	82,988	17.5%	81,156	15.1%	83,173	18.0%
Total available for sale securities	$473,868	100.0%	$538,186	100.0%	$461,830	100.0%

The unrestricted securities are held primarily for earnings, liquidity, and asset/liability management purposes and are reviewed quarterly for possible other-than-temporary impairments. During this review, management analyzes the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer, and the Company’s intent and ability to hold the security to recovery or maturity. These factors are analyzed for each individual security. Refer to Note 2. Adoption of New Accounting Standards for discussion on the impact of CECL to the evaluation of securities for ACL.

Loan portfolio

A management objective is to grow loan balances while maintaining the asset quality of the loan portfolio. The Company seeks to achieve this objective by maintaining rigorous underwriting standards coupled with regular evaluation of the creditworthiness of, and the designation of lending limits for, each borrowing relationship. The portfolio strategies include seeking industry, loan size, and loan type diversification to minimize credit exposure and originating loans in markets with which the Company is familiar. The Company's geographical trade area includes localities in Virginia, Maryland and the District of Columbia that are within a 100-mile radius of any office of the Company as well as the counties of Jefferson and Berkeley in West Virginia.

As of June 30, 2023, total loans were $973.3 million, compared to $936.4 million as of December 31, 2022 and $960.2 million at June 30, 2022. Loans as a percentage of total assets at June 30, 2023 were 61.4%, compared to 55.0% as of June 30, 2022. Loans as a percentage of deposits at June 30, 2023 were 72.2%, compared to 60.1% as of June 30, 2022.

The following table summarizes the Company's loan portfolio by type of loan as of June 30, 2023, December 31, 2022, and June 30, 2022 (dollars in thousands):

	June 30, 2023		December 31, 2022		June 30, 2022
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial loans	$98,312	10.1%	$71,139	7.6%	$77,599	8.1%
Real estate mortgage:
Construction and land	29,825	3.1%	37,541	4.0%	55,140	5.7%
1-4 family residential mortgages	317,330	32.6%	323,185	34.5%	329,920	34.4%
Commercial	486,643	50.0%	459,125	49.0%	446,282	46.5%
Total real estate mortgage	833,798	85.7%	819,851	87.6%	831,342	86.6%
Consumer	41,238	4.2%	45,425	4.9%	51,251	5.3%
Total loans	$973,348	100.0%	$936,415	100.0%	$960,192	100.0%

Loan balances increased by $36.9 million or 3.9% from December 31, 2022 to June 30, 2023. During the first half of 2023, the Company funded $62.3 million in organic loan production and purchased $27.7 million in government guaranteed loans. Paydowns and normal amortization of $53.1 million significantly impacted gross loan balances during the first half of 2023. As of June 30, 2023, only $196 thousand of PPP loans remain outstanding on the Bank's balance sheet.

The following table details the Company's levels of non-owner occupied commercial real estate as of June 30, 2023, along with the average loan size and % of risk ratings for each category (dollars in thousands):

Loan Type	Balance	% of Total CRE	Average Loan Size	Special Mention	Sub- standard	Non-accrual
Hotels	$13,005	5.37%	$2,601	0.00%	0.00%	0.00%
Office Building	70,969	29.32%	$835	0.00%	0.00%	0.00%
Warehouses/Industrial	47,409	19.58%	$1,823	0.00%	1.42%	0.99%
Retail	84,631	34.96%	$1,387	0.06%	0.00%	0.00%
Day Cares / Schools	15,735	6.50%	$1,574	2.26%	0.00%	0.00%
All Other Commercial Buildings	10,330	4.27%	$795	0.00%	0.00%	0.00%
Total Non-Owner Occupied CRE	$242,079

Loan quality

The Company continues to experience extremely low levels of NPAs, as a result of strict underwriting standards and practices. However, the economic environment in the Company's lending footprint could be impacted as persistent inflation, higher interest rates, and other signs of recession materialize, which could increase NPAs in future periods.

Nonaccruals - Nonaccrual loans, comprised of six loans to five borrowers, totaled $1.2 million at June 30, 2023, compared to balances of $673 thousand and $511 thousand reported at December 31, 2022 and June 30, 2022, respectively. The adoption of CECL altered the manner in which purchased loans that were in nonaccrual status are presented, and as a result, two such loans totaling $534 thousand are now included in this figure.

Past Due Loans - The Company had loans in its portfolio totaling $107 thousand, $705 thousand and $626 thousand, as of June 30, 2023, December 31, 2022 and June 30, 2022, respectively, that were 90 or more days past due and still accruing interest as the Company deemed them to be collectible.

Troubled Loan Modifications - The Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, effective January 1, 2023 on a prospective basis. Refer to Note 1. Summary of Significant Accounting Policies in Part I, Item 1, Notes to Consolidated Financial Statements for information on the Company's accounting policy for loan modifications to borrowers experiencing financial difficulty and how the Company defines TLMs. As of June 30, 2023, the Company had TLMs totaling $1.1 million.

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

Allowance for Credit Losses

The relationship of the ACL to total loans and nonaccrual loans appears below (dollars in thousands):

	June 30, 2023	December 31, 2022	June 30, 2022
Total loans	$973,348	$936,415	$960,192
Nonaccrual loans	$1,185	$673	$511
Allowance for credit losses	$7,863	$5,552	$5,503
Nonaccrual loans to total loans	0.12%	0.07%	0.05%
ACL to total loans	0.81%	0.59%	0.57%
ACL to nonaccrual loans	663.54%	824.96%	1076.91%

The ACL on loans as a percentage of loans was 0.81% as of June 30, 2023, 0.59% as of December 31, 2022, and 0.57% as of June 30, 2022. The total of the ACL and the fair value mark as a percentage of gross loans (a non-GAAP financial measure) amounted to 1.94% as of June 30, 2023, compared to 2.29% as of December 31, 2022. The fair value mark that was allocated to the acquired loans was $21.3 million as of the Effective Date, with a remaining balance of $11.0 million as of June 30, 2023. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP ACL as a percentage of loans.

A recovery of provision for credit losses totaling $19 thousand and a provision for loan losses totaling $148 thousand were recorded in the six months ended June 30, 2023 and 2022, respectively. The following is a summary of the changes in the ACL for the six months ended June 30, 2023 and 2022 (dollars in thousands):

	2023	2022
Allowance for loan losses, December 31 of prior year	$5,552	$5,984
Impact of adoption of CECL, January 1, 2023	2,491	-
Charge-offs	(322)	(664)
Recoveries	161	252
Provision for (recovery of) credit losses	(19)	(69)
Allowance for credit losses, June 30	$7,863	$5,503

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

Management reviews the ACL on a quarterly basis to ensure it is adequate based upon the calculated probable losses inherent in the portfolio. Management believes the ACL was adequately provided for as of June 30, 2023 and acknowledges that the ACL may increase throughout the year as economic conditions may continue to deteriorate for the foreseeable future.

Premises and equipment

The Company’s premises and equipment, net of depreciation, as of June 30, 2023 totaled $17.6 million compared to $17.8 million as of December 31, 2022 and $19.2 million as of June 30, 2022, decreasing from prior year second quarter due to the sale of a branch building in the first quarter of 2023. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method based on the estimated useful lives of assets. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, assets and related accumulated depreciation are removed from the books, and any resulting gain or loss is charged to income.

As of June 30, 2023, the Company occupied fourteen full-service banking facilities throughout Albemarle, Fauquier and Prince William counties and the cities of Charlottesville, Richmond, Manassas and Winchester, Virginia. The Company also operates a drive-through location at 301 East Water Street, Charlottesville, Virginia.

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

Leases

As of June 30, 2023, the Company has recorded $6.6 million of right-of-use assets and $6.3 million of lease liabilities, in accordance with ASU 2016-02 “Leases” (Topic 842). As of December 31, 2022, $6.5 million of right-of-use assets and $6.2 million of lease liabilities were included on the balance sheet. Right-of-use assets are assets that represent the Company’s right to use, or control the use of, a specified asset for the lease term, offset by the lease liability, which is the Company’s obligation to make lease payments arising from a lease, measured on a discounted basis.

Deposits

Deposit accounts represent the Company’s primary source of funds and are comprised of demand deposits, interest-bearing checking, money market, and savings accounts as well as time deposits. These deposits have been provided predominantly by individuals, businesses and charitable organizations in the Commonwealth of Virginia.

Total deposits as of June 30, 2023 were $1.3 billion, a decrease of $130.3 million compared to December 31, 2022, and a decrease of $250.8 million compared to June 30, 2022 (dollars in thousands). As stated above, during 2022, the Company made a strategic decision to delay increasing rates paid on deposit accounts. As a result, the Company has experienced expected declines during 2022 and the first half of 2023 in deposit balances.

	June 30, 2023		December 31, 2022		June 30, 2022
		% of		% of		% of
	Balance	Total	Balance	Total	Balance	Total
No cost and low cost deposits:
Noninterest demand deposits	$412,273	30.6%	$495,649	33.5%	$512,889	32.1%
Interest checking accounts	312,773	23.2%	399,983	27.1%	399,930	25.0%
Money market and savings deposit accounts	398,074	29.5%	467,600	31.6%	535,958	33.5%

Total noninterest and low cost deposit accounts	1,123,120	83.3%	1,363,232	92.2%	1,448,777	90.6%

Time deposit accounts:
Certificates of deposit	218,630	16.2%	111,134	7.5%	144,913	9.1%
CDARS deposits	6,326	0.5%	3,972	0.3%	5,208	0.3%
Total certificates of deposit and other time deposits	224,956	16.7%	115,106	7.8%	150,121	9.4%

Total deposit account balances	$1,348,076	100.0%	$1,478,338	100.0%	$1,598,898	100.0%

Noninterest-bearing demand deposits on June 30, 2023 were $412.3 million, representing 30.6% of total deposits. Interest-bearing transaction, money market, and savings accounts totaled $710.8 million, and represented 52.7% of total deposits at June 30, 2023. Collectively, noninterest-bearing and interest-bearing transaction, money market and savings accounts represented 83.3% of total deposit accounts at June 30, 2023. These account types are an excellent source of low-cost funding for the Company.

The Company also offers insured cash sweep deposit products. ICS® deposit balances of $28.4 million and $104.4 million are included in the interest checking accounts and in the money market and savings deposit accounts balances, respectively, in the table above, as of June 30, 2023. As of December 31, 2022, ICS® deposit balances of $28.8 million and $128.6 million are included in the interest checking accounts and in the money market and savings deposit account balances, respectively. All ICS® accounts consist of reciprocal balances for the Company’s customers. The Company currently holds no brokered or specialty CDs.

The remaining 16.7% of total deposits consisted of certificates of deposit and other time deposit accounts totaling $225.0 million at June 30, 2023, increasing over the balances as of December 31, 2022 as a result of several interest rate promotions put into place in the second quarter of 2023. Included in these deposit totals are CDARSTM, whereby depositors can obtain FDIC deposit insurance on account balances of up to $50 million. CDARSTM deposits totaled $6.3 million as of June 30, 2023 and $4.0 million as of December 31, 2022, all of which were reciprocal balances for the Company’s customers.

As of June 30, 2023 and December 31, 2022, the estimated amounts of uninsured deposits were $311.6 million, or 23.1% and $459.4 million, or 31.1% of total deposits, respectively.

Federal funds purchased

The Company purchased $20.5 million in federal funds as of June 30, 2023, (comprised of $10.5 million in overnight federal funds purchased and $10 million in an unsecured federal funds line of credit), compared to no such purchases as of December 31, 2022 or June 30, 2022. As noted in the Federal funds sold section previously, any excess funds are sold on a daily basis in the federal funds market and Federal funds are purchased as needed to meet liquidity needs.

Borrowings

Borrowings, consisting primarily of FHLB advances and federal funds purchased, are additional sources of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company's ability to earn a favorable spread on the funds obtained.

As of June 30, 2023, based on the FHLB’s evaluation, the Company has an available credit position of $393 million, for which access can be negotiated based on multiple factors. The Company currently has a collateral dependent line of credit with the FHLB for $67.7 million, secured by commercial mortgages, with borrowings of $59.7 million as of June 30, 2023. As of December 31, 2022, there were no outstanding borrowings with the FHLB and the Company had an off-balance sheet letter of credit in the amount of $30.0 million, issued in favor of the Commonwealth of Virginia Department of the Treasury to secure public fund depository accounts. The letter of credit was secured under the collateral dependent line of credit described above and was retired in the second quarter of 2023.

Additional borrowing arrangements maintained by the Company include formal unsecured federal funds lines with six major regional correspondent banks for a total of $114.0 million and a secured line with the Federal Reserve discount window in the amount of $4.0 million, based on the market value of the collateral. The Company had $10.0 million in outstanding balances on these lines or facilities, as noted in the federal funds purchased section above, as of June 30, 2023, but no outstanding balance as of December 31, 2022 or June 30, 2022.

Junior Subordinated Debt

In 2006, a subsidiary of Fauquier, Fauquier Statutory Trust II, privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Fauquier’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. As of June 30, 2023 and December 31, 2022, total capital securities were $3.4 million, as adjusted to fair value as of the date of the Merger. The interest rate on the capital security resets every three months at 1.70% above the then current three-month LIBOR and is paid quarterly. Management is in communication with the issuer regarding the alternative reference rate that will apply after the discontinuance of LIBOR.

The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

Shareholders' equity and regulatory capital ratios

The following table displays the changes in shareholders' equity for the Company from December 31, 2022 to June 30, 2023 (dollars in thousands):

Equity, December 31, 2022	$133,416
Net income	11,442
Other comprehensive income	2,644
Impact of adoption of CECL	(1,890)
Cash dividends declared	(3,532)
Exercise of stock options	18
Equity increase due to expensing of stock options	110
Equity increase due to expensing of restricted stock	231
Equity, June 30, 2023	$142,439

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

The Company’s Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios were 17.97%, 17.97%, 18.80% and 11.20%, respectively, as of June 30, 2023, thus exceeding the minimum requirements. The Bank’s Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios were 17.73%, 17.73%, 18.56% and 11.05%, respectively, as of June 30, 2023, also exceeding the minimum requirements.

As of June 30, 2023, the Bank exceeded all of the following minimum capital ratios in order to be considered “well capitalized” under the PCA regulations, as revised: (i) a common equity Tier 1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%.

RESULTS OF OPERATIONS

Non-GAAP presentations

The accounting and reporting policies of the Company conform to GAAP and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of the Company’s performance. These include adjusted ACL to total loans, tangible book value per share, tangible equity and the following fully-taxable equivalent measures: net interest income-FTE, efficiency ratio-FTE and net interest margin-FTE. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent that was applicable for all periods presented.

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

A reconcilement of the non-GAAP financial measures used by the Company to evaluate and measure the Company's performance to the most directly comparable GAAP financial measures is presented below (dollars in thousands, except for the per share data):

	As of or for the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Fully tax-equivalent measures
Net interest income	$13,703	$12,461	$27,116	$23,886
Fully tax-equivalent adjustment	86	82	175	164
Net interest income (FTE)	$13,789	$12,543	$27,291	$24,050

Efficiency ratio	54.4%	58.6%	55.4%	60.5%
Fully tax-equivalent adjustment	-0.3%	-0.3%	-0.3%	-0.4%
Efficiency ratio (FTE)	54.1%	58.3%	55.1%	60.1%

Net interest margin	3.81%	3.00%	3.75%	2.76%
Fully tax-equivalent adjustment	0.02%	0.02%	0.02%	0.02%
Net interest margin (FTE)	3.83%	3.02%	3.77%	2.78%

Other financial measures
ACL to total loans	0.81%	0.57%
Fair value mark to total loans	1.13%	1.82%
ACL + fair value mark to total loans (non-GAAP)	1.94%	2.39%

Book value per share	$26.54	$25.20
Impact of intangible assets	(2.53)	(2.96)
Tangible book value per share (non-GAAP)	$24.01	$22.24

Total equity	$142,439	$134,216
Impact of intangible assets	(13,583)	(15,785)
Tangible equity	$128,856	$118,431

Net income

Net income for the three months ended June 30, 2023 was $5.7 million, a $34 thousand decrease compared to $5.7 million reported for the three months ended June 30, 2022. Net income per diluted share was $1.05 for the three months ended June 30, 2023 compared to $1.06 per diluted share for the same period in the prior year.

Net income for the six months ended June 30, 2023 was $11.4 million, compared to $10.6 million for the six months ended June 30, 2022. Net income per diluted share was $2.13 for the six months ended June 30, 2023,compared to $1.98 per diluted share for the same period in the prior year.

Net interest income

Net interest margin (FTE) is the ratio of net interest income (FTE) to average earning assets for the period. The level of interest rates, together with the volume and mix of earning assets and interest-bearing liabilities, impact net interest income (FTE) and net interest margin (FTE).

Quarterly overview - Net interest income (FTE) for the three months ended June 30, 2023 was $13.8 million, a $1.2 million increase compared to net interest income (FTE) of $12.5 million for the three months ended June 30, 2022. Net interest income (FTE) increased primarily due to the increased yield earned on loans, from 4.32% to 6.35%, positively impacting interest income by $4.8 million. This metric was also positively impacted by the volume of securities, increasing from an average of $391.2 million in the three months ended June 30, 2022 to $488.1 million in the three months ended June 30, 2023, positively impacting interest income by $594 thousand. The increase in yield earned on such securities over the same period positively impacted interest income by $685 thousand, increasing from 2.16% for the three months ended June 30, 2022 to 2.78% for the three months ended June 30, 2023. The decline in average loan balances, from $984.9 million for the three months ended June 30, 2022 to $940.3 million for the three months ended June 30, 2023, negatively impacted interest income by $527 thousand. The fair value accretion on Acquired Loans positively impacted net interest income (FTE) by 88 bps during the three months ended June 30, 2023. Interest expense increased $3.9 million for the three months ended June 30, 2023, negatively impacting net interest margin (FTE), compared to the same period in the prior year. The net interest margin (FTE) of 3.83% for the three months ended June 30, 2023 was 81 bps higher than the 3.02% for the three months ended June 30, 2022. Overall, the cost of interest-bearing deposits increased period over period, from a cost of 24 bps to 174 bps, increasing interest expense by $3.5 million. The cost of short-term borrowings negatively impacted net interest margin (FTE) by $439 thousand as compared to the prior year.

Year-to-date overview - Net interest income (FTE) for the six months ended June 30, 2023 was $27.3 million, a $3.2 million increase compared to net interest income (FTE) of $24.1 million for the six months ended June 30, 2022. Net interest income (FTE) increased primarily due to the increased yield earned on loans, from 4.28% to 5.96%, positively impacting interest income by $7.9 million. The decrease in volume of loans, from an average balance of $1.0 billion for the six months ended June 30, 2022 to $936.6 million for the six months ended June 30, 2023, negatively impacted interest income (FTE) by $1.7 million. The fair value accretion on Acquired Loans positively impacted net interest income (FTE) by 32 bps during the six months ended June 30, 2023. The increase in volume of securities held, from an average balance of $352.5 million for the six months ended June 30, 2022 to $501.2 million for the six months ended June 30, 2023, positively impacted net interest income (FTE) by $1.8 million, and the increase in yield earned on such securities increased from 2.03% to 2.72% for the periods noted, positively impacting net interest income (FTE) by $1.5 million. Interest expense increased $6.0 million for the six months ended June 30, 2023, negatively impacting net interest margin (FTE), compared to the same period in the prior year. The net interest margin (FTE) of 3.77% for the six months ended June 30, 2023 was 99 bps higher than the 2.78% for the six months ended June 30, 2022.Overall, the cost of interest-bearing deposits increased period over period, from a cost of 26 bps to 141 bps, increasing interest expense by $5.1 million. The cost of short-term borrowings negatively impacted net interest margin (FTE) by $766 thousand as compared to the prior year.

Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP net interest margin.

The following tables detail the average balance sheet, including an analysis of net interest income (FTE) for earning assets and interest-bearing liabilities, for the three and six months ended June 30, 2023 and 2022. These tables also include rate/volume analyses for these same periods (dollars in thousands).

Consolidated Average Balance Sheet and Analysis of Net Interest Income

	For the Three Months Ended
	June 30, 2023			June 30, 2022			Change in Interest Income/ Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to : [4]		Total
	Balance	Income/	Yield/Cost	Balance	Income/	Yield/Cost	Volume	Rate	Increase/
		Expense			Expense				(Decrease)
ASSETS
Interest Earning Assets:
Securities:
Taxable Securities	$421,156	$2,980	2.83%	$325,833	$1,726	2.12%	$584	$670	$1,254
Tax Exempt Securities [1]	66,956	415	2.48%	65,352	390	2.39%	10	15	25
Total Securities [1]	488,112	3,395	2.78%	391,185	2,116	2.16%	594	685	1,279
Loans:
Real Estate	823,289	13,167	6.41%	847,661	8,988	4.25%	(265)	4,444	4,179
Commercial	74,665	969	5.21%	86,394	995	4.62%	(144)	118	(26)
Consumer	42,310	758	7.19%	50,828	627	4.95%	(118)	249	131
Total Loans	940,264	14,894	6.35%	984,883	10,610	4.32%	(527)	4,811	4,284
Fed Funds Sold	895	10	4.48%	150,393	302	0.81%	(545)	253	(292)
Other interest-bearing deposits	13,777	119	3.46%	142,010	219	0.62%	(347)	247	(100)
Total Earning Assets	1,443,048	18,418	5.12%	1,668,471	13,247	3.18%	(825)	5,996	5,171
Less: Allowance for Credit Losses	(7,805)			(5,866)
Total Non-Earning Assets	113,883			133,526
Total Assets	$1,549,126			$1,796,131

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$331,523	$106	0.13%	$411,374	$58	0.06%	$(13)	$61	$48
Money Market and Savings Deposits	415,015	2,197	2.12%	550,883	440	0.32%	(134)	1,891	1,757
Time Deposits	194,736	1,776	3.66%	152,695	157	0.41%	55	1,564	1,619
Total Interest-Bearing Deposits	941,274	4,079	1.74%	1,114,952	655	0.24%	(92)	3,516	3,424
Federal funds purchased	2,392	32	5.37%	—	—	—	32	—	32
Short-term borrowings	34,265	439	5.14%	—	—	—	439	—	439
Junior subordinated debt	3,430	79	9.24%	3,383	49	5.81%	1	29	30
Total Interest-Bearing Liabilities	981,361	4,629	1.89%	1,118,335	704	0.25%	380	3,545	3,925
Non-Interest-Bearing Liabilities:
Demand deposits	416,039			527,008
Other liabilities	9,853			10,067
Total Liabilities	1,407,253			1,655,410
Shareholders' Equity	141,873			140,721
Total Liabilities & Shareholders' Equity	$1,549,126			$1,796,131
Net Interest Income (FTE)		$13,789			$12,543		$(1,205)	$2,451	$1,246
Interest Rate Spread [2]			3.23%			2.93%
Cost of Funds			1.33%			0.17%
Interest Expense as a Percentage of Average Earning Assets			1.29%			0.17%
Net Interest Margin (FTE) [3]			3.83%			3.02%

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

Consolidated Average Balance Sheet and Analysis of Net Interest Income

	For the Six Months Ended
	June 30, 2023			June 30, 2022			Change in Interest Income/ Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to : [4]		Total
	Balance	Income/	Yield/Cost	Balance	Income/	Yield/Cost	Volume	Rate	Increase/
		Expense			Expense				(Decrease)
ASSETS
Interest Earning Assets:
Securities:
Taxable Securities	$434,219	$5,997	2.76%	$287,241	$2,800	1.95%	$1,762	$1,435	$3,197
Tax Exempt Securities [1]	67,019	831	2.48%	65,249	775	2.38%	21	35	56
Total Securities [1]	501,238	6,828	2.72%	352,490	3,575	2.03%	1,783	1,470	3,253
Loans:
Real Estate	820,033	24,032	5.91%	866,863	18,082	4.21%	(1,023)	6,973	5,950
Commercial	73,357	2,098	5.77%	89,944	2,084	4.67%	(424)	438	14
Consumer	43,179	1,531	7.15%	51,302	1,213	4.77%	(215)	533	318
Total Loans	936,569	27,661	5.96%	1,008,109	21,379	4.28%	(1,662)	7,944	6,282
Fed Funds Sold	455	10	4.43%	151,429	363	0.48%	(683)	330	(353)
Other interest-bearing deposits	20,789	378	3.67%	235,418	356	0.30%	(598)	620	22
Total Earning Assets	1,459,051	34,877	4.82%	1,747,446	25,673	2.96%	(1,160)	10,364	9,204
Less: Allowance for Credit Losses	(7,947)			(5,946)
Total Non-Earning Assets	114,372			124,851
Total Assets	$1,565,476			$1,866,351

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$346,625	$195	0.11%	$416,393	$119	0.06%	$(23)	$99	$76
Money Market and Savings Deposits	431,849	3,970	1.85%	603,259	1,055	0.35%	(380)	3,295	2,915
Time Deposits	161,247	2,424	3.03%	155,544	352	0.46%	13	2,059	2,072
Total Interest-Bearing Deposits	939,721	6,589	1.41%	1,175,196	1,526	0.26%	(390)	5,453	5,063
Federal funds purchased	3,754	91	4.89%	—	—	—	91	—	91
Short-term borrowings	31,074	766	4.97%	—	—	—	766	—	766
Junior subordinated debt	3,423	140	8.25%	3,377	97	0.00%	1	42	43
Total Interest-Bearing Liabilities	977,972	7,586	1.56%	1,178,573	1,623	0.28%	468	5,495	5,963
Non-Interest-Bearing Liabilities:
Demand deposits	440,285			527,049
Other liabilities	9,423			10,704
Total Liabilities	1,427,680			1,716,326
Shareholders' Equity	137,796			150,025
Total Liabilities & Shareholders' Equity	$1,565,476			$1,866,351
Net Interest Income (FTE)		$27,291			$24,050		$(1,628)	$4,869	$3,241
Interest Rate Spread [2]			3.26%			2.68%
Cost of Funds			1.08%			0.19%
Interest Expense as a Percentage of Average Earning Assets			1.05%			0.19%
Net Interest Margin (FTE) [3]			3.77%			2.78%

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

The Company believes that higher interest rates will continue to have a positive effect on yields of variable rate loans, new loan originations and purchases/reinvestment of AFS securities. The Company also expects the cost of deposits to continue to rise as competition for deposits increases and as time deposits reprice at maturity. A portion of the Company’s funding may continue to be drawn from borrowings in the near term, also resulting in a higher cost of funds. The effect of these factors on the Corporation’s net interest margin (FTE) will depend on a number of factors, including the Company’s ability to continue to increase the loan portfolio, compete for deposits and manage its borrowings. The Company can give no assurance as to the timing or extent of further increases in market interest rates or the impact of rising interest rates or any other factor on the Company's net interest margin (FTE). Alternatively, if market interest rates begin to decline, the Company’s net interest margin (FTE) may be adversely affected as the Company generally expects its assets to reprice more quickly than its deposits and borrowings.

Provision for credit losses

A provision for credit losses of $261 thousand was recognized during the three months ended June 30, 2023 compared to a recovery of provision for loan losses of $217 thousand recognized during the three months ended June 30, 2022. A provision for credit losses of $13 thousand was recognized during the six months ended June 30, 2023 compared to a recovery of provision for loan losses recognized of $69 thousand during the six months ended June 30, 2022. The second quarter 2023 provision for credit losses was comprised of $216 thousand of provision for loan losses and $45 thousand of provision for losses on unfunded commitments. The period-end ACL as a percentage of total loans was 0.81% as of June 30, 2023, 0.59% as of December 31, 2022 and 0.57% as of June 30, 2022. The total of the ACL and the fair value mark as a percentage of gross loans (a non-GAAP financial measure) amounted to 1.94% as of June 30, 2023, compared to 2.29% as of December 31, 2022 and 2.39% as of June 30, 2022.

Loan growth in the second quarter of 2023 was the primary driver of the provision for credit losses taken during the period; however, the majority of the increase in loan balances was attributable to the purchase of government-guaranteed loans which do not require an ACL. No changes have been made to the qualitative factor methodology since January 1, 2023.

Further discussion of management’s assessment of the ACL is provided earlier in the report and in Note 5 – Allowance for Credit Losses, found in the Notes to the Consolidated Financial Statements. In management’s opinion, the ACL was adequately provided for at June 30, 2023. The ACL calculation, provision for credit losses, asset quality and collateral values may be significantly impacted by deterioration in economic conditions. Should economic conditions worsen, we could experience further increases in our required ACL and record additional provision for credit loss exposure.

Noninterest income

The components of noninterest income for the three months ended June 30, 2023 and 2022 are shown below (dollars in thousands):

	For the Three Months Ended		Variance
	June 30, 2023	June 30, 2022	$	%
Noninterest income:
Wealth management fees	$397	$572	$(175)	-30.6%
Advisory and brokerage income	-	210	(210)	-100.0%
Deposit account fees	399	458	(59)	-12.9%
Debit/credit card and ATM fees	636	779	(143)	-18.4%
Bank owned life insurance income	261	246	15	6.1%
Gains on sale of assets	-	1,113	(1,113)	100.0%
Other	352	268	84	31.3%
Total noninterest income	$2,045	$3,646	$(1,601)	-43.9%

Noninterest income for the three months ended June 30, 2023 of $2.0 million was $1.6 million or 43.9% lower than the amount recorded for the three months ended June 30, 2022, primarily due to gains on the sale of two properties of $1.1 million in the second quarter of the prior year. In addition, $210 thousand of income was recognized in the second quarter of the prior year related to advisory and brokerage income; this business line was sold in the fourth quarter of 2022, eliminating future income or expense related thereto. In the second quarter of 2023, the Company received an additional $267 thousand recovery of unearned premiums related to the loss of insurance on the student loan portfolio, bringing the total recovered from liquidation of the insurance company to over $1.3 million.

The components of noninterest income for the six months ended June 30, 2023 and 2022 are shown below (dollars in thousands):

	For the Six Months Ended		Variance
	June 30, 2023	June 30, 2022	$	%
Noninterest income:
Wealth management fees	$801	$1,129	$(328)	-29.1%
Advisory and brokerage income	-	426	(426)	-100.0%
Deposit account fees	800	923	(123)	-13.3%
Debit/credit card and ATM fees	1,207	1,486	(279)	-18.8%
Bank owned life insurance income	513	457	56	12.3%
Resolution of commercial dispute	-	2,400	(2,400)	-100.0%
Gain on sale of assets	-	1,113	(1,113)	-100.0%
Gain on sale of securities, net	254	-	254	N/A
Other	746	499	247	49.5%
Total noninterest income	$4,321	$8,433	$(4,112)	-48.8%

Noninterest income for the six months ended June 30, 2023 of $4.3 million was $4.1 million or 48.8% lower than the amount recorded for the six months ended June 30, 2022. Noninterest income decreased predominantly due to the receipt and recognition of a $2.4 million one-time payment to resolve a commercial dispute, the $1.1 million gain on the sale of two properties and $426 thousand of advisory and brokerage income recognized in the first half of 2022.

Noninterest expense

The components of noninterest expense for the three months ended June 30, 2023 and 2022 are shown below (dollars in thousands):

	For the Three Months Ended		Variance
	June 30, 2023	June 30, 2022	$	%
Noninterest expense:
Salaries and employee benefits	$4,062	$4,086	$(24)	-0.6%
Net occupancy	929	1,282	(353)	-27.5%
Equipment	176	254	(78)	-30.7%
Bank franchise tax	313	304	9	3.0%
Computer software	203	357	(154)	-43.1%
Data processing	806	699	107	15.3%
FDIC deposit insurance assessment	220	125	95	76.0%
Marketing, advertising and promotion	275	259	16	6.2%
Plastics expense	30	92	(62)	-67.4%
Professional fees	198	404	(206)	-51.0%
Core deposit intangible amortization	379	427	(48)	-11.2%
Other	973	1,153	(180)	-15.6%
Total noninterest expense	$8,564	$9,442	$(878)	-9.3%

Noninterest expense for the quarter ended June 30, 2023 of $8.6 million was $878 thousand or 9.3% lower than the quarter ended June 30, 2022. This decrease is primarily due to lower occupancy expenses of $353 thousand from the elimination of four branch facilities, as well as reduced professional and consulting fees of $206 thousand and reduced computer software expenses of $154 thousand as a result of efficiencies gained from the Merger.

The components of noninterest expense for the six months ended June 30, 2023 and 2022 are shown below (dollars in thousands):

	For the Six Months Ended		Variance
	June 30, 2023	June 30, 2022	$	%
Noninterest expense:
Salaries and employee benefits	$8,113	$8,817	$(704)	-8.0%
Net occupancy	2,108	2,479	(371)	-15.0%
Equipment	394	537	(143)	-26.6%
Bank franchise tax	637	608	29	4.8%
Computer software	405	620	(215)	-34.7%
Data processing	1,548	1,437	111	7.7%
FDIC deposit insurance assessment	320	351	(31)	-8.8%
Marketing, advertising and promotion	650	526	124	23.6%
Plastics expense	78	231	(153)	-66.2%
Professional fees	390	741	(351)	-47.4%
Core deposit intangible amortization	770	866	(96)	-11.1%
Other	2,012	2,324	(312)	-13.4%
Total noninterest expense	$17,425	$19,537	$(2,112)	-10.8%

Noninterest expense for the six months ended June 30, 2023 of $17.4 million was $2.1 million or 10.8% lower than the six months ended June 30, 2022. This decrease is the result of efficiencies gained from the Merger, namely : 1) salaries and employee benefits decreased $704 thousand, 2) net occupancy decreased $371 thousand, 3) professional fees decreased $351 thousand, and 4) computer software expense decreased $215 thousand.

The efficiency ratio (FTE) of 54.1% for the three months ended June 30, 2023 compared favorably to 58.3% for the same quarter of 2022, due to the increase in net interest income (FTE) and the decrease in noninterest expense, as described above. The efficiency ratio (FTE) of 55.1% for the six months ended June 30, 2023 also compared favorably to 60.1% for the six months ended June 30, 2022 for the same reasons. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP efficiency ratio.

Provision for Income Taxes

For the three months ended June 30, 2023 and 2022, the Company provided $1.3 million and $1.2 million for Federal income taxes, respectively, resulting in effective income tax rates of 18.4% and 17.4%, respectively. For the six months ended June 30, 2023 and 2022, the Company provided $2.6 million and $2.2 million for Federal income taxes, respectively, resulting in effective income tax rates of 18.3% and 17.4%, respectively. For each period, the effective income tax rate differed from the U.S. statutory rate of 21% due to the recognition of low-income housing tax credits and the effect of tax-exempt income from municipal bonds and bank owned life insurance policies.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

During the quarter ended June 30, 2023, there have been no material changes from the risk factors described in the Company’s Form 10-K for the year ended December 31, 2022. The risks described may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that are currently considered not to be material also may materially adversely affect our business, financial condition and/or operating results.

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline eXtensible Business Reporting Language, pursuant to Rule 405 of Regulation S-T (1): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Shareholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101.0)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA NATIONAL BANKSHARES CORPORATION
(Registrant)

/s/ Glenn W. Rust
Glenn W. Rust
President and Chief Executive Officer (principal executive officer)

Date:	August 11, 2023

/s/ Tara Y. Harrison
Tara Y. Harrison
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)
Date:	August 11, 2023