Form 10-Q
period 2023-09-30
Virginia National Bankshares Corp
filed 2023-11-13
CIK 1572334

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐ No ☒

As of November 10, 2023, the registrant had 5,365,982 shares of common stock, $2.50 par value per share, outstanding.

VIRGINIA NATIONAL BANKSHARES CORPORATION

FORM 10-Q

Glossary of Acronyms and Defined Terms
2005 Plan	-	2005 Stock Incentive Plan
2014 Plan	-	2014 Stock Incentive Plan
2022 Plan	-	2022 Stock Incentive Plan
ACL	-	Allowance for credit losses
Acquired Loans	-	Loans acquired from Fauquier
AFS	-	Available for sale
ALLL	-	Allowance for loan and lease losses
ALM	-	Asset liability management
ASC	-	Accounting Standards Codification
ASC 326	-	ASU 2016-13, Financial Instruments and Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASC 820	-	ASC 820, Fair Value Measurements and Disclosures
ASU	-	Accounting Standards Update
ATM	-	Automated teller machine
the Bank	-	Virginia National Bank
bps	-	Basis points
CD	-	Certificate of deposit
CDARS™	-	Certificates of Deposit Account Registry Service
CECL	-	Current expected credit losses
CME	-	Chicago Mercantile Exchange
CMO	-	Collateralized mortgage obligation
the Company	-	Virginia National Bankshares Corporation and its subsidiaries
CRE	-	Commercial real estate
DCF		Discounted cash flow
EBA	-	Excess Balance Account
Effective Date	-	April 1, 2021
Exchange Act	-	Securities Exchange Act of 1934, as amended
Fauquier	-	Fauquier Bankshares, Inc. and its subsidiaries
FASB	-	Financial Accounting Standards Board
Federal Reserve	-	Board of Governors of the Federal Reserve System
Federal Reserve Bank or FRB	-	Federal Reserve Bank of Richmond
FHLB	-	Federal Home Loan Bank of Atlanta
Form 10-K	-	Annual Report on Form 10-K for the year ended December 31, 2022
FTE	-	Fully taxable equivalent
GAAP or U.S. GAAP	-	Accounting principles generally accepted in the United States
ICS®	-	Insured Cash Sweep®
IRR	-	Interest rate risk
LIBOR	-	London Interbank Offering Rate
Masonry Capital	-	Masonry Capital Management, LLC
Merger	-	Mergers of Fauquier Bankshares, Inc. and The Fauquier Bank with and into the Company and the Bank, respectively
NPA	-	Nonperforming assets
OREO	-	Other real estate owned
OTTI	-	Other than temporary impairment
PCA	-	Prompt Corrective Action
PCD	-	Purchased loan with credit deterioration
PCI	-	Purchased credit impaired
PITI	-	Principal, interest, taxes and insurance
the Plans	-	2005 Stock Incentive Plan, 2014 Stock Incentive Plan and 2022 Stock Incentive Plan
PPP	-	Paycheck Protection Program
Reorganization	-	Reorganization Agreement Plan of Share Exchange dated March 6, 2013 between the Bank and the Company
ROAA	-	Return on Average Assets
ROAE	-	Return on Average Equity
SBA	-	Small Business Administration
SEC	-	U.S. Securities and Exchange Commission
SOFR	-	Secured Overnight Financing Rate
Sturman Wealth	-	Sturman Wealth Advisors
TDR	-	Troubled debt restructuring
TLM	-	Troubled loan modification

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30, 2023	December 31, 2022 *
ASSETS	Unaudited
Cash and due from banks	$7,416	$20,993
Interest-bearing deposits in other banks	9,959	19,098
Federal funds sold	1,015	45
Securities:
Available for sale, at fair value	390,816	538,186
Restricted securities, at cost	7,269	5,137
Total securities	398,085	543,323
Loans, net of deferred fees and costs	1,020,518	936,415
Allowance for credit losses	(7,799)	(5,552)
Loans, net	1,012,719	930,863
Premises and equipment, net	16,298	17,808
Assets held for sale	-	965
Bank owned life insurance	38,635	38,552
Goodwill	7,768	7,768
Core deposit intangible, net	5,448	6,586
Right of use asset, net	7,110	6,536
Deferred tax asset, net	19,567	17,315
Accrued interest receivable and other assets	38,559	13,507
Total assets	$1,562,579	$1,623,359
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest-bearing	$399,158	$495,649
Interest-bearing	287,480	399,983
Money market and savings deposit accounts	406,189	467,600
Certificates of deposit and other time deposits	277,471	115,106
Total deposits	1,370,298	1,478,338
Short-term borrowings	43,000	-
Junior subordinated debt, net	3,448	3,413
Lease liability	6,824	6,173
Accrued interest payable and other liabilities	3,282	2,019
Total liabilities	1,426,852	1,489,943
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, $2.50 par value	-	-
Common stock, $2.50 par value	13,253	13,214
Capital surplus	105,862	105,344
Retained earnings	72,384	63,482
Accumulated other comprehensive loss	(55,772)	(48,624)
Total shareholders' equity	135,727	133,416
Total liabilities and shareholders' equity	$1,562,579	$1,623,359
Common shares outstanding	5,365,982	5,337,271
Common shares authorized	10,000,000	10,000,000
Preferred shares outstanding	-	-
Preferred shares authorized	2,000,000	2,000,000

* Derived from audited Consolidated Financial Statements

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest and dividend income:
Loans, including fees	$13,748	$11,024	$41,409	$32,403
Federal funds sold	133	299	143	662
Other interest-bearing deposits	64	618	442	973
Investment securities:
Taxable	2,848	2,626	8,674	5,300
Tax exempt	327	313	983	925
Dividends	94	66	265	192
Total interest and dividend income	17,214	14,946	51,916	40,455

Interest expense:
Demand deposits	78	56	273	175
Money market and savings deposits	2,739	415	6,709	1,470
Certificates and other time deposits	2,685	147	5,109	499
Federal funds purchased	505	-	1,271	-
Short-term borrowings	21	-	112	-
Junior subordinated debt	86	51	226	148
Total interest expense	6,114	669	13,700	2,292
Net interest income	11,100	14,277	38,216	38,163
Provision for (recovery of) credit losses	(73)	39	(60)	(30)
Net interest income after provision for (recovery of) credit losses	11,173	14,238	38,276	38,193

Noninterest income:
Wealth management fees	419	590	1,220	1,719
Advisory and brokerage income	-	213	-	639
Deposit account fees	404	443	1,204	1,366
Debit/credit card and ATM fees	535	660	1,742	2,146
Bank owned life insurance income	981	252	1,494	709
Resolution of commercial dispute	-	-	-	2,400
Gains on sale of assets	132	4	132	1,117
Gain on termination of interest swap	-	-	460	-
Loss on sales of AFS, net	-	-	(206)	-
Other	173	138	919	637
Total noninterest income	2,644	2,300	6,965	10,733

Noninterest expense:
Salaries and employee benefits	3,936	4,252	12,049	13,069
Net occupancy	991	1,318	3,099	3,797
Equipment	195	249	589	786
Bank franchise tax	292	304	929	912
Computer software	185	287	590	907
Data processing	623	712	2,171	2,149
FDIC deposit insurance assessment	220	70	540	421
Marketing, advertising and promotion	262	347	912	873
Plastics expense	51	91	129	322
Professional fees	202	310	592	1,051
Core deposit intangible amortization	368	415	1,138	1,281
Other	1,015	1,148	3,027	3,472
Total noninterest expense	8,340	9,503	25,765	29,040

Income before income taxes	5,477	7,035	19,476	19,886
Provision for income taxes	824	1,263	3,381	3,505
Net income	$4,653	$5,772	$16,095	$16,381
Net income per common share, basic	$0.87	$1.08	$3.00	$3.08
Net income per common share, diluted	$0.86	$1.08	$2.99	$3.06
Weighted average common shares outstanding, basic	5,365,982	5,326,543	5,354,086	5,321,652
Weighted average common shares outstanding, diluted	5,395,483	5,348,900	5,382,145	5,347,878

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income	$4,653	$5,772	$16,095	$16,381
Other comprehensive income (loss):
Unrealized losses on securities, net of tax benefit of ($2,603) and ($1,837) for the three and nine months ended September 30, 2023; and net of tax benefit of ($3,416) and ($12,952) for the three and nine months ended September 30, 2022; respectively	(9,792)	(12,845)	(6,911)	(48,724)
Reclassification adjustment for realized gain on termination of interest rate swap, net of tax benefit of $0 and ($97) for the three and nine months ended September 30, 2023, respectively	—	—	(363)	—
Reclassification adjustment for realized losses on securities, net of tax of $0 and $43 for the three and nine months ended September 30, 2023, respectively	—	—	163	—
Unrealized gains (losses) on interest rate swaps, net of tax benefit of $0 and ($9) for the three and nine months ended September 30, 2023; and net of tax of $49 and $153 for the three and nine months ended September 30, 2022; respectively	—	179	(37)	574
Total other comprehensive loss	(9,792)	(12,666)	(7,148)	(48,150)
Total comprehensive income (loss)	$(5,139)	$(6,894)	$8,947	$(31,769)

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Dollars in thousands, except per share data)

(Unaudited)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2021	$13,178	$104,584	$46,436	$(2,211)	$161,987
Stock option expense	-	41	-	-	41
Restricted stock grant expense	-	93	-	-	93
Vested stock grants	12	(12)	-	-	-
Cash dividends declared ($0.30 per share)	-	-	(1,596)	-	(1,596)
Net income	-	-	4,924	-	4,924
Other comprehensive loss	-	-	-	(19,430)	(19,430)
Balance, March 31, 2022	$13,190	$104,706	$49,764	$(21,641)	$146,019
Stock option expense	-	42	-	-	42
Restricted stock grant expense	-	121	-	-	121
Vested stock grants	11	(11)	-	-	-
Cash dividends declared ($0.30 per share)	-	-	(1,597)	-	(1,597)
Net income	-	-	5,685	-	5,685
Other comprehensive loss	-	-	-	(16,054)	(16,054)
Balance, June 30, 2022	$13,201	$104,858	$53,852	$(37,695)	$134,216
Exercise of stock options	$3	$21	-	-	24
Stock option expense	-	42	-	-	42
Restricted stock grant expense	-	184	-	-	184
Vested stock grants	10	(10)	-	-	-
Cash dividends declared ($0.30 per share)	-	-	(1,598)	-	(1,598)
Net income	-	-	5,772	-	5,772
Other comprehensive loss	-	-	-	(12,666)	(12,666)
Balance, September 30, 2022	$13,214	$105,095	$58,026	$(50,361)	$125,974

Balance, December 31, 2022	$13,214	$105,344	$63,482	$(48,624)	$133,416
Exercise of stock options	3	15	-	-	18
Stock option expense	-	42	-	-	42
Restricted stock grant expense	-	111	-	-	111
Vested restricted stock grants	21	(21)	-	-	-
Cash dividends declared ($0.33 per share)	-	-	(1,762)	-	(1,762)
Impact of adoption of CECL	-	-	(1,890)	-	(1,890)
Net income	-	-	5,791	-	5,791
Other comprehensive income	-	-	-	5,771	5,771
Balance, March 31, 2023	$13,238	$105,491	$65,621	$(42,853)	$141,497
Stock option expense	-	68	-	-	68
Restricted stock grant expense	-	120	-	-	120
Vested restricted stock grants	12	(12)	-	-	-
Cash dividends declared ($0.33 per share)	-	-	(1,770)	-	(1,770)
Net income	-	-	5,651	-	5,651
Other comprehensive loss	-	-	-	(3,127)	(3,127)
Balance, June 30, 2023	$13,250	$105,667	$69,502	$(45,980)	$142,439
Stock option expense	-	18	-	-	18
Restricted stock grant expense	-	180	-	-	180
Vested stock grants	3	(3)	-	-	-
Cash dividends declared ($0.33 per share)	-	-	(1,771)	-	(1,771)
Net income	-	-	4,653	-	4,653
Other comprehensive loss	-	-	-	(9,792)	(9,792)
Balance, September 30, 2023	$13,253	$105,862	$72,384	$(55,772)	$135,727

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the nine months ended
	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,095	$16,381
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) credit losses	(60)	(30)
Net accretion of certain acquisition-related adjustments	(5,637)	(1,518)
Amortization of intangible assets	1,138	1,332
Net amortization and (accretion) of securities	(1,754)	317
Net losses on sale of AFS	206	—
Net gains on sale of other assets	(132)	(1,117)
Earnings on bank owned life insurance	(1,494)	(709)
Depreciation and other amortization	2,527	2,875
Stock option expense	128	125
Stock grant expense	411	398
Net change in:
Accrued interest receivable and other assets	52	1,509
Accrued interest payable and other liabilities	(783)	(2,112)
Net cash provided by operating activities	10,697	17,451

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in restricted investments	(2,132)	(188)
Purchases of available for sale securities	(68,565)	(314,997)
Proceeds from maturities, calls, sales and principal payments of available for sale securities	183,950	18,365
Net change in loans	(78,721)	119,905
Purchase of bank owned life insurance	—	(6,354)
Proceeds from bank owned life insurance payout	1,411	-
Proceeds from sale of premises and equipment	2,358	6,211
Proceeds from sale of other real estate owned	—	610
Purchase of bank premises and equipment	(870)	(510)
Net cash provided by (used in) investing activities	37,431	(176,958)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand deposits, interest checking, money market and savings accounts	(270,405)	(171,728)
Net change in certificates of deposit and other time deposits	162,357	(27,753)
Net change in federal funds purchased	—	—
Net change in other borrowings	43,000	—
Proceeds from termination of interest swap	460	—
Proceeds from stock options exercised	18	24
Cash dividends paid	(5,304)	(4,791)
Net cash used in financing activities	(69,874)	(204,248)
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(21,746)	$(363,755)

CASH AND CASH EQUIVALENTS:
Beginning of period	$40,136	$508,840
End of period	$18,390	$145,085

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$10,701	$2,344
Taxes	$3,579	$2,750

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized losses on available for sale securities	$(8,542)	$(61,676)
Unrealized gains on interest rate swaps	$—	$727
Initial right-of-use assets obtained in exchange for new operating lease liabilities	$1,983	$540

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2023

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

Basis of Presentation: The preparation of financial statements in conformity with GAAP and the reporting guidelines prescribed by regulatory authorities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the ACL, accounting for business combinations, including loans acquired in the business combination, ACL on individually evaluated loans, goodwill impairment, credit losses of securities, other intangible assets, and fair value measurements. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Reclassifications: If needed, certain previously reported amounts have been reclassified to conform to current period presentation. No such reclassifications were significant.

Recent Significant Accounting Pronouncements

Disclosure Improvements - In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative”. This ASU incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. The Company does not expect the adoption of ASU 2023-06 to have a material impact on its consolidated financial statements.

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

The following table illustrates the impact of adopting ASC 326 (dollars in thousands):

	December 31, 2022	January 1, 2023	January 1, 2023
	As Previously Reported (Incurred Loss)	Impact of ASC 326	As Reported Under ASC 326
Assets:
Loans, gross	$936,415	$355	$936,770

Allowance for credit losses:
Commercial	194	(11)	183
Real estate construction and land	221	440	661
1-4 family residential mortgages	1,618	14	1,632
Commercial mortgages	2,820	1,577	4,397
Consumer	699	471	1,170
Allowance for credit losses	$5,552	$2,491	$8,043

Loans, net	$930,863	$(2,136)	$928,727

Net deferred tax asset	$17,315	$499	$17,814

Liabilities:
Reserve for credit losses on unfunded commitments	60	253	313

Total equity	$133,416	$(1,890)	$131,526

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

Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes an AFS security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At September 30, 2023, there was no ACL related to the AFS securities portfolio.

Loans - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $3.4 million at September 30, 2023 and was reported in Accrued interest receivable and other assets on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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

Allowance for Credit Losses – Reserve for Unfunded Commitments - The Company records an ACL for off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for credit losses in the Company’s consolidated statements of income. The ACL for off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for unfunded commitments is included in Accrued interest payable and other liabilities on the Company’s consolidated balance sheets.

Accrued Interest Receivable - The Company elected not to measure an ACL for accrued interest receivable and instead elected to reverse interest income on loans that are placed on nonaccrual status, which is generally when the instrument is 90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectible interest.

Note 3. Securities

The amortized cost and fair values of securities available for sale as of September 30, 2023 and December 31, 2022 were as follows (dollars in thousands):

September 30, 2023		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government treasuries	$106,722	$9	$(1,052)	$105,679
U.S. Government agencies	45,168	-	(7,399)	37,769
Mortgage-backed securities/CMOs	185,460	-	(33,399)	152,061
Corporate bonds	19,655	-	(992)	18,663
Municipal bonds	104,409	-	(27,765)	76,644
Total Securities Available for Sale	$461,414	$9	$(70,607)	$390,816

December 31, 2022		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government treasuries	$245,583	$-	$(3,113)	$242,470
U.S. Government agencies	35,283	-	(6,528)	28,755
Mortgage-backed securities/CMOs	194,964	-	(27,888)	167,076
Corporate bonds	19,581	-	(852)	18,729
Municipal bonds	104,831	-	(23,675)	81,156
Total Securities Available for Sale	$600,242	$-	$(62,056)	$538,186

As of September 30, 2023, there were $331.8 million or 284 issues of individual securities, held in an unrealized loss position. These securities have an unrealized loss of $70.6 million and consist of 119 mortgage-backed/collateralized mortgage obligations, 128 municipal bonds, 20 agency bonds, 6 treasury bonds and 11 corporate bonds.

Accrued interest receivable on AFS securities as of September 30, 2023 amounted to $2.0 million.

The following table summarizes all securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, for which no allowance for credit losses was recorded, at September 30, 2023, and December 31, 2022 (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
September 30, 2023	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government treasuries	$-	$-	$51,817	$(1,052)	$51,817	$(1,052)
U.S. Government agencies	9,968	(32)	27,651	(7,367)	37,619	(7,399)
Mortgage-backed/CMOs	-	-	147,063	(33,399)	147,063	(33,399)
Corporate bonds	-	-	18,663	(992)	18,663	(992)
Municipal bonds	2,750	(113)	73,894	(27,652)	76,644	(27,765)
	$12,718	$(145)	$319,088	$(70,462)	$331,806	$(70,607)

	Less than 12 Months		12 Months or More		Total
December 31, 2022	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government treasuries	$242,470	$(3,113)	$-	$-	$242,470	$(3,113)
U.S. Government agencies	4,285	(620)	24,218	(5,908)	28,503	(6,528)
Mortgage-backed/CMOs	55,396	(6,010)	111,689	(21,878)	167,085	(27,888)
Corporate bonds	18,729	(852)	-	-	18,729	(852)
Municipal bonds	44,117	(8,001)	35,964	(15,674)	80,081	(23,675)
	$364,997	$(18,596)	$171,871	$(43,460)	$536,868	$(62,056)

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

Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality. In addition, issuers have continued to make timely payments of principal and interest. Accordingly, as of September 30, 2023, management believes the impairments detailed in the table above are temporary, and no credit loss has been realized in the Company’s consolidated income statement. Additionally, management has the ability to hold any security with an unrealized loss until maturity or until such time as the value of the security has recovered from its unrealized loss position.

Securities having carrying values of $2.9 million and $5.1 million at September 30, 2023 and December 31, 2022, respectively, were pledged as collateral to facilitate borrowing from the Federal Reserve Bank of Richmond. Securities having carrying values of $17.5 million and $2.1 million at September 30, 2023 and December 31, 2022, respectively, were pledged to the Commonwealth of Virginia Department of the Treasury to secure public funds depository accounts.

During the nine months ended September 30, 2023, the Company sold AFS securities with a total book value of $49.9 million, incurring a pre-tax loss of $206 thousand, as part of a strategic decision to reinvest proceeds into higher yielding assets. There were no sales of securities during the three months ended September 30, 2023 or the three and nine months ending September 30, 2022.

Restricted securities are securities with limited marketability and consist of stock in the FRB, the Federal Home Loan Bank of Atlanta, CBB Financial Corporation (the holding company for Community Bankers' Bank) and an investment in an SBA loan fund. These restricted securities, totaling $7.3 million and $5.1 million as of September 30, 2023 and December 31, 2022, respectively, are carried at cost.

The amortized cost and fair value of AFS debt securities at September 30, 2023 are presented below based upon contractual maturities, by major investment categories (dollars in thousands). Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

	Amortized Cost	Fair Value
U.S. Government treasuries
One year or less	$105,223	$104,236
After one year to five years	1,499	1,443
	$106,722	$105,679
U.S. Government agencies
One year or less	$10,000	$9,968
After one year to five years	5,793	4,954
After five years to ten years	25,375	20,107
Ten years or more	4,000	2,740
	$45,168	$37,769
Mortgage-backed securities/CMOs
One year or less	$4,021	$3,942
After one year to five years	4,757	4,444
After five years to ten years	3,124	2,764
Ten years or more	173,558	140,911
	$185,460	$152,061
Corporate bonds
One year or less	$1,002	$983
After one year to five years	18,653	17,680
	$19,655	$18,663
Municipal bonds
After one year to five years	$3,374	$3,180
After five years to ten years	20,874	18,406
Ten years or more	80,161	55,058
	$104,409	$76,644

Total Debt Securities Available for Sale	$461,414	$390,816

Note 4. Loans

On January 1, 2023, the Company adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans receivable. For further information and discussion regarding the Company's adoption of ASC and CECL, see Note 2 - Adoption of New Accounting Standards. All loan information presented as of September 30, 2023 is in accordance with ASC 326. All loan information presented as of December 31, 2022 or a prior date is presented in accordance with previously applicable GAAP.

The composition of the loan portfolio by major loan classifications at September 30, 2023 and December 31, 2022, stated at their face amount, net of deferred fees and costs and discounts, including fair value marks, appears below (dollars in thousands). The Company has elected to exclude accrued interest receivable, totaling $3.4 million as of September 30, 2023, from the amortized cost basis of loans.

	September 30,	December 31,
	2023	2022
Commercial	$121,846	$71,139
Real estate construction and land	31,526	37,541
1-4 family residential mortgages	316,862	323,185
Commercial mortgages	511,327	459,125
Consumer	38,957	45,425
Total loans	1,020,518	936,415
Less: Allowance for credit losses	(7,799)	(5,552)
Net loans	$1,012,719	$930,863

The balances in the table above include unamortized premiums and net deferred loan costs and fees. As of September 30, 2023 and December 31, 2022, unamortized premiums from purchases of loans (excluding loans acquired during the Merger) were $3.3 million, and $1.4 million, respectively, due primarily to purchases of government-guaranteed loans. Net deferred loan costs and fees totaled $2.1 million and $755 thousand as of September 30, 2023 and December 31, 2022, respectively.

Consumer loans include $56 thousand and $180 thousand of demand deposit overdrafts as of September 30, 2023 and December 31, 2022, respectively.

Loans acquired in business combinations are recorded in the consolidated balance sheets at fair value at the acquisition date under the acquisition method of accounting. The fair value mark as of the Effective Date was $23.1 million. The table above includes a remaining net fair value mark of $10.0 million as of September 30, 2023 on the Acquired Loans.

The following table shows the aging of the Company's loan portfolio, by class, at September 30, 2023 (dollars in thousands):

	30-59 Days	60-89 Days	90 Days or More Past Due and Still Accruing	Nonaccrual Loans	Current Loans	Total Loans

Commercial	$-	$-	$783	$-	$121,063	$121,846
Real estate construction and land	-	-	-	-	31,526	31,526
1-4 family residential mortgages	1,924	607	-	700	313,631	316,862
Commercial mortgages	-	-	-	443	510,884	511,327
Consumer loans	146	132	71	-	38,608	38,957
Total Loans	$2,070	$739	$854	$1,143	$1,015,712	$1,020,518

The following table shows the Company's amortized cost basis of loans on nonaccrual status as of September 30, 2023 and December 31, 2022 (dollars in thousands). All nonaccrual loans are evaluated for an ACL on an individual basis. Only one nonaccrual loan required an ACL, in the amount of $12 thousand, due to collateral value shortfall. The adoption of CECL altered the manner in which purchased loans that were in nonaccrual status are presented, and as a result, two such loans totaling $501 thousand are included in this figure in 2023 and not included in 2022.

	CECL			Incurred Loss
	September 30, 2023			December 31, 2022
	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans
Commercial	$-	$-	$-	$-
Real estate construction and land	-	-	-	-
1-4 family residential mortgages	228	472	700	673
Commercial mortgages	443		443	-
Consumer	-	-	-	-
Total Loans	$671	$472	$1,143	$673

From time to time, the Company modifies loans to borrowers who are experiencing financial difficulties by providing term extensions, interest rate reductions or other-than-insignificant payment delays. As the effect of most modifications is already included in the ACL due to the measurement methodologies used in its estimate, the ACL is typically not adjusted upon modification. During the three and nine months ended September 30, 2023, no loans were modified for borrowers experiencing financial difficulties.

The Company closely monitors the performance of all modified loans to understand the effectiveness of its modification efforts. Upon determination, if applicable, that all or a portion of a modified loan is uncollectible, that amount is charged against the ACL. There were no payment defaults during the three and nine months ended September 30, 2023 of modified loans that were modified during the previous twelve months and all are current as of September 30, 2023.

Prior to the adoption of ASC 326

Loans acquired in business combinations are recorded in the consolidated balance sheets at fair value at the acquisition date under the acquisition method of accounting. The outstanding principal balance and the carrying amount at December 31, 2022 of loans acquired in business combinations were as follows (dollars in thousands):

	December 31, 2022
	Acquired Loans - Purchased Credit Impaired	Acquired Loans - Purchased Performing	Acquired Loans - Total
Outstanding principal balance	$43,250	$290,604	$333,854
Carrying amount:
Commercial	$630	$12,606	$13,236
Real estate construction and land	1,461	8,530	9,991
1-4 family residential mortgages	9,076	164,280	173,356
Commercial mortgages	20,828	99,206	120,034
Consumer	72	1,277	1,349
Total acquired loans	$32,067	$285,899	$317,966

The following table presents a summary of the changes in the accretable yield of loans classified as purchased credit impaired (dollars in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Accretable yield, beginning of period	11,667	13,742
Accretion	(828)	(2,327)
Reclassification from nonaccretable difference	6,829	9,021
Other changes, net	(734)	(3,502)
Accretable yield, end of period	16,934	16,934

The past due status of loans as of December 31, 2022 was as follows (dollars in thousands):

	30-59 Days	60-89 Days	90 Days or More	Total Past Due	PCI	Current	Total Loans	90 Days Past Due and Still Accruing

Commercial	$-	$24	$-	$24	$630	$70,485	$71,139	$-
Real estate construction and land	287	-	75	362	1,461	35,718	37,541	-
1-4 family residential mortgages	1,176	191	598	1,965	9,076	312,144	323,185	-
Commercial mortgages	330	-	646	976	20,828	437,321	459,125	646
Consumer loans	315	41	59	415	72	44,938	45,425	59
Total Loans	$2,108	$256	$1,378	$3,742	$32,067	$900,606	$936,415	$705

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

There were no defaults in the three and nine months ended September 30, 2023 on loans modified in the previous twelve months.

Note 5. Allowance for Credit Losses

On January 1, 2023, the Company adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost. For further information and discussion regarding the Company's adoption of CECL, see Note 2 - Adoption of New Accounting Standards. All ACL information presented as of September 30, 2023 is in accordance with ASC 326. All ALLL information presented as of December 31, 2022 or a prior date is presented in accordance with previously applicable GAAP.

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

Management has elected to perform an individual evaluation on all loans in nonaccrual status. As of September 30, 2023, after reviewing each loan in nonaccrual status, a specific reserve of $12 thousand was established.

The primary driver in the decrease in reserves from adoption date of January 1, 2023 to September 30, 2023 was the proportional increase in government-guaranteed loans which do not require an ACL.

The following table shows the ACL activity by loan portfolio for the three and nine months ended September 30, 2023 (dollars in thousands):

	Commercial Loans	Real Estate Construction and Land	1-4 family residential mortgages	Commercial mortgages	Consumer Loans	Total
Allowance for Credit Losses:
Balance as of December 31, 2022	$194	$221	$1,618	$2,820	$699	$5,552
Impact of ASC 326 adoption	(11)	440	14	1,577	471	2,491
Charge-offs	-	-	-	-	(142)	(142)
Recoveries	-	-	3	41	62	106
Provision for (recovery of) credit losses	(7)	(90)	(75)	33	(96)	(235)
Balance as of March 31, 2023	$176	$571	$1,560	$4,471	$994	$7,772
Charge-offs	-	-	-	-	(180)	(180)
Recoveries	20	-	2	-	33	55
Provision for (recovery of) credit losses	19	(107)	715	(516)	105	216
Balance as of June 30, 2023	$215	$464	$2,277	$3,955	$952	$7,863
Charge-off	-	-	-	-	(199)	$(199)
Recoveries	103	-	3	1	26	133
Provision for (recovery of) credit losses	(128)	(45)	(803)	763	215	2
Balance as of September 30, 2023	$190	$419	$1,477	$4,719	$994	$7,799

The following table presents a breakdown of the provision for credit losses for the periods indicated (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Provision for credit losses:
Provision (recovery) for loans	$2	$39	$(17)	$(30)
Provision (recovery) for unfunded commitments	(75)	-	(43)	-
Total	$(73)	$39	$(60)	$(30)

The following table presents the Company's amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to those loans as of September 30, 2023 (dollars in thousands):

	September 30, 2023
	Real Estate Secured Loans	Allowance for Credit Losses -Loans
Commercial real estate - non owner occupied	$443	$-
Residential 1-4 family real estate	700	12
Total	$1,143	$12

The following table presents the Company's recorded investment in loans by credit quality indicators by year of origination as of September 30, 2023 (dollars in thousands). Current period gross write-off amounts represent write-offs for the nine months ended September 30, 2023 (dollars in thousands):

	September 30, 2023
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Loans Converted to Term	Total
Commercial
Pass	$55,109	$12,471	$2,913	$5,575	$7,332	$15,808	$21,547	$11	$120,766
Watch	-	43	-	-	-	2	-	-	45
Special Mention	-	-	-	-	-	84	6	-	90
Substandard	-	103	6	36	75	238	50	437	945
Total commercial	$55,109	$12,617	$2,919	$5,611	$7,407	$16,132	$21,603	$448	$121,846
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-
.
Real estate construction and land
Pass	$8,089	$11,956	$4,663	$1,734	$947	$2,253	$129	$-	$29,771
Watch	-	-	-	-	-	352	-	-	352
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	1,356	-	-	-	-	47	-	-	1,403
Total real estate construction and land	$9,445	$11,956	$4,663	$1,734	$947	$2,652	$129	$-	$31,526
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-
.
1-4 family residential mortgages
Pass	$14,444	$14,747	$56,857	$76,725	$25,490	$89,557	$22,084	$528	$300,432
Watch	-	1,540	125	1,001	-	6,026	1,294	-	9,986
Special Mention	-	847	81	692	-	1,407	78	-	3,105
Substandard	-	-	54	505	98	2,290	392	-	3,339
Total 1-4 family residential mortgage	$14,444	$17,134	$57,117	$78,923	$25,588	$99,280	$23,848	$528	$316,862
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-
.
Commercial mortgages
Pass	$66,300	$43,233	$47,704	$102,551	$43,485	$171,477	$1,909	$76	$476,735
Watch	-	-	263	172	167	18,524	-	-	19,126
Special Mention	-	-	393	285	-	4,194	-	-	4,872
Substandard	153	-	1,843	2,820	-	5,778	-	-	10,594
Total commercial mortgages	$66,453	$43,233	$50,203	$105,828	$43,652	$199,973	$1,909	$76	$511,327
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass	$1,110	$216	$512	$361	$137	$22,135	$14,429		$38,900
Watch	-	-	8	14	12	4	-		38
Special Mention	-	-	-	-	-	1	1	7	9
Substandard	1	-	2	-	7	-	-		10
Total consumer	$1,111	$216	$522	$375	$156	$22,140	$14,430	$7	$38,957
Current period gross write-off	$-	$-	$34	$3	$55	$421	$8	$-	$521

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

Prior to the adoption of ASC 326

The following table presents the changes in the ALLL by major classification during the year ended December 31, 2022 (dollars in thousands):

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

Note 6. Goodwill and Other Intangible Assets

The carrying amount of goodwill was $7.8 million at September 30, 2023 and December 31, 2022 and $8.1 million as of September 30, 2022. The reduction from September 30, 2022 to the other periods presented resulted from the sale of Sturman Wealth Advisors in December of 2022 and the elimination of associated goodwill of $372 thousand.

The Company had $5.4 million, $6.6 million and $7.0 million of other intangible assets as of September 30, 2023, December 31, 2022 and September 30, 2022, respectively. Other intangible assets were recognized in connection with (i) the book of business, including interest in the client relationships of an officer, in connection with the acquisition of Sturman Wealth Advisors in 2016, and (ii) the core deposits acquired from Fauquier in 2021. The other intangible assets related to Sturman Wealth Advisors were eliminated from the balance sheet in December of 2022 upon sale of the business line. The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets (dollars in thousands):

	September 30, 2023		December 31, 2022		September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible	$9,660	$(4,212)	$9,660	$(3,074)	$9,660	$(2,670)
Customer relationships intangible	-	-	-	-	773	(550)
Total	$9,660	$(4,212)	$9,660	$(3,074)	$10,433	$(3,220)

Amortization expense was $368 thousand and $415 thousand for the three months ended September 30, 2023 and 2022, respectively and $1.1 million and $1.3 million for the nine months ended September 30, 2023 and 2022, respectively. Note that the amortization expense amounts for 2022 included intangible amortization expense of Sturman Wealth.

Estimated future amortization expense as of September 30, 2023 is as follows (dollars in thousands):

Core
Deposit
Intangible
For the three months ending December 31, 2023	$355
For the year ending December 31, 2024	1,301
For the year ending December 31, 2025	1,110
For the year ending December 31, 2026	918
For the year ending December 31, 2027	726
Thereafter	1,038
Total	$5,448

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

The following tables present information about the Company’s leases (dollars in thousands):

	September 30, 2023	September 30, 2022
Lease liability	$6,824	$6,551
Right-of-use asset	$7,110	$6,941
Weighted average remaining lease term	4.90 years	5.68 years
Weighted average discount rate	2.29%	1.97%

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Expense:	2023	2022	2023	2022
Operating lease expense	$424	$437	$1,330	$1,331
Short-term lease expense	84	196	288	387
Total lease expense	$508	$633	$1,618	$1,718
Cash paid for amounts included in lease liabilities	$326	$408	$1,174	$1,240

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Undiscounted Cash Flow	September 30, 2023
Three months ending December 31, 2023	$368
Twelve months ending December 31, 2024	1,520
Twelve months ending December 31, 2025	1,437
Twelve months ending December 31, 2026	1,095
Twelve months ending December 31, 2027	999
Thereafter	1,791
Total undiscounted cash flows	$7,210
Less: Discount	(386)
Lease liability	$6,824

Note 8. Net Income Per Share

The table below shows the weighted average number of shares used in computing net income per common share and the effect of the weighted average number of shares of potential dilutive common stock for the three and nine months ended September 30, 2023 and 2022. Diluted net income per share is computed based on the weighted average number of shares of common stock equivalents outstanding, to the extent dilutive. The Company’s common stock equivalents relate to outstanding common stock options. The recipients of unvested restricted shares have full voting and dividend rights, and as such, unvested restricted stock as of September 30, 2023 and September 30, 2022 is included in the calculation of basic and diluted net income per share (dollars below reported in thousands except per share data).

Three Months Ended	September 30, 2023			September 30, 2022
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic net income per share	$4,653	5,365,982	$0.87	$5,772	5,326,543	$1.08
Effect of dilutive stock options	-	29,501	(0.01)	-	22,357	(0.00)
Diluted net income per share	$4,653	5,395,483	$0.86	$5,772	5,348,900	$1.08

Nine Months Ended	September 30, 2023			September 30, 2022
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic net income per share	$16,095	5,354,086	$3.00	$16,381	5,321,652	$3.08
Effect of dilutive stock options	-	28,059	(0.01)	-	26,226	(0.01)
Diluted net income per share	$16,095	$5,382,145	$2.99	$16,381	5,347,878	$3.06

For the three and nine months ended September 30, 2023, there were 110,301 option shares considered anti-dilutive and excluded from this calculation. For the three and nine months ended September 30, 2022, there were 101,901 option shares considered anti-dilutive and excluded from this calculation.

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

A summary of the shares issued and available under each of the Plans is shown below as of September 30, 2023. Share data and exercise price range per share have been adjusted to reflect prior issued stock dividends. Although the 2005 Plan has expired and no new grants will be issued under this plan, there were options issued before the plan expired that are still outstanding as shown below.

	2022 Plan	2014 Plan	2005 Plan
Aggregate shares issuable	150,000	275,625	253,575
Options issued, net of forfeited and expired options	-	(178,506)	(59,870)
Unrestricted stock issued	-	(11,635)	-
Restricted stock grants issued, net of forfeited	(18,932)	(84,253)	-
Cancelled due to Plan expiration	-	-	(193,705)
Remaining available for grant	131,068	1,231	-

Stock grants issued and outstanding:
Total vested and unvested shares	18,932	95,888	-
Fully vested shares	-	49,999	-

Option grants issued and outstanding:
Total vested and unvested shares	-	175,301	-
Fully vested shares	-	122,016	-

Exercise price range	$-	$23.75 to $42.62	$-

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

Stock Options

Changes in the stock options outstanding related to the Plans are summarized below (dollars in thousands except per share data):

	September 30, 2023
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2023	168,280	$33.95	$830
Issued	8,400	$33.22
Exercised	(1,379)	$(13.69)
Expired	-	$-
Outstanding at September 30, 2023	175,301	$34.08	$371

Options exercisable at September 30, 2023	122,016	$35.85	$220

For the three months ended September 30, 2023 and 2022, the Company recognized $18 thousand and $42 thousand, respectively, in compensation expense for stock options. For the nine months ended September 30, 2023 and 2022, the Company recognized $128 thousand and $125 thousand, respectively, in compensation expense for stock options. As of September 30, 2023, there was $185 thousand in unrecognized compensation expense remaining to be recognized in future reporting periods through 2028. The fair value of any stock option grant is estimated at the grant date using the Black-Scholes pricing model. There were stock options grants of 4,800 issued during the three months ended September 30, 2023 and 8,400 granted during the nine months ended September 30, 2023. There were no stock option grants issued during the three and nine months ended September 30, 2022.

Summary information pertaining to options outstanding at September 30, 2023 is shown below. Share and per share data have been adjusted to reflect the prior stock dividends issued.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$23.75 to $30.00	65,000	6.8 Years	$24.65	38,600	$24.66
$30.01 to $40.00	52,820	7.3 Years	$36.38	25,935	$37.51
$40.01 to $42.62	57,481	4.6 Years	$42.62	57,481	$42.62
Total	175,301	6.2 Years	$34.08	122,016	$35.85

Stock Grants

Unrestricted stock grant – No unrestricted stock grants were awarded during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, 100 shares of unrestricted stock were granted to an employee for a total expense of $3 thousand.

Restricted stock grants – 8,400 and 18,932 restricted shares were granted to employees and non-employee directors, respectively, vesting over a four-year period, during the nine months ended September 30, 2023. (Note that all such shares were granted during the second quarter of 2023 with no shares granted during the first or third quarter of 2023.) During the nine months ended September 30, 2022, 5,580 and 12,856 restricted shares, were granted to employees and non-employee directors, respectively, vesting over a four-year or five-year period. (Note that all such shares were granted during the first quarter of 2022 with no shares granted during the second or third quarter of 2022.) For the three and nine months ended September 30, 2023, $180 thousand and $411 thousand, respectively, was expensed as a result of restricted stock grants. As of September 30, 2023, there was $1.7 million in unrecognized compensation expense for all restricted stock grants remaining to be recognized in future reporting periods through 2027.

Changes in the restricted stock grants outstanding during the nine months ended September 30, 2023 are summarized below (dollars in thousands except per share data):

	September 30, 2023
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested as of January 1, 2023	51,664	$32.05	$1,568
Issued	27,332	$32.73	$829
Vested	(14,175)	$30.95	$(430)
Forfeited	-	$-	$-
Nonvested at September 30, 2023	64,821	$32.57	$1,967

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

The following tables present the balances measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (dollars in thousands):

		Fair Value Measurements at September 30, 2023 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government treasuries	$105,679	$-	$105,679	$-
U.S. Government agencies	37,769	-	37,769	-
Mortgage-backed securities/CMOs	152,061	-	152,061	-
Corporate bonds	18,663	-	18,663	-
Municipal bonds	76,644	-	76,644	-
Total securities available for sale	$390,816	$-	$390,816	$-

		Fair Value Measurements at December 31, 2022 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government treasuries	$242,470	$-	$242,470	$-
U.S. Government agencies	28,755	-	28,755	-
Mortgage-backed securities/CMOs	167,076	-	167,076	-
Corporate bonds	18,729	-	18,729
Municipal bonds	81,156	-	81,156	-
Total securities available for sale	$538,186	$-	$538,186	$-

Liabilities:
Interest rate swap liabilities	$506	$-	$506	$-
Total liabilities at fair value	$538,692	$-	$538,692	$-

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

The following table presents the Company's assets that were measured at fair value on a nonrecurring basis as of September 30, 2023 (dollars in thousands). There were no such assets to report as of December 31, 2022.

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

The carrying values and estimated fair values of the Company's financial instruments as of September 30, 2023 and December 31, 2022 are as follows (dollars in thousands):

		Fair Value Measurements at September 30, 2023 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$18,390	$18,390	$-	$-	$18,390
Available for sale securities	390,816	-	390,816	-	390,816
Restricted securities	7,269	-	7,269	-	7,269
Loans, net	1,012,719	-	-	953,073	953,073
Bank owned life insurance	38,635	-	38,635	-	38,635
Accrued interest receivable	5,404	-	2,045	3,359	5,404

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$1,092,827	$-	$1,092,827	$-	$1,092,827
Certificates of deposit	277,471	-	276,586	-	276,586
FHLB Borrowings	43,000	-	43,020	-	43,020
Junior subordinated debt, net	3,448	-	3,448	-	3,448
Accrued interest payable	1,547	-	1,547	-	1,547

		Fair Value Measurements at December 31, 2022 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$40,136	$40,136	$-	$-	$40,136
Available for sale securities	538,186	-	538,186	-	538,186
Restricted securities	5,137	-	5,137	-	5,137
Loans, net	930,863	-	-	890,929	890,929
Assets held for sale	965	-	965	-	965
Bank owned life insurance	38,552	-	38,552	-	38,552
Accrued interest receivable	4,879	-	2,265	2,614	4,879
Interest rate swap asset	506	-	506	-	506

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$1,363,232	$-	$1,363,232	$-	$1,363,232
Certificates of deposit	115,106	-	109,260	-	109,260
Junior subordinated debt, net	3,413	-	3,413	-	3,413
Accrued interest payable	157	-	157	-	157

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

Note 11. Other Comprehensive Income (Loss)

The following table presents the changes in each component of accumulated other comprehensive income (loss) as of September 30, 2023 and September 30, 2022 (dollars in thousands).

	AFS Securities	Interest Rate Swap	Total
Accumulated other comprehensive income (loss) at December 31, 2022	$(49,024)	$400	$(48,624)

Other comprehensive loss arising during the period	(8,748)	(46)	(8,794)
Related income tax effects	1,837	9	1,846
	(6,911)	(37)	(6,948)

Reclassification into net income	206	(460)	(254)
Related income tax effects	(43)	97	54
	163	(363)	(200)

Accumulated other comprehensive loss at September 30, 2023	$(55,772)	$-	$(55,772)

	AFS Securities	Interest Rate Swap	Total
Accumulated other comprehensive loss at December 31, 2021	$(2,164)	$(47)	$(2,211)

Other comprehensive income (loss) arising during the period	(61,676)	727	(60,949)
Related income tax effects	12,952	(153)	12,799
	(48,724)	574	(48,150)

Accumulated other comprehensive income (loss) at September 30, 2022	$(50,888)	$527	$(50,361)

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

Cash flow hedges. The Company designates interest rate swaps as cash flow hedges when they are used to manage exposure to variability in cash flows on variable rate borrowings such as the Company’s junior subordinated debt. These interest rate swaps are derivative financial instruments that manage the risk of variability in cash flows by exchanging variable-rate interest payments on a notional amount of the Company’s borrowings for fixed-rate interest payments. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable-rate interest payments, and the Company assesses the effectiveness of each hedging relationship quarterly. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. At December 31, 2022, the Company had a designated cash flow hedge to manage its exposure to variability in cash flows on one variable rate borrowing through 2036. In anticipation of terminating the borrowing position, such hedge position was liquidated in the first quarter of 2023 for a gain of $479 thousand. There were no hedges in place as of September 30, 2023.

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

Segment information for the three and nine months ended September 30, 2023 and 2022 is shown in the following tables (dollars in thousands). Note that asset information is not reported below, as the assets of VNB Trust & Estate Services are reported at the Bank level and the assets of Sturman Wealth Advisors were reported at the Bank level prior to the sale of the business line on December 19, 2022; also, assets specifically allocated to the lines of business other than the Bank are insignificant and are no longer provided to the chief operating decision maker.

Three months ended September 30, 2023	Bank	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$11,100	$-	$-	$11,100
Recovery of credit losses	(73)	-	-	(73)
Noninterest income	2,215	272	157	2,644
Noninterest expense	7,775	356	209	8,340
Income (loss) before income taxes	5,613	(84)	(52)	5,477
Provision for (benefit from) income taxes	852	(17)	(11)	824
Net income (loss)	$4,761	$(67)	$(41)	$4,653

Nine months ended September 30, 2023	Bank	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$38,216	$-	$-	$38,216
Recovery of credit losses	(60)	-	-	(60)
Noninterest income	5,707	782	476	6,965
Noninterest expense	24,131	1,027	607	25,765
Income (loss) before income taxes	19,852	(245)	(131)	19,476
Provision for (benefit from) income taxes	3,459	(51)	(27)	3,381
Net income (loss)	$16,393	$(194)	$(104)	$16,095

Three months ended September 30, 2022	Bank	Sturman Wealth Advisors	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$14,277	$-	$-	$-	$14,277
Provision for credit losses	39	-	-	-	39
Noninterest income	1,486	212	435	167	2,300
Noninterest expense	8,833	154	324	192	9,503
Income (loss) before income taxes	6,891	58	111	(25)	7,035
Provision for (benefit from) income taxes	1,233	12	23	(5)	1,263
Net income (loss)	$5,658	$46	$88	$(20)	$5,772

Nine months ended September 30, 2022	Bank	Sturman Wealth Advisors	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$38,163	$-	$-	$-	$38,163
Recovery of credit losses	(30)	-	-	-	(30)
Noninterest income	5,871	639	3,631	592	10,733
Noninterest expense	26,370	482	1,621	567	29,040
Income before income taxes	17,694	157	2,010	25	19,886
Provision for income taxes	3,045	33	422	5	3,505
Net income	$14,649	$124	$1,588	$20	$16,381

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements, and notes thereto, of Virginia National Bankshares Corporation included in this report and the audited consolidated financial statements, and notes thereto, of the Company included in the Company’s Form 10-K for the year ended December 31, 2022. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or any future period.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT COULD AFFECT FUTURE RESULTS

Certain statements contained or incorporated by reference in this quarterly report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, statements with respect to the Company’s operations, performance, future strategy and goals, and are often characterized by use of qualified words such as “expect,” “believe,” “estimate,” “project,” “anticipate,” “intend,” “will,” “should,” or words of similar meaning or other statements concerning the opinions or judgment of the Company and its management about future events. While Company management believes such statements to be reasonable, future events and predictions are subject to circumstances that are not within the control of the Company and its management. Actual results may differ materially from those included in the forward-looking statements due to a number of factors, including, without limitation, the effects of and changes in: inflation, interest rates, market and monetary fluctuations; liquidity and capital requirements; market disruptions including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises, war and other military conflicts or other major events, the governmental and societal responses thereto, or the prospect of these events; changes, particularly declines, in general economic and market conditions in the local economies in which the Company operates, including the effects of declines in real estate values; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; the impact of changes in laws, regulations and guidance related to financial services including, but not limited to, taxes, banking, securities and insurance; changes in accounting principles, policies and guidelines; the financial condition of the Company’s borrowers; the Company's ability to attract, hire, train and retain qualified employees; an increase in unemployment levels; competitive pressures on loan and deposit pricing and demand; fluctuation in asset quality; assumptions that underlie the Company’s ACL; the value of securities held in the Company's investment portfolio; performance of assets under management; cybersecurity threats or attacks and the development and maintenance of reliable electronic systems; changes in technology and their impact on the marketing of new products and services and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services; the risks and uncertainties described from time to time in the Company’s press releases and filings with the SEC; and the Company’s performance in managing the risks involved in any of the foregoing. Many of these factors and additional risks and uncertainties are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and other reports filed from time to time by the Company with the Securities and Exchange Commission. These statements speak only as of the date made, and the Company does not undertake to update any forward-looking statements to reflect changes or events that may occur after this release.

OVERVIEW

Our primary financial goal is to maximize the Company’s earnings to increase long-term shareholder value. We monitor three key financial performance measures to determine our success in realizing this goal: 1) return on average assets, 2) return on average equity, and 3) net income per share.

•
ROAA for the three months ended September 30, 2023 was 1.18% compared to 1.30% realized in the same period in the prior year, as net income was lower in the current period as compared to the same period in the prior year. ROAA for the nine months ended September 30, 2023 was 1.37% compared to 1.20% realized in the same period in the prior year, as the decline in average assets outweighed the decline in net income.
•
ROAE for the three months ended September 30, 2023 was 12.91% compared to 16.50% realized in same period in the prior year. ROAE for the nine months ended September 30, 2023 was 15.42% compared to 14.98% realized in same period in the prior year.
•
Net income per diluted share was $0.86 for the three months ended September 30, 2023, compared to $1.08 for the same period in the prior year. Net income per diluted share was $2.99 for the nine months ended September 30, 2023, compared to $3.06 for the same period in the prior year. Both period over period declines were due to the decrease in net income.

We also manage our capital levels through growth, quarterly cash dividends, share repurchases, when prudent, while maintaining a strong capital position. During the second quarter of 2023, the Board of Directors approved a share repurchase plan of up to 5% of outstanding common stock. Repurchases may be made through open market purchases or in privately negotiated transactions. The actual timing, number, and value of shares repurchased under the program will be determined by a committee of the Board. No shares have been repurchased to date under such plan.

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

FINANCIAL CONDITION

Total assets

The total assets of the Company as of September 30, 2023 were $1.6 billion. This is a $60.8 million, or 3.7%, decrease from total assets reported at December 31, 2022 and a $171.2 million, or 9.9%, decrease from total assets reported at September 30, 2022. During 2022, the Company made a strategic decision to delay increasing rates paid on deposit accounts. As a result, the Company has experienced expected declines in deposit balances through the second quarter of 2023, which resulted in decreases within overnight investments and in the securities portfolio in order to provide necessary funding. Deposit balances increased $22.2 million, or 1.6%, from June 30, 2023 to September 30, 2023, as the Bank's strategy shifted to meet customer rate demands.

Interest-bearing deposits in other banks

The Company had $10.0 million of interest-bearing deposits in other banks as of September 30, 2023, compared to $19.1 million as of December 31, 2022 and $76.2 million as of September 30, 2022. During 2022, significant excess liquidity was deployed into short-term investment securities. During the first six months of 2023, customer deposit balances declined $130.3 million, which were largely funded by liquidation of interest-bearing deposits in other banks. During the quarter ended September 30, 2023, interest bearing deposits in other banks decreased further due to the funding of increased loan demand.

Federal funds sold

The Company had $1.0 million in overnight federal funds sold as of September 30, 2023, $45 thousand as of December 31, 2022 and $53.1 million as of September 30, 2022. Any excess funds are sold on a daily basis in the federal funds market. The Company monitors liquidity on a daily basis to ensure that it maintains sufficient liquidity to meet its funding commitments at all times.

The Company participates in the Excess Balance Account of the Federal Reserve Bank of Richmond. The EBA is a limited-purpose account at the FRB for the maintenance of excess cash balances held by financial institutions. The EBA eliminates the potential of concentration risk that comes with depositing excess balances with one or multiple correspondent banks.

Securities

The Company’s investment securities portfolio as of September 30, 2023 totaled $398.1 million, a decrease of $145.2 million compared with the $543.3 million reported at December 31, 2022 and a $145.5 million decrease from the $543.6 million reported at September 30, 2022. A security in the amount of $25 million which matured on September 30, 2023 was reclassified as a receivable resulting in an increase in other assets, as the proceeds were received after quarter-end. The decrease from year-end and the prior year was part of a strategic decision to reinvest proceeds into higher yielding assets.. At September 30, 2023 and December 31, 2022, the investment securities holdings represented 25.5% and 33.5% of the Company’s total assets, respectively.

The Company’s investment securities portfolio included restricted securities totaling $7.3 million as of September 30, 2023, compared to $5.1 million as of December 31, 2022 and $5.1 million as of September 30, 2022. These securities represent stock in the FRB, the FHLB, CBB Financial Corporation (the holding company for Community Bankers' Bank), and an investment in an SBA loan fund. The level of FRB and FHLB stock that the Company is required to hold is determined in accordance with membership guidelines provided by the Federal Reserve and the FHLB, respectively. Stock ownership in the bank holding company for Community Bankers’ Bank provides the Company with several benefits that are not available to non-shareholder correspondent banks. None of these restricted securities are traded on the open market and can only be redeemed by the respective issuer.

At September 30, 2023, the unrestricted securities portfolio totaled $390.8 million. The following table summarizes the Company's AFS securities by type as of September 30, 2023, December 31, 2022, and September 30, 2022 (dollars in thousands):

	September 30, 2023		December 31, 2022		September 30, 2022
		% of		% of		% of
	Balance	Total	Balance	Total	Balance	Total
U.S. Government treasuries	$105,679	27.0%	$242,470	45.1%	$241,375	44.8%
U.S. Government agencies	37,769	9.7%	28,755	5.4%	28,905	5.4%
Mortgage-backed securities/CMOs	152,061	38.9%	167,076	31.0%	160,461	29.8%
Corporate bonds	18,663	4.8%	18,729	3.5%	29,295	5.4%
Municipal bonds	76,644	19.6%	81,156	15.1%	78,423	14.6%
Total available for sale securities	$390,816	100.0%	$538,186	100.0%	$538,459	100.0%

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

As of September 30, 2023, total loans were $1.0 billion, compared to $936.4 million as of December 31, 2022 and $942.3 million at September 30, 2022. Loans as a percentage of total assets at September 30, 2023 were 65.3%, compared to 54.4% as of September 30, 2022. Loans as a percentage of deposits at September 30, 2023 were 74.5%, compared to 59.0% as of September 30, 2022.

The following table summarizes the Company's loan portfolio by type of loan as of September 30, 2023, December 31, 2022, and September 30, 2022 (dollars in thousands):

	September 30, 2023		December 31, 2022		September 30, 2022
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial loans	$121,846	11.9%	$71,139	7.6%	$72,685	7.7%
Real estate mortgage:
Construction and land	31,526	3.1%	37,541	4.0%	49,668	5.3%
1-4 family residential mortgages	316,862	31.0%	323,185	34.5%	324,891	34.5%
Commercial	511,327	50.2%	459,125	49.0%	447,185	47.5%
Total real estate mortgage	859,715	84.3%	819,851	87.6%	821,744	87.3%
Consumer	38,957	3.8%	45,425	4.9%	47,918	5.0%
Total loans	$1,020,518	100.0%	$936,415	100.0%	$942,347	100.0%

Loan balances increased by $84.1 million or 9.0% from December 31, 2022 to September 30, 2023. During the first nine months of 2023, the Company funded $91.3 million in organic loan production and purchased $53.6 million in government guaranteed loans. Paydowns and normal amortization of $60.8 million partially offset the loans funded during the first nine months of 2023. As of September 30, 2023, only $177 thousand of PPP loans remain outstanding on the Bank's balance sheet.

The following table details the Company's levels of non-owner occupied commercial real estate as of September 30, 2023, along with the average loan size and % of risk ratings for each category (dollars in thousands):

Loan Type	Balance	% of Total CRE	Average Loan Size	Special Mention	Sub- standard	Nonaccrual
Hotels	$12,899	5.44%	$2,580	0.00%	0.00%	0.00%
Office Building	67,484	28.48%	$794	0.00%	0.00%	0.00%
Warehouses/Industrial	47,648	20.11%	$1,906	0.00%	1.38%	0.93%
Retail	83,835	35.38%	$1,397	0.06%	0.00%	0.00%
Day Cares / Schools	14,851	6.27%	$1,485	2.44%	0.00%	0.00%
All Other Commercial Buildings	10,234	4.32%	$787	0.00%	0.00%	0.00%
Total Non-Owner Occupied CRE	$236,951

Loan quality

The Company continues to experience extremely low levels of NPAs, as a result of strict underwriting standards and practices. However, the economic environment in the Company's lending footprint could be impacted as persistent inflation, higher interest rates, and other signs of recession materialize, which could increase NPAs in future periods.

Nonaccruals - Nonaccrual loans, comprised of six loans to five borrowers, totaled $1.1 million at September 30, 2023, compared to balances of $673 thousand and $607 thousand reported at December 31, 2022 and September 30, 2022, respectively. The adoption of CECL altered the manner in which purchased loans that were in nonaccrual status are presented, and as a result, two such loans totaling $501 thousand are now included in this figure.

Past Due Loans - The Company had loans in its portfolio totaling $854 thousand, $705 thousand and $859 thousand, as of September 30, 2023, December 31, 2022 and September 30, 2022, respectively, that were 90 or more days past due and still accruing interest as the Company deemed them to be collectible. The past due balance as of September 30, 2023 is comprised of two loans totaling $783 thousand which are 100% government-guaranteed, and five student loans totaling $71 thousand.

Troubled Loan Modifications - The Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, effective January 1, 2023 on a prospective basis. Refer to Note 2. Adoption of New Accounting Standards for information on the Company's accounting policy for loan modifications to borrowers experiencing financial difficulty and how the Company defines TLMs. As of September 30, 2023, the Company had TLMs totaling $597 thousand.

Troubled Debt Restructurings - After the adoption of ASU 2022-02, the Company no longer has TDRs. The below information is presented for December 31, 2022, prior to the adoption of ASU 2022-02.

As of December 31, 2022, the Company had a total of $1.3 million of loans classified as TDRs. Of this balance, there were two loans to a single borrower totaling $495 thousand that are nonperforming TDRs. The remaining $788 thousand, of which $700 thousand were student loans, were classified as performing. Based on regulatory guidance on student lending, the Company classified 46 of its Purchased Student Loans as TDRs for a total of $700 thousand as of December 31, 2022. These borrowers that should have been in repayment have requested and been granted payment extensions or reductions exceeding the maximum lifetime allowable payment forbearance of twelve months (36 months lifetime allowance for military service), as permitted under the regulatory guidance, and are therefore considered TDRs. Student loan borrowers are allowed in-school deferments, plus an automatic six-month grace period post in-school status, before repayment is scheduled to begin, and these deferments do not count toward the maximum allowable forbearance. Management evaluated these loans individually for impairment and included any probable loss in the allowance for loan loss; interest continued to accrue on these TDRs during any deferment and forbearance periods.

Management identifies potential problem loans through its periodic loan review process and considers potential problem loans as those loans classified as special mention, substandard, or doubtful.

Allowance for Credit Losses

The relationship of the ACL to total loans and nonaccrual loans appears below (dollars in thousands):

	September 30, 2023	December 31, 2022	September 30, 2022
Total loans	$1,020,518	$936,415	$942,347
Nonaccrual loans	$1,143	$673	$607
Allowance for credit losses	$7,799	$5,552	$5,485
Nonaccrual loans to total loans	0.11%	0.07%	0.06%
ACL to total loans	0.76%	0.59%	0.58%
ACL to nonaccrual loans	682.33%	824.96%	903.62%

The ACL on loans as a percentage of loans was 0.76% as of September 30, 2023, 0.59% as of December 31, 2022, and 0.58% as of September 30, 2022. The total of the ACL and the fair value mark as a percentage of gross loans (a non-GAAP financial measure) amounted to 1.73% as of September 30, 2023, compared to 2.29% as of December 31, 2022 and 2.38% as of September 30, 2022. The fair value mark that was allocated to the acquired loans was $21.3 million as of the Effective Date, with a remaining balance of $10.0 million as of September 30, 2023. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP ACL as a percentage of loans.

Recoveries of provision for credit losses totaling $17 thousand and $30 thousand were recorded in the nine months ended September 30, 2023 and 2022, respectively. The following is a summary of the changes in the ACL for the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	2023	2022
Allowance for loan losses, December 31 of prior year	$5,552	$5,984
Impact of adoption of CECL, January 1, 2023	2,491	-
Charge-offs	(521)	(783)
Recoveries	294	314
Recovery of provision for credit losses	(17)	(30)
Allowance for credit losses, September 30	$7,799	$5,485

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

Management reviews the ACL on a quarterly basis to ensure it is adequate based upon the calculated probable losses inherent in the portfolio. Management believes the ACL was adequately provided for as of September 30, 2023 and acknowledges that the ACL may increase throughout the year as economic conditions may continue to deteriorate for the foreseeable future.

Premises and equipment

The Company’s premises and equipment, net of depreciation, as of September 30, 2023 totaled $16.3 million compared to $17.8 million as of December 31, 2022 and $18.8 million as of September 30, 2022, decreasing from prior year third quarter due to the sale of a two branch building during 2023. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method based on the estimated useful lives of assets. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, assets and related accumulated depreciation are removed from the books, and any resulting gain or loss is charged to income.

As of September 30, 2023, the Company occupied fourteen full-service banking facilities throughout Albemarle, Fauquier and Prince William counties and the cities of Charlottesville, Richmond, Manassas and Winchester, Virginia. The Company also operates a drive-through location at 301 East Water Street, Charlottesville, Virginia.

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

Leases

As of September 30, 2023, the Company has recorded $7.1 million of right-of-use assets and $6.8 million of lease liabilities, in accordance with ASU 2016-02 “Leases” (Topic 842). As of December 31, 2022, $6.5 million of right-of-use assets and $6.2 million of lease liabilities were included on the balance sheet. Right-of-use assets are assets that represent the Company’s right to use, or control the use of, a specified asset for the lease term, offset by the lease liability, which is the Company’s obligation to make lease payments arising from a lease, measured on a discounted basis.

Deposits

Deposit accounts represent the Company’s primary source of funds and are comprised of demand deposits, interest-bearing checking, money market, and savings accounts as well as time deposits. These deposits have been provided predominantly by individuals, businesses and charitable organizations in the Commonwealth of Virginia.

Total deposits as of September 30, 2023 were $1.4 billion, a decrease of $108.0 million compared to December 31, 2022, and a decrease of $226.3 million compared to September 30, 2022 (dollars in thousands). As stated above, during 2022, the Company made a strategic decision to delay increasing rates paid on deposit accounts. As a result, the Company experienced expected declines in deposit balances during 2022 and the first half of 2023. Deposit balances increased $22.2 million, or 1.6%, from June 30, 2023 to September 30, 2023, as the Bank adjusted deposit pricing strategies to respond to the market's rate expectation demands.

	September 30, 2023		December 31, 2022		September 30, 2022
		% of		% of		% of
	Balance	Total	Balance	Total	Balance	Total
No cost and low cost deposits:
Noninterest demand deposits	$399,158	29.1%	$495,649	33.5%	$539,134	33.8%
Interest checking accounts	287,480	21.0%	399,983	27.1%	417,530	26.2%
Money market and savings deposit accounts	406,189	29.6%	467,600	31.6%	505,733	31.7%

Total noninterest and low cost deposit accounts	1,092,827	79.7%	1,363,232	92.2%	1,462,397	91.7%

Time deposit accounts:
Certificates of deposit	267,035	19.5%	111,134	7.5%	129,038	8.0%
CDARS deposits	10,436	0.8%	3,972	0.3%	5,212	0.3%
Total certificates of deposit and other time deposits	277,471	20.3%	115,106	7.8%	134,250	8.3%

Total deposit account balances	$1,370,298	100.0%	$1,478,338	100.0%	$1,596,647	100.0%

Noninterest-bearing demand deposits on September 30, 2023 were $399.2 million, representing 29.1% of total deposits. Interest-bearing transaction, money market, and savings accounts totaled $693.7 million, and represented 50.6% of total deposits at September 30, 2023. Collectively, noninterest-bearing and interest-bearing transaction, money market and savings accounts represented 79.7% of total deposit accounts at September 30, 2023. These account types are an excellent source of low-cost funding for the Company.

The Company also offers insured cash sweep deposit products. ICS® deposit balances of $22.8 million and $105.9 million are included in the interest checking accounts and in the money market and savings deposit accounts balances, respectively, in the table above, as of September 30, 2023. As of December 31, 2022, ICS® deposit balances of $28.4 million and $110.1 million are included in the interest checking accounts and in the money market and savings deposit account balances, respectively. All ICS® accounts consist of reciprocal balances for the Company’s customers. The Company currently holds no brokered or specialty CDs.

The remaining 20.2% of total deposits consisted of certificates of deposit and other time deposit accounts totaling $277.5 million at September 30, 2023, increasing over the balances as of December 31, 2022 as a result of several interest rate promotions put into place in the second and third quarters of 2023. Included in these deposit totals are CDARSTM, whereby depositors can obtain FDIC deposit insurance on account balances of up to $50 million. CDARSTM deposits totaled $10.4 million as of September 30, 2023 and $4.0 million as of December 31, 2022, all of which were reciprocal balances for the Company’s customers.

As of September 30, 2023 and December 31, 2022, the estimated amounts of uninsured deposits were $329.9 million, or 24.1% and $459.4 million, or 31.1% of total deposits, respectively.

Federal funds purchased

The Company purchased no federal funds as of September 30, 2023, December 31, 2022 or September 30, 2022. As noted in the Federal funds sold section previously, any excess funds are sold on a daily basis in the federal funds market and Federal funds are purchased as needed to meet liquidity needs.

Borrowings

Borrowings, consisting primarily of FHLB advances and federal funds purchased, are additional sources of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company's ability to earn a favorable spread on the funds obtained.

As of September 30, 2023, based on the FHLB’s evaluation, the Company has an available credit position of $396 million, for which access can be negotiated based on multiple factors. The Company currently has a collateral dependent line of credit with the FHLB for $68.3 million, secured by commercial mortgages, with borrowings of $43.0 million as of September 30, 2023. As of December 31, 2022, there were no outstanding borrowings with the FHLB, and the Company had an off-balance sheet letter of credit in the amount of $30.0 million, issued in favor of the Commonwealth of Virginia Department of the Treasury to secure public fund depository accounts. The letter of credit was secured under the collateral dependent line of credit described above and was retired in the second quarter of 2023.

Additional borrowing arrangements maintained by the Company include formal unsecured federal funds lines with six major regional correspondent banks for a total of $114.0 million and a secured line with the Federal Reserve discount window in the amount of $4.0 million, based on the market value of the collateral. The Company had no outstanding balances on these lines or facilities as of September 30, 2023, December 31, 2022 or September 30, 2022.

Junior Subordinated Debt

In 2006, a subsidiary of Fauquier, Fauquier Statutory Trust II, privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Fauquier’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. As of September 30, 2023 and December 31, 2022, total capital securities were $3.4 million, as adjusted to fair value as of the date of the Merger. Historically, the interest rate on the capital security reset every three months at 1.70% above the then current three-month LIBOR and was paid quarterly. With the cessation of LIBOR, on September 13, 2023, the rate converted to a spread adjustment of 0.03% plus a margin of 1.70% above the three-month CME Term SOFR.

The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

Shareholders' equity and regulatory capital ratios

The following table displays the changes in shareholders' equity for the Company from December 31, 2022 to September 30, 2023 (dollars in thousands):

Equity, December 31, 2022	$133,416
Net income	16,095
Other comprehensive income	(7,148)
Impact of adoption of CECL	(1,890)
Cash dividends declared	(5,303)
Exercise of stock options	18
Equity increase due to expensing of stock options	128
Equity increase due to expensing of restricted stock	411
Equity, September 30, 2023	$135,727

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

The Company’s Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios were 17.96%, 17.96%, 18.76% and 11.26%, respectively, as of September 30, 2023, thus exceeding the minimum requirements. The Bank’s Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios were 17.81%, 17.81%, 18.61% and 11.16%, respectively, as of September 30, 2023, also exceeding the minimum requirements.

As of September 30, 2023, the Bank exceeded all of the following minimum capital ratios in order to be considered “well capitalized” under the PCA regulations, as revised: (i) a common equity Tier 1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%.

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

A reconcilement of the non-GAAP financial measures used by the Company to evaluate and measure the Company's performance to the most directly comparable GAAP financial measures is presented below (dollars in thousands, except for the per share data):

	As of or for the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Fully tax-equivalent measures
Net interest income	$11,100	$14,277	$38,216	$38,163
Fully tax-equivalent adjustment	87	84	262	245
Net interest income (FTE)	$11,187	$14,361	$38,478	$38,408

Efficiency ratio	60.7%	57.3%	57.0%	59.4%
Fully tax-equivalent adjustment	-0.4%	-0.3%	-0.3%	-0.3%
Efficiency ratio (FTE)	60.3%	57.0%	56.7%	59.1%

Net interest margin	3.02%	3.45%	3.50%	2.98%
Fully tax-equivalent adjustment	0.02%	0.02%	0.02%	0.02%
Net interest margin (FTE)	3.04%	3.47%	3.52%	3.00%

Other financial measures
ACL to total loans	0.76%	0.58%
Fair value mark to total loans	0.98%	1.80%
ACL + fair value mark to total loans (non-GAAP)	1.74%	2.38%

Book value per share	$25.29	$23.65
Impact of intangible assets	(2.46)	(2.84)
Tangible book value per share (non-GAAP)	$22.83	$20.81

Total equity	$135,727	$125,974
Impact of intangible assets	(13,216)	(15,130)
Tangible equity	$122,511	$110,844

Net income

Net income for the three months ended September 30, 2023 was $4.7 million, a $1.1 million decrease compared to $5.8 million reported for the three months ended September 30, 2022. Net income per diluted share was $0.86 for the three months ended September 30, 2023 compared to $1.08 per diluted share for the same period in the prior year.

Net income for the nine months ended September 30, 2023 was $16.1 million, compared to $16.4 million for the nine months ended September 30, 2022. Net income per diluted share was $2.99 for the nine months ended September 30, 2023, compared to $3.06 per diluted share for the same period in the prior year.

Net interest income

Net interest margin (FTE) is the ratio of net interest income (FTE) to average earning assets for the period. The level of interest rates, together with the volume and mix of earning assets and interest-bearing liabilities, impact net interest income (FTE) and net interest margin (FTE).

Quarterly overview - Net interest income (FTE) for the three months ended September 30, 2023 was $11.2 million, a $3.2 million decrease compared to net interest income (FTE) of $14.4 million for the three months ended September 30, 2022. Net interest income (FTE) increased primarily due to the increased yield earned on loans, from 4.56% to 5.53%, positively impacting interest income by $2.4 million. This metric was also positively impacted by the yield earned on securities, increasing from 2.41% in the three months ended September 30, 2022 to 2.96% in the three months ended September 30, 2023, positively impacting interest income by $646 thousand. The increase in average loan balances, from $959.1 million for the three months ended September 30, 2022 to $986.5 million for the three months ended September 30, 2023, positively impacted interest income by $309 thousand. Interest expense increased $5.4 million for the three months ended September 30, 2023, negatively impacting net interest margin (FTE), compared to the same period in the prior year. The net interest margin (FTE) of 3.04% for the three months ended September 30, 2023 was 43 bps lower than the 3.47% for the three months ended September 30, 2022. Overall, the cost of interest-bearing deposits increased period over period, from a cost of 22 bps to 226 bps, increasing interest expense by $4.9 million. The cost of short-term borrowings, including fed funds purchased, negatively impacted net interest margin (FTE) by $526 thousand as compared to the prior year.

Year-to-date overview - Net interest income (FTE) for the nine months ended September 30, 2023 was $38.5 million, a $70 thousand increase compared to net interest income (FTE) of $38.4 million for the nine months ended September 30, 2022. Net interest income (FTE) increased primarily due to the increased yield earned on loans, from 4.37% to 5.81%, positively impacting interest income by $10.4 million. The decrease in volume of loans, from an average balance of $991.6 million for the nine months ended September 30, 2022 to $953.4 million for the nine months ended September 30, 2023, negatively impacted interest income (FTE) by $1.3 million. The increase in volume of securities held, from an average balance of $406.1 million for the nine months ended September 30, 2022 to $485.3 million for the nine months ended September 30, 2023, positively impacted net interest income (FTE) by $1.4 million, and the increase in yield earned on such securities increased from 2.19% to 2.80% for the periods noted, positively impacting net interest income (FTE) by $2.1 million. Interest expense increased $11.4 million for the nine months ended September 30, 2023, negatively impacting net interest margin (FTE), compared to the same period in the prior year. Overall, the cost of interest-bearing deposits increased period over period, from a cost of 25 bps to 170 bps, increasing interest expense by $10.3 million. The cost of short-term borrowings, including fed funds purchased, negatively impacted net interest margin (FTE) by $1.4 million as compared to the prior year.

Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP net interest margin.

The following tables detail the average balance sheet, including an analysis of net interest income (FTE) for earning assets and interest-bearing liabilities, for the three and nine months ended September 30, 2023 and 2022. These tables also include rate/volume analyses for these same periods (dollars in thousands).

Consolidated Average Balance Sheet and Analysis of Net Interest Income

	For the Three Months Ended
	September 30, 2023			September 30, 2022			Change in Interest Income/ Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to : [4]		Total
	Balance	Income/	Yield/Cost	Balance	Income/	Yield/Cost	Volume	Rate	Increase/
		Expense			Expense				(Decrease)
ASSETS
Interest Earning Assets:
Securities:
Taxable Securities	$387,180	$2,942	3.04%	$445,854	$2,692	2.42%	$(385)	$635	$250
Tax Exempt Securities [1]	66,835	414	2.48%	65,836	397	2.41%	6	11	17
Total Securities [1]	454,015	3,356	2.96%	511,690	3,089	2.41%	(379)	646	267
Loans:
Real Estate	843,477	11,612	5.46%	834,323	9,485	4.51%	104	2,023	2,127
Commercial	103,059	1,394	5.37%	74,970	846	4.48%	359	189	548
Consumer	39,945	742	7.37%	49,793	693	5.52%	(154)	203	49
Total Loans	986,481	13,748	5.53%	959,086	11,024	4.56%	309	2,415	2,724
Fed Funds Sold	9,569	133	5.51%	52,908	299	2.24%	(373)	207	(166)
Other interest-bearing deposits	10,491	64	2.42%	120,440	618	2.04%	(652)	98	(554)
Total Earning Assets	1,460,556	17,301	4.70%	1,644,124	15,030	3.63%	(1,095)	3,366	2,271
Less: Allowance for Credit Losses	(7,907)			(5,530)
Total Non-Earning Assets	114,792			124,247
Total Assets	$1,567,441			$1,762,841

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$304,969	$78	0.10%	$401,886	$56	0.06%	$(16)	$38	$22
Money Market and Savings Deposits	407,213	2,739	2.67%	547,878	415	0.30%	(133)	2,457	2,324
Time Deposits	252,917	2,685	4.21%	142,195	147	0.41%	197	2,341	2,538
Total Interest-Bearing Deposits	965,099	5,502	2.26%	1,091,959	618	0.22%	48	4,836	4,884
Federal funds purchased	1,300	21	6.41%	—	—	—	21	—	21
Short-term borrowings	37,648	505	5.32%	—	—	—	505	—	505
Junior subordinated debt	3,443	86	9.91%	3,394	51	5.96%	1	34	35
Total Interest-Bearing Liabilities	1,007,490	6,114	2.41%	1,095,353	669	0.24%	575	4,870	5,445
Non-Interest-Bearing Liabilities:
Demand deposits	406,518			519,759
Other liabilities	10,422			8,932
Total Liabilities	1,424,430			1,624,044
Shareholders' Equity	143,011			138,797
Total Liabilities & Shareholders' Equity	$1,567,441			$1,762,841
Net Interest Income (FTE)		$11,187			$14,361		$(1,670)	$(1,504)	$(3,174)
Interest Rate Spread [2]			2.29%			3.38%
Cost of Funds			1.72%			0.16%
Interest Expense as a Percentage of Average Earning Assets			1.66%			0.16%
Net Interest Margin (FTE) [3]			3.04%			3.47%

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

Note that figures may not foot due to rounding.

Consolidated Average Balance Sheet and Analysis of Net Interest Income

	For the Nine Months Ended
	September 30, 2023			September 30, 2022			Change in Interest Income/ Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to : [4]		Total
	Balance	Income/	Yield/Cost	Balance	Income/	Yield/Cost	Volume	Rate	Increase/
		Expense			Expense				(Decrease)
ASSETS
Interest Earning Assets:
Securities:
Taxable Securities	$418,367	$8,939	2.85%	$340,692	$5,492	2.15%	$1,420	$2,027	$3,447
Tax Exempt Securities [1]	66,957	1,245	2.48%	65,447	1,170	2.38%	27	48	75
Total Securities [1]	485,324	10,184	2.80%	406,139	6,662	2.19%	1,447	2,075	3,522
Loans:
Real Estate	827,902	36,077	5.83%	855,632	27,567	4.31%	(920)	9,430	8,510
Commercial	83,393	3,103	4.97%	85,148	2,930	4.60%	(61)	234	173
Consumer	42,094	2,229	7.08%	50,808	1,906	5.02%	(366)	689	323
Total Loans	953,389	41,409	5.81%	991,588	32,403	4.37%	(1,347)	10,353	9,006
Fed Funds Sold	3,527	143	5.42%	118,228	662	0.75%	(1,182)	663	(519)
Other interest-bearing deposits	17,444	442	3.39%	196,801	973	0.66%	(1,547)	1,016	(531)
Total Earning Assets	1,459,684	52,178	4.78%	1,712,756	40,700	3.18%	(2,629)	14,107	11,478
Less: Allowance for Credit Losses	(7,933)			(5,806)
Total Non-Earning Assets	114,387			124,518
Total Assets	$1,566,138			$1,831,468

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$332,587	$273	0.11%	$411,504	$175	0.06%	$(39)	$137	$98
Money Market and Savings Deposits	423,547	6,709	2.12%	584,597	1,470	0.34%	(511)	5,750	5,239
Time Deposits	192,139	5,109	3.56%	151,045	499	0.44%	171	4,439	4,610
Total Interest-Bearing Deposits	948,273	12,091	1.70%	1,147,146	2,144	0.25%	(379)	10,326	9,947
Federal funds purchased	2,927	112	5.12%	—	—	—	112	—	112
Short-term borrowings	33,289	1,271	5.10%	—	—	—	1,271	—	1,271
Junior subordinated debt	5	226	6043.22%	3,383	148	0.00%	2	76	78
Total Interest-Bearing Liabilities	984,494	13,700	1.86%	1,150,529	2,292	0.27%	1,006	10,402	11,408
Non-Interest-Bearing Liabilities:
Demand deposits	428,906			524,592
Other liabilities	9,760			10,107
Total Liabilities	1,423,160			1,685,228
Shareholders' Equity	139,553			146,240
Total Liabilities & Shareholders' Equity	$1,562,713			$1,831,468
Net Interest Income (FTE)		$38,478			$38,408		$(3,635)	$3,705	$70
Interest Rate Spread [2]			2.92%			2.91%
Cost of Funds			1.30%			0.18%
Interest Expense as a Percentage of Average Earning Assets			1.25%			0.18%
Net Interest Margin (FTE) [3]			3.52%			3.00%

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

Note that figures may not foot due to rounding.

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

Provision for credit losses

A recovery of provision for credit losses of $73 thousand was recognized during the three months ended September 30, 2023 compared to a provision for loan losses of $39 thousand recognized during the three months ended September 30, 2022. A recovery of provision for credit losses of $60 thousand was recognized during the nine months ended September 30, 2023 compared to a recovery of provision for credit losses of $30 thousand during the nine months ended September 30, 2022. The third quarter 2023 recovery of provision for credit losses was comprised of $2 thousand of provision for loan losses and $75 thousand of recovery for provision for losses on unfunded commitments.

The majority of the increase in loan balances in the third quarter of 2023 was attributable to the purchase of government-guaranteed loans which do not require an ACL. No changes have been made to the qualitative factor methodology since January 1, 2023.

Further discussion of management’s assessment of the ACL is provided earlier in the report and in Note 5 – Allowance for Credit Losses, found in the Notes to the Consolidated Financial Statements. In management’s opinion, the ACL was adequately provided for at September 30, 2023. The ACL calculation, provision for credit losses, asset quality and collateral values may be significantly impacted by deterioration in economic conditions. Should economic conditions worsen, we could experience further increases in our required ACL and record additional provision for credit loss exposure.

Noninterest income

The components of noninterest income for the three months ended September 30, 2023 and 2022 are shown below (dollars in thousands):

	For the Three Months Ended		Variance
	September 30, 2023	September 30, 2022	$	%
Noninterest income:
Wealth management fees	$419	$590	$(171)	-29.0%
Advisory and brokerage income	-	213	(213)	-100.0%
Deposit account fees	404	443	(39)	-8.8%
Debit/credit card and ATM fees	535	660	(125)	-18.9%
Bank owned life insurance income	981	252	729	289.3%
Gains on sale of assets	132	4	128	100.0%
Other	173	138	35	25.4%
Total noninterest income	$2,644	$2,300	$344	15.0%

Noninterest income for the three months ended September 30, 2023 of $2.6 million was $344 thousand or 15.0% higher than the amount recorded for the three months ended September 30, 2022, primarily due to receipt of $710 thousand of bank-owned life insurance proceeds as a result of a death of a former employee. $213 thousand of income was recognized in the third quarter of the prior year related to advisory and brokerage income; this business line was sold in the fourth quarter of 2022, eliminating future income or expense related thereto.

The components of noninterest income for the nine months ended September 30, 2023 and 2022 are shown below (dollars in thousands):

	For the Nine Months Ended		Variance
	September 30, 2023	September 30, 2022	$	%
Noninterest income:
Wealth management fees	$1,220	$1,719	$(499)	-29.0%
Advisory and brokerage income	-	639	(639)	-100.0%
Deposit account fees	1,204	1,366	(162)	-11.9%
Debit/credit card and ATM fees	1,742	2,146	(404)	-18.8%
Bank owned life insurance income	1,494	709	785	110.7%
Resolution of commercial dispute	-	2,400	(2,400)	-100.0%
Gain on sale of assets	132	1,117	(985)	-88.2%
Gain on termination of interest swap	460	-	460	N/A
Loss on sale of AFS, net	(206)	-	(206)	N/A
Other	919	637	282	44.3%
Total noninterest income	$6,965	$10,733	$(3,768)	-35.1%

Noninterest income for the nine months ended September 30, 2023 of $7.0 million was $3.8 million or 35.1% lower than the amount recorded for the nine months ended September 30, 2022. Noninterest income decreased predominantly due to the receipt and recognition of a $2.4 million one-time payment to resolve a commercial dispute, the $1.1 million gain on the sale of two properties and $639 thousand of advisory and brokerage income recognized in the first nine months of 2022. During the nine months ended September 30, 2023, the Company received $710 thousand of bank-owned life insurance proceeds as a result of a death of a former employee

Noninterest expense

The components of noninterest expense for the three months ended September 30, 2023 and 2022 are shown below (dollars in thousands):

	For the Three Months Ended		Variance
	September 30, 2023	September 30, 2022	$	%
Noninterest expense:
Salaries and employee benefits	$3,936	$4,252	$(316)	-7.4%
Net occupancy	991	1,318	(327)	-24.8%
Equipment	195	249	(54)	-21.7%
Bank franchise tax	292	304	(12)	-3.9%
Computer software	185	287	(102)	-35.5%
Data processing	623	712	(89)	-12.5%
FDIC deposit insurance assessment	220	70	150	214.3%
Marketing, advertising and promotion	262	347	(85)	-24.5%
Plastics expense	51	91	(40)	-44.0%
Professional fees	202	310	(108)	-34.8%
Core deposit intangible amortization	368	415	(47)	-11.3%
Other	1,015	1,148	(133)	-11.6%
Total noninterest expense	$8,340	$9,503	$(1,163)	-12.2%

Noninterest expense for the quarter ended September 30, 2023 of $8.3 million was $1.2 million or 12.2% lower than the quarter ended September 30, 2022. This decrease is primarily due to reduced salaries and employee benefits of $316 thousand and lower occupancy expenses of $327 thousand from the elimination of four branch facilities, both as a result of efficiencies gained from the Merger.

The components of noninterest expense for the nine months ended September 30, 2023 and 2022 are shown below (dollars in thousands):

	For the Nine Months Ended		Variance
	September 30, 2023	September 30, 2022	$	%
Noninterest expense:
Salaries and employee benefits	$12,049	$13,069	$(1,020)	-7.8%
Net occupancy	3,099	3,797	(698)	-18.4%
Equipment	589	786	(197)	-25.1%
Bank franchise tax	929	912	17	1.9%
Computer software	590	907	(317)	-35.0%
Data processing	2,171	2,149	22	1.0%
FDIC deposit insurance assessment	540	421	119	28.3%
Marketing, advertising and promotion	912	873	39	4.5%
Plastics expense	129	322	(193)	-59.9%
Professional fees	592	1,051	(459)	-43.7%
Core deposit intangible amortization	1,138	1,281	(143)	-11.2%
Other	3,027	3,472	(445)	-12.8%
Total noninterest expense	$25,765	$29,040	$(3,275)	-11.3%

Noninterest expense for the nine months ended September 30, 2023 of $25.8 million was $3.3 million or 11.3% lower than the nine months ended September 30, 2022. This decrease is the result of efficiencies gained from the Merger, namely: 1) salaries and employee benefits decreased $1.0 million, 2) net occupancy decreased $698 thousand, 3) professional fees decreased $459 thousand, and 4) computer software expense decreased $317 thousand. In addition, professional fees declined as two consultants paid in the nine months ending September 30, 2022 were not paid in the same period in the current year.

The efficiency ratio (FTE) was 60.3% for the three months ended September 30, 2023 compared to 57.0% for the same quarter of 2022, due predominantly to the decrease in net interest income (FTE), as described above. The efficiency ratio (FTE) of 56.7% for the nine months ended September 30, 2023 compared favorably to 59.1% for the nine months ended September 30, 2022. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP efficiency ratio.

Provision for Income Taxes

For the three months ended September 30, 2023 and 2022, the Company provided $824 thousand and $1.3 million for Federal income taxes, respectively, resulting in effective income tax rates of 15.0% and 18.0%, respectively. For the nine months ended September 30, 2023 and 2022, the Company provided $3.4 million and $3.5 million for Federal income taxes, respectively, resulting in effective income tax rates of 17.4% and 17.6%, respectively. For each period, the effective income tax rate differed from the U.S. statutory rate of 21% due to the recognition of low-income housing tax credits and the effect of tax-exempt income from municipal bonds and bank owned life insurance policies.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

During the quarter ended September 30, 2023, there have been no material changes from the risk factors described in the Company’s Form 10-K for the year ended December 31, 2022. The risks described may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that are currently considered not to be material also may materially adversely affect our business, financial condition and/or operating results.

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline eXtensible Business Reporting Language, pursuant to Rule 405 of Regulation S-T (1): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Shareholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101.0)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA NATIONAL BANKSHARES CORPORATION
(Registrant)

/s/ Glenn W. Rust
Glenn W. Rust
President and Chief Executive Officer (principal executive officer)

Date:	November 13, 2023

/s/ Tara Y. Harrison
Tara Y. Harrison
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)
Date:	November 13, 2023