Form 10-K
period 2023-12-31
Virginia National Bankshares Corp
filed 2024-03-28
CIK 1572334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the last reported sale price of the common stock quoted on The NASDAQ Capital Market, on June 30, 2023 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $152.2 million.

The number of shares of Registrant’s Common Stock outstanding as of March 27, 2024 was 5,390,388.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in conjunction with the registrant’s 2024 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

Glossary of Acronyms and Defined Terms

2005 Plan	-	2005 Stock Incentive Plan
2014 Plan	-	2014 Stock Incentive Plan
2022 Plan	-	2022 Stock Incentive Plan
ACH	-	Automated Clearing House
ACL	-	Allowance for credit losses
Acquired Loans	-	Loans acquired from Fauquier
AFS	-	Available for sale
ALCO	-	Asset Liability Committee
ALLL	-	Allowance for loan and lease losses (utilized prior to the adoption of ASC 326)
ASC	-	Accounting Standards Codification
ASC 326	-	ASU 2016-13, Financial Instruments and Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASC 350	-	ASC 350, Goodwill and Other Intangible Assets
ASC 718	-	ASC 718, Compensation - Stock Compensation
ASC 820	-	ASC 820, Fair Value Measurements and Disclosures
ASU	-	Accounting Standards Update
ATM	-	Automated teller machine
the Bank	-	Virginia National Bank
BHCA	-	Bank Holding Company Act of 1956
BOLI	-	Bank-owned life insurance
bps	-	Basis points
CAA	-	Consolidated Appropriations Act, 2021
CAMELS	-	International rating system bank supervisory authorities use to rate financial institutions
CBBFC	-	Community Bankers' Bank Financial Corporation
CBLR	-	Community Bank Leverage Ratio
CDARS™	-	Certificates of Deposit Account Registry Service
CECL	-	Current expected credit losses
CET1	-	Common equity tier 1
CFPB	-	Consumer Financial Protection Bureau
CMO	-	Collateralized Mortgage Obligation
Code	-	Internal Revenue Code of 1986, as amended
the Company	-	Virginia National Bankshares Corporation and its subsidiaries
CRA	-	Community Reinvestment Act of 1977
CTA	-	Corporate Transparency Act
DEI	-	Diversity, Equity, and Inclusion
DIF	-	Deposit Insurance Fund
Dodd-Frank Act	-	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
Effective Date	-	April 1, 2021
EGRRCPA	-	Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018
EPS	-	Earnings per common share
Exchange Act	-	Securities Exchange Act of 1934, as amended
Fauquier	-	Fauquier Bankshares, Inc. and its subsidiaries
FASB	-	Financial Accounting Standards Board
FDIA	-	Federal Deposit Insurance Act
FDIC	-	Federal Deposit Insurance Corporation
FDICIA	-	Federal Deposit Insurance Corporation Improvement Act
Federal Reserve	-	Board of Governors of the Federal Reserve System
Federal Reserve Act	-	Federal Reserve Act of 1913, as amended
Federal Reserve Bank or FRB	-	Federal Reserve Bank of Richmond
FHLB	-	Federal Home Loan Bank of Atlanta
FinCEN	-	Financial Crimes Enforcement Network
FOMC	-	Federal Reserve Board’s Federal Open Market Committee
Form 10-K	-	Annual Report on Form 10-K for the year ended December 31, 2023
FTE	-	Fully taxable equivalent
GAAP or U.S. GAAP	-	Accounting principles generally accepted in the United States

ICS®	-	Insured Cash Sweep®
LIBOR	-	London Interbank Offering Rate
Masonry Capital	-	Masonry Capital Management, LLC
MBS	-	Mortgage-Backed Securities
Merger	-	Mergers of Fauquier Bankshares, Inc. and The Fauquier Bank with and into the Company and the Bank, respectively
Merger Agreement	-	Agreement and Plan of Reorganization between the Company and Fauquier dated September 30, 2020, including a related Plan of Merger
Nasdaq	-	The Nasdaq Stock Market, LLC
NOW	-	Negotiable order of withdrawal
NPA	-	Nonperforming assets
OCC	-	Office of the Comptroller of the Currency
OFAC	-	Office of Foreign Assets Control
OREO	-	Other real estate owned
OTTI	-	Other than temporary impairment
PCA	-	Prompt Corrective Action
PCI	-	Purchased credit impaired
PCD		Purchased loans with credit deterioration
PII	-	Personally identifiable information
PPP	-	Paycheck Protection Program
Reorganization	-	Reorganization Agreement and Plan of Share Exchange dated March 6, 2013 between the Bank and the Company
SBA	-	Small Business Administration
SCC	-	Virginia State Corporation Commission
SEC	-	U.S. Securities and Exchange Commission
Securities Act	-	Securities Act of 1933, as amended
SOFR	-	Secured Overnight Funding Rate
Sturman Wealth	-	Sturman Wealth Advisors
TDR	-	Troubled debt restructuring
TFB	-	The Fauquier Bank
Topic 606	-	ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606”
VCDPA	-	Virginia Consumer Data Protection Act
VNBTrust	-	VNBTrust, National Association

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
•
fluctuation in asset quality;
•
assumptions that underlie the Company’s ACL;
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
•
the risks and uncertainties described from time-to-time in the Company’s press releases and filings with the SEC; and
•
the Company’s performance in managing the risks involved in any of the foregoing.

More information on factors that could affect the Company’s forward-looking statements is included under Item 1A. Risk Factors. The foregoing list of important factors is not exclusive, and the Company is not obligated to update any forward-looking statement, whether written or oral, that may be made from time-to-time.

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

During 2018, the Company formed Masonry Capital Management, LLC, a registered investment advisor, which offers investment advisory and management services to clients through separately managed accounts and a private investment fund. Note that the membership interests in this business line are planned to be sold to an officer of the Company effective April 1, 2024. Subsequent to the date of sale, the Company will receive an annual revenue-share amount for a period of six years. No expenses will be incurred by the Company related to Masonry Capital subsequent to April 1, 2024.

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

In addition to competing with other community and commercial banks within and outside its primary service areas, the Company competes with other institutions engaged in the business of making loans or accepting deposits, such as credit unions, insurance companies, small loan companies, finance companies, fintech companies, certain governmental agencies and other enterprises. Competition for deposits and loans is affected by various factors including, without limitation, interest rates offered, the number and location of branches and types of products offered, digital capabilities, and the reputation of the institution. Credit unions increasingly have been allowed to expand their membership definitions, yet they continue to enjoy a favorable tax status.

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

Employees

The Company has a shared vision of guiding principles, core values and strategies that work and have guided the Company through both good and challenging times. The Company strives to ensure that its constituents believe in it as well, including its shareholders, customers, board, executive management and high performing employees. The Company believes that the shared vision, when properly aligned and communicated to all constituents, will produce more than above average performance in key metrics. As part of the shared vision, the Company is committed to its shareholders, customers, employees and communities. A critical part of this commitment is attracting and retaining high performing employees. To attract and retain high performing employees, the Company provides a competitive compensation and benefits program, including wellness benefits.

At December 31, 2023, the Company had 155 full-time equivalent employees, of which 8 were part-time employees. None of its employees are represented by any collective bargaining unit. The Company considers relations with its employees to be good. We strive for our workforce to reflect the diversity of the customers and communities we serve. Our selection and promotion process are without bias and include the active recruitment of minorities and women. At December 31, 2023, women represented 73% of our employees and racial and ethnic minorities represented 20% of our employees. We also aim for our employees to develop their careers in our businesses. At December 31, 2023, 35% of our employees have been employed by the Company or its subsidiaries for at least 10 years.

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

Regulatory Capital Requirements. The OCC and the other federal bank regulatory agencies have issued risk-based and leverage capital guidelines applicable to U.S. banking organizations. Those regulatory agencies may from time-to-time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth.

The OCC and the other federal bank regulatory agencies have adopted rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and standards for calculating risk-weighted assets and risk-based capital measurements (collectively, the Basel III Final Rules) that apply to banking institutions they supervise. For the purposes of these capital rules, (i) CET1 capital consists principally of common stock (including surplus) and retained earnings; (ii) Tier 1 capital consists principally of CET1 plus non-cumulative preferred stock and related surplus, and certain grandfathered cumulative preferred stocks and trust preferred securities; and (iii) Tier 2 capital consists of other capital instruments, principally qualifying subordinated debt and preferred stock, and limited amounts of an institution’s allowance for credit losses. Each regulatory capital classification is subject to certain adjustments and limitations, as implemented by the Basel III Final Rules. The Basel III Final Rules also establish risk weightings that are applied to many classes of assets held by community banks, importantly including applying higher risk weightings to certain commercial real estate loans. The Basel III Final Rules also include a requirement that banks maintain additional capital known as the “capital conservation buffer.”

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

The Basel III Final Rules provide deductions from and adjustments to regulatory capital measures, primarily to CET1, including deductions and adjustments that were not applied to reduce CET1 under historical regulatory capital rules. For example, mortgage servicing rights, deferred tax assets dependent upon future taxable income, and significant investments in non-consolidated financial entities must be deducted from CET1 to the extent that any one such category exceeds 25% of CET1.

The Basel III Final Rules permanently include in Tier 1 capital trust preferred securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion in total assets, subject to a limit of 25% of Tier 1 capital. The Company expects that its trust preferred securities will be included in the Company’s regulatory capital as Tier 1 capital instruments until their maturity.

The Tier 1, CET1, total capital to risk-weighted assets, and leverage ratios of the Company were 17.41%, 17.41%, 18.24% and 11.13%, respectively, as of December 31, 2023, thus exceeding the minimum requirements. The Tier 1, CET1, total capital to risk-weighted assets, and leverage ratios of the Bank were 17.29%, 17.29%, 18.12% and 11.05%, respectively, as of December 31, 2023, also exceeding the minimum requirements.

With respect to the Bank, to be “well capitalized” under the revised “prompt corrective action” regulations, a bank must have the following minimum capital ratios: (i) a CET1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%. The Bank exceeds the thresholds to be considered well capitalized as of December 31, 2023. See “Prompt Corrective Action” below.

In July 2023, the Federal Reserve and the FDIC issued proposed rules to implement the final components of the Basel III agreement, often known as the “Basel III endgame.” These proposed rules contain provisions that apply to banks with $100 billion or more in total assets and that will significantly alter how those banks calculate risk-based assets. These proposed rules do not apply to holding companies or banks with less than $100 billion in assets, such as the Company and the Bank, but the final impacts of these rules cannot yet be predicted. The comment window for these proposed rules closed on January 16, 2024.

Community Bank Leverage Ratio. As required by the EGRRCPA, qualifying banks with less than $10 billion in consolidated assets could elect to be subject to a 9% leverage ratio applied using less complex leverage calculations commonly referred to as the community bank leverage ratio CBLR. Banks that opt into the CBLR framework and maintain a leverage ratio of greater than 9% are not subject to other risk-based and leverage capital requirements and are deemed to meet Basel III Final Rules’ well capitalized ratio requirements. As of December 31, 2023, the Bank has not elected to apply the CBLR framework, but the Bank continues to assess the potential impact of opting in to the CBLR framework as part of its ongoing capital management and planning processes.

Prompt Corrective Action. Federal banking regulators are authorized and, under certain circumstances, required to take certain actions against banks that fail to meet their capital requirements. The federal bank regulatory agencies have additional enforcement authority with respect to undercapitalized depository institutions. “Well capitalized” institutions may generally operate without additional supervisory restriction. With respect to “adequately capitalized” institutions, such banks (i) cannot normally pay dividends or make any capital contributions that would leave them undercapitalized, (ii) cannot pay management fees to a controlling person if, after paying the fee, they would be undercapitalized, and (iii) cannot accept, renew, or roll over any brokered deposit unless they have applied for and been granted a waiver by the FDIC.

Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank met the definition of being “well capitalized” as of December 31, 2023.

As described above in “The Bank – Regulatory Capital Requirements,” the capital rules issued by the OCC incorporate new requirements into the prompt corrective action framework.

Deposit Insurance. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and are subject to deposit insurance assessments based on average total assets minus average tangible equity to maintain the DIF. The basic limit on FDIC deposit insurance coverage is $250 thousand per depositor. Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations as an insured depository institution, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes. The FDIC may also suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the Bank’s deposit insurance.

Deposit Insurance Assessments. The DIF is funded by assessments on banks and other depository institutions calculated based on average consolidated total assets minus average tangible equity (defined as Tier 1 capital). As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment scheme, set a target “designated reserve ratio” (described in more detail below) of 2 percent for the DIF and, in lieu of dividends, provides for a lower assessment rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. An institution's assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three-year period, which considers the institution’s weighted average CAMELS composite rating, and is subject to further adjustments including those related to levels of unsecured debt and brokered deposits.

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis. On October 18, 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. As a result of this final rule, the total base assessment rates beginning with the first quarter of 2023 for institutions with less than $10 billion in assets that have been insured for at least five years range from 2.5 to 32 basis points. This increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio reaches 1.35 percent by the statutory deadline of September 30, 2028. The new assessment rate schedules will remain in effect unless and until the reserve ratio meets or exceeds 2 percent. Progressively lower assessment rate schedules will take effect when the reserve ratio reaches 2 percent, and again when it reaches 2.5 percent.

In 2023 and 2022, the Company expensed $710 thousand and $511 thousand, respectively, in deposit insurance assessments.

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

On October 24, 2023, the federal banking regulatory agencies jointly issued a final rule to modernize CRA regulations consistent with the following key goals: (i) to encourage banks to expand access to credit, investment, and banking services in low-income and moderate-income communities; (ii) to adapt to changes in the banking industry, including internet and mobile banking and the growth of non-branch delivery systems; (iii) to provide greater clarity and consistency in the application of the CRA regulations, including adoption of a new metrics-based approach to evaluating bank retail lending and community development financing; and (iv) to tailor CRA evaluations and data collection to bank size and type, recognizing that differences in bank size and business models may impact CRA evaluations and qualifying activities. Most of the final CRA rule’s requirements will be applicable beginning January
1, 2026, with certain requirements, including the data reporting requirements, applicable as of January 1, 2027. The
Bank is evaluating the expected impact of the modernized CRA regulations, but currently does not anticipate any material impact to its business, operations or financial condition due to the modified CRA regulations.

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

The CFPB published its final rule to update Regulation P pursuant to the amended Gramm-Leach-Bliley Act in 2018. Under this rule, certain qualifying financial institutions are not required to provide annual privacy notices to customers. To qualify, a financial institution must not share nonpublic personal information about customers except as described in certain statutory exceptions which do not trigger a customer’s statutory opt-out right. In addition, the financial institution must not have changed its disclosure policies and practices from those disclosed in its most recent privacy notice. The rule sets forth timing requirements for delivery of annual privacy notices in the event that a financial institution that qualified for the annual notice exemption later changes its policies or practices in such a way that it no longer qualifies for the exemption.

Data privacy and data protection are areas of increasing state legislative focus. In March 2021, the Governor of Virginia signed into law the VCDPA, which went into effect on January 1, 2023. The VCDPA grants Virginia residents the right to access, correct, delete, know, and opt-out of the sale and processing for targeted advertising purposes of their personal information, similar to the protections provided by consumer data privacy laws in California and in Europe. The VCDPA also imposes data protection assessment requirements and authorizes the Attorney General of Virginia to enforce the VCDPA but does not provide a private right of action for consumers. The Bank is exempt from the VCDPA, but certain third-party vendors of the Company or the Bank are subject to the VCDPA, which could negatively impact the products or services that we obtain from those vendors.

In October 2023, the CFPB proposed a new rule that would require a provider of payment accounts or products, such as the Bank, to make certain data available to consumers upon request regarding the products or services they obtain from the provider. The proposed rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products and services. For banks with over $850 million and less than $50 billion in total assets, such as the Bank, compliance would be required approximately two and one-half years after adoption of the final rule.

These laws and regulations impose compliance costs and create obligations and, in some cases, reporting obligations, and compliance with these laws, regulations, and obligations may require us to use significant resources.

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

Cybersecurity. The federal banking agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a financial institution’s board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. The federal banking agencies expect financial institutions to establish lines of defense and ensure that their risk management processes also address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack. If the Company or the Bank fails to meet the expectations set forth in this regulatory guidance, the Company or the Bank could be subject to various regulatory actions and any remediation efforts may require significant resources of the Company or the Bank. In addition, all federal and state banking agencies continue to increase focus on cybersecurity programs and risks as part of regular supervisory exams.

On November 18, 2021, the federal bank regulatory agencies issued a final rule to improve the sharing of information about cybersecurity incidents that may affect the U.S. banking system. The rule requires a banking organization to notify its primary federal regulator of any significant computer-security incident as soon as possible and no later than 36 hours after the banking organization determines that a cybersecurity incident has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. In addition, the rule requires a bank service provider to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect banking organization customers for four or more hours. The rule became effective on May 1, 2022.

In July 2023, the SEC issued a final rule to enhance and standardize disclosures regarding cybersecurity risk management, strategy, governance, and incident reporting by public companies that are subject to the reporting requirements of the Exchange Act. Specifically, the final rule requires current reporting about material cybersecurity incidents, periodic disclosures about a registrant’s policies and procedures to identify and manage cybersecurity risk, management’s role in implementing cybersecurity policies and procedures, and the board of directors’ cybersecurity expertise, if any, and its oversight of cybersecurity risk. See Item 1C. Cybersecurity of this Form 10-K for a discussion of the Company’s cybersecurity risk management, strategy and governance.

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

Consumer Financial Protection. The CFPB is the federal regulatory agency that is responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. The CFPB supervises and regulates providers of consumer financial products and services, and has rulemaking authority in connection with numerous federal consumer financial protection laws (for example, but not limited to, the Truth-in-Lending Act (TILA), the Real Estate Settlement Procedures Act (RESPA), the Electronic Funds Transfer Act (EFTA), the Equal Credit Opportunity Act (ECOA), the Home Ownership and Equity Protection Act (HOEPA), the Fair Credit and Reporting Act (FCRA), the Fair Debt Collection Practices Act (FDCPA) and the Home Mortgage Disclosure Act (HMDA)). To comply with these obligations, the Company has implemented appropriate internal practices, procedures, and controls.

Because the Company and the Bank are smaller institutions (i.e., with assets of $10 billion or less), most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Company by the Federal Reserve Board and to the Bank by the OCC. However, the CFPB may include its own examiners in regulatory examinations by a smaller institution’s principal regulators and may require smaller institutions to comply with certain CFPB reporting requirements. In addition, regulatory positions taken by the CFPB and administrative and legal precedents established by CFPB enforcement activities, including in connection with supervision of larger bank holding companies and banks, could influence how the Federal Reserve Board and OCC apply consumer protection laws and regulations to financial institutions that are not directly supervised by the CFPB. The precise effect of the CFPB’s consumer protection activities on the Company and the Bank cannot be determined with certainty.

On March 30, 2023, the CFPB issued a final rule amending Regulation B to implement Section 1071 of the Dodd-Frank Act, which amended ECOA to require the collection of certain small business lending data. As a result of ongoing litigation, all deadlines for compliance with the amendments to Regulation B are currently stayed. If implemented as issued, the final rule would require the Bank to compile, maintain, and submit to the bureau certain small business lending data, including data on applications for credit by women-owned, minority-owned, and small businesses. The Bank is unable to determine the date that the Section 1071 final rule will become effective or the date that the Bank will be required to comply with its requirements. The Bank is evaluating the expected impact of the Section 1071 final rule, but currently does not anticipate any material impact to its business, operations or financial condition due to this final rule.

On January 17, 2024, the CFPB proposed amendments to Regulation E and Regulation Z that would impose the disclosure requirements of TILA on extensions of overdraft credit, with certain exemptions, for financial institutions with greater than $10 billion in assets. While this proposed rule, if implemented, would not apply to banks with less than $10 billion in assets, including the Bank, the Bank cannot determine the ultimate impact such a regulatory change would have on the broader market for overdraft products and services, which may include a downward pressure on the interest and fees that a bank is able to charge for consumer transactions that overdraw deposit accounts. The impact of such changes on the Bank or its financial condition and results of operations cannot be determined at this time, but the Bank will continue to monitor developments related to this proposed rule and the CFPB’s broader policy agenda.

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

The Company’s and the Bank’s mortgage origination activities are subject to Regulation Z, which implements the TILA. Certain provisions of Regulation Z require creditors to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Creditors are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the creditor to consider the following eight underwriting factors when making the credit decision: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) the monthly payment on the covered transaction; (iv) the monthly payment on any simultaneous loan; (v) the monthly payment for mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) the monthly debt-to-income ratio or residual income; and (viii) credit history. Alternatively, the creditor can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount, and the consumer’s debt-to-income ratio (“DTI”) must be below the prescribed threshold. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance. Small creditors, as described below, may originate qualified mortgages that are not restricted by the specific DTI threshold (however, the DTI must still be considered). Small creditors are those financial institutions that meet the following requirements: (i) have assets below $2 billion (adjustable annually by CFPB); (ii) originated no more than 2 thousand first-lien, closed-end residential mortgages subject to the ability-to-repay requirements in the preceding calendar year; and (iii) hold the qualified mortgage loan in its portfolio after origination. The Company, as a small creditor, does comply with the “qualified mortgage rules” and the other applicable TILA requirements.

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

In 2016, the SEC and the federal banking agencies proposed rules that prohibit covered financial institutions (including bank holding companies and banks) from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk-taking by providing covered persons (consisting of senior executive officers and significant risk takers, as defined in the rules) with excessive compensation, fees or benefits that could lead to material financial loss to the financial institution. The proposed rules outline factors to be considered when analyzing whether compensation is excessive and whether an incentive-based compensation arrangement encourages inappropriate risks that could lead to material loss to the covered financial institution, and establishes minimum requirements that incentive-based compensation arrangements must meet to be considered to not encourage inappropriate risks and to appropriately balance risk and reward. The proposed rules also impose additional corporate governance requirements on the boards of directors of covered financial institutions and impose additional record-keeping requirements. The comment period for these proposed rules has closed and a final rule has not yet been published. If the rules are adopted as proposed, they will restrict the manner in which executive compensation is structured.

Nasdaq, the exchange on which our common stock is listed, enacted a listing rule that became effective in 2023 requiring listed companies to adopt policies mandating the recovery or “clawback” of excess incentive compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The Company updated its previous compensation recovery policy to comply with the new Nasdaq listing rule and the policy is included as Exhibit 97 to this Annual Report on Form 10-K.

Future Regulation

From time-to-time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company and the Bank in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company or the Bank.

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

The Company’s ACL may be insufficient and any increases in the ACL may have a material adverse effect on the Company’s financial condition and results of operations.

On January 1, 2023, the Company adopted ASC 326, more commonly referred to as "CECL," which replaced prior accounting principles for the recognition of loan losses based on losses that have been incurred with a requirement to record an allowance for credit losses that represents expected credit losses over the lifetime of all loans in the Company’s portfolio. Under ASC 326, the Company’s estimate of expected credit losses is based on reasonable and supportable forecasts of future economic conditions and loan performance. While the adoption of ASC 326 will not affect ultimate loan performance or cash flows of the Company from making loans, the period in which expected credit losses affect net income of the Company may not be similar to the recognition of loan losses under prior accounting guidance, and recognizing an allowance based on expected credit losses may create more volatility in the level of our ACL and our results of operations, including based on volatility in economic forecasts and our expectations of loan performance in future periods, as actual results may differ materially from our estimates. If we are required to materially increase our level of ACL for any reason, such increase could adversely affect our business, financial condition, and results of operations.

The level of the allowance reflected management’s evaluation of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, delinquency trends, underlying collateral values, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions. The determination of the appropriate level of the ACL inherently involved a high degree of subjectivity and required the Company to make significant estimates of credit risks and future trends, all of which could undergo material changes. Although the Company believed the ACL was a reasonable estimate of known and inherent losses in the loan portfolio at the time, it could not precisely predict such losses or be certain that the loan loss allowance would be adequate in the future. Deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside the Company’s control, may have required an increase in the ACL. In addition, bank regulatory agencies and the Company’s auditors periodically reviewed its ACL and may have required an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different from those of management. No adjustments to the ACL have been recommended or required as a result of audits.

The Company’s focus on lending to small to mid-sized community-based businesses may increase its credit risk.

Most of the Company’s commercial business and commercial real estate loans are made to small and mid-sized businesses and 501(c)3 organizations. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. If general economic conditions in the market areas in which the Company operates negatively impact this important customer sector, the Company’s results of operations and financial condition may be adversely affected. Moreover, a portion of these loans have been made by the Company in recent years and the borrowers may not have experienced a complete business or economic cycle. Any deterioration of the borrowers’ businesses may hinder their ability to repay their loans with the Company, which could have a material adverse effect on its financial condition and results of operations. Steps to mitigate such risks include underwriting multiple sources of repayment, including but not limited to, business cash flow, personal guarantees, collateral, and government guarantees, where applicable. Although the Company has taken these mitigation steps, there is no guarantee that such practices will be effective to prevent the increased credit risk.

The Company’s concentration in loans secured by real estate may increase its future credit losses, which would negatively affect the Company’s financial results.

The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Credit risk and credit losses can increase if its loans are concentrated to borrowers who, as a group, may be uniquely or disproportionately affected by economic or market conditions. As of December 31, 2023, approximately 82.6% of the Company’s loans are secured by real estate, both residential and commercial. The Company has established concentration limits that are regularly monitored by management and reported to the Board. A major change in the real estate market in the regions in which the Company operates, resulting in a deterioration in real estate values, or in the local or national economy, could adversely affect the Company’s customers’ ability to pay these loans, which in turn could adversely impact the Company. Risk of loan defaults and foreclosures are inherent in the banking industry, and the Company tries to limit its exposure to this risk by carefully underwriting and monitoring its extensions of credit. The Company cannot fully eliminate credit risk, and as a result, credit losses may occur in the future.

The Company has a moderate concentration of credit exposure in commercial real estate and loans with this type of collateral are viewed as having higher risk of default.

As of December 31, 2023, the Company had approximately $396.1 million in loans secured by commercial real estate, which represented approximately 36.3% of total loans outstanding at that date; such loans consist of non-owner occupied commercial real estate, construction, land development, multi-family and other land loans. These types of loans are generally viewed as having higher risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the property to service the debt, successful completion of construction projects and, for development loans, sale of the underlying asset. It may be more difficult for commercial real estate borrowers to repay their loans in a timely manner, as commercial real estate borrowers’ abilities to repay their loans frequently depend on the successful rental of their properties. Some degree of instability in the commercial real estate markets is expected in the coming quarters as loans are refinanced in markets with higher vacancy rates under current economic conditions. The outlook for commercial real estate remains dependent on the broader economic environment and, specifically, how major subsectors respond to a higher interest rate environment and higher prices for commodities, goods and services. Cash flows may be affected significantly by general economic conditions, and a sustained downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because the Company’s loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in its percentage of nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for credit losses and an increase in charge-offs, all of which could have a material adverse effect on the Company’s financial condition. The Company’s banking regulators generally give commercial real estate lending greater scrutiny and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of ACL and capital as a result of commercial real estate lending growth and exposures, which could have a material adverse effect on the Company’s results of operations. Steps to mitigate such risks include underwriting multiple sources of repayment, including but not limited to, business cash flow, personal guarantees, collateral, and government guarantees, where applicable. In addition, the Company has established concentration limits that are regularly monitored by management and reported to the Board. Although the Company has taken these mitigation steps, there is no guarantee that such practices will be effective to prevent the increased credit risk.

The Company’s results of operations are significantly affected by the ability of borrowers to repay their loans.

A significant source of risk for the Company is the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loan agreements. Most of the Company’s loans are secured but some loans are unsecured. With respect to the secured loans, the collateral securing the repayment of these loans may be insufficient to cover the obligations owed under such loans. Collateral values may be adversely affected by changes in economic, environmental and other conditions, declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, terrorist activity, environmental contamination and other external events. In addition, collateral appraisals that are out of date or that do not meet industry-recognized standards may create the impression that a loan is adequately collateralized when it is not. The Company has adopted underwriting and credit monitoring procedures and policies, including regular reviews of appraisals and borrower financial statements, that management believes are appropriate to mitigate the risk of loss. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for credit losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.

Liquidity Risks

The Company’s liquidity needs could adversely affect results of operations and financial condition.

The Company’s primary sources of funds are deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including, but not limited to, changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, availability of, and/or access to, sources of refinancing, business closings or lay-offs, pandemics or endemics, inclement weather, natural disasters and international instability. Deposit levels may be affected by a number of factors, including, but not limited to, rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments and general economic conditions. Additionally, negative news about the Company or the banking industry in general could negatively impact market and/or customer perceptions of the Company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, as many regional banking organizations experienced in 2023, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed “too big to fail” or remove deposits from the banking system entirely. As of December 31, 2023, approximately 25.5% of our deposits were uninsured and we rely on these deposits for liquidity. Accordingly, the Company may be required from time-to-time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include FHLB advances, sales of securities and loans, federal funds lines of credit from correspondent banks and borrowings from the Federal Reserve Discount Window, as well as additional out-of-market time deposits and brokered deposits. While the Company believes that these sources are currently adequate, there can be no assurance they will be sufficient or available to meet future liquidity demands, particularly if the Company continues to grow and experiences increasing loan demand. The Company may be required to slow or discontinue loan growth, capital expenditures or other investments, or liquidate assets should such sources not be adequate.

Recent negative developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system.

The closures of Silicon Valley Bank and Signature Bank in March 2023, and First Republic Bank in May 2023, and concerns about similar future events, have generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks. More recently, concerns about commercial real estate concentrations at regional and community banks have exacerbated this volatility. These market developments have negatively impacted customer confidence in the safety and soundness of regional and community banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While federal bank regulators took action to ensure that depositors of the failed banks had access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional and community banks and the banking system more broadly. Furthermore, there is no guarantee that regional bank failures or bank runs similar to the ones that occurred in 2023 will not occur in the future and, if they were to occur, they may have a material and adverse impact on customer and investor confidence in regional and community banks negatively impacting the Company’s liquidity, capital, results of operations and stock price.

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

The Company is directly and indirectly affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. As a financial institution, market risk is inherent in the financial instruments associated with the Company’s operations and activities, including loans, deposits, securities, and short-term borrowings. A few of the market conditions that may shift from time-to-time, thereby exposing the Company to market risk, include fluctuations in interest rates, equity and futures prices, and price deterioration or changes in value due to changes in market perception or actual credit quality of issuers. The Company’s investment securities portfolio, in particular, may be impacted by market conditions beyond its control, including rating agency downgrades of the securities, defaults of the issuers of the securities, lack of market pricing of the securities, and inactivity or instability in the credit markets. Any changes in these conditions, in current accounting principles or interpretations of these principles could impact the Company’s assessment of fair value and thus the determination of other-than-temporary impairment of the securities in the investment securities portfolio, which could adversely affect the Company’s earnings and capital ratios.

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

The Company’s business is directly impacted by economic conditions, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond its control. A deterioration in economic conditions, whether caused by global, national or local concerns, especially within the Company’s market area, could result in the following potentially material consequences: loan delinquencies increasing; problem assets and foreclosures increasing; demand for products and services decreasing; low cost or noninterest bearing deposits decreasing; and collateral for loans, especially real estate, declining in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with existing loans. A continued economic downturn could result in losses that materially and adversely affect the Company’s business.

Inflation can have an adverse impact on the Company’s business and on its customers.

During 2022, the United States experienced the highest level of inflation since the 1980s. In response, the Federal Reserve increased the federal funds target rate at the fastest pace in over 40 years, increasing 425 bps during 2022 and an additional 100 bps in 2023. Price-wage inflation may cause the Company to give higher than normal raises to employees and start new employees at a higher wage. Furthermore, the Company’s customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with the Company. As market interest rates rise, the value of the Company’s investment securities generally decreases, although this effect can be less pronounced for floating rate instruments. Higher interest rates reduce the demand for loans and increase the attractiveness of alternative investment and savings products, like U.S. Treasury securities and money market funds, which can make it difficult to attract and retain deposits.

The Company’s business is subject to interest rate risk, and variations in interest rates and inadequate management of interest rate risk may negatively affect financial performance.

Changes in the interest rate environment may reduce the Company’s profits. It is expected that the Company will continue to realize income from the differential or “spread” between the interest earned on loans, securities, and other interest-earning assets, and interest paid on deposits, borrowings and other interest bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and the current interest rate environment encourages extreme competition for new loan originations from qualified borrowers. The Company’s management cannot ensure that it can minimize interest rate risk. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Accordingly, changes in levels of market interest rates could materially and adversely affect the net interest spread, asset quality, loan origination volume and the Company’s overall profitability.

The Company relies upon independent appraisals to determine the value of the real estate that secures a significant portion of its loans and the value of any foreclosed properties that may be carried on its books, and the values indicated by such appraisals may not be realizable if it is forced to foreclose upon such loans or liquidate such foreclosed property.

As indicated above, a significant portion of the Company’s loan portfolio consists of loans secured by real estate and it may also hold foreclosed properties from time-to-time. The Company relies upon independent appraisers to estimate the value of such real estate. Appraisals are only estimates of value and the independent appraisers may make mistakes of fact or judgment that adversely affect the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease. As a result of any of these factors, the real estate securing some of the Company’s loans and any foreclosed properties that may be held by the Company may be more or less valuable than anticipated. If a default occurs on a loan secured by real estate that is less valuable than originally estimated, the Company may not be able to recover the outstanding balance of the loan. It may also be unable to sell any foreclosed properties for the values estimated by their appraisals. The Company had no foreclosed property as of December 31, 2023 or December 31, 2022.

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

Effective internal and disclosure controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. The Company is also required to establish and maintain an adequate internal control structure over financial reporting pursuant to regulations of the FDIC. As a public company, the Company is required by the Sarbanes-Oxley Act to design and maintain a system of internal control over financial reporting and include management’s assessment regarding internal control over financial reporting. If the Company cannot provide reliable financial reports or prevent fraud, its reputation and operating results would be harmed. As part of the Company’s ongoing monitoring of internal control, it may discover material weaknesses or significant deficiencies in its internal control that require remediation. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Third parties provide key components of the Company’s business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, internet connections and network access. While the Company has performed due diligence and selected these third-party vendors carefully, it does not control their actions. Any problem caused by these third parties, including poor performance of services, failure to provide services, disruptions in communication services provided by a vendor and failure to handle current or higher volumes, could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business, and may harm its reputation. Financial or operational difficulties of a third-party vendor could also hurt the Company’s operations if those difficulties interfere with the vendor’s ability to serve the Company. Replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third-parties creates an unavoidable inherent risk to the Company’s business operations.

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

Consumers may increasingly decide not to directly use banks to complete their financial transactions, which would have a material adverse impact on the Company’s financial condition and operations.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds, general-purpose reloadable prepaid cards, or in other types of assets, including cryptocurrencies or other digital assets. Consumers can also complete transactions such as paying bills or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the loss of deposits as a lower cost source of funds could have a material adverse effect on our financial condition and results of operations.

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

The Company’s Board, without the approval of shareholders, could from time-to-time decide to issue additional shares of common stock or shares of preferred stock, which may adversely affect the market price of the shares of common stock and could be dilutive to the Company’s shareholders. Any sale of additional shares of the Company’s common stock may be at prices lower than the current market value of the Company’s shares. In addition, new investors may have rights, preferences and privileges that are senior to, and that could adversely affect, the Company’s existing shareholders. For example, preferred stock would be senior to common stock in right of dividends and as to distributions in liquidation. The Company cannot predict or estimate the amount, timing, or nature of its future offerings of equity securities. Thus, the Company’s shareholders bear the risk of future offerings diluting their stock holdings, adversely affecting their rights as shareholders, and/or reducing the market price of the Company’s common stock.

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

Severe weather, earthquakes, other natural disasters, pandemics, endemics, acts of war or terrorism and other external events could significantly impact our business.

Severe weather, earthquakes, other natural disasters, pandemics, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, results in loss of revenue and/or cause the Company to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

Item 1B. UNRESOLVED STAFF COMMENTS.

None

Item 1C. CYBERSECURITY.

Cybersecurity Risk Management and Strategy

As a corporation committed to maintaining the integrity, confidentiality, and availability of our digital assets and sensitive information, the Company recognizes the critical importance of cybersecurity in today's interconnected business landscape. The Company's cybersecurity measures are designed to safeguard our systems, networks, data, and information from unauthorized access, disruption, or misuse.

The Company recognizes that cybersecurity is fundamental to maintaining trust with shareholders, customers, and other stakeholders. By prioritizing cybersecurity as a strategic imperative, the Company strives to safeguard business operations, sensitive information, and integrity which preserves the value delivered to all our constituents.

Key components of the Company's cybersecurity program:

•
Risk Management: The Company continuously assesses and mitigates cybersecurity risks across the organization by leveraging industry best practices and frameworks such as NIST Cybersecurity Framework.
•
Governance and Oversight: The Company's Board of Directors (the Board) regularly reviews cybersecurity matters, ensuring alignment with business objectives and regulatory requirements. A designated Information Technology Strategic Committee, which includes many subject matter experts from the Board and Executive Management, meets quarterly to provide additional focus and expertise in this area.
•
Security Controls: The Company has implemented robust technical and procedural controls to protect information assets, including firewalls, intrusion detection systems, encryption, access controls, and multifactor authentication. These controls are tested periodically by external technology audit firms with penetration tests and security audits.
•
Policy Controls: Annually all employees sign off on the Company’s data and device controls. The Company ensures that all information access points are the Company’s assets and all data passing through these access points are accessible by the Company and can be deleted whenever the Company deems necessary.
•
Employee Training and Awareness: Ongoing cybersecurity training and awareness programs are implemented to educate employees about potential threats, phishing attacks, social engineering tactics, and best practices for safeguarding company information.
•
Incident Response: The Company maintains a comprehensive incident response plan to promptly detect, contain, and recover from cybersecurity incidents. Regular testing and simulation exercises ensure readiness and effectiveness of response capabilities.
•
Third-Party Risk Management: The Company regularly evaluates and monitors the cybersecurity posture of third-party vendors and partners with whom data is shared or relied upon for critical services, to ensure they meet the Company's security standards.
•
Continuous Improvement: The Company regularly reviews and makes enhancements to the cybersecurity program to adapt to emerging threats, technological advancements, and changes in regulatory requirements. Implementation of new technologies, practices, and infrastructures to target security vulnerabilities is ongoing.
•
Compliance and Reporting: The Company adheres to relevant cybersecurity regulations and standards applicable to our industry and maintains transparency by disclosing material cybersecurity incidents or risks in accordance with regulatory obligations.

The Company had no material cybersecurity incidents in 2023.

Item 2. PROPERTIES.

The Company and its subsidiaries currently occupy fourteen full-service banking facilities in the cities of Charlottesville, Manassas, Richmond and Winchester, and the counties of Albemarle, Fauquier and Prince William. The Company’s main office, a full-service banking facility, operations, and offices of Masonry Capital are located at 404 People Place, Charlottesville, Virginia. VNB Trust and Estate Services is located at 103 Third Street, SE, Charlottesville, Virginia. Of the fourteen locations used as bank branches, seven of the buildings are owned by the Company and six are leased from nonaffiliates. Leases with affiliates are described below.

The five-story building located at 404 People Place, Charlottesville, Virginia, just east of the Charlottesville city limits on Pantops Mountain, was constructed by the Bank on a pad site leased in 2005 from Pantops Park, LLC for a term of twenty years, with seven five-year renewal options. William D. Dittmar, Jr., a director of the Company and the Bank, is the manager and indirect owner of Pantops Park, LLC. The building, consisting of approximately 43,000 square feet, was completed in early 2008, and the Bank opened this full-service office in April 2008. In addition to the Company’s use of this building as outlined in the preceding paragraph, a portion of the additional space is leased to tenants.

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

Item 3. LEGAL PROCEEDINGS.

In the ordinary course of its operations, the Company and/or its subsidiaries are parties to various legal proceedings from time-to-time. Based on the information presently available, and after consultation with legal counsel, management believes that the ultimate outcome of such proceedings, in the aggregate, will not have a material adverse effect on the business or financial condition of the Company and its subsidiaries.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable

Part II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock Performance and Dividends

Virginia National Bankshares Corporation’s common stock is listed for trading on the Nasdaq Capital Market under the symbol VABK. As of December 31, 2023, the Company had issued and outstanding 5,365,982 shares of common stock, which included 62,721 shares of restricted stock that have not yet vested. These shares were held by approximately 690 registered shareholders of record, not including beneficial holders of securities held in street name at a brokerage or other firm.

The payment of dividends is at the discretion of the Company’s Board of Directors and is subject to various federal and state regulatory limitations. As a bank holding company, the ability to pay dividends is dependent upon the overall performance and capital requirements of the Bank.

The data in the table below represents the high sales and low sales prices that occurred between January 1, 2022 and December 31, 2023 as reported by Nasdaq. Additionally, the table shows the dividends declared per quarter in 2023 and 2022.

					Dividends Declared
	2023		2022		2023	2022
	High	Low	High	Low
First Quarter	$41.74	$34.69	$40.00	$34.00	$0.33	$0.30
Second Quarter	$36.77	$27.30	$35.53	$27.05	$0.33	$0.30
Third Quarter	$38.49	$30.01	$34.50	$29.85	$0.33	$0.30
Fourth Quarter	$43.08	$24.96	$36.93	$29.30	$0.33	$0.30
Total					$1.32	$1.20

Equiniti Trust Company, LLC (formerly American Stock Transfer and Trust Company) is the Company’s stock transfer agent and registrar.

Recent Issuances of Unregistered Securities

No unregistered shares were issued in 2023 or 2022.

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

Application of Critical Accounting Policies and Critical Accounting Estimates

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

Following are the accounting policies and estimates that the Company considers as critical:

•
Allowance for credit losses - The Company establishes the ACL through charges to earnings in the form of a provision for credit losses. Loan losses are charged against the allowance for credit losses for the difference between the carrying value of the loan and the estimated net realizable value or fair value of the collateral, if collateral dependent, when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the ACL. The ACL represents management’s current estimate of expected credit losses over the contractual term of loans held for investment, and is recorded at an amount that, in management’s judgment, reduces the recorded investment in loans to the net amount expected to be collected. Management’s judgment in determining the level of the ACL is based on evaluations of historical loan losses, current conditions and reasonable and supportable forecasts relevant to the collectability of loans. Various national economic variables are utilized in the development of the ACL, including the national unemployment rate and national gross domestic product. In addition, management’s estimate of expected credit losses is based on the remaining life of certain consumer loans held for investment, and changes in expected prepayment behavior may result in changes in the remaining life of loans and expected credit losses. Management also assesses the risk of credit losses arising from changes in general market, economic and business conditions; the nature and volume of the loan portfolio; the volume and severity of delinquencies and adversely classified loan balances and the value of underlying collateral in determining the recorded balance of the ACL. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. In evaluating the level of the ACL, we consider a range of possible assumptions and outcomes related to the various factors identified above. The level of the allowance is particularly sensitive to changes in the actual and forecasted national unemployment rate and changes in current conditions or reasonably expected future conditions affecting the collectability of loans.

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
•
Intangible asset accounting policies require that goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually, or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. Intangible assets with definite useful lives are amortized over their estimated useful lives, which range from 3 to 10 years, to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company’s Consolidated Balance Sheets. Additional discussion of the accounting policies and composition of goodwill and other intangibles assets is presented in Note 1 – Summary of Significant Accounting Policies and Note 8 – Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements.
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

Non-GAAP Presentations

The accounting and reporting policies of the Company conform to GAAP and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of the Company’s performance. These include adjusted tangible book value per share and the following fully-taxable equivalent measures: net interest income-FTE, efficiency ratio-FTE and net interest margin-FTE. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent that was applicable for all periods presented.

Management believes that the use of these non-GAAP measures provides meaningful information about operating performance by enhancing comparability with other financial periods, other financial institutions, and between different sources of interest income. The non-GAAP measures used by management enhance comparability by excluding the effects of (1) balances of intangible assets, including goodwill, that vary significantly between institutions and (2) tax benefits that are not consistent across different opportunities for investment. These non-GAAP financial measures should not be considered an alternative to GAAP-basis financial statements, and other banks and bank holding companies may define or calculate these or similar measures differently. Net income is discussed in Management’s Discussion and Analysis on a GAAP basis unless noted as “non-GAAP.”

A reconcilement of the non-GAAP financial measures used by the Company to evaluate and measure the Company's performance to the most directly comparable GAAP financial measures is presented below:

(Dollars in thousands, except per share data)
Reconcilement of Non-GAAP Measures:	Year Ended December 31
	2023	2022
Fully taxable-equivalent measures
Net interest income	$48,969	$53,547
Fully taxable-equivalent adjustment	349	333
Net interest income (FTE) [1]	$49,318	$53,880

Efficiency ratio [2]	58.7%	57.4%
Impact of FTE adjustment	-0.4%	-0.3%
Efficiency ratio (FTE) [3]	58.3%	57.1%

Net interest margin	3.34%	3.19%
Fully tax-equivalent adjustment	0.02%	0.02%
Net interest margin (FTE) [1]	3.36%	3.21%

Other financial measures
Book value per share	$28.52	$25.00
Impact of intangible assets	(2.40)	(2.69)
Tangible book value per share (non-GAAP)	$26.12	$22.31

1 FTE calculations use a Federal income tax rate of 21%.

2 The efficiency ratio, GAAP basis, is computed by dividing noninterest expense by the sum of net interest income and noninterest income.

3 The efficiency ratio, FTE, is computed by dividing noninterest expense by the sum of net interest income (FTE) and noninterest income.

Results of Operations

Consolidated Return on Assets and Equity and Other Key Ratios

The ratio of net income to average total assets and average shareholders' equity and certain other ratios for the years indicated are as follows:

	2023	2022
Return on average assets	1.22%	1.30%
Return on average equity	13.81%	16.61%
Average equity to average assets	8.85%	7.85%
Cash dividend payout ratio	33.47%	27.40%
Efficiency ratio (FTE)	58.30%	57.10%

Net income for the year ended December 31, 2023 was $19.3 million, or $3.58 per diluted share, an 17.81% decrease compared to $23.4 million, or $4.38 per diluted share for the year ended December 31, 2022. This decrease was the result of a $4.6 million decrease in net interest income, a $4.6 million decrease in noninterest income, offset by a $4.5 million decrease in noninterest expense. Each component of such year-over-year changes are described in more detail below.

The efficiency ratio (FTE) was 58.3% for the year ended December 31, 2023, compared to 57.1% for the same period of 2022, increasing due to the fluctuations in net interest income, noninterest income and noninterest expense noted above.

The Company had four reportable segments during the period(s) presented: the Bank, VNB Trust and Estate Services, Sturman Wealth and Masonry Capital.

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
•
Sturman Wealth Advisors – This segment offered wealth and investment advisory services. Revenue for this segment was generated primarily from investment advisory and financial planning fees, with a small and decreasing portion attributable to brokerage commissions. During December 2022, the Company sold this segment, including interest in the client relationships, to the individual running this line of business. More information on this sale can be found under Sale of Sturman Wealth Segment in Note 27 of the Notes to Consolidated Financial Statements, which is found in Item 8. Financial Statements and Supplementary Data.
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
•
Masonry Capital - Masonry Capital offers investment management services for separately managed accounts and a private investment fund employing a value-based, catalyst-driven investment strategy. Revenue for this segment is generated from management fees which are derived from Assets Under Management and incentive income which is based on the investment returns generated on performance-based Assets Under Management. Note that the membership interests in this business line are planned to be sold to an officer of the Company effective April 1, 2024. Subsequent to the date of sale, the Company will receive an annual revenue-share amount for a period of six years. No expenses will be incurred by the Company related to Masonry Capital subsequent to April 1, 2024.

The Bank segment earned net income of $19.4 million in 2023, a $2.2 million decrease compared to the $21.6 million netted in 2022. VNB Trust and Estate Services realized a net loss of $307.0 thousand in 2023, compared to net income of $1.6 million in 2022. Masonry Capital realized net income of $145 thousand in 2023, compared to $103 thousand in 2022. Sturman Wealth earned $122 thousand in the prior year and was sold in the fourth quarter of 2022.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is computed as the difference between the interest income on earning assets and the interest expense on deposits and other interest bearing liabilities. Net interest income represents the principal source of revenue for the Company and accounted for 84.3% of the total revenue in 2023. Net interest margin (FTE) is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest bearing liabilities impact net interest income (FTE) and net interest margin (FTE).

The following table details the average balance sheet, including an analysis of net interest income (FTE) for earning assets and interest bearing liabilities, for the years ended December 31, 2023, 2022, and 2021.

Consolidated Average Balance Sheets and Analysis of Net Interest Income (FTE)

	2023			2022			2021
		Interest	Average		Interest	Average		Interest	Average
(Dollars in thousands)	Average Balance	Income Expense	Yield/ Cost	Average Balance	Income Expense	Yield/ Cost	Average Balance	Income Expense	Yield/ Cost
ASSETS
Interest earning assets:
Securities
Taxable securities	$400,189	$11,921	2.98%	$373,680	$8,696	2.33%	$198,450	$2,980	1.50%
Tax exempt securities [1]	66,895	1,655	2.47%	65,861	1,582	2.40%	53,716	1,292	2.41%
Total securities [1]	467,084	13,576	2.91%	439,541	10,278	2.34%	252,166	4,272	1.69%
Loans:
Real estate	839,326	47,996	5.72%	847,238	38,011	4.49%	808,707	35,303	4.37%
Commercial	100,122	5,121	5.11%	81,410	3,583	4.40%	145,462	5,731	3.94%
Consumer	41,140	2,936	7.14%	49,619	2,637	5.31%	63,039	2,865	4.54%
Total Loans	980,588	56,053	5.72%	978,267	44,231	4.52%	1,017,208	43,899	4.32%
Fed funds sold	3,825	207	5.41%	100,033	1,088	1.09%	109,104	139	0.13%
Other interest bearing deposits	15,489	501	3.23%	161,260	1,467	0.91%	160,960	233	0.14%
Total earning assets	1,466,986	70,337	4.79%	1,679,101	57,064	3.40%	1,539,438	48,543	3.15%
Less: Allowance for credit losses	(7,907)			(5,702)			(5,297)
Total non-earning assets	115,908			124,525			115,193
Total assets	$1,574,987			$1,797,924			$1,649,334

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing deposits:
Interest checking	$321,154	$346	0.11%	$409,504	$230	0.06%	$355,419	$261	0.07%
Money market and savings deposits	421,083	9,673	2.30%	563,374	2,097	0.37%	529,027	2,047	0.39%
Time deposits	220,348	8,617	3.91%	144,564	657	0.45%	152,211	1,108	0.73%
Total interest bearing deposits	962,585	18,636	1.94%	1,117,442	2,984	0.27%	1,036,657	3,416	0.33%
Borrowings	37,286	1,934	5.19%	-	-	-	23,700	(280)	-1.18%
Federal Funds Purchased	2,632	138	5.24%	-	-	-	-	-	-
Junior subordinated debt	3,436	313	9.11%	3,389	200	5.90%	2,565	148	5.77%
Total interest bearing liabilities	1,005,939	21,021	2.09%	1,120,831	3,184	0.28%	1,062,922	3,284	0.31%
Non-interest bearing liabilities:
Demand deposits	418,091			526,389			434,989
Other liabilities	9,989			9,581			10,875
Total liabilities	1,434,019			1,656,801			1,508,786
Shareholders' equity	139,443			141,123			140,548
Total liabilities & shareholders' equity	$1,573,462			$1,797,924			$1,649,334
Net interest income (FTE)		$49,316			$53,880			$45,259
Interest rate spread [2]			2.70%			3.12%			2.84%
Cost of funds			1.48%			0.19%			0.22%
Interest expense as a percentage of average earning assets			1.43%			0.19%			0.21%
Net interest margin (FTE) [3]			3.36%			3.21%			2.94%

(1)
Tax-exempt income for investment securities has been adjusted to a fully tax-equivalent basis (FTE), using a Federal income tax rate of 21%. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP Presentations earlier in this section.
(2)
Interest rate spread is the average yield earned on earning assets less the average rate paid on interest bearing liabilities.
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

Volume and Rate Analysis

2023 compared to 2022

	Change due to:		Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)
Assets:
Securities	$677	$2,623	$3,300
Loans:
Real estate	(483)	10,468	9,985
Commercial	922	616	1,538
Consumer	(501)	800	299
Total loans	(62)	11,884	11,822
Federal funds sold	(1,857)	976	(881)
Other interest bearing deposits	(2,220)	1,254	(966)
Total earning assets	$(3,462)	$16,737	$13,275
Liabilities and Shareholders' equity:
Interest bearing deposits:
Interest checking	$(58)	174	$116
Money market and savings	(657)	8,233	7,576
Time deposits	513	7,447	7,960
Total interest bearing deposits	(202)	15,854	15,652
Short term borrowings	-	1,934	1,934
Federal Funds Purchased	-	138	138
Junior subordinated debt	3	110	113
Total interest bearing liabilities	(199)	18,036	17,837
Change in net interest income	$(3,263)	$(1,299)	$(4,562)

2022 compared to 2021

	Change due to:		Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)
Assets:
Securities	$3,815	$2,191	$6,006
Loans:
Real estate	1,833	875	2,708
Commercial	(2,780)	632	(2,148)
Consumer	(669)	441	(228)
Total loans	(1,616)	1,948	332
Federal funds sold	(13)	962	949
Other interest bearing deposits:	(21)	1,255	1,234
Total earning assets	$2,165	$6,356	$8,521
Liabilities and Shareholders' equity:
Interest bearing deposits:
Interest checking	$36	(67)	$(31)
Money market and savings	130	(80)	50
Time deposits	(53)	(398)	(451)
Total interest bearing deposits	113	(545)	(432)
Short term borrowings	280	-	280
Junior subordinated debt	14	38	52
Total interest bearing liabilities	407	(507)	(100)
Change in net interest income	$1,758	$6,863	$8,621

For 2023, net interest income (FTE) of $49.3 million was recognized, a decrease of $4.6 million over 2022. Net interest income (FTE) for 2022 totaled $53.9 million, a $8.6 million increase over the 2021 total of $45.3 million. Average earning assets decreased $212.1 million or 12.6% in 2023 compared to 2022 and increased $139.7 million or 9.1% in 2022 compared to 2021. The increase in rates in all categories of loans were the primary drivers of the increase in interest income from 2022 to 2023. The increase in the average balance of commercial loans as well as the increases in volume and rate of the securities portfolio from 2022 to 2023 also contributed to the increase in net interest income. The average balance for loans as a percentage of earnings assets for 2023 was 66.8%, compared to 58.3% and 66.1% in 2022 and 2021, respectively.

The 2023 net interest margin (FTE) improved 15 bps to 3.36% from 3.21% in 2022. The 2022 net interest margin (FTE) improved 27 bps from 2.94% in 2021. The tax-equivalent yield on average earning assets for 2023 of 4.79% was 140 bps higher than the 2022 yield of 3.40%. The 2022 tax-equivalent yield on average earning assets was 25 bps higher than the comparable 2021 yield of 3.15%. Loan yields for 2023 were 5.72%, improving 120 bps from the loan yield of 4.52% for 2022. Average loans for 2023 of $980.6 million were $2.3 million higher than the 2022 average of $978.3 million.

The increase in rates paid on deposits in 2023 compared to 2022 negatively impacted net interest income. Interest expense as a percentage of average earning assets increased to 143 bps for 2023, compared to 19 and 21 bps for 2022 and 2021, respectively. Net interest margin will be impacted by future changes in short-term and long-term interest rate levels on deposits, as well as the impact from the competitive environment. A continuing primary driver of the Company’s low cost of funds compared to peers is the Company’s level of non-interest bearing demand deposits and low-cost deposit accounts. Following is a table illustrating the average balances of deposit accounts as a percentage of total deposit account balances.

(Dollars in thousands)	2023		2022		2021
	Average Balance	% of Total Deposits	Average Balance	% of Total Deposits	Average Balance	% of Total Deposits
Non-interest demand deposits	$418,091	30.3%	$526,389	32.0%	$434,989	29.6%
Interest checking accounts	321,154	23.2%	409,504	24.9%	355,419	24.2%
Money market and savings deposit accounts	421,083	30.5%	563,374	34.3%	529,027	35.9%
Total non-interest and low-cost deposit accounts	$1,160,328	84.0%	$1,499,267	91.2%	$1,319,435	89.7%
Time deposits	220,348	16.0%	144,564	8.8%	152,211	10.3%
Total deposit account balances	$1,380,676	100.0%	$1,643,831	100.0%	$1,471,646	100.0%

Provision for Credit Losses

The level of the ACL reflects changes in the size of the portfolio or in any of its components, as well as management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, and economic, political and regulatory conditions. Additional information concerning management’s methodology in determining the adequacy of the ACL is contained later in this section under allowance for credit losses, in addition to Note 1 – Summary of Significant Accounting Policies and Note 5 – Allowance for Credit Losses of the Notes to Consolidated Financial Statements, found in Item 8. Financial Statements and Supplementary Data.

Based on management’s continuing evaluation of the loan portfolio in 2023, the Company recorded a provision for credit losses of $734 thousand, which includes $38 thousand of provision for unfunded commitments, compared to $106 thousand in 2022 and $1.0 million in 2021. The increase in 2023 is primarily the result of the adoption of ASC 326, which increased the ACL by $2.5 million effective January 1, 2023, as well as increase in provision related to organic loan growth. The decrease in 2022 was impacted by the decline in overall loan balances as part of the Company's strategy to further improve asset quality through negotiation of loan paydowns.

The allowance for credit losses as a percentage of total loans was 0.77% at December 31, 2023 compared to 0.59% at December 31, 2022.

The following is a summary of the changes in the allowance for credit losses for the years ended December 31, 2023, 2022, and 2021:

(Dollars in thousands)	2023	2022	2021
Allowance for credit losses, January 1	$5,552	$5,984	$5,455
Impact of ASC 326 adoption	$2,491	$-	$-
Charge-offs	(721)	(1,255)	(835)
Recoveries	377	717	350
Provision for credit losses	696	106	1,014
Allowance for credit losses, December 31	$8,395	$5,552	$5,984

Allowance for credit losses as a percentage of period-end total loans	0.77%	0.59%	0.56%

Noninterest Income

The major components of noninterest income are detailed below. Year-to-year variances are shown for each noninterest income category.

(Dollars in thousands)	For the year ended December 31		Variance
	2023	2022	$	%
Noninterest income:
Trust and estate services fees	$968	$1,538	$(570)	-37.1%
Performance fees	376	265	111	41.9%
Investment management income	632	752	(120)	-16.0%
Advisory and brokerage income	-	770	(770)	-
Deposit account fees	1,593	1,799	(206)	-11.5%
Debit/credit card and ATM fees	2,277	2,794	(517)	-18.5%
Bank owned life insurance income	1,764	963	801	83.2%
Resolution of commercial dispute	-	2,400	(2,400)	-
Gains on sale of assets, net	112	1,043	(931)	-89.3%
Gain on termination of interest rate swap	460	-	460	-
Gain on sale of business line	-	404	(404)	-
Losses on sales of AFS, net	(206)	-	(206)	-
Other	1,125	933	192	20.6%
Total noninterest income	$9,101	$13,661	$(4,560)	-33.4%

Noninterest income of $9.1 million for the year ended December 31, 2023 decreased $4.6 million over the prior year, as a result of the following nonrecurring items in the year ended December 31, 2022:

•
The Company received and recognized a $2.4 million one-time payment to resolve a commercial dispute in the first quarter of 2022;
•
A $1.0 million gain was recognized in connection with the sale of two buildings during the second quarter of 2022, and
•
$770 thousand of advisory and brokerage income was earned in the prior year by Sturman Wealth Advisors, and a $404 thousand gain was recognized in the fourth quarter of 2022 in connection with the sale of this business line.

These decreases were partially offset by an increase in non-interest income from proceeds of bank owned life insurance collected related to the death of a former employee.

Noninterest Expense

The major components of noninterest expense are detailed below. Year-over-year variances are shown for each noninterest expense category.

(Dollars in thousands)	December 31,	December 31,	Variance
	2023	2022	$	%
Noninterest expense:
Salaries and employee benefits	$15,900	$17,260	$(1,360)	-7.9%
Net occupancy	4,017	4,526	(509)	-11.2%
Equipment	762	897	(135)	-15.1%
Bank franchise tax	1,220	1,216	4	0.3%
Computer software	778	1,136	(358)	-31.5%
Data processing	2,799	2,727	72	2.6%
FDIC deposit insurance assessment	710	511	199	38.9%
Marketing, advertising and promotion	1,098	1,224	(126)	-10.3%
Plastics expense	177	394	(217)	-55.1%
Professional fees	674	1,357	(683)	-50.3%
Core deposit intangible amortization	1,493	1,684	(191)	-11.3%
Impairment on assets held for sale	-	242	(242)	-
Other	4,435	5,382	(947)	-17.6%
Total noninterest expense	$34,063	$38,556	$(4,493)	-11.7%

Noninterest expense of $34.1 million for the year ended December 31, 2023 decreased $4.5 million from the prior year, predominantly due to continued efficiencies gained from the Merger in the areas of salaries and employee benefits, occupancy and professional fees. In addition, expenses in salaries and employee benefits and professional fees declined year-over-year from the sale of Sturman Wealth Advisors in the fourth quarter of 2022. At December 31, 2023, the Company had 155 full-time equivalent employees compared to 157 at December 31, 2022.

Core deposit intangible amortization expense is a result of the Merger and amounted to $1.5 million in 2023 and $1.7 million in 2022.

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

For 2023, the Company provided $4.0 million for Federal income taxes, resulting in an effective income tax rate of 17.2%. In 2022, the Company provided $5.1 million for Federal income taxes, resulting in an effective income tax rate of 17.9%. The effective tax rate was lower in 2023 due to the nontaxability of proceeds from bank owned life insurance as a result of the death of a former employee. The effective income tax rates for 2023 and 2022 were lower than the U.S. statutory rate of 21% due to the effect of tax-exempt income from municipal bonds and tax-exempt interest from bank owned life insurance policies.

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

As of December 31, 2023, the Company’s investment portfolio totaled $429.0 million, with obligations of U.S. government corporations and government-sponsored enterprises amounting to $316.5 million, or approximately 74% of the total. The Company’s investment portfolio totaled $543.3 million as of December 31, 2022.

During the year ended December 31, 2023, $49.8 million of securities were sold incurring a pre-tax loss of $206 thousand, as part of a strategic decision to reinvest proceeds into higher yielding assets. During the year ended December 31, 2022, there were no sales of securities. Management proactively manages the mix of earning assets and cost of funds to maximize the earning capacity of the Company.

In accordance with ASC 320, “Investments - Debt and Equity Securities,” the Company has categorized its unrestricted securities portfolio as Available for Sale. Securities classified as AFS may be sold in the future, prior to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. AFS securities are carried at fair value. Net aggregate unrealized gains or losses on these securities are included, net of taxes, as a component of shareholders’ equity. All of the Company’s unrestricted securities were investment grade or better as of December 31, 2023. Management has evaluated whether the decline in fair value is the result of credit losses and has determined that no credit loss provision is required as of December 31, 2023 related to the AFS portfolio. AFS securities included gross unrealized losses of $50.9 million as of December 31, 2023.

(Dollars in thousands)	December 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
U.S. treasury securities	$121,708	29%	$242,470	45%
U.S. government agencies	39,581	9%	28,755	6%
MBS/CMOs	155,144	37%	167,076	31%
Corporate bonds	19,129	5%	18,729	3%
Municipal bonds	85,033	20%	81,156	15%
Total available for sale securities at fair value	$420,595	100%	$538,186	100%

All mortgage-backed securities included in the above tables were issued by U.S. government agencies and corporations. At December 31, 2023, the securities issued by political subdivisions or agencies were highly rated with 100% of the municipal bonds having A+ or higher ratings. Approximately 63% of the municipal bonds are general obligation bonds, and issuers are geographically diverse. The Company held no issues that exceeded 10% of the Company’s shareholders' equity at December 31, 2023.

The Company’s holdings of restricted securities totaled $8.4 million and $5.1 million at December 31, 2023 and December 31, 2022, respectively, and consisted of stock in the Federal Reserve Bank, stock in the FHLB, and stock in CBB Financial Corporation, the holding company for Community Bankers’ Bank, and an investment in an SBA loan fund. The Bank is required to hold stock in the Federal Reserve Bank and the FHLB as a condition of membership with each of these correspondent banks. The amount of stock required to be held by the Bank is periodically assessed by each bank, and the Bank may be subject to purchase or surrender stock held in these banks, as determined by their respective calculations. Stock ownership in the bank holding company for Community Bankers’ Bank provides the Bank with several benefits that are not available to non-shareholder correspondent banks. None of these stock issues are traded on the open market and can only be redeemed by the respective issuer. Restricted stock holdings are recorded at cost.

The table shown below details the amortized cost and fair value of AFS securities at December 31, 2023 based upon contractual maturities, by major investment categories. Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations. The tax-equivalent yield is based upon a federal tax rate of 21%. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP Presentations section earlier in Item 7.

Maturity Distribution and Average Yields

Contractual Maturities of Debt Securities at December 31, 2023

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield (FTE)	% of Debt Securities
U.S. treasury securities
One year or less	$120,789	$120,245	4.31%
After one year to five years	1,499	1,463	2.65%
	$122,288	$121,708	4.29%	25.9%
U.S. government-sponsored agencies:
One year or less	$10,000	$9,981	5.32%
After one to five years	5,752	5,135	1.32%
After five years to ten years	25,379	21,416	1.58%
Ten years or more	4,000	3,049	1.79%
	$45,131	$39,581	2.51%	9.6%
MBS/CMOs
One year or less	$3,612	$3,532	0.68%
After one year to five years	3,199	3,027	2.59%
After five years to ten years	3,061	2,796	1.64%
Ten years or more	170,048	145,789	2.06%
	$179,920	$155,144	2.03%	38.2%
Corporate bonds
One year or less	$1,996	$1,964	2.82%
After one to five years	17,684	17,165	3.42%
	$19,680	$19,129	3.36%	4.2%
Municipal bonds
After one to five years	$3,375	$3,277	2.90%
After five to ten years	21,345	19,859	1.89%
Ten years or more	79,545	61,897	2.32%
	$104,265	$85,033	2.24%	22.1%

Total Debt Securities Available for Sale	$471,284	$420,595	2.89%	100.0%

Weighted average yield is calculated based on the relative amortized cost of the securities. Yields on tax-exempt securities have been computed on a tax-equivalent basis using the federal corporate income tax rate of 21 percent.

As stated, the preceding table reflects the distribution of the contractual maturities of the investment portfolio at December 31, 2023. Management’s investment portfolio strategy is to structure the portfolio so that it is a constant source of liquidity for the balance sheet. In order to achieve greater liquidity in the portfolio, securities that have a monthly flow of principal repayments become a key component. To illustrate the difference between contractual maturity and average life, consider the difference for the fixed rate mortgage-backed securities (MBS) component of this portfolio. At December 31, 2023, the weighted average maturity of the fixed rate MBS sector was 16.5 years, and the projected average life for this group of securities is 7.3 years.

Another indication of the investment portfolio’s liquidity potential is shown by the projected annual principal cash flow from maturities, callable bonds, and monthly principal repayments. For the next three years, the principal cash flows are estimated to be $161.0 million for 2024, $32.4 million for 2025, and $25.0 million for 2026, based upon rates remaining at current levels. This represents approximately 46% of the investment portfolio’s AFS balance at December 31, 2023 that will be available to support the future liquidity needs of the Company. Cash flow projections are subject to change based upon changes to market interest rates.

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

The Company’s loan portfolio totaled $1.1 billion as of December 31, 2023 or 66.4% of total assets. Loan balances increased $156.3 million, or 16.7%, from the balance of $936.4 million as of December 31, 2022. Note that all loan balances are presented net of credit and other fair value discounts, when applicable. The table below shows the composition of the loan portfolio:

(Dollars in thousands)	As of December 31,
	2023	2022
Commercial loans	$152,517	$71,139
Real estate mortgage:
Construction and land	33,682	37,541
1-4 family residential mortgages	317,558	323,185
Commercial	550,867	459,125
Total real estate mortgage	$902,107	$819,851
Consumer	38,041	45,425
Total loans	$1,092,665	$936,415
Less: Allowance for credit losses	(8,395)	(5,552)
Net loans	$1,084,270	$930,863

At December 31, 2023, the loan-to-deposit ratio stood at 77.5%, compared to 63.3% at December 31, 2022.

Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory and real property. The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions.

The Company’s real estate loan portfolio increased by $82.3 million to a balance of $902.1 million at December 31, 2023 from $819.9 million at December 31, 2022. This category comprises 82.6% of all loans, and these loans are secured by mortgages on real property located principally in our market area. Of this amount, approximately $317.6 million represented loans on 1-4 family residential properties. Commercial real estate loans totaled $550.9 million as of December 31, 2023. Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral. The remaining real estate loans were comprised of construction and land development loans which totaled $33.7 million as of December 31, 2023.

The following table details the Company's levels of non-owner occupied commercial real estate as of December 31, 2023, along with the average loan size and % of risk ratings for each category:

Loan Type (dollars in thousands)	Balance	% of Total CRE	Average Loan Size	Special Mention	Sub- standard	Nonaccrual
Hotels	$22,723	8.29%	$3,787	0.00%	0.00%	0.00%
Office Building	66,409	24.22%	$800	0.00%	0.00%	0.00%
Warehouses/Industrial	53,338	19.46%	$2,051	0.00%	1.20%	0.78%
Retail	107,580	39.24%	$1,735	0.04%	0.00%	0.00%
Day Cares / Schools	13,961	5.09%	$1,396	2.65%	0.00%	0.00%
All Other Commercial Buildings	10,142	3.70%	$845	0.00%	0.00%	0.00%
Total Non-Owner Occupied CRE	$274,153

As of December 31, 2023, the Company’s commercial and industrial loan portfolio totaled $152.5 million, a $81.4 million increase from the $71.1 million balance at year-end 2022. This category, representing approximately 14.0% of all loans, includes loans made to individuals and small to medium-sized businesses, as well as loans purchased in the government guaranteed market.

Consumer loans, comprised of student loans purchased, revolving credit, and other fixed payment loans, totaled $38.0 million as of December 31, 2023 or 3.5% of all loans. Consumer loans ended 2023 with balances $7.4 million lower than the prior year-end, primarily due to normal amortization within the student loan portfolio.

The following table presents the maturity/repricing distribution of the Company’s loans at December 31, 2023. The table also presents the portion of loans that have fixed interest rates or variable/floating interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the Wall Street Journal prime rate or U.S. Treasury bond indices.

Maturities and Sensitivities of Loans to Changes in Interest Rates

(Dollars in thousands)	As of December 31, 2023
	One Year or Less	After One to Five Years	After Five to 15 Years	After 15 Years	Total
Fixed Rate:
Commercial loans	$4,763	$17,830	$12,367	$1,257	$36,217
Real estate construction and land	8,369	11,101	2,395	-	21,865
1-4 family residential mortgages	2,473	27,062	76,782	59,959	166,276
Commercial mortgages	11,415	143,442	40,437	-	195,294
Consumer	1,768	13,129	706	121	15,724
Total fixed rate loans	$28,788	$212,564	$132,687	$61,337	$435,376
Variable Rate:
Commercial loans	$69,262	$36,282	$10,756	$-	$116,300
Real estate construction and land	3,568	7,411	838	-	11,817
1-4 family residential mortgages	40,322	109,292	1,668	-	151,282
Commercial mortgages	105,148	218,908	31,517	-	355,573
Consumer	22,317	-	-	-	22,317
Total variable rate loans	$240,617	$371,893	$44,779	$-	$657,289
Total loans	$269,405	$584,457	$177,466	$61,337	$1,092,665

Total loans at December 31, 2023 and 2022 included loans purchased in connection with the Merger. These loans were recorded at estimated fair value on the date of acquisition without the carryover of the related ALLL. The following table presents the outstanding principal balance and the carrying amount of purchased loans as of December 31, 2023:

(Dollars in thousands)	December 31, 2023
	Acquired Loans - Purchased Credit Deteriorated	Acquired Loans - Purchased Performing	Acquired Loans - Total
Outstanding principal balance	$29,206	$267,717	$296,923
Carrying amount:
Commercial	$62	$9,242	$9,304
Real estate construction and land	662	1,727	2,389
1-4 family residential mortgages	10,046	143,323	153,369
Commercial mortgages	12,251	109,500	121,751
Consumer	33	678	711
Total acquired loans	$23,054	$264,470	$287,524

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

At December 31, 2023 and 2022, the Company had loans classified as non-accrual with balances of $1.9 million and $673 thousand, respectively. The non-accrual balance as of December 31, 2023 consists of eight loans to seven borrowers.

Loans 90 days or more past due and still accruing interest amounted to $879 thousand as of December 31, 2023, compared to $705 thousand as of December 31, 2022. The 2023 balance includes two loans totaling $782 thousand which are 100% government-guaranteed, and five student loans totaling $97 thousand.

Allowance for Credit Losses

The relationship of the ACL to total loans and nonaccrual loans appears below:

(Dollars in thousands)	2023	2022
Total loans	$1,092,665	$936,415
Nonaccrual loans	$1,852	$673
Allowance for credit losses	$8,395	$5,552
Nonaccrual loans to total loans	0.17%	0.07%
ACL to total loans	0.77%	0.59%
ACL to nonaccrual loans	453.29%	824.96%

See Note 4 – Loans and Note 5 – Allowance for Credit Losses in the accompanying Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data for further details regarding the Company’s loan asset quality measurements.

Activity for the allowance for credit losses is provided in the following table:

As of and for the year ended December 31, 2023
(Dollars in thousands)	Commercial Loans	Real Estate Construction and Land	1-4 Family Residential Mortgages	Real Estate Mortgages	Consumer Loans	Total
Allowance for Credit Losses:
Balance as of beginning of year	$194	$221	$1,618	$2,820	$699	$5,552
Impact of ASC 326 adoption	(11)	440	14	1,577	471	2,491
Charge-offs	-	-	-	-	(721)	(721)
Recoveries	168	-	10	42	157	377
Provision for (recovery of) credit losses	(158)	(199)	(150)	822	381	696
Balance at end of year	$193	$462	$1,492	$5,261	$987	$8,395

Average loans	$100,122	$35,767	$317,355	$486,204	$41,140	$980,588
Net charge-offs (recoveries) to average loans	-0.17%	0.00%	0.00%	-0.01%	1.37%	0.04%

As of and for the year ended December 31, 2022
(Dollars in thousands)	Commercial Loans	Real Estate Construction and Land	1-4 Family Residential Mortgages	Real Estate Mortgages	Consumer Loans	Total
Allowance for Loan Losses:
Balance as of beginning of year	$252	$399	$1,207	$3,271	$855	$5,984
Charge-offs	(600)	-	-	-	(654)	(1,254)
Recoveries	519	9	7	4	178	717
Provision for (recovery of) loan losses	23	(187)	404	(455)	320	105
Balance at end of year	$194	$221	$1,618	$2,820	$699	$5,552

Average loans	$81,410	$59,564	$335,169	$452,505	$49,619	$978,267
Net charge-offs (recoveries) to average loans	0.10%	-0.02%	0.00%	0.00%	0.96%	0.05%

As of December 31, 2023, the ACL was $8.4 million, an increase of $2.8 million from $5.6 million at December 31, 2022, due to the adoption of CECL and increased balances in the loan portfolio. Management’s estimates for the ACL resulted in the Company’s allowance to total loans outstanding ratio of 0.77% at December 31, 2023, compared to 0.59% at December 31, 2022.

During 2023, there were $721 thousand in loan balances charged off, with a total of $377 thousand in recoveries of previously charged-off balances, resulting in net charge-offs of $344 thousand. During 2022, there were $1.3 million in loan balances charged off, with a total of $717 thousand in recoveries of previously charged-off balances, resulting in net charge-offs of $538 thousand. The ratio of net charge-offs to average loans was 0.04% and 0.05% for 2023 and 2022, respectively.

The table below provides an allocation of year-end allowance for credit losses by loan type; however, allocation of a portion of the allowance to one loan category does not preclude its availability to absorb losses in other categories.

Allocation of the Allowance for Credit Losses

	December 31, 2023
(Dollars in thousands)	Allowance	Percentage of loans in each category to total loans
Commercial loans	$193	13.95%
Real estate construction and land	462	3.08%
1-4 family residential mortgages	1,492	29.07%
Real estate mortgages	5,261	50.42%
Consumer	987	3.48%
Total	$8,395	100.00%

	December 31, 2022
(Dollars in thousands)	Allowance	Percentage of loans in each category to total loans
Commercial loans	$194	7.60%
Real estate construction and land	221	4.01%
1-4 family residential mortgages	1,618	34.51%
Real estate mortgages	2,820	49.03%
Consumer	699	4.85%
Total	$5,552	100.00%

Deposits

Depository accounts represent the Company’s primary source of funding and are comprised of demand deposits, interest bearing checking accounts, money market deposit accounts and time deposits. These deposits have been provided predominantly by individuals, businesses and charitable organizations in the Charlottesville/Albemarle County, Fauquier County, Manassas, Prince William County, Richmond and Winchester market areas.

Depository accounts held by the Company as of December 31, 2023, totaled $1.4 billion, a decrease of $69.2 million or 4.68% compared to the December 31, 2022 total of $1.5 billion.

At December 31, 2023, the balances of non-interest bearing demand deposits were $372.9 million or 26.5% of total deposits, a 24.8% decrease from $495.6 million at December 31, 2022. interest bearing transaction and money market accounts totaled $717.7 million at December 31, 2023, a decrease of $149.9 million compared to $0.9 billion at December 31, 2022. The Company offers ICS®, which allows customers access to multi-million-dollar FDIC insurance on funds placed into demand deposit and/or money market deposit accounts. As of December 31, 2023, the reciprocal ICS® balances included in demand deposit and money market accounts were $44.2 million and $107.3 million, respectively. The Company’s low-cost deposit accounts, which include both non-interest and interest bearing checking accounts as well as money market accounts, represented 77.4% of total deposit account balances at December 31, 2023 compared to 92.2% of total deposit account balances at December 31, 2022, declining due to the rising rate environment and customers' desires to earn higher rates of interest. Management intentionally delayed deposit rate increases in the first half of 2023 in order to lessen the impact of the Company's cost of funds.

Certificates of deposit and other time deposit balances increased $203.5 million to $318.6 million at December 31, 2023 from the balance of $115.1 million at December 31, 2022. Included in this deposit total were reciprocal relationships under CDARS™, whereby depositors can obtain FDIC insurance on deposits up to $50 million. These reciprocal CDARS™ deposits totaled $5.5 million and $4.0 million at December 31, 2023 and 2022, respectively.

Average Balances and Rates Paid
(Dollars in thousands)	Years Ended December 31
	2023		2022
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Non-interest bearing demand deposits	$418,091		$526,389
Interest bearing deposits:
Interest checking	321,154	0.11%	409,504	0.06%
Money market and savings deposits	421,083	2.30%	563,374	0.37%
Time deposits	220,348	3.91%	144,564	0.45%
Total interest bearing deposits	$962,585	1.94%	$1,117,442	0.27%
Total deposits	$1,380,676		$1,643,831

As of December 31, 2023 and 2022, the estimated amounts of total uninsured deposits were $360.0 million and $459.4 million, respectively.

Maturities of time deposits in excess of FDIC insurance limits as of December 31, 2023 were as follows:

(Dollars in thousands)
	Amount	Percentage
Three months or less	$44,338	41.6%
Over three months to six months	20,033	18.8%
Over six months to one year	33,497	31.4%
Over one year	8,755	8.2%
Totals	$106,623	100.0%

Borrowings

Borrowings, consisting primarily of FHLB advances and federal funds purchased, are additional sources of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company's ability to earn a favorable spread on the funds obtained.

The Company has a collateral dependent line of credit with the FHLB. As of December 31, 2023, the Company had $66.5 million in outstanding advances from the FHLB, compared to no outstanding borrowings as of December 31, 2022.

As of December 31, 2022, the Company had an off-balance sheet letter of credit in the amount of $30.0 million, issued in favor of the Commonwealth of Virginia Department of the Treasury to secure public fund depository accounts. This letter of credit was cancelled by the Company in 2023 and was previously secured by commercial mortgages.

Additional borrowing arrangements maintained by the Bank include formal federal funds lines with five correspondent banks. The Company had $3.5 million in federal funds purchased as of December 31, 2023 compared to no outstanding balances in federal funds purchased as of December 31, 2022 or 2021.

Borrowings, excluding federal funds purchased, consist of the following as of December 31, 2023, 2022, and 2021:

(Dollars in thousands)	2023	2022	2021
FHLB advances	$66,500	$-	$-
Total borrowings	$66,500	$-	$-
Maximum amount at any month-end during the year	$66,500	$-	$42,575
Annual average balance outstanding	$37,286	$-	$23,700
Annual average interest rate paid	5.19%	0.00%	0.82%
Annual average interest rate, including impact of fair value mark	4.87%	0.00%	-1.18%
Annual interest rate at end of period	-	-	0.00%

Details on available borrowing lines can be found later under Liquidity in the Asset/Liability Management section.

Junior Subordinated Debt

In 2006, a subsidiary of Fauquier, Fauquier Statutory Trust II, privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Fauquier’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. As of December 31, 2023, total capital securities were $3.5 million, as adjusted to fair value as of the date of the Merger. The interest rate on the capital security resets every three months at 1.70% above the then current three-month LIBOR and is paid quarterly. Management is in communication with the issuer regarding the alternative reference rate that will apply after the discontinuance of LIBOR.

The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

ASSET/LIABILITY MANAGEMENT

The Company’s primary earnings source is its net interest income; therefore, the Company devotes significant time and resources to assist in the management of interest rate risk and asset quality. The Company’s net interest income is affected by changes in market interest rates and by the level and composition of interest-earning assets and interest bearing liabilities. The Company’s objectives in its asset/liability management are to utilize its capital effectively, to provide adequate liquidity and to enhance net interest income, without taking undue risks or subjecting the Company unduly to interest rate fluctuations. The Company takes a coordinated approach to the management of its liquidity, capital and interest rate risk. This risk management process is governed by policies and limits established by the Bank’s Asset/Liability Committee, which are reviewed and approved by the Bank’s Board of Directors. This committee, which is comprised of directors and members of management, meets to review, among other things, economic conditions, interest rates, yield curves, cash flow projections, expected customer actions, liquidity levels, capital ratios and repricing characteristics of assets, liabilities and financial instruments.

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

A traditional gap analysis is prepared based on the maturity and repricing characteristics of interest-earning assets and interest bearing liabilities for selected time bands. The mismatch between repricings or maturities within a time band is commonly referred to as the “gap” for that period. A positive gap (asset sensitive) where interest rate sensitive assets exceed interest rate sensitive liabilities generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite result on the net interest margin. The Company’s balance sheet structure is primarily short-term in nature with a substantial portion of rate-sensitive assets and rate-sensitive liabilities repricing or maturing within one year, as shown in the Gap Interest Sensitivity Analysis table below.

Gap Interest Sensitivity Analysis

As of December 31, 2023

	Within	90 to 365	One to Four	Over	Non Rate
	90 Days	Days	Years	Four Years	Sensitive	Total
Assets
Loans	$233,187	$160,905	$513,639	$189,842	$(4,908)	$1,092,665
Investment securities	110,852	76,682	105,505	186,567	(50,626)	428,980
Federal funds sold	-	-	-	-	-	-
Interest bearing deposits in other banks	10,316	-	-	-	-	10,316
Non-interest-earning assets and allowance for loan losses	-	-	-	-	114,056	114,056
Total assets	$354,355	$237,587	$619,144	$376,409	$58,522	$1,646,017
Liabilities and Shareholders' Equity
Interest checking	$7,639	$22,916	$91,661	$183,325	$-	$305,541
Money market and savings deposits	13,274	39,821	159,286	199,738	-	412,119
Time deposits	124,802	158,625	34,514	640	-	318,581
Federal funds purchased	3,462	-	-	-	-	3,462
Borrowings	-	26,500	20,000	20,000	-	66,500
Junior subordinated debt		3,459				3,459
Non-interest bearing liabilities and shareholders' equity	-	-	-	-	536,355	536,355
Total liabilities and shareholders' equity	$149,177	$251,321	$305,461	$403,703	$536,355	$1,646,017
Period gap	$205,178	$(13,734)	$313,683	$(27,294)	N/A	$477,833
Cumulative gap	$205,178	$191,444	$505,127	$477,833	N/A	$477,833
Ratio of cumulative gap to cumulative earning assets	57.90%	32.34%	41.71%	30.10%

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

(Dollars in thousands)	Change in Net Interest Income
Change in Yield Curve	Percentage	Amount
+400 bps	27.34%	$25,452
+300 bps	19.93%	18,558
+200 bps	12.91%	12,016
+100 bps	5.95%	5,542
Base case	0.00%	-
-100 bps	-2.25%	(2,096)
-200 bps	-5.04%	(4,694)
-300 bps	-8.16%	(7,597)
-400 bps	-8.90%	(8,284)

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

The shape of the yield curve can cause downward pressure on net interest income. In general, if and to the extent that the yield curve is flatter (i.e., the differences between interest rates for different maturities are relatively smaller) than previously anticipated, then the yield on the Company’s interest earning assets and its cash flows will tend to be lower. Management believes that an inverted or relatively flat yield curve could adversely the Company’s net interest income in 2024.

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

Borrowing Lines

As of December 31, 2023

Correspondent Banks	$119,000
Federal Home Loan Bank of Atlanta	70,446
Total Available	$189,446

As of December 31, 2023, the Company had $66.5 million in outstanding advances with the FHLB.

Any excess funds are sold on a daily basis in the federal funds market or maintained on account at the Federal Reserve. The Company maintained an average of $3.8 million outstanding in federal funds sold, an average of $15.5 million at the Federal Reserve during 2023. On the liability side of the balance sheet, the Company maintained an average of $37.3 million in FHLB advances and $2.6 million in federal funds purchased during 2023. On December 31, 2023 the Company had a $3.5 million balance outstanding in federal funds purchased. The Company intends to maintain sufficient liquidity at all times to meet its funding commitments.

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

The Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios of the Bank were 17.29%, 17.29%, 18.12% and 11.05%, respectively, as of December 31, 2023, exceeding the minimum requirements.

With respect to the Bank, to be “well capitalized” under the PCA regulations, a bank must have the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%. The Bank exceeds the thresholds to be considered well capitalized as of December 31, 2023.

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

The Basel III capital regulations and CBLR framework are discussed in greater detail under the caption “Supervision and Regulation,” found earlier in this report under “Item 1. Business.” In addition, information regarding the Company’s risk-based capital at December 31, 2023 and December 31, 2022 is presented in Note 15 – Capital Requirements of the Notes to Consolidated Financial Statements, contained in Item 8. Financial Statements and Supplementary Data. Using the most recent capital requirements, the Bank’s capital ratios remain above the levels designated by bank regulators as "well capitalized" at December 31, 2023.

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

Related Party Transactions

The Company and its subsidiaries have business dealings with companies owned by directors and beneficial shareholders of the Company. In 2023 and 2022, leasing/rental expenditures of $543 thousand and $528 thousand respectively, (including reimbursements for taxes, insurance, and other expenses) were paid to an entity indirectly owned by a director of the Company.

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

Following is a schedule of future minimum rental payments under non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2023:

(Dollars in thousands)	1 year or less	1-3 years	3-5 years	After 5 years	Total
Operating lease obligations	$1,520	$2,532	$1,877	$913	$6,842

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting company.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Virginia National Bankshares Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Virginia National Bankshares Corporation and Subsidiaries (the Corporation) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Notes 2, 4 and 5 to the financial statements, the Corporation changed its method of accounting for credit losses in 2023 due to the adoption of Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, including all related amendments.

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

Allowance for Credit Losses (ACL) – Loans Collectively Evaluated for Credit Losses

Description of the Matter

As discussed in Note 1 (Summary of Significant Accounting Policies), Note 2 (Adoption of New Accounting Standards) and Note 5 (Allowance for Credit Losses) to the financial statements, the Corporation changed its method of accounting for credit losses on January 1, 2023, due to the adoption of Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as amended. The allowance for credit losses on loans is a valuation allowance that represents management’s best estimate of expected credit losses on loans measured at amortized cost considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms. Loans which share common risk characteristics are pooled and collectively evaluated by the Corporation using historical data, as well as assessments of current conditions and reasonable and supportable forecasts of future conditions. The Corporation’s total ACL for loans was $8.4 million, of which all but $4 thousand was for loans collectively evaluated. The collectively evaluated ACL consists of quantitative and qualitative components.

Loans are segmented into pools based upon similar characteristics and risk profiles and based on the degree of correlation of how loans within each pool respond to various economic conditions. To determine the quantitative component of the ACL, the Corporation uses the discounted cash flow method to estimate expected credit losses for the identified loan pools other than student and Minute Lender loans, which use the remaining life method. The discounted cash flow method estimates the difference between the amortized cost of the loans and present value of expected cash flows. The remaining life method applied to the student and Minute Lender loans, determines a quantitative ACL by utilizing historical information to determine a quarterly expected loss rate and applying it to an expected remaining balance for each period to determine the expected loss for the segment.

In addition to the quantitative component, the collectively evaluated ACL also includes a qualitative component which aggregates management’s assessment of available information relevant to assessing collectability that is not captured in the quantitative loss estimation process. The qualitative factors considered by management include changes in lending policies and procedures; nature and volume of the portfolio; experience, depth and ability of lending personnel; trends in credit quality; quality of the loan review system; value of underlying collateral; volume and concentrations of credit; and the effects of other external factors. A qualitative factor for reasonable and supportable forecasts of economic conditions is also determined for those segments utilizing the remaining life method as it is not already incorporated into the quantitative component. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Management exercised significant judgment when assessing the qualitative factors in estimating the ACL for collectively evaluated loans. We identified the measurement of the ACL for collectively evaluated loans as a critical audit matter as auditing this estimate involved especially complex and subjective auditor judgment in evaluating and testing management’s assertions over an inherently complex estimation process that requires significant management judgment.

The primary audit procedures we performed to address this critical audit matter included:

•
Obtaining an understanding of the Corporation’s ACL methodology, internal controls, and management review controls related to collectively evaluated loans, including the process of:
•
The continued usage of the discounted cashflow method as the primary expected loss model, including assessment and reasonableness of loan pools, model validation, monitoring, and the completeness and accuracy of key data inputs and assumptions.
•
Qualitative factors, including sources of reasonable and supportable economic forecasts and other key inputs.
•
Governance and management review processes.

•
Substantively testing management’s process for measuring the ACL related to collectively evaluated loans including:
•
Evaluating conceptual soundness, assumptions, and key data inputs of the Corporation’s discounted cashflow methodology, including the identification of loan pools, the probability of default and loss given default rate inputs, and the prepayment/curtailment rate inputs for each pool.
•
Evaluating the methodology and testing the accuracy of incorporating reasonable and supportable forecasts in the ACL for collectively evaluated loans.
•
Evaluating the completeness and accuracy of data inputs used as a basis for the qualitative factors.
•
Evaluating the qualitative factors for directional consistency in comparison to prior periods and for reasonableness in comparison to underlying supporting data.
•
Testing the mathematical accuracy of the ACL for collectively evaluated loans including both the discounted cashflow and qualitative factor components of the calculations.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Corporation’s auditor since 1998.

Richmond, Virginia

March 28, 2024

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$18,074	$20,993
Interest bearing deposits in other banks	10,316	19,098
Federal funds sold	-	45
Securities:
Available for sale, at fair value	420,595	538,186
Restricted securities, at cost	8,385	5,137
Total securities	428,980	543,323
Loans	1,092,665	936,415
Allowance for credit losses	(8,395)	(5,552)
Loans, net	$1,084,270	$930,863
Premises and equipment, net	16,195	17,808
Assets held for sale	-	965
Bank owned life insurance	38,904	38,552
Goodwill	7,768	7,768
Core deposit intangible, net	5,093	6,586
Right of use asset, net	6,748	6,536
Deferred tax asset, net	15,382	17,315
Accrued interest receivable and other assets	14,287	13,507
Total assets	$1,646,017	$1,623,359
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest bearing	$372,857	$495,649
Interest bearing	305,541	399,983
Money market and savings deposit accounts	412,119	467,600
Certificates of deposit and other time deposits	318,581	115,106
Total deposits	1,409,098	1,478,338
Federal funds purchased	3,462	-
Borrowings	66,500	-
Junior subordinated debt	3,459	3,413
Lease liability	6,504	6,173
Accrued interest payable and other liabilities	3,954	2,019
Total liabilities	1,492,977	1,489,943
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, $2.50 par value	-	-
Common stock, $2.50 par value	13,258	13,214
Capital surplus	106,045	105,344
Retained earnings	73,781	63,482
Accumulated other comprehensive (loss)	(40,044)	(48,624)
Total shareholders' equity	153,040	133,416
Total liabilities and shareholders' equity	$1,646,017	$1,623,359
Common shares outstanding	5,365,982	5,337,271
Common shares authorized	10,000,000	10,000,000
Preferred shares outstanding	-	-
Preferred shares authorized	2,000,000	2,000,000

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	For the years ended December 31,
	2023	2022
Interest and dividend income:
Loans, including fees	$56,053	$44,231
Federal funds sold	207	1,088
Other interest bearing deposits	501	1,467
Investment securities:
Taxable	11,554	8,416
Tax exempt	1,308	1,249
Dividends	367	280
Total interest and dividend income	69,990	56,731
Interest and dividend income:
Demand deposits	346	230
Money market and savings deposits	9,673	2,097
Certificates and other time deposits	8,617	657
Borrowings	1,934	200
Federal funds purchased	138	-
Junior subordinated debt	313	-
Total interest expense	21,021	3,184
Net interest income	48,969	53,547
Provision for credit losses	734	106
Net interest income after provision for credit losses	48,235	53,441

Noninterest income:
Wealth management fees	1,976	2,440
Advisory and brokerage income	-	770
Deposit account fees	1,593	1,799
Debit/credit card and ATM fees	2,268	2,794
Bank owned life insurance income	1,764	963
Resolution of commercial dispute	-	2,400
Gains on sale of assets, net	112	1,043
Gain on termination of interest swap	460	-
Gain on sale of business line	-	404
Losses on sales of AFS, net	(206)	-
Other	1,134	1,048
Total noninterest income	9,101	13,661

Noninterest expense:
Salaries and employee benefits	15,900	17,260
Net occupancy	4,017	4,526
Equipment	762	897
Bank franchise tax	1,220	1,216
Computer software	778	1,136
Data processing	2,799	2,727
FDIC deposit insurance assessment	710	511
Marketing, advertising and promotion	1,098	1,224
Plastics expense	177	394
Professional fees	674	1,357
Core deposit intangible amortization	1,493	1,684
Impairment on assets held for sale	-	242
Other	4,435	5,382
Total noninterest expense	34,063	38,556

Income before income taxes	23,273	28,546
Provision for income taxes	4,010	5,108
Net income	$19,263	$23,438
Net income per common share, basic	$3.60	$4.40
Net income per common share, diluted	$3.58	$4.38

See Notes to the Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	For the years ended December 31,
	2023	2022
Net income	$19,263	$23,438
Other comprehensive income (loss):
Unrealized gains (losses) on securities, net of tax (benefit) of $2,344 and ($12,465) for the years ended December 31, 2023 and 2022	8,817	(46,876)
Unrealized gains (losses) on interest rate swaps, net of tax (benefit) of ($9) and $146 for the years ended December 31, 2023 and 2022	(37)	549
Reclassification adjustment for realized gain on termination of interest rate swap, net of tax benefit of ($97) for the year ended December 31, 2023	(363)	-
Reclassification adjustment for realized losses on securities, net of tax of $43 and $0 for the years ended December 31, 2023 and 2022	163	-
Reclassification of unrealized loss on swap	-	(86)
Total other comprehensive income (loss)	8,580	(46,413)
Total comprehensive income (loss)	$27,843	$(22,975)

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2021	$13,178	$104,584	$46,436	$(2,211)	$161,987
Exercise of stock options	2	21	-	-	23
Stock option expense	-	167	-	-	167
Restricted stock grant expense	-	520	-	-	520
Vested stock grants	34	(34)	-	-	-
Cash dividends declared ($1.20 per share)	-	-	(6,392)	-	(6,392)
Net income	-	-	23,438	-	23,438
Other comprehensive loss	-	86	-	(46,413)	(46,327)
Balance, December 31, 2022	$13,214	$105,344	$63,482	$(48,624)	$133,416
Exercise of stock options	3	15	-	-	18
Stock option expense	-	142	-	-	142
Restricted stock grant expense	-	585	-	-	585
Vested stock grants	41	(41)	-	-	-
Cash dividends declared ($1.32 per share)	-	-	(7,074)	-	(7,074)
Impact of adoption of CECL			(1,890)		(1,890)
Net income	-	-	19,263	-	19,263
Other comprehensive income	-	-	-	8,580	8,580
Balance, December 31, 2023	$13,258	$106,045	$73,781	$(40,044)	$153,040

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the years ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,263	$23,438
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	734	106
Net accretion of certain acquisition-related adjustments	(6,191)	(2,340)
Amortization of intangible assets	1,493	1,746
Net amortization and (accretion) of securities	(2,444)	(364)
Net losses on sale of AFS	206	-
Net gains on sales of other assets	(112)	(1,084)
Bank owned life insurance income	(1,764)	(963)
Depreciation and other amortization	3,276	3,339
Gain on sale of business line	-	(404)
Decrease in goodwill and other intangibles resulting from sale of business line	-	584
Impairment charge on assets held for sale	-	242
Deferred tax (benefit)	(473)	(138)
Stock option expense	142	167
Stock grant expense	585	520
Net change in:
Accrued interest receivable and other assets	52	(828)
Accrued interest payable and other liabilities	(863)	(1,336)
Net cash provided by operating activities	13,904	22,685

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(83,164)	(316,350)
Net increase in restricted investments	(3,248)	(188)
Proceeds from maturities, calls and principal payments of available for sale securities	214,394	22,723
Net (increase) decrease in loans	(150,348)	126,598
Proceeds from sale of premises and equipment	2,358	6,311
Proceeds from sale of other real estate owned	-	610
Proceeds from settlement of bank owned life insurance	1,412	-
Purchase of bank owned life insurance	-	(6,355)
Purchase of bank premises and equipment, net	(1,171)	(546)
Net cash (used in) provided by investing activities	(19,767)	(167,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) in demand deposits, NOW accounts, and money market accounts	(272,715)	(270,892)
Net increase (decrease) in certificates of deposit and other time deposits	203,466	(46,931)
Net increase in Federal funds purchased	3,462	-
Net increase in other borrowings	66,500	-
Proceeds from termination of interest swap	460	-
Proceeds from stock options exercised	18	23
Cash dividends paid	(7,074)	(6,392)
Net cash (used in) provided by financing activities	(5,883)	(324,192)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	$(11,746)	$(468,704)

CASH AND CASH EQUIVALENTS:
Beginning of period	$40,136	$508,840
End of period	$28,390	$40,136

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$19,214	$3,202
Taxes	$3,809	$4,450

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized gains (losses) on available for sale securities	$11,367	$(59,347)
Unrealized gains on interest rate swaps	-	695
Change in goodwill	-	(372)

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

The Bank offers a full range of banking and related financial services to meet the needs of individuals, businesses and charitable organizations, including the fiduciary services of VNB Trust and Estate Services. Until the sale of the business line on December 19, 2022, the Bank also offered, through networking agreements with third parties, investment advisory and other investment services under Sturman Wealth Advisors. Refer to Note 27 - Sale of Sturman Wealth Advisors for more information regarding the sale of such business line. Investment management services are offered through Masonry Capital Management, LLC, a registered investment adviser and wholly-owned subsidiary of the Company.

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

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses (including individually evaluated loans), acquisition accounting, intangible assets, income taxes, and fair value measurements.

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

Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes an AFS security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2023, there was no ACL related to the AFS securities portfolio.

Restricted securities – As members of the FRB and the FHLB, the Company is required to maintain certain minimum investments in the common stock of the FRB and FHLB. Required levels of investments are based upon the Bank’s capital and a percentage of qualifying assets. Additionally, the Company has purchased common stock in CBBFC, the holding company for Community Bankers’ Bank and an investment in an SBA loan fund. These restricted securities are carried at cost.

Loans – Loans are reported at the principal balance outstanding net of unearned discounts and of the allowance for credit losses. Interest income on loans is reported on the level-yield method and includes amortization of deferred loan fees and costs over the loan term.

Loans acquired in a business combination are recorded at estimated fair value on the date of acquisition. In the case of loans that have experienced more than insignificant deterioration in credit quality since origination as of the acquisition date, the loan’s amortized cost basis is increased above estimated fair value by the amount of expected credit losses as of the acquisition date, and a corresponding ACL is also

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recorded. Any remaining non-credit discount or premium for such purchased loans with credit deterioration (or PCD loans) and any fair value discount or premium for non-PCD loans is accreted or amortized as an adjustment to yield over the estimated lives of the loans using the level-yield method. There is no allowance for credit losses established for non-PCD loans as part of a business combination.

Further information regarding the Company’s accounting policies related to past due loans, non-accrual loans and impaired loans is presented in Note 4 - Loans.

Allowance for credit losses – The allowance for credit losses on loans is established through charges to earnings in the form of a provision for credit losses. Loan losses are charged against the ACL for the difference between the carrying value of the loan and the estimated net realizable value or fair value of the collateral, if collateral dependent, when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the ACL.

The ACL represents management’s current estimate of expected credit losses over the contractual term of loans held for investment, and is recorded at an amount that, in management’s judgment, reduces the recorded investment in loans to the net amount expected to be collected. No ACL is recorded on accrued interest receivable and amounts written-off are reversed by an adjustment to interest income. Management’s judgment in determining the level of the ACL is based on evaluations of historical loan losses, current conditions and reasonable and supportable forecasts relevant to the collectability of loans. Loans that share common risk characteristics are evaluated collectively using a discounted cash flow approach for all loans except for student loans and Minute Lender loans, which are evaluated using a remaining life methodology. The discounted cash flow approach used by the Company utilizes loan-level cash flow projections and pool-level assumptions. Further information regarding the Company’s policies and methodology used to estimate the ACL is presented in Note 5 – Allowance for Credit Losses.

Management’s estimate of the ACL on loans that are collectively evaluated also includes a qualitative assessment of available information relevant to assessing collectability that is not captured in the loss estimation process. Factors considered by management are detailed in Note 2 - Adoption of New Accounting Standards. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Leases – The Company recognizes a lease liability and a right-of-use asset in connection with leases in which it is a lessee, except for leases with a term of twelve months or less. A lease liability represents the Company’s obligation to make future payments under lease contracts, and a right-of-use asset represents the Company’s right to control the use of the underlying property during the lease term. Lease liabilities and right-of-use assets are recognized upon commencement of a lease and measured as the present value of lease payments over the lease term, discounted at the incremental borrowing rate of the lessee. Further information regarding leases is presented in Note 7 – Leases.

Intangible assets – Goodwill is determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other Real Estate Owned – Assets acquired through or in lieu of loan foreclosures are held for sale and are initially recorded at fair value less selling costs at the date of foreclosure, establishing a new cost basis. When the carrying amount exceeds the acquisition date fair value less selling costs, the excess is charged off against the ACL. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell, and any valuation adjustments occurring from post-acquisition reviews are charged to expense as incurred. Revenue and expenses from operations and changes in the valuation allowance are included in other expenses on the Company’s Consolidated Statements of Income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method. Additional information on net income per share is presented in Note 20 – Net Income per Share.

Comprehensive income – Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on AFS securities and interest rate swaps, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss). Further information on the Company’s other comprehensive income (loss) is presented in the Consolidated Statements of Comprehensive Income (Loss).

Derivative Financial Instruments – The Company recognizes derivative financial instruments in the consolidated balance sheets at fair value. The fair value of a derivative is determined by quoted market prices and mathematical models using current and historical data. If certain hedging criteria are met, including testing for hedge effectiveness, special hedge accounting may be applied. The Company assesses each hedge, both at inception and on an ongoing basis, to determine whether the derivative used in a hedging transaction is effective in offsetting changes in the fair value or cash flows of the hedged item and whether the derivative is expected to remain effective during subsequent periods. The Company discontinues hedge accounting when (i) it determines that a derivative is no longer effective in offsetting changes in fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated or exercised; (iii) probability exists that the forecasted transaction will no longer occur or; (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate. When hedge accounting is discontinued and a derivative remains outstanding, the Company recognizes the derivative in the balance sheet at its fair value and changes in the fair value are recognized in net income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the statements of income. For the years ended December 31, 2023 and 2022, there were no such interest or penalties recognized. Further information on the Company’s accounting policies for income taxes is presented in Note 11 – Income Taxes.

Securities and other property held in a fiduciary capacity – Securities and other property held by VNB Trust and Estate Services or Masonry Capital in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements.

Revenue Recognition – ASU 2014-09, “Revenue from Contracts with Customers”, and all subsequent amendments to the ASU (collectively “Topic 606”), (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as OREO. The majority of the Company’s revenue is from interest income, including loans and securities, which are outside the scope of the standard. The services that fall within the scope of the standard are presented within noninterest income on the consolidated statement of income and are recognized as revenue as the Company satisfies its obligations to the customer. The revenue that falls within the scope of Topic 606 is primarily related to service charges on deposit accounts, debit/credit card and ATM fees, asset management fees and sales of other real estate owned, when applicable.

Reclassifications – Certain reclassifications have been made to the prior year financial statements to conform to current year presentation. The results of the reclassifications are not considered material.

Recent Accounting Pronouncements

Improvements to Income Tax Disclosures – In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

Segment Reporting – In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM), an amount for other segment items by reportable segment and a description of its composition, all annual disclosures required by FASB ASU Topic 280 in interim periods as well, and the title and position of the CODM and how the CODM uses the reported measures. Additionally, this ASU requires that at least one of the reported segment profit and loss measures should be the measure that is most consistent with the measurement principles used in an entity’s consolidated financial statements. Lastly, this ASU requires public business entities with a single reportable segment to provide all disclosures required by these amendments in this ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively. The Company does not expect the adoption of ASU 2023-07 to have a material impact on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LIBOR and Other Reference Rates – In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”. ASU 2022-06 extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within Topic 848 based on expectations of when the LIBOR would cease being published. In 2021, the UK Financial Conduct Authority (FCA) delayed the intended cessation date of certain tenors of USD LIBOR to June 30, 2023.

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

Note 2 - Adoption of New Accounting Standards

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

The Company adopted ASC 326 and all related subsequent amendments thereto effective January 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. The transition adjustment of the adoption included an increase in the ACL on loans of $2.5 million, which is presented as a reduction to net loans outstanding, and an increase in the ACL for unfunded loan commitments of $253 thousand, which is recorded within Accrued interest payable and other liabilities on the consolidated balance sheets. The Company recorded a net decrease to opening retained earnings as of January 1, 2023 of $1.9 million, for the cumulative effect of adopting ASC 326, which reflects the transition adjustments noted above, net of the applicable deferred tax assets recorded. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable accounting standards ("Incurred Loss"). Subsequent to adoption, the Company will record adjustments to its ACL and reserve for unfunded commitments through the provision for credit losses in the consolidated statements of income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table illustrates the impact of adopting ASC 326:

	December 31, 2022	January 1, 2023	January 1, 2023
(Dollars in thousands)	As Previously Reported (Incurred Loss)	Impact of ASC 326	As Reported Under ASC 326
Assets:
Loans, gross	$936,415	$355	$936,770

Allowance for credit losses:
Commercial	194	(11)	183
Real estate construction and land	221	440	661
1-4 family residential mortgages	1,618	14	1,632
Commercial mortgages	2,820	1,577	4,397
Consumer	699	471	1,170
Allowance for credit losses	$5,552	$2,491	$8,043

Loans, net	$930,863	$(2,136)	$928,727

Net deferred tax asset	$17,315	$499	$17,814

Liabilities:
Reserve for credit losses on unfunded commitments	60	253	313

Total equity	$133,416	$(1,890)	$131,526

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

Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes an AFS security is confirmed to be uncollectible or when either

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the criteria regarding intent or requirement to sell is met. At December 31, 2023, there was no ACL related to the AFS securities portfolio.

Loans - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $4.3 million at December 31, 2023 and was reported in Accrued interest receivable and other assets on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.
Commercial real estate, owner occupied (Commercial mortgage)
6.
Home equity and junior liens (1-4 family residential mortgage)
7.
Multifamily (Commercial mortgage)
8.
Residential first lien (1-4 family residential mortgage)

Remaining life methodology:

9.
Minute lender (Consumer/Commercial)
10.
Student loans (Consumer)

Additionally, the ACL calculation includes adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience. These qualitative adjustments may increase reserve levels and include: adjustments for changes in lending policies and procedures and underwriting practices; changes in national, regional and local economic conditions; changes in the nature and volume of the portfolio and terms of loans; changes in the experience, depth and ability of credit and loan operations staff; changes in the volume and severity of past due, special mention and substandard loans; changes in the quality of the loan review system; changes in the value of underlying collateral for loans that are not collateral dependent; the existence and effect of any concentrations of credit and changes in the levels of such concentrations, and the effect of other external factors such as competition, legal and regulatory requirements, on the level of estimated credit losses.

Loans that do not share risk characteristics are evaluated on an individual basis and are not included in the collective analysis. The ACL on loans that are individually evaluated may be estimated based on their expected cash flows, or in the case of loans for which repayment is expected substantially through the sale of collateral, the expected credit losses are based on the fair value of collateral at the reporting dated adjusted for selling costs as appropriate.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Securities

The amortized cost and fair values of securities available for sale as of December 31, 2023 and December 31, 2022 are as follows:

December 31, 2023	Amortized	Gross Unrealized	Gross Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Treasury securities	$122,288	$35	$(615)	$121,708
U.S. Government agencies	45,131	-	(5,550)	39,581
MBS/CMO	179,920	171	(24,947)	155,144
Corporate bonds	19,680	1	(552)	19,129
Municipal bonds	104,265	31	(19,263)	85,033
Total Securities Available for Sale	$471,284	$238	$(50,927)	$420,595

December 31, 2022	Amortized	Gross Unrealized	Gross Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Treasury securities	$245,583	$-	$(3,113)	$242,470
U.S. Government agencies	35,283	-	(6,528)	28,755
MBS/CMO	194,964	-	(27,888)	167,076
Corporate bonds	19,581	-	(852)	18,729
Municipal bonds	104,831	-	(23,675)	81,156
Total Securities Available for Sale	$600,242	$—	$(62,056)	$538,186

All mortgage-backed securities included in the above tables were issued by U.S. government agencies and corporations. At December 31, 2023, the securities issued by political subdivisions or agencies were highly rated with 100% of the municipal bonds having A+ or higher ratings. Approximately 63% of the municipal bonds are general obligation bonds with issuers that are geographically diverse.

Marketable equity securities consist of nominal investments made by the Company in equity positions of various community banks and bank holding companies and are reported in other assets at fair value on the Consolidated Balance Sheets. Unrealized gains and losses are recorded in the Consolidated Statements of Income.

There were no unrestricted securities classified as held to maturity as of December 31, 2023 or December 31, 2022.

Restricted securities are securities with limited marketability and consist of stock in the FRB, FHLB, CBBFC and an investment in an SBA loan fund. These restricted securities, totaling $8.4 million and $5.1 million as of December 31, 2023 and December 31, 2022, respectively, are carried at cost.

During the year ended December 31, 2023, the Company sold AFS securities with a total book value of $49.8 million, incurring a pre-tax loss of $206 thousand, as part of a strategic decision to reinvest proceeds into higher yielding assets. During the year ended December 31, 2022, there were no sales of securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities pledged to secure deposits and for other purposes and to facilitate borrowing from the FRB, had carrying values of $21.8 million at December 31, 2023 and $5.1 million at December 31, 2022.

Year-end securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, were as follows:

December 31, 2023
(Dollars in thousands)	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury Securities	$-	$-	$52,298	$(615)	$52,298	$(615)
U.S. Government agencies	10,090	(20)	29,490	(5,530)	39,580	(5,550)
MBS/CMO	-	-	150,045	(24,947)	150,045	(24,947)
Corporate bonds	-	-	19,129	(552)	19,129	(552)
Municipal bonds	-	-	82,140	(19,263)	82,140	(19,263)
	$10,090	$(20)	$333,102	$(50,907)	$343,192	$(50,927)

December 31, 2022
(Dollars in thousands)	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury Securities	$242,470	$(3,113)	$-	$-	$242,470	$(3,113)
U.S. Government agencies	4,285	(620)	24,218	(5,908)	28,503	(6,528)
MBS/CMO	55,396	(6,010)	111,689	(21,878)	167,085	(27,888)
Corporate bonds	18,729	(852)	-	-	18,729	(852)
Municipal bonds	44,117	(8,001)	35,964	(15,674)	80,081	(23,675)
	$364,997	$(18,596)	$171,871	$(43,460)	$536,868	$(62,056)

As of December 31, 2023, there were $343.2 million, or 281 issues, of individual securities in a loss position. These securities had an unrealized loss of $50.9 million and consisted of 6 Treasury securities, 21 Agency securities, 119 mortgage-backed/CMOs, 124 municipal bonds, and 11 corporate securities.

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

Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes an AFS security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2023, there was no ACL related to the AFS securities portfolio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of AFS debt securities at December 31, 2023 are presented below based upon contractual maturities, by major investment categories. Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

(Dollars in thousands)	Amortized Cost		Fair Value
U.S. Treasury securities
One year or less	$120,789		$120,245
After one year to five years	1,499		1,463
	$122,288		$121,708
U.S. Government agencies
One year or less	$10,000		$9,981
After one to five years	5,752		5,135
After five years to ten years	25,379		21,416
Ten years or more	4,000		3,049
	$45,131		$39,581
MBS/CMO
One year or less	$3,612		$3,532
After one year to five years	3,199		3,027
After five years to ten years	3,061		2,796
Ten years or more	170,048		145,789
	$179,920		$155,144
Corporate bonds
One year or less	$1,996	`	$1,964
After one year to five years	17,684		17,165
	$19,680		$19,129
Municipal bonds
After one year to five years	$3,375		$3,277
After five years to ten years	21,345		19,859
Ten years or more	79,545		61,897
	$104,265		$85,033

Total Debt Securities Available for Sale	$471,284		$420,595

Note 4 – Loans

On January 1, 2023, the Company adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans receivable. For further information and discussion regarding the Company's adoption of ASC and CECL, see Note 2 - Adoption of New Accounting Standards. All loan information presented as of December 31, 2023 is in accordance with ASC 326. All loan information presented as of December 31, 2022 or a prior date is presented in accordance with previously applicable GAAP.

The composition of the loan portfolio by major loan classification appears below. Note that all loan balances are presented net of credit and other fair value discounts, when applicable. The Company has elected to exclude accrued interest receivable, totaling $4.3 million and $2.6 million as of December 31, 2023 and December 31, 2022, respectively, from the amortized cost basis of loans.

(Dollars in thousands)	December 31,	December 31,
	2023	2022
Commercial	$152,517	$71,139
Real estate construction and land	33,682	37,541
1-4 family residential mortgages	317,558	323,185
Commercial mortgages	550,867	459,125
Consumer	38,041	45,425
Total loans	$1,092,665	$936,415
Less: Allowance for credit losses	(8,395)	(5,552)
Net loans	$1,084,270	$930,863

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The balances in the table above include unamortized premiums and net deferred loan costs and fees. Unamortized premiums on loans purchased (excluding loans acquired during the Merger) were $4.6 million and $1.4 million as of December 31, 2023 and December 31, 2022, respectively, increasing primarily due to the purchase of government-guaranteed loans in 2023. Net deferred loan fees totaled $2.5 million and $755 thousand as of December 31, 2023 and December 31, 2022, respectively.

Commercial loans reported above include (i) organic loans originated by the Bank’s commercial lenders, (ii) the government guaranteed portion of loans which the Company purchased that are 100% guaranteed by either the United States Department of Agriculture (USDA) or the SBA, and (iii) PPP loans through the SBA. The government guaranteed loans are typically purchased at a premium. In the event of early prepayment, the Bank may need to write off any unamortized premium.

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

In addition, residential mortgages includes packages of 1-4 family residential mortgages that have been purchased, with each purchased loan individually underwritten by the Company prior to the closing of the sale. The balance in these purchased loan packages totaled approximately $7.8 million and $8.3 million as of December 31, 2023 and December 31, 2022, respectively.

Commercial mortgages are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.

Consumer loans are generally small loans spread across many borrowers and are underwritten after determining the ability of the consumer borrower to repay their obligations as agreed. Consumer loans may be secured or unsecured and are comprised of revolving lines, installment loans and other consumer loans. Included in consumer loans are private student loan packages that were purchased beginning in 2015. As of December 31, 2023, the balance in these purchased student loan packages totaled approximately $20.1 million compared to $25.2 million at December 31, 2022. Deposit account overdrafts are included in the consumer loan balances and totaled $252 thousand and $180 thousand at December 31, 2023 and December 31, 2022, respectively.

Acquired loans - Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting. The table above includes a net fair value mark of $6.2 million and $11.2 million on the purchased impaired loans and $3.2 million and $4.7 million on the purchased performing loans as of December 31, 2023 and December 31, 2022, respectively, on the Acquired Loans.

Loan origination/risk management - The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and the Board of Directors approves lending policies on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies, and nonperforming and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of credit - Most of the Company’s lending activity occurs within the Commonwealth of Virginia, predominantly in the Company’s primary markets and surrounding areas. The majority of the Company’s loan portfolio consists of commercial real estate loans. The Company manages this risk by using specific underwriting policies and procedures for these types of loans and by avoiding excessive concentrations to any one business or industry.

Related party loans - In the ordinary course of business, the Company has granted loans to certain directors, principal officers and their affiliates (collectively referred to as “related party loans”). Activity in related party loans during 2023 and 2022 is presented in the following table.

(Dollars in thousands)	2023	2022
Balance outstanding at beginning of year	$15,533	$16,592
Principal additions	132	613
Principal reductions	(2,650)	(1,672)
Balance outstanding at end of year	$13,015	$15,533

Past due, non-accrual and charged-off loans - Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.

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

The following table shows the aging of the Company's loan portfolio, by class, at December 31, 2023:

	30-59 Days	60-89 Days	90 Days or More Past Due and Still Accruing	Nonaccrual Loans	Current	Total Loans
(Dollars in thousands)
Commercial	$378	$369	$782	$-	$150,988	$152,517
Real estate construction and land	70	37	-	-	33,575	33,682
1-4 family residential mortgages	1,834	860	-	1,438	313,426	317,558
Commercial mortgages	6,304	-	-	414	544,149	550,867
Consumer loans	225	141	97	-	37,578	38,041
Total Loans	$8,811	$1,407	$879	$1,852	$1,079,716	$1,092,665

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the Company's amortized cost basis of loans on nonaccrual status as of December 31, 2023 and December 31, 2022. All nonaccrual loans are evaluated for an ACL on an individual basis. Only one nonaccrual loan required an ACL, in the amount of $4 thousand, due to collateral value shortfall. The adoption of CECL altered the manner in which purchased loans that were in nonaccrual status are presented, and as a result, two such loans totaling $470 thousand are included in this figure in 2023 and not included in 2022.

	CECL			Incurred Loss
	December 31, 2023			December 31, 2022
(Dollars in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans
Commercial	$-	$-	$-	$-
Real estate construction and land	-	-	-	-
1-4 family residential mortgages	1,383	55	1,438	673
Commercial mortgages	414	-	414	-
Consumer	-	-	-	-
Total Loans	$1,797	$55	$1,852	$673

From time-to-time, the Company modifies loans to borrowers who are experiencing financial difficulties by providing term extensions, interest rate reductions or other-than-insignificant payment delays. As the effect of most modifications is already included in the ACL due to the measurement methodologies used in its estimate, the ACL is typically not adjusted upon modification. During the twelve months ended December 31, 2023, no loans were modified for borrowers experiencing financial difficulties.

The Company closely monitors the performance of all modified loans to understand the effectiveness of its modification efforts. Upon determination, if applicable, that all or a portion of a modified loan is uncollectible, that amount is charged against the ACL. There were no payment defaults during the twelve months ended December 31, 2023 of modified loans that were modified during the previous twelve months and all are current as of December 31, 2023.

There were no loans secured by 1-4 family residential property that were in the process of foreclosure at either December 31, 2023 or December 31, 2022.

The outstanding principal balance of loans acquired in business combinations as of December 31, 2023 are as follows:

(Dollars in thousands)	December 31, 2023
	Acquired Loans - Purchased Credit Deteriorated	Acquired Loans - Purchased Performing	Acquired Loans - Total
Outstanding principal balance	$29,206	$267,717	$296,923
Carrying amount:
Commercial	$62	$9,242	$9,304
Real estate construction and land	662	1,727	2,389
1-4 family residential mortgages	10,046	143,323	153,369
Commercial mortgages	12,251	109,500	121,751
Consumer	33	678	711
Total acquired loans	$23,054	$264,470	$287,524

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to the adoption of ASC 326

Loans acquired in business combinations are recorded in the consolidated balance sheets at fair value at the acquisition date under the acquisition method of accounting. The outstanding principal balance and the carrying amount at December 31, 2022 of loans acquired in business combinations were as follows:

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

The following tables show the aging of past due loans as of December 31, 2022:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary, by class, of TDRs as of December 31, 2022 that continued to accrue interest under the terms of the restructuring agreement, which were considered to be performing, and TDRs that were placed in nonaccrual status which were considered to be nonperforming:

Troubled debt restructurings	December 31, 2022
(Dollars in thousands)	No. of Loans	Recorded Investment
Performing TDRs
1-4 family residential mortgages	1	$88
Consumer	46	700
Total performing TDRs	47	$788

Nonperforming TDRs
1-4 family residential mortgages	1	$495
Total nonperforming TDRs	1	$495
Total TDRs	48	$1,283

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Allowance for Credit Losses

On January 1, 2023, the Company adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost. For further information and discussion regarding the Company's adoption of CECL, see Note 2 - Adoption of New Accounting Standards. All ACL information presented as of December 31, 2023 is in accordance with ASC 326. All ALLL information presented as of December 31, 2022 or a prior date is presented in accordance with previously applicable GAAP.

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
o
Peer data is available for certain inputs (Probability of Default and Loss Given Default) if first-party data is not available or meaningful. This is made possible by the periodic nature of the model.
o
The DCF methodology is utilized on the following pools: 1) Commercial & Industrial; 2) Construction; 3) Consumer; 4) CRE Non-Owner Occupied; 5) CRE Owner Occupied; 6) HELOC & Junior Lien; 7) Residential 1st Lien; and 8) Multifamily.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Management has elected to perform an individual evaluation on all loans in nonaccrual status. As of December 31, 2023, after reviewing each loan in nonaccrual status, a specific reserve of $4 thousand was established.

The primary driver in the increase in reserves from adoption date of January 1, 2023 to December 31, 2023 is due to the increase in organic loan growth during the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the transactions in the allowance for credit losses for the years ended December 31, 2023 and 2022 appears below:

(Dollars in thousands)	2023	2022
Balance, beginning of period	$5,552	$5,984
Impact of ASC 326 adoption	$2,491	$—
Loans charged off	(721)	(1,255)
Recoveries	377	717
Net charge-offs	(344)	(538)
Provision for credit losses	696	106
Balance, December 31	$8,395	$5,552

The following table shows the ACL activity by loan portfolio for the twelve months ended December 31, 2023:

(Dollars in thousands)	Commercial Loans	Real Estate Construction and Land	1-4 Family Residential Mortgages	Real Estate Mortgages	Consumer Loans	Total

Balance as of December 31, 2022	$194	$221	$1,618	$2,820	$699	$5,552
Impact of ASC 326 adoption	(11)	440	14	1,577	471	2,491
Charge-offs	-	-	-	-	(721)	(721)
Recoveries	168	-	10	42	157	377
Provision for (recovery of) credit losses	(158)	(199)	(150)	822	381	696
Balance as of December 31, 2023	$193	$462	$1,492	$5,261	$987	$8,395

The following table presents a breakdown of the provision for credit losses for the periods indicated:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Provision for loan losses	$696	$106
Provision for unfunded commitments	38	-
Total	$734	$106

The following table presents the Company's amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to those loans as of December 31, 2023:

(Dollars in thousands)	Real Estate Secured Loans	Allowance for Credit Losses - Loans
Commercial real estate - non owner occupied	$414	$-
Residential 1-4 family real estate	1,438	4
Total	$1,852	$4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Quality Indicators

The Company utilizes the following credit quality indicators:

Pass

Loans with the following risk ratings are pooled by class and considered together as “Pass”:

Excellent– minimal risk loans secured by cash or fully guaranteed by a U.S. government agency

Good– low risk loans secured by marketable collateral within margin

Satisfactory– modest risk loans where the borrower has strong and liquid financial statements and more than adequate cash flow

Average– average risk loans where the borrower has reasonable debt service capacity

Marginal– acceptable risk loans where the borrower has acceptable financial statements but is leveraged

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company's recorded investment in loans by credit quality indicators by year of origination as of December 31, 2023. Current period gross write-off amounts represent write-offs for twelve months ended December 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Loans Converted to Term	Total
Commercial
Pass	$85,529	$12,344	$2,712	$4,989	$7,121	$16,873	$21,806	$112	$151,486
Watch	-	41	-	-	-	-	-	-	41
Special Mention	-	-	-	-	-	79	8	-	87
Substandard	-	97	1	135	53	212	50	355	903
Total commercial	$85,529	$12,482	$2,713	$5,124	$7,174	$17,164	$21,864	$467	$152,517
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real estate construction and land
Pass	$12,425	$11,748	$3,683	$1,717	$955	$1,293	$129	$-	$31,950
Watch	-	-	-	-	-	299	-	-	299
Special Mention	-	-	-	-	-	37	-	-	37
Substandard	1,351	-	-	-	-	45	-	-	1,396
Total real estate construction and land	$13,776	$11,748	$3,683	$1,717	$955	$1,674	$129	$-	$33,682
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-

1-4 family residential mortgages
Pass	$19,482	$14,712	$54,066	$74,539	$24,999	$85,836	$20,571	$524	$294,729
Watch	-	1,621	1,874	602	-	7,149	1,166	-	12,412
Special Mention	-	1,089	1,458	1,958	270	1,591	78	138	6,582
Substandard	-	-	55	1,194	97	2,094	395	-	3,835
Total 1-4 family residential mortgage	$19,482	$17,422	$57,453	$78,293	$25,366	$96,670	$22,210	$662	$317,558
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial mortgages
Pass	$112,093	$41,433	$46,315	$101,205	$45,809	$171,184	$1,502	$76	$519,617
Watch	-	-	1,196	166	165	14,188	-	-	15,715
Special Mention	-	-	391	278	-	4,130	-	-	4,799
Substandard	150	-	1,824	3,032	-	5,730	-	-	10,736
Total commercial mortgages	$112,243	$41,433	$49,726	$104,681	$45,974	$195,232	$1,502	$76	$550,867
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass	$1,149	$193	$420	$273	$107	$20,836	$14,710		$37,688
Watch	-	-	7	-	9	190	-		206
Special Mention	-	-	-	-	-	132	1	5	138
Substandard	1	-	-	-	8	-	-		9
Total consumer	$1,150	$193	$427	$273	$124	$21,158	$14,711	$5	$38,041
Current period gross write-off	$-	$-	$19	$16	$28	$654	$4	$-	$721

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to the adoption of ASC 326

The following table presents the changes in the ALLL by major classification during the year ended December 31, 2022:

(Dollars in thousands)	Commercial Loans	Real Estate Construction and Land	1-4 Family Residential Mortgages	Real Estate Mortgages	Consumer Loans	Total

Balance as of December 31, 2021	$252	$399	$1,207	$3,271	$855	$5,984
Impact of ASC 326 adoption	-	-	-	-	-	$—
Charge-offs	(600)	-	-	-	(655)	$(1,255)
Recoveries	519	9	7	4	178	$717
Provision for (recovery of) credit losses	23	(187)	404	(455)	321	$106
Balance as of December 31, 2022	$194	$221	$1,618	$2,820	$699	$5,552

The following represents the loan portfolio designated by the internal risk ratings assigned to each credit as of December 31, 2022. There were no loans rated “Doubtful” as December 31, 2022.

December 31, 2022	Excellent	Good	Pass	Watch	Special Mention	Sub- standard	TOTAL
(Dollars in thousands)
Commercial	$30,121	$16,058	$22,853	$992	$122	$993	$71,139
Real estate construction and land	-	-	35,258	342	532	1,409	37,541
1-4 family residential mortgages	-	-	308,041	7,935	5,431	1,778	323,185
Commercial mortgages	-	-	408,513	34,828	3,872	11,912	459,125
Consumer	461	17,544	26,326	977	22	95	45,425
Total Loans	$30,582	$33,602	$800,991	$45,074	$9,979	$16,187	$936,415

Note 6 – Premises and Equipment

Premises and equipment are summarized as follows:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Leasehold improvements	$15,148	$15,558
Building and land	13,511	14,428
Construction and fixed assets in progress	193	131
Furniture and equipment	8,231	7,985
Computer software	3,042	2,967
	$40,125	$41,069
Less: accumulated depreciation and amortization	23,930	23,261
	$16,195	$17,808

Depreciation and amortization on these premises and equipment totaled $1.5 million and $1.6 million for the years ended December 31, 2023 and December 31, 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Leases

At December 31, 2023, the Company had leased certain of its banking and operations offices, or the land on which such offices were built, under operating lease agreements on terms ranging from 1 to 20 years, most with renewal options. Each of the Company’s long-term lease agreements are classified as operating leases. Certain of these leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably assured of being exercised. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations. Refer to Note 14 – Related Party Transactions for information regarding leasing transactions with related parties.

The following tables present information about the Company’s leases:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Lease liability	$6,504	$6,173
Right-of-use asset	$6,748	$6,536
Weighted average remaining lease term	4.71 years	5.77 years
Weighted average discount rate	2.28%	1.96%

(Dollars in thousands)	2023	2022
Operating lease expense	$1,740	$1,768
Short-term lease expense	332	592
Total lease expense	$2,072	$2,360
Cash paid for amounts included in lease liabilities	$1,542	$1,534

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

(Dollars in thousands)	December 31, 2023
Twelve months ending December 31, 2024	$1,520
Twelve months ending December 31, 2025	1,437
Twelve months ending December 31, 2026	1,095
Twelve months ending December 31, 2027	999
Twelve months ending December 31, 2028	878
Thereafter	913
Total undiscounted cash flows	$6,842
Less: Discount	(338)
Lease liability	$6,504

Note 8 – Goodwill and Other Intangible Assets

The carrying amount of goodwill was $7.8 million at December 31, 2023 and December 31, 2022. There were no changes in the recorded balance of goodwill during the twelve months ended December 31, 2023.

The Company had $5.1 million and $6.6 million of other intangible assets as of December 31, 2023 and December 31, 2022, respectively, which were recognized in connection with the core deposits acquired from Fauquier in 2021.

The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	December 31, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible	$9,660	$(4,567)	$9,660	$(3,074)

The Company recognized $1.5 million and $1.7 million during the years ending December 31, 2023 and 2022, respectively, in amortization expense from these identified intangible assets with a finite life. Estimated future amortization expense by year as of December 31, 2023 is as follows:

Core
Deposit
(Dollars in thousands)	Intangible
2024	1,301
2025	1,110
2026	918
2027	726
2028	535
Thereafter	503
Total	$5,093

Note 9 – Deposits

At December 31, 2023, the scheduled maturities of time deposits are as follows:

(Dollars in thousands)
2024	$283,427
2025	28,079
2026	5,306
2027	1,129
2028	640
$318,581

The aggregate amount of time deposits with a minimum balance of $250 thousand was $106.6 million at December 31, 2023 and $28.9 million at December 31, 2022.

Included in the time deposits reported above are Certificate of Deposit Account Registry Service CDs, whereby depositors can obtain FDIC deposit insurance on account balances of up to $50 million. CDARSTM deposits totaled $5.5 million as of December 31, 2023 and $4.0 million as of December 31, 2022, all of which were reciprocal balances for the Bank’s customers. In May 2018, the EGRRCPA was enacted, which excluded reciprocal CDARS™ deposits for certain banks from brokered deposit treatment up to the lesser of $5 billion or 20% of a bank’s total liabilities. Therefore, the Company’s CDARS™ reciprocal deposits as of December 31, 2023 and December 31, 2022 were not treated as brokered deposits. The Company had $1.7 million of brokered deposits as of December 31, 2023 and no brokered deposits as of December 31, 2022.

The Company implemented an Insured Cash Sweep® product during 2018. At December 31, 2023, ICS® balances, included in demand deposit and money market account balances, were $44.2 million and $107.3 million, respectively. At December 31, 2022, ICS® balances, included in demand deposit and money market account balances, were $42.0 million and $92.6 million, respectively. Such balances were not treated as brokered deposits.

Deposit account overdrafts reported as loans totaled $252 thousand and $180 thousand at December 31, 2023 and December 31, 2022, respectively.

The Company has entered into deposit transactions with certain directors, principal officers and their affiliates (collectively referred to as “related party deposits”), all of which are under the same terms as other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

customers. The aggregate amount of these related party deposits was $4.4 million and $6.5 million as of December 31, 2023 and December 31, 2022, respectively.

Note 10 – Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

Each FHLB credit program has its own interest rate, which may be fixed or variable, and carries a range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. The Company has pledged commercial real estate loans as collateral for FHLB borrowings. The Company had $66.5 million in outstanding FHLB advances as of December 31, 2023, compared to no outstanding FHLB advances as of December 31, 2022. As of December 31, 2022, the Company had a letter of credit for $30.0 million issued in favor of the Commonwealth of Virginia Department of the Treasury to secure public fund depository accounts, which was cancelled by the Company in 2023. This letter of credit was secured by commercial mortgages.

In addition to access to short-term borrowings from FHLB, the Company uses federal funds purchased for short-term borrowing needs. Available borrowing arrangements maintained by the Bank include formal federal funds lines with five major correspondent banks. As of December 31, 2023, $3.5 million was borrowed against such lines. There were no borrowings against the lines at December 31, 2022.

The Company’s unused lines of credit for future borrowings total approximately $119.4 million at December 31, 2023, which consists of $3.9 million available from the FHLB and $115.5 million from third-party financial institutions. Additional loans and securities are available that can be pledged as collateral for future borrowings from the FRB or the FHLB above the current lendable collateral value.

Information related to borrowings as of December 31, 2023 and 2022 is as follows:

(Dollars in thousands)	2023	2022
Federal funds purchased	$3,462	$-
FHLB advances	$66,500	$-
Total borrowings	$69,962	$-

Maximum amount at any month-end during the year	$80,808	$-
Annual average balance outstanding	$39,917	$-
Annual average interest rate paid	5.19%	0.00%
Annual interest rate at end of period	4.92%	0.00%

Note 11 – Income Taxes

The Company files tax returns in the U.S. federal jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal tax examinations by tax authorities for years prior to 2020.

The Commonwealth of Virginia assesses a Bank Franchise Tax on banks instead of a state income tax. The Bank Franchise Tax expense is reported in noninterest expense, and the calculation of that tax is unrelated to taxable income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net deferred tax assets consist of the following components as of year-end:

(Dollars in thousands)	2023	2022
Deferred tax assets:
Allowance for credit or loan losses	$1,836	$1,166
Acquisition accounting	1,974	3,362
Fixed assets	853	547
Investments in pass-throughs	182	221
Federal net operating loss carryforwards	-	224
Nonaccrual loan interest	39	22
Stock option/grant expense	101	86
Home equity closing costs	84	70
Deferred compensation expense	3	3
Deferred loan fees	528	159
Securities available for sale unrealized loss	10,940	12,925
Total deferred tax assets	$16,540	$18,785
Deferred tax liabilities:
Goodwill and other intangible assets	967	1,245
Trust preferred	140	149
Right of use asset	51	76
Total deferred tax liabilities	1,158	1,470
Net deferred tax assets	$15,382	$17,315

The provision for income taxes charged to operations for years ended December 31, 2023 and December 31, 2022 consists of the following:

(Dollars in thousands)	2023	2022
Current tax expense	$3,537	$5,246
Deferred tax expense (benefit)	473	(138)
Provision for income taxes	$4,010	$5,108

The Company’s income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2023 and December 31, 2022 due to the following:

(Dollars in thousands)	2023	2022
Federal statutory rate	21%	21%
Computed statutory tax expense	$4,887	$5,995
Increase (decrease) in tax resulting from:
Tax-exempt interest income	(145)	(255)
Tax-exempt income from BOLI	(370)	(202)
Stock option/stock grant expense	13	14
Investment in qualified housing projects	(405)	(458)
Other expenses	30	14
Provision for income taxes	$4,010	$5,108

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Commitments and Contingent Liabilities

In the normal course of business, there are various outstanding commitments and contingent liabilities, which are not reflected in the accompanying consolidated financial statements. The Company does not anticipate any material loss as a result of these transactions.

The Bank is typically required to maintain cash reserve balances on hand or with the Federal Reserve Bank (FRB). At December 31, 2023 and December 31, 2022, there was no minimum reserve requirement as a result of a rule adopted by the FRB in March 2020 eliminating the reserve requirement.

Note 13 – Financial Instruments with Off-Balance Sheet Risk and Credit Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit, such as unfunded lines of credit and standby letters of credit. The Company also treats authorization limits for originating ACH transactions as commitments. In addition to the amounts shown below, the Company has extended commitment letters at December 31, 2023 in the amount of $13.0 million to various borrowers. At December 31, 2022, commitment letters totaled $18.1 million. Commitment letters are done in the normal course of business and typically expire after 120 days. All of these off-balance-sheet instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet, although material losses are not anticipated. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The totals for financial instruments whose contract amount represents credit risk are shown below:

	Notional Amount
(Dollars in thousands)	December 31, 2023	December 31, 2022
Unfunded lines-of-credit	$129,711	$133,126
ACH	17,861	42,021
Letters of credit	10,221	9,053
Total	$157,793	$184,200

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

The Company has approximately $14.2 million in deposits in other financial institutions in excess of amounts insured by the FDIC at December 31, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Related Party Transactions

From time-to-time, the Company and its subsidiaries have business dealings with companies owned by directors and beneficial shareholders of the Company. Payments made to these companies that exceeded the disclosure threshold of $120 thousand in 2023 are reported below.

In 2023 and 2022, leasing/rental expenditures of $543 thousand and $528 thousand respectively, (including reimbursements for taxes, insurance, and other expenses) were paid to an entity indirectly owned by a director of the Company.

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

The Bank’s capital ratios remained well above the levels designated by bank regulators as “well capitalized” at December 31, 2023 and 2022. There are no conditions or events since that management believes have changed the institution’s category.

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

The Bank calculates its regulatory capital under the Basel III regulatory capital framework. The table below summarizes the Bank’s regulatory capital and related ratios for the periods presented:

December 31, 2023					Minimum
(Dollars in thousands)					To Be Well Capitalized
			Minimum Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk Weighted Assets)
Bank	$190,992	18.12%	$84,306	8.00%	$105,383	10.00%

Common Equity Tier 1 Capital
(To Risk Weighted Assets)
Bank	$182,247	17.29%	$47,422	4.50%	$68,499	6.50%

Tier 1 Capital
(To Risk Weighted Assets)
Bank	$182,247	17.29%	$63,230	6.00%	$84,306	8.00%

Tier 1 Capital
(To Average Assets)
Bank	$182,247	11.05%	$65,994	4.00%	$82,492	5.00%

December 31, 2022					Minimum
(Dollars in thousands)					To Be Well Capitalized
			Minimum Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk Weighted Assets)
Bank	$174,151	17.38%	$80,148	8.00%	$100,184	10.00%

Common Equity Tier 1 Capital
(To Risk Weighted Assets)
Bank	$168,539	16.82%	$45,083	4.50%	$65,120	6.50%

Tier 1 Capital
(To Risk Weighted Assets)
Bank	$168,539	16.82%	$60,111	6.00%	$80,148	8.00%

Tier 1 Capital
(To Average Assets)
Bank	$168,539	9.62%	$70,078	4.00%	$87,598	5.00%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2023, the maximum amount of retained earnings available to the Bank for cash dividends to the Company was $35.3 million.

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

The following tables present the balances measured at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2023 Using:
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$121,708	$-	$121,708	$-
U.S. Government agencies	39,581	-	39,581	-
Mortgage-backed securities/CMOs	155,144	-	155,144	-
Corporate bonds	19,129	-	19,129	-
Municipal bonds	85,033	-	85,033	-
Total securities available for sale	$420,595	$-	$420,595	$-

Interest rate swaps	-	-	-	-
Total assets at fair value	$420,595	$-	$420,595	$-

		Fair Value Measurements at December 31, 2022 Using:
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$242,470	$-	$242,470	$-
U.S. Government agencies	28,755	-	28,755	-
Mortgage-backed securities/CMOs	167,076	-	167,076	-
Corporate bonds	18,729	-	18,729	-
Municipal bonds	81,156	-	81,156	-
Total securities available for sale	$538,186	$-	$538,186	$-

Interest rate swaps	506	-	506	-
Total assets at fair value	$538,692	$-	$538,692	$-

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

The following table presents the Company's assets that were measured at fair value on a nonrecurring basis as of December 31, 2023. There were no such assets to report as of December 31, 2022.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

		Fair Value Measurements at December 31, 2023 Using:
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$28,390	$28,390	$-	$-	$28,390
Available for sale securities	420,595	-	420,595	-	420,595
Restricted securities	8,385	-	8,385	-	8,385
Loans, net	1,084,270	-	-	1,029,359	1,029,359
Assets held for sale	-	-	-	-	-
Bank owned life insurance	38,904	-	38,904	-	38,904
Accrued interest receivable	6,179	-	1,916	4,263	6,179

Liabilities
Demand deposits and interest bearing transaction and money market accounts	$1,090,517	$-	$1,090,517	$-	$1,090,517
Certificates of deposit	318,581	-	318,768	-	318,768
Federal funds purchased	3,462	3,462	-	-	3,462
Borrowings	66,500	-	66,360	-	66,360
Junior subordinated debt	3,459	-	3,459	-	3,459
Accrued interest payable	2,143	-	2,143	-	2,143

		Fair Value Measurements at December 31, 2022 Using:
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$40,136	$40,136	$-	$-	$40,136
Available for sale securities	538,186	-	538,186	-	538,186
Restricted securities	5,137	-	5,137	-	5,137
Loans, net	930,863	-	-	890,929	890,929
Assets held for sale	965	-	965	-	965
Bank owned life insurance	38,552	-	38,552	-	38,552
Accrued interest receivable	4,879	-	2,265	2,614	4,879
Interest rate swap	506	-	506	-	506

Liabilities
Demand deposits and interest bearing transaction and money market accounts	$1,363,232	$-	$1,363,232	$-	$1,363,232
Certificates of deposit	115,106	-	114,911	-	114,911
Junior subordinated debt	3,413	-	3,413	-	3,413
Accrued interest payable	157	-	157	-	157

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company contributed $657 thousand and $673 thousand to the 401(k) plan in 2023 and 2022, respectively. These expenses represent the matching contribution by the Company.

The Company, as a result of the Merger, provides a post-retirement benefit for one retired employee. The liability associated with this benefit of $133 thousand as of December 31, 2023 is included in Accrued interest payable and other liabilities on the Consolidated Balance Sheet.

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

A summary of the shares issued and available under each of the Plans is shown below as of December 31, 2023. Share data and exercise price range per share have been adjusted to reflect prior stock dividends. Although the 2005 Plan has expired and no new grants will be issued under this plan, there were shares issued before the plan expired which are still outstanding as shown below.

	2022 Plan	2014 Plan	2005 Plan
Aggregate shares issuable	150,000	275,625	253,575
Options issued, net of forfeited and expired options	(3,400)	(174,006)	(59,870)
Unrestricted stock issued	-	(11,635)	-
Restricted stock grants issued	(18,932)	(83,653)	-
Cancelled due to Plan expiration	-	-	(193,705)
Remaining available for grant	127,668	6,331	-

Stock grants issued and outstanding:
Total vested and unvested shares	18,932	114,820	-
Fully vested shares	-	52,099	-

Option grants issued and outstanding:
Total vested and unvested shares	3,400	174,201	-
Fully vested shares	-	124,716	-

Exercise price range	$28.82	$23.75 to $42.62	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for all of its stock incentive plans under recognition and measurement accounting principles which require that the compensation cost relating to stock-based payment transactions be recognized in the financial statements. Stock-based compensation arrangements for 2023 and prior years include stock options, unrestricted stock and restricted stock. All stock-based payments to employees are required to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period.

Stock Options

Changes in the stock options outstanding related to all of the Plans are summarized below.

	December 31, 2023
(Dollars in thousands except weighted average data)	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2023	168,280	$33.95	$830
Issued	11,800	31.95
Exercised	(1,379)	(13.69)
Forfeited	(4,500)	(35.35)
Expired	-	-
Outstanding at December 31, 2023	174,201	$33.94	$664
Options exercisable at December 31, 2023	124,716	$35.88	$375

For the years ended December 31, 2023 and 2022, the Company recognized $142 thousand and $167 thousand, respectively, in compensation expense for stock options. As of December 31, 2023, there was $163 thousand in unrecognized compensation expense for stock options remaining to be recognized in future reporting periods through 2028. The fair value of any option grant is estimated at the grant date using the Black-Scholes pricing model.

There were stock option grants of 11,800 shares issued during the year ended December 31, 2023. There were no stock option grants issued during the year ended December 31, 2022. The fair value on each option granted during the current year was estimated based on the assumptions noted in the following table:

For the year ended
December 31, 2023
Expected volatility[1]	26.06%
Expected dividends[2]	4.00%
Expected term (in years)[3]	6.5
Risk-free rate[4]	4.12%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary information pertaining to options outstanding at December 31, 2023, as adjusted for Stock Dividends, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$23.75 to $30.00	68,400	6.7 Years	24.86	38,600	24.66
$30.01 to $40.00	48,320	6.9 Years	36.47	28,635	37.46
$40.01 to $42.62	57,481	4.4 Years	42.62	57,481	42.62
Total	174,201	6.0 Years	$33.94	124,716	$35.88

Stock Grants

Restricted stock grants – During 2023, 27,332 shares of restricted stock were granted to employees and non-employee directors, vesting over a four-year or five-year period. During 2022, 28,536 shares of restricted stock were granted. In 2023 and 2022, restricted stock grants resulted in an associated expense of $585 thousand and $520 thousand, respectively. As of December 31, 2023, there was $1.5 million in unrecognized compensation expense for restricted stock grants remaining to be recognized in future reporting periods through 2027.

	December 31, 2023
(Dollars in thousands except weighted average data)	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2023	51,664	$32.05	$1,776
Issued	27,332	32.73	940
Vested	(16,275)	(31.22)	(560)
Forfeited	-	-	-
Nonvested at December 31, 2023	62,721	$32.56	$2,156

The weighted average period over which nonvested restricted stock grants are expected to be recognized is 1.5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Net Income per Share

The table below shows the weighted average number of shares used in computing net income per common share and the effect on the weighted average number of shares of potential dilutive common stock for the years ended December 31, 2023 and 2022. Potential dilutive common stock equivalents have no effect on net income available to the Company’s shareholders. Diluted net income per share is computed based on the weighted average number of shares of common stock equivalents outstanding, to the extent dilutive. The Company’s common stock equivalents relate to outstanding common stock options.

Nonvested restricted stock is included in the calculation of basic and diluted net income per share. The weighted average shares below as of December 31, 2023 and December 31, 2022 include 62,721 and 51,664 shares, respectively, of such restricted stock that have not yet vested. The recipients of nonvested restricted shares have full voting and dividend rights.

(Dollars in thousands)	Net Income	Weighted Average Shares	Per Share Amount
December 31, 2023
Basic net income per share	$19,263	5,357,085	$3.60
Effect of dilutive stock options	-	16,167	(0.02)
Diluted net income per share	$19,263	5,373,252	$3.58

December 31, 2022
Basic net income per share	$23,438	5,324,740	$4.40
Effect of dilutive stock options	-	26,618	(0.02)
Diluted net income per share	$23,438	5,351,358	$4.38

In 2023 and 2022, stock options representing 109,201 and 101,901 average shares, respectively, were not included in the calculation of net income per share, as their effect would have been antidilutive.

Note 21 - Junior Subordinated Debt

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

Total capital securities at December 31, 2023 and 2022 were $3.5 million and $3.4 million, respectively, as adjusted to fair value as of the date of the Merger. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 - Other Comprehensive Income (Loss)

The following table presents the changes in each component of accumulated other comprehensive income (loss) as of December 31, 2023 and December 31, 2022:

(Dollars in thousands)	AFS Securities	Interest Rate Swap	Total
Accumulated other comprehensive income (loss) at December 31, 2022	$(49,024)	$400	$(48,624)

Other comprehensive gains (losses) arising during the period	11,160	(46)	11,114
Related income tax effects	(2,343)	9	(2,334)
	8,817	(37)	8,780

Reclassification into net income	206	(460)	(254)
Related income tax effects	(43)	97	54
	163	(363)	(200)

Accumulated other comprehensive loss at December 31, 2023	$(40,044)	$-	$(40,044)

	AFS Securities	Interest Rate Swap	Total
Accumulated other comprehensive loss at December 31, 2021	$(2,164)	$(47)	$(2,211)

Other comprehensive income (loss) arising during the period	(59,317)	566	(58,751)
Related income tax effects	12,457	(119)	12,338
	(46,860)	447	(46,413)

Accumulated other comprehensive income (loss) at December 31, 2022	$(49,024)	$400	$(48,624)

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

Cash flow hedges. The Company designates interest rate swaps as cash flow hedges when they are used to manage exposure to variability in cash flows on variable rate borrowings such as the Company’s junior subordinated debt. These interest rate swaps are derivative financial instruments that manage the risk of variability in cash flows by exchanging variable-rate interest payments on a notional amount of the Company’s borrowings for fixed-rate interest payments. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable-rate interest payments, and the Company assesses the effectiveness of each hedging relationship quarterly. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of December 31, 2022, the Company had a designated cash flow hedge to manage its exposure to variability in cash flows

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on certain variable rate borrowings through 2036. In anticipation of terminating the borrowing position, such hedge position was liquidated in the first quarter of 2023 for a gain of $479 thousand. There were no hedges in place as of December 31, 2023.

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

Loan swap agreements. Note that the Company offers loan swap agreements to commercial loan customers who are eligible contract participants as expanded under the Dodd-Frank Act, whereby a contracted third party accepts the interest rate risk as part of a separate agreement with the customer. For these arrangements, the Company underwrites the credit risk, books a floating rate loan and does not carry the derivative on its Consolidated Balance Sheets.

The follow table summarizes the Company’s derivative instruments as of December 31, 2022:

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
•
Sturman Wealth Advisors – Sturman Wealth Advisors, formerly known as VNB Investment Services, offered wealth management and investment advisory services. Revenue for this segment was generated primarily from investment advisory and financial planning fees, with a small and decreasing portion attributable to brokerage commissions. Note that the Bank sold this business line effective December 19, 2022.
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
•
Masonry Capital - Masonry Capital offers investment management services for separately managed accounts and a private investment fund employing a value-based, catalyst-driven investment strategy. Revenue for this segment is generated from management fees which are derived from Assets Under Management and incentive income which is based on the investment returns generated on performance-based Assets Under Management. Note that the membership interests in this business line are planned to be sold to an officer of the Company effective April 1, 2024. Subsequent to the date of sale, the Company will receive an annual revenue-share amount for a period of six years. No expenses will be incurred by the Company related to Masonry Capital subsequent to April 1, 2024.

Segment information for the years ended December 31, 2023 and 2022 is shown in the following tables. Note that asset information is not reported below, as the assets of Sturman Wealth Advisors and VNB Trust & Estate Services are reported at the Bank level; also, assets specifically allocated to the lines of business other than the Bank are insignificant and are no longer provided to the chief operating decision maker. Note also that the Bank sold the Sturman Wealth Advisors business line effective December 19, 2022.

2023 (Dollars in thousands)	Bank	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$48,969	$-	$-	$48,969
Provision for credit losses	734	-	-	734
Noninterest income	7,064	1,030	1,007	9,101
Noninterest expense	31,822	1,418	823	34,063
Income before income taxes	23,477	(388)	184	23,273
Provision for income taxes	4,052	(81)	39	4,010
Net income (loss)	$19,425	$(307)	$145	$19,263

2022 (Dollars in thousands)	Bank	Sturman Wealth Advisors	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$53,547	$-	$-	$-	$53,547
Provision for loan losses	106	-	-	-	106
Noninterest income	7,936	770	3,937	1,018	13,661
Noninterest expense	35,097	615	1,957	887	38,556
Income before income taxes	26,280	155	1,980	131	28,546
Provision for income taxes	4,631	33	416	28	5,108
Net income	$21,649	$122	$1,564	$103	$23,438

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25 – Condensed Parent Company Financial Statements

Condensed financial statements pertaining only to the Parent Company are presented below. The investment in subsidiary is accounted for using the equity method of accounting.

Cash dividend payments authorized by the Bank’s Board of Directors were paid to the Parent Company in 2023 and 2022, totaling $6.0 million and $7.5 million, respectively.

The payment of dividends by the Bank is restricted by various regulatory limitations. Banking regulations also prohibit extensions of credit to the parent company unless appropriately secured by assets. For more detail on dividends, see Note 16 – Dividend Restrictions.

Condensed Parent Company Only

BALANCE SHEETS
(Dollars in thousands)	December 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$251	$1,807
Investment securities	63	63
Investments in subsidiaries	155,409	134,068
Other assets	803	941
Total assets	$156,526	$136,879

LIABILITIES & SHAREHOLDERS' EQUITY
Junior subordinated debt	$3,459	$3,413
Other liabilities	27	50
Stockholders' equity	153,040	133,416
Total liabilities and stockholders' equity	$156,526	$136,879

STATEMENTS OF INCOME
(Dollars in thousands)	For the years ended
	December 31, 2023	December 31, 2022

Dividends from subsidiary	$6,000	$7,500
Net interest expense	(309)	(190)
Noninterest income	463	-
Noninterest expense	1,375	1,418
Income before income taxes	$4,779	$5,892
Income tax (benefit)	(233)	(313)
Income before equity in undistributed earnings of subsidiaries	$5,012	$6,205
Equity in undistributed earnings of subsidiaries	14,251	17,233
Net income	$19,263	$23,438

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Parent Company Only (Continued)

STATEMENTS OF CASH FLOWS
(Dollars in thousands)	For the years ended
	December 31, 2023	December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,263	$23,438
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(14,251)	(17,233)
Net accretion of certain acquisition-related adjustments	46	46
Amortization	-	55
Deferred tax expense (benefit)	(275)	298
Stock option & restricted stock grant expense	727	687
Increase (decrease) in other assets	138	(140)
Decrease in other liabilities	(23)	(392)
Net cash provided by operating activities	$5,625	$6,759

CASH FLOWS FROM FINANCING ACTIVITIES
Gain on termination of swap	460	-
Liquidation of swap collateral	(585)	-
Proceeds from stock options exercised	18	23
Dividends paid	(7,074)	(6,392)
Net cash used in financing activities	$(7,181)	$(6,369)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,556)	390

CASH AND CASH EQUIVALENTS
Beginning of period	1,807	1,417
End of period	$251	$1,807

Note 26 – Investment in Affordable Housing Projects

The Company acquired as a result of the Merger certain limited partnership investments in affordable housing projects located in the Commonwealth of Virginia. These partnerships exist to develop and preserve affordable housing for low income families through residential rental property projects. The Company exerts no control over the operating or financial policies of the partnerships. Return on these investments is through receipt of tax credits and other tax benefits which are subject to recapture by taxing authorities based on compliance features at the project level. The investments are due to expire by 2036. The Company accounts for the affordable housing investments using the equity method and has recorded $2.4 million in other assets at December 31, 2023. There are currently no unfunded capital commitments. The related federal tax credits for the year ended December 31, 2023 were $405 thousand, and were included in income tax expense in the Consolidated Statements of Income. There were $151 thousand in flow-through losses recognized by the Company during the year ended December 31, 2023 that were included in noninterest income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 27 - Sale of Sturman Wealth Advisors Segment

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. This assessment was based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) on May 14, 2013. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting. This annual report does not include an attestation report of the Company’s independent registered public accounting firm, Yount, Hyde & Barbour, P.C., (U.S. PCAOB Auditor Firm I.D.: 613), regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. OTHER INFORMATION.

None

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Information is incorporated by reference to the information that appears under the headings “Proposal 1 – Election of Directors,” “Related Person Transactions and Other Information,” “Executive Compensation – Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Information about the Board of Directors and Board Committees” contained in the Company’s Definitive Proxy Statement to be used in connection with the Company’s 2024 Annual Meeting of Shareholders (“Definitive Proxy Statement”).

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

The following table summarizes information, as of December 31, 2023, relating to the Company’s Stock Incentive Plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	174,201	$33.94	133,999
Total	174,201	$33.94	133,999

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

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are files as part of this report:

(a)(1) Financial Statements

The following consolidated financial statements and reports of independent registered public accountants of the Company are in Part II, Item 8. Financial Statements and Supplementary Data:

(i)
Consolidated Balance Sheets – December 31, 2023 and December 31, 2022
(ii)
Consolidated Statements of Income – Years ended December 31, 2023 and December 31, 2022
(iii)
Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2023 and December 31, 2022
(iv)
Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2023 and December 31, 2022
(v)
Consolidated Statements of Cash Flows – Years ended December 31, 2023 and December 31, 2022
(vi)
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

4.1

Description of Securities Registered under Section 12(b) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to Virginia National Bankshares Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2023).

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

10.3

Virginia National Bankshares Corporation 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Virginia National Bankshares Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2023).

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

21.0	Subsidiaries of the Registrant (refer to Item 1. Business of this Form 10-K Report for a discussion of Virginia National Bankshares Corporation’s direct and indirect subsidiaries).

23	Consent of Yount, Hyde and Barbour, P.C.

31.1	302 Certification of Principal Executive Officer

31.2	302 Certification of Principal Financial Officer

32.1	906 Certification

97	Virginia National Bankshares Corporation Clawback Policy

101.0

Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline eXtensible Business Reporting Language (Inline XBRL), (i) the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022, (ii) the Consolidated Statements of Income for the years ended December 31, 2023 and December 31, 2022, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023 and December 31, 2022, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for years ended December 31, 2023 and December 31, 2022, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2023 and December 31, 2022, and (vi) the Notes to Consolidated Financial Statements (furnished herewith), tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101.0

Item 16. Form 10-K Summary.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

VIRGINIA NATIONAL BANKSHARES CORPORATION

/s/ Tara Y. Harrison
Tara Y. Harrison
Executive Vice President & Chief Financial Officer
Date: March 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 28, 2024.

Signatures	Title

/s/ John B. Adams, Jr.	Director
John B. Adams, Jr.

Director
Steven W. Blaine
/s/ Kevin T. Carter	Director
Kevin T. Carter

/s/ Hunter E. Craig	Director
Hunter E. Craig

/s/ William D. Dittmar, Jr.	Chairman of the Board
William D. Dittmar, Jr.

/s/ Randolph D. Frostick	Director
Randolph D. Frostick

/s/ Tara Y. Harrison	Executive Vice President & Chief Financial Officer
Tara Y. Harrison	(principal financial and accounting officer)

/s/ Linda M. Houston	Director
Linda M. Houston

/s/ Jay B. Keyser	Director
Jay B. Keyser

/s/ Glenn W. Rust	President & Chief Executive Officer and Director
Glenn W. Rust	(principal executive officer)

/s/ Sterling T. Strange, III	Director
Sterling T. Strange, III

/s/ Gregory L. Wells	Director
Gregory L. Wells