Form 10-Q
period 2024-03-31
Virginia National Bankshares Corp
filed 2024-05-15
CIK 1572334

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes ☐ No ☒

As of May 14, 2024, the registrant had 5,370,912 shares of common stock, $2.50 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31, 2024	December 31, 2023 *
ASSETS	Unaudited
Cash and due from banks	$7,158	$18,074
Interest-bearing deposits in other banks	10,639	10,316
Federal funds sold	27,696	-
Securities:
Available for sale, at fair value	341,857	420,595
Restricted securities, at cost	6,192	8,385
Total securities	348,049	428,980
Loans, net of deferred fees and costs	1,128,168	1,092,665
Allowance for credit losses	(8,289)	(8,395)
Loans, net	1,119,879	1,084,270
Premises and equipment, net	15,860	16,195
Bank owned life insurance	39,179	38,904
Goodwill	7,768	7,768
Core deposit intangible, net	4,750	5,093
Right of use asset, net	6,652	6,748
Deferred tax asset, net	15,744	15,382
Accrued interest receivable and other assets	16,122	14,287
Total assets	$1,619,496	$1,646,017
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest bearing	$382,315	$372,857
Interest bearing	284,789	305,541
Money market and savings deposit accounts	415,311	412,119
Certificates of deposit and other time deposits	349,557	318,581
Total deposits	1,431,972	1,409,098
Federal funds purchased	-	3,462
Borrowings	20,000	66,500
Junior subordinated debt	3,471	3,459
Lease liability	6,451	6,504
Accrued interest payable and other liabilities	5,025	3,954
Total liabilities	1,466,919	1,492,977
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, $2.50 par value	-	-
Common stock, $2.50 par value	13,277	13,258
Capital surplus	106,195	106,045
Retained earnings	75,657	73,781
Accumulated other comprehensive loss	(42,552)	(40,044)
Total shareholders' equity	152,577	153,040
Total liabilities and shareholders' equity	$1,619,496	$1,646,017
Common shares outstanding	5,390,388	5,365,982
Common shares authorized	10,000,000	10,000,000
Preferred shares outstanding	-	-
Preferred shares authorized	2,000,000	2,000,000

* Derived from audited Consolidated Financial Statements

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

(Unaudited)

	For the three months ended
	March 31, 2024	March 31, 2023
Interest and dividend income:
Loans, including fees	$15,661	$12,767
Federal funds sold	239	-
Other interest-bearing deposits	57	258
Investment securities:
Taxable	2,159	2,951
Tax exempt	326	327
Dividends	118	67
Total interest and dividend income	18,560	16,370

Interest expense:
Demand deposits	71	89
Money market and savings deposits	2,922	1,773
Certificates and other time deposits	4,050	648
Federal funds purchased	7	60
Short-term borrowings	486	326
Junior subordinated debt	88	61
Total interest expense	7,624	2,957
Net interest income	10,936	13,413
Recovery of credit losses	(22)	(248)
Net interest income after recovery of credit losses	10,958	13,661

Noninterest income:
Wealth management fees	426	404
Deposit account fees	387	401
Debit/credit card and ATM fees	488	571
Bank owned life insurance income	275	252
Gains (losses) on sale of assets	39	(1)
Gain on early redemption of debt	379	-
Gain on termination of interest swap	-	460
Loss on sales of AFS, net	(4)	(206)
Other	188	395
Total noninterest income	2,178	2,276

Noninterest expense:
Salaries and employee benefits	4,152	4,051
Net occupancy	972	1,179
Equipment	171	218
Bank franchise tax	340	324
Computer software	208	202
Data processing	739	742
FDIC deposit insurance assessment	195	100
Marketing, advertising and promotion	248	375
Professional fees	252	192
Core deposit intangible amortization	343	391
Other	1,199	1,087
Total noninterest expense	8,819	8,861

Income before income taxes	4,317	7,076
Provision for income taxes	671	1,285
Net income	$3,646	$5,791
Net income per common share, basic	$0.68	$1.08
Net income per common share, diluted	$0.68	$1.08
Weighted average common shares outstanding, basic	5,366,890	5,338,099
Weighted average common shares outstanding, diluted	5,380,081	5,375,619

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	For the three months ended
	March 31, 2024	March 31, 2023
Net income	$3,646	$5,791
Other comprehensive (loss) income:
Unrealized (losses) gains on securities, net of tax of ($668) and $1,597 for the three months ended March 31, 2024 and 2023, respectively	(2,511)	6,008
Reclassification adjustment for realized gain on termination of interest rate swap, net of tax of $0 and ($97) for the three months ended March 31, 2024 and 2023, respectively	—	(363)
Reclassification adjustment for realized losses on securities, net of tax of $1 and $43 for the three months ended March 31, 2024 and 2023, respectively	3	163
Unrealized gains (losses) on interest rate swaps, net of tax of $0 and ($9) for the three months ended March 31, 2024 and 2023, respectively	—	(37)
Total other comprehensive (loss) income	(2,508)	5,771
Total comprehensive income	$1,138	$11,562

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Dollars in thousands, except per share data)

(Unaudited)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2022	$13,214	$105,344	$63,482	$(48,624)	$133,416
Exercise of stock options	3	15	-	-	18
Stock option expense	-	42	-	-	42
Restricted stock grant expense	-	111	-	-	111
Vested restricted stock grants	21	(21)	-	-	-
Cash dividends declared ($0.33 per share)	-	-	(1,762)	-	(1,762)
Impact of adoption of CECL	-	-	(1,890)	-	(1,890)
Net income	-	-	5,791	-	5,791
Other comprehensive income	-	-	-	5,771	5,771
Balance, March 31, 2023	$13,238	$105,491	$65,621	$(42,853)	$141,497

Balance, December 31, 2023	$13,258	$106,045	$73,781	$(40,044)	$153,040
Stock option expense	-	24	-	-	24
Restricted stock grant expense	-	171	-	-	171
Vested restricted stock grants	21	(21)	-	-	-
Shares repurchased	(2)	(24)			(26)
Cash dividends declared ($0.33 per share)	-	-	(1,770)	-	(1,770)
Net income	-	-	3,646	-	3,646
Other comprehensive loss	-	-	-	(2,508)	(2,508)
Balance, March 31, 2024	$13,277	$106,195	$75,657	$(42,552)	$152,577

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the three months ended
	March 31, 2024	March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,646	$5,791
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of credit losses	(22)	(248)
Net accretion of certain acquisition-related adjustments	(576)	(1,517)
Amortization of intangible assets	343	391
Net accretion of securities	(51)	(576)
Net losses on sale of AFS	4	206
Net gain on early redemption of debt	(379)	-
Net (gains) losses on sale of assets	(39)	1
Earnings on bank owned life insurance	(275)	(252)
Depreciation and other amortization	738	882
Stock option expense	24	42
Stock grant expense	171	111
Net change in:
Accrued interest receivable and other assets	(1,255)	(200)
Accrued interest payable and other liabilities	790	2,380
Net cash provided by operating activities	3,119	7,011

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase (decrease) in restricted investments	2,193	(613)
Proceeds from maturities, calls, sales and principal payments of available for sale securities	75,610	53,596
Net change in loans	(34,999)	(2,055)
Proceeds from sale of premises and equipment	44	962
Purchase of bank premises and equipment	(31)	(236)
Net cash provided by investing activities	42,817	51,654

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand deposits, interest checking, money market and savings accounts	(8,102)	(135,692)
Net change in certificates of deposit and other time deposits	30,976	54,619
Net change in Federal funds purchased	(3,462)	-
Net change in other borrowings	(46,500)	19,250
Proceeds from termination of interest swap	-	460
Proceeds from stock options exercised	-	18
Repurchase of shares of stock	(26)	-
Cash dividends paid	(1,770)	(1,762)
Net cash used in financing activities	(28,884)	(63,107)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$17,052	$(4,442)

CASH AND CASH EQUIVALENTS:
Beginning of period	$28,390	$40,136
End of period	$45,493	$35,694

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$7,099	$2,827

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized (losses) gains on available for sale securities	$(3,175)	$7,812
Initial right-of-use assets obtained in exchange for new operating lease liabilities	(281)	-

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2024

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation: The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2023.

Nature of Operations: The accompanying unaudited consolidated financial statements include the accounts of the Company, and its subsidiaries Virginia National Bank and Masonry Capital Management, LLC, a registered investment advisor. The Bank offers a full range of banking and related financial services to meet the needs of individuals, businesses and charitable organizations, including the fiduciary services of VNB Trust and Estate Services. Effective April 1, 2024, the Company sold the membership interests in Masonry Capital Management, LLC to an officer of the Company. Subsequent to the date of sale, the Company will receive an annual revenue-share amount for a period of six years. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation: The preparation of financial statements in conformity with GAAP and the reporting guidelines prescribed by regulatory authorities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the ACL, accounting for business combinations, including loans acquired in the business combination, ACL on individually evaluated loans, goodwill impairment, credit losses of securities, other intangible assets, and fair value measurements. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Reclassifications: If needed, certain previously reported amounts have been reclassified to conform to current period presentation. No such reclassifications were considered material.

Note 2. Recent Significant Accounting Pronouncements

Accounting Standards Adopted in 2024: In March 2023, the FASB issued ASU 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. ASU 2023-02 was effective for the Company on January 1, 2024. The adoption of ASU 2023-02 did not have a material impact on the Company's consolidated financial statements.

Accounting Standards Issued but Not Yet Adopted: On March 29, 2024, the FASB issued ASU 2024-02, Codification Improvements- Amendments to Remove References to the Concepts Statements, which amends the Codification to remove references to various concepts statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. The ASU is effective January 1, 2025 and is not expected to have a significant impact on the Company’s financial statements.

Recently Issued Disclosure Rules: In March 2024, the SEC adopted final rules under SEC Release No. 33-11275, “The Enhancement and Standardization of Climate-Related Disclosures for Investors”. This rule will require registrants to disclose certain climate-related information in registration statements and annual reports. The disclosure requirements will start to phase in commencing with the Company's fiscal year beginning January 1, 2026.

Refer to Note 1, "Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in the 2023 Annual Report on Form 10-K for a discussion of the Company's significant accounting policies and new accounting guidance applicable to the Company that will be adopted in future periods. Other accounting standards that have been issued by the FASB or other standards-setting bodies are not currently expected to have a material effect on the Company's financial position, results of operations or cash flows.

Note 3. Securities

The amortized cost and fair values of securities available for sale as of March 31, 2024 and December 31, 2023 were as follows (dollars in thousands):

March 31, 2024		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government treasuries	$51,456	$-	$(324)	$51,132
U.S. Government agencies	42,051	-	(5,600)	36,451
Mortgage-backed securities/CMOs	178,385	96	(26,821)	151,660
Corporate bonds	19,705	-	(542)	19,163
Municipal bonds	104,123	14	(20,686)	83,451
Total Securities Available for Sale	$395,720	$110	$(53,973)	$341,857

December 31, 2023		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government treasuries	$122,288	$35	$(615)	$121,708
U.S. Government agencies	45,131	-	(5,550)	39,581
Mortgage-backed securities/CMOs	179,920	171	(24,947)	155,144
Corporate bonds	19,680	1	(552)	19,129
Municipal bonds	104,265	31	(19,263)	85,033
Total Securities Available for Sale	$471,284	$238	$(50,927)	$420,595

As of March 31, 2024, there were $334.5 million or 279 issues of individual securities, held in an unrealized loss position. These securities have an unrealized loss of $54.0 million and consist of 117 mortgage-backed/collateralized mortgage obligations, 125 municipal bonds, 21 agency bonds, 5 treasury bonds and 11 corporate bonds.

Accrued interest receivable on AFS securities as of March 31, 2024 amounted to $2.0 million.

The following tables summarize all securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, for which no allowance for credit losses was recorded, at March 31, 2024, and December 31, 2023 (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
March 31, 2024	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government treasuries	$-	$-	$51,132	$(324)	$51,132	$(324)
U.S. Government agencies	10,099	(4)	29,128	(5,596)	39,227	(5,600)
Mortgage-backed/CMOs	-	-	143,997	(26,821)	143,997	(26,821)
Corporate bonds	-	-	19,164	(542)	19,164	(542)
Municipal bonds	432	(3)	80,579	(20,683)	81,011	(20,686)
	$10,531	$(7)	$324,000	$(53,966)	$334,531	$(53,973)

	Less than 12 Months		12 Months or More		Total
December 31, 2023	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government treasuries	$-	$-	$52,298	$(615)	$52,298	$(615)
U.S. Government agencies	10,090	(20)	29,490	(5,530)	39,580	(5,550)
Mortgage-backed/CMOs	-	-	150,045	(24,947)	150,045	(24,947)
Corporate bonds	-	-	19,129	(552)	19,129	(552)
Municipal bonds	-	-	82,140	(19,263)	82,140	(19,263)
	$10,090	$(20)	$333,102	$(50,907)	$343,192	$(50,927)

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

Impairment of debt securities occurs when the fair value of a security is less than its amortized cost. The Company has elected to exclude accrued interest receivable from the amortized cost basis. For debt securities AFS, impairment is recognized in its entirety in net income if either, (i) we intend to sell the security; or, (ii) it is more-likely-than-not that we will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not more-likely-than-not that the Company will be required to sell the security before recovery, the Company evaluates unrealized losses to determine whether a decline in fair value below amortized cost basis is a result of a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security, or other factors such as changes in market interest rates. If a credit loss exists, an ACL is recorded that reflects the amount of the impairment related to credit losses, limited by the amount by which the security’s amortized cost basis exceeds its fair value. Changes in the ACL are recorded in net income in the period of change and are included in the provision for credit losses. Changes in the fair value of debt securities AFS not resulting from credit losses are recorded in other comprehensive income (loss). The Company regularly reviews unrealized losses in its investments in securities and cash flows expected to be collected from impaired securities based on criteria including the extent to which market value is below amortized cost, the financial health of and specific prospects for the issuer, the Company’s intention with regard to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery.

Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality. In addition, issuers have continued to make timely payments of principal and interest. Accordingly, as of March 31, 2024, management believes the impairments detailed in the table above are temporary, and no credit loss has been realized in the Company’s consolidated income statement. Additionally, management has the ability to hold any security with an unrealized loss until maturity or until such time as the value of the security has recovered from its unrealized loss position.

Securities pledged as collateral to secure public deposits and to facilitate borrowing from the FRB had carrying values of $21.5 million and $21.8 million at March 31, 2024 and December 31, 2023, respectively.

During the three months ended March 31, 2024 and 2023, the Company sold AFS securities with a total book value of $39.6 million, incurring a pre-tax loss of $4 thousand, and AFS securities with a book value of $49.9 million incurring a loss of $206 thousand, respectively. Each of these sales was executed as the result of a strategic decision to reinvest proceeds into higher yielding assets.

Restricted securities are securities with limited marketability and consist of stock in the FRB, the Federal Home Loan Bank of Atlanta, CBB Financial Corporation (the holding company for Community Bankers' Bank) and an investment in an SBA loan fund. These restricted securities, totaling $6.2 million and $8.4 million as of March 31, 2024 and December 31, 2023, respectively, are carried at cost.

The amortized cost and fair value of AFS debt securities at March 31, 2024 are presented below based upon contractual maturities, by major investment categories (dollars in thousands). Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

	Amortized Cost	Fair Value
U.S. Government treasuries
One year or less	$49,956	$49,668
After one year to five years	1,500	1,464
	$51,456	$51,132
U.S. Government agencies
One year or less	$10,000	$9,996
After one year to five years	10,132	8,833
After five years to ten years	17,919	14,659
Ten years or more	4,000	2,963
	$42,051	$36,451
Mortgage-backed securities/CMOs
One year or less	$2,734	$2,685
After one year to five years	3,291	3,112
After five years to ten years	5,963	5,406
Ten years or more	166,397	140,457
	$178,385	$151,660
Corporate bonds
One year or less	$1,997	$1,976
After one year to five years	17,708	17,187
	$19,705	$19,163
Municipal bonds
One year or less	$610	$596
After one year to five years	3,201	3,104
After five years to ten years	21,324	19,641
Ten years or more	78,988	60,110
	$104,123	$83,451

Total Debt Securities Available for Sale	$395,720	$341,857

Note 4. Loans

The composition of the loan portfolio by major loan classifications at March 31, 2024 and December 31, 2023, stated at their face amount, net of deferred fees and costs and discounts, including fair value marks, appears below (dollars in thousands). The Company has elected to exclude accrued interest receivable, totaling $4.6 million as of March 31, 2024, from the amortized cost basis of loans.

	March 31,	December 31,
	2024	2023
Commercial	$182,568	$152,517
Real estate construction and land	33,371	33,682
1-4 family residential mortgages	316,502	317,558
Commercial mortgages	558,779	550,867
Consumer	36,948	38,041
Total loans	1,128,168	1,092,665
Less: Allowance for credit losses	(8,289)	(8,395)
Net loans	$1,119,879	$1,084,270

The balances in the table above include unamortized premiums and net deferred loan costs and fees. As of March 31, 2024 and December 31, 2023, unamortized premiums from purchases of loans (excluding loans acquired during the Merger) were $6.2 million, and $4.6 million, respectively, due primarily to purchases of government-guaranteed loans. Net deferred loan costs and fees totaled $2.5 million as of March 31, 2024 and December 31, 2023.

Consumer loans include $49 thousand and $252 thousand of demand deposit overdrafts as of March 31, 2024 and December 31, 2023, respectively.

Loans acquired in business combinations are recorded in the consolidated balance sheets at fair value at the acquisition date under the acquisition method of accounting. The fair value mark as of the Effective Date was $23.1 million. The table above includes a remaining net fair value mark of $8.8 million as of March 31, 2024 on the Acquired Loans.

The following table shows the aging of the Company's loan portfolio, by class, at March 31, 2024 (dollars in thousands):

	30-59 Days	60-89 Days	90 Days or More Past Due and Still Accruing	Nonaccrual Loans	Current Loans	Total Loans

Commercial	$4,143	$1	$783	$-	$177,641	$182,568
Real estate construction and land	-	-	-	-	33,371	33,371
1-4 family residential mortgages	1,004	208	-	1,792	313,498	316,502
Commercial mortgages	344	-	-	386	558,049	558,779
Consumer loans	172	57	93	-	36,626	36,948
Total Loans	$5,663	$266	$876	$2,178	$1,119,185	$1,128,168

The following table shows the aging of the Company's loan portfolio, by class, at December 31, 2023 (dollars in thousands):

	30-59 Days	60-89 Days	90 Days or More	Nonaccrual Loans	Current Loans	Total Loans

Commercial	$378	$369	$782	$-	$150,988	$152,517
Real estate construction and land	70	37	-	-	33,575	33,682
1-4 family residential mortgages	1,834	860	-	1,438	313,426	317,558
Commercial mortgages	6,304	-	-	414	544,149	550,867
Consumer loans	225	141	97	-	37,578	38,041
Total Loans	$8,811	$1,407	$879	$1,852	$1,079,716	$1,092,665

The following table shows the Company's amortized cost basis of loans on nonaccrual status as of March 31, 2024 (dollars in thousands). All nonaccrual loans are evaluated for an ACL on an individual basis. As of March 31, 2024, no nonaccrual loans required an ACL, and as of December 31, 2023, only one nonaccrual loan required an ACL, in the amount of $4 thousand, due to collateral value shortfall.

	CECL
	March 31, 2024
	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial	$-	$-	$-
Real estate construction and land	-	-	-
1-4 family residential mortgages	1,792	-	1,792
Commercial mortgages	386		386
Consumer	-	-	-
Total Loans	$2,178	$-	$2,178

The following table shows the Company's amortized cost basis of loans on nonaccrual status as of December 31, 2023 (dollars in thousands).

	CECL
	December 31, 2023
	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial	$-	$-	$-
Real estate construction and land	-	-	-
1-4 family residential mortgages	1,383	55	1,438
Commercial mortgages	414		414
Consumer	-	-	-
Total Loans	$1,797	$55	$1,852

From time to time, the Company modifies loans to borrowers who are experiencing financial difficulties by providing term extensions, interest rate reductions or other-than-insignificant payment delays. As the effect of most modifications is already included in the ACL due to the measurement methodologies used in its estimate, the ACL is typically not adjusted upon modification. During the three months ended March 31, 2024, one 1-4 family residential mortgage loan was modified for a borrower experiencing financial difficulties, in the amount of $703 thousand and representing 0.002% of this loan segment, by extending the interest-only term and maintaining the original interest rate. During the three months ended March 31, 2023, no loans were modified.

The Company closely monitors the performance of all modified loans to understand the effectiveness of its modification efforts. Upon determination, if applicable, that all or a portion of a modified loan is uncollectible, that amount is charged against the ACL. There were no payment defaults during the three months ended March 31, 2024 or 2023 of modified loans that were modified during the previous twelve months. All modified loans are current as of March 31, 2024; at March 31, 2023, all modified loans were current with the exception of two modified student loans totaling $60 thousand.

Note 5. Allowance for Credit Losses

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

Management has elected to perform an individual evaluation on all loans in nonaccrual status. As of March 31, 2024, after reviewing each loan in nonaccrual status, no specific reserve was deemed necessary. As of March 31, 2023, a specific reserve of $27 thousand was established.

The primary driver in the change in reserves from adoption date of January 1, 2023 to March 31, 2024 was the proportional increase in government-guaranteed loans which do not require an ACL.

The following table shows the ACL activity by loan portfolio for the three months ended March 31, 2024 (dollars in thousands):

	Commercial Loans	Real Estate Construction and Land	1-4 family residential mortgages	Commercial mortgages	Consumer Loans	Total
Allowance for Credit Losses:
Balance as of December 31, 2023	$193	$462	$1,492	$5,261	$987	$8,395
Charge-offs	-	-	-	-	(184)	(184)
Recoveries	13	-	4	1	49	67
Provision for (recovery of) credit losses	(30)	(51)	(9)	30	71	11
Balance as of March 31, 2024	$176	$411	$1,487	$5,292	$923	$8,289

The following table shows the ACL activity by loan portfolio at December 31, 2023 (dollars in thousands):

	Commercial Loans	Real Estate Construction and Land	1-4 Family residental Mortgages	Real Estate Mortgages	Consumer Loans	Total
Allowance for Loan Losses:
Balance as of beginning of year	$194	$221	$1,618	$2,820	$699	$5,552
Impact of ASC 326 adoption	(11)	440	14	1,577	471	2,491
Charge-offs	-	-	-	-	(721)	(721)
Recoveries	168	-	10	42	157	377
Provision for (recovery of) loan losses	(158)	(199)	(150)	822	381	696
Ending Balance	$193	$462	$1,492	$5,261	$987	$8,395

The following table presents a breakdown of the provision (recovery) for credit losses for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Provision for credit losses:
Provision for (recovery of) loan losses	$11	$(235)
Recovery of unfunded commitments	(33)	(13)
Total	$(22)	$(248)

The following table presents the Company's amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to those loans as of the periods indicated (dollars in thousands):

	March 31, 2024		December 31, 2023
	Real Estate Secured Loans	Allowance for Credit Losses - Loans	Real Estate Secured Loans	Allowance for Credit Losses - Loans
Commercial real estate - non owner occupied	$612	$-	$414	$-
Residential 1-4 family real estate	1,832	-	1,438	4
Total	$2,444	$-	$1,852	$4

The following table presents the Company's recorded investment in loans by credit quality indicators by year of origination as of March 31, 2024 (dollars in thousands). Current period gross write-off amounts represent write-offs for the three months ended March 31, 2024 (dollars in thousands):

	March 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Loans Converted to Term	Total
Commercial
Pass	$11,222	$107,434	$12,272	$2,509	$4,575	$23,551	$20,386	$-	$181,949
Watch	-	-	39	-	-	-	-	-	39
Special Mention	-	-	-	-	-	79	8	-	87
Substandard	-	-	91	-	132	220	50	-	493
Total commercial	$11,222	$107,434	$12,402	$2,509	$4,707	$23,850	$20,444	$-	$182,568
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-
.
Real estate construction and land
Pass	$246	$13,405	$11,656	$2,646	$1,696	$2,048	$-	$-	$31,697
Watch	-	-	-	-	-	286	-	-	286
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	1,344	-	-	-	44	-	-	1,388
Total real estate construction and land	$246	$14,749	$11,656	$2,646	$1,696	$2,378	$-	$-	$33,371
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-
.
1-4 family residential mortgages
Pass	$3,250	$17,230	$14,373	$54,978	$75,158	$107,674	$19,473	$598	$292,734
Watch	-	1,847	1,593	1,861	600	8,291	864	404	15,460
Special Mention	-	-	1,080	-	-	2,159	-	60	3,299
Substandard	15	-	251	815	1,290	2,141	396	101	5,009
Total 1-4 family residential mortgage	$3,265	$19,077	$17,297	$57,654	$77,048	$120,265	$20,733	$1,163	$316,502
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-
.
Commercial mortgages
Pass	$23,070	$106,606	$40,332	$45,718	$88,865	$212,742	$1,289	$-	$518,622
Watch	-	1,800	1,064	1,187	6,398	11,954	-	-	22,403
Special Mention	-	-	-	524	269	7,863	-	-	8,656
Substandard	-	-	-	1,805	4,679	2,614	-	-	9,098
Total commercial mortgages	$23,070	$108,406	$41,396	$49,234	$100,211	$235,173	$1,289	$-	$558,779
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass	$321	$1,137	$182	$374	$238	$19,411	$14,931	$-	$36,594
Watch	-	-	-	7	-	175	-	-	182
Special Mention	-	-	-	-	-	61	1	-	62
Substandard	15	1	-	-	-	93	1	-	110
Total consumer	$336	$1,138	$182	$381	$238	$19,740	$14,933	$-	$36,948
Current period gross write-off	$-	$-	$-	$-	$-	$184	$-	$-	$184

The following table presents the Company's recorded investment in loans by credit quality indicators by year of origination as of December 31, 2023 (dollars in thousands).

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Loans Converted to Term	Total
Commercial
Pass	$85,529	$12,344	$2,712	$4,989	$7,121	$16,873	$21,806	$112	$151,486
Watch	-	41	-	-	-	-	-	-	41
Special Mention	-	-	-	-	-	79	8	-	87
Substandard	-	97	1	135	53	212	50	355	903
Total commercial	$85,529	$12,482	$2,713	$5,124	$7,174	$17,164	$21,864	$467	$152,517
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real estate construction and land
Pass	$12,425	$11,748	$3,683	$1,717	$955	$1,293	$129	$-	$31,950
Watch	-	-	-	-	-	299	-	-	299
Special Mention	-	-	-	-	-	37	-	-	37
Substandard	1,351	-	-	-	-	45	-	-	1,396
Total real estate construction and land	$13,776	$11,748	$3,683	$1,717	$955	$1,674	$129	$-	$33,682
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-

1-4 family residential mortgages
Pass	$19,482	$14,712	$54,066	$74,539	$24,999	$85,836	$20,571	$524	$294,729
Watch	-	1,621	1,874	602	-	7,149	1,166	-	12,412
Special Mention	-	1,089	1,458	1,958	270	1,591	78	138	6,582
Substandard	-	-	55	1,194	97	2,094	395	-	3,835
Total 1-4 family residential mortgage	$19,482	$17,422	$57,453	$78,293	$25,366	$96,670	$22,210	$662	$317,558
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial mortgages
Pass	$112,093	$41,433	$46,315	$101,205	$45,809	$171,184	$1,502	$76	$519,617
Watch	-	-	1,196	166	165	14,188	-	-	15,715
Special Mention	-	-	391	278	-	4,130	-	-	4,799
Substandard	150	-	1,824	3,032	-	5,730	-	-	10,736
Total commercial mortgages	$112,243	$41,433	$49,726	$104,681	$45,974	$195,232	$1,502	$76	$550,867
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass	$1,149	$193	$420	$273	$107	$20,836	$14,710	$-	$37,688
Watch	-	-	7	-	9	190	-	-	206
Special Mention	-	-	-	-	-	132	1	5	138
Substandard	1	-	-	-	8	-	-	-	9
Total consumer	$1,150	$193	$427	$273	$124	$21,158	$14,711	$5	$38,041
Current period gross write-off	$-	$-	$19	$16	$28	$654	$4	$-	$721

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

Note 6. Goodwill and Other Intangible Assets

The carrying amount of goodwill was $7.8 million at March 31, 2024, December 31, 2023 and March 31, 2023, resulting from the Merger.

The Company had $4.8 million, $5.1 million and $6.2 million of other intangible assets as of March 31, 2024, December 31, 2023 and March 31, 2023, respectively. Other intangible assets were recognized in connection with the core deposits acquired from Fauquier in 2021. The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets (dollars in thousands):

	March 31, 2024		December 31, 2023		March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible	$9,660	$(4,910)	$9,660	$(4,567)	$9,660	$(3,465)

Amortization expense was $343 thousand and $391 thousand for the three months ended March 31, 2024 and 2023, respectively.

Estimated future amortization expense as of March 31, 2024 is as follows (dollars in thousands):

Core
Deposit
Intangible
For the nine months ending December 31, 2024	$958
For the year ending December 31, 2025	1,110
For the year ending December 31, 2026	918
For the year ending December 31, 2027	726
For the year ending December 31, 2028	535
Thereafter	503
Total	$4,750

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

The following tables present information about the Company’s leases (dollars in thousands):

	March 31, 2024	March 31, 2023
Lease liability	$6,451	$5,968
Right-of-use asset	$6,652	$6,336
Weighted average remaining lease term	5.06 years	5.12 years
Weighted average discount rate	2.71%	2.05%

	Three Months Ended March 31,
Lease Expense:	2024	2023
Operating lease cost	$429	$511
Short-term lease expense	12	123
Total lease expense	$441	$634
Cash paid for amounts included in lease liabilities	$388	$512

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Undiscounted Cash Flow	March 31, 2024
Nine months ending December 31, 2024	$1,194
Twelve months ending December 31, 2025	1,497
Twelve months ending December 31, 2026	1,158
Twelve months ending December 31, 2027	1,063
Twelve months ending December 31, 2028	942
Thereafter	1,195
Total undiscounted cash flows	$7,049
Less: Discount	(598)
Lease liability	$6,451

Note 8. Net Income Per Share

The table below shows the weighted average number of shares used in computing net income per common share and the effect of the weighted average number of shares of potential dilutive common stock for the three months ended March 31, 2024 and 2023. Diluted net income per share is computed based on the weighted average number of shares of common stock equivalents outstanding, to the extent dilutive. The Company’s common stock equivalents relate to outstanding common stock options. The recipients of unvested restricted shares have full voting and dividend rights, and as such, unvested restricted stock as of March 31, 2024 and March 31, 2023 is included in the calculation of basic and diluted net income per share (dollars below reported in thousands except per share data).

Three Months Ended	March 31, 2024			March 31, 2023
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic net income per share	$3,646	5,366,890	$0.68	$5,791	5,338,099	$1.08
Effect of dilutive stock options	-	13,191	-	-	37,520	-
Diluted net income per share	$3,646	5,380,081	$0.68	$5,791	5,375,619	$1.08

For the three months ended March 31, 2024, there were 117,601 option shares considered anti-dilutive and excluded from this calculation. For the three months ended March 31, 2023, there were 101,481 option shares considered anti-dilutive and excluded from this calculation.

Note 9. Stock Incentive Plans

At the Annual Shareholders Meeting on June 23, 2022, shareholders approved the Virginia National Bankshares Corporation 2022 Stock Incentive Plan. The 2022 Plan made available up to 150,000 shares of the Company’s common stock to be issued to plan participants. The 2022 Plan provides for granting of both incentive and nonqualified stock options, as well as restricted stock, unrestricted stock and other stock based awards. No new grants can be issued under the 2014 Stock Incentive Plan or the 2005 Stock Incentive Plan as those plans have expired.

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

A summary of the shares issued and available under each of the Plans is shown below as of March 31, 2024. Share data and exercise price range per share have been adjusted to reflect prior issued stock dividends. Although the 2014 Plan and the 2005 Plan have expired and no new grants will be issued under those plans, there were options issued before the plans expired that are still outstanding as shown below.

	2022 Plan	2014 Plan	2005 Plan
Aggregate shares issuable	150,000	275,625	253,575
Options issued, net of forfeited and expired options	(11,800)	(174,006)	(59,870)
Unrestricted stock issued	-	(11,635)	-
Restricted stock grants issued, net of forfeited	(44,212)	(83,653)	-
Cancelled due to Plan expiration	-	(6,331)	(193,705)
Remaining available for grant	93,988	-	-

Stock grants issued and outstanding:
Total vested and unvested shares	44,212	95,888	-
Fully vested shares	-	60,699	-

Option grants issued and outstanding:
Total vested and unvested shares	11,800	169,301	-
Fully vested shares	-	128,417	-

Exercise price range	$28.82 to $33.20	$23.75 to $42.62	$-

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

Stock Options

Changes in the stock options outstanding related to the Plans are summarized below (dollars in thousands except per share data):

	March 31, 2024
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2024	174,201	$33.94	$-
Issued	8,400	$33.20	-
Exercised	—	$—
Forfeited	(1,500)	$35.35	-
Expired	-	$-
Outstanding at March 31, 2024	181,101	$33.89	$359

Options exercisable at March 31, 2024	128,417	$35.48	$231

For the three months ended March 31, 2024 and 2023, the Company recognized $24 thousand and $42 thousand, respectively, in compensation expense for stock options. As of March 31, 2024, there was $221 thousand in unrecognized compensation expense remaining to be recognized in future reporting periods through 2028. The fair value of any stock option grant is estimated at the grant date using the Black-Scholes pricing model. There were stock options grants of 8,400 issued during the three months ended March 31, 2024. There were no stock option grants issued during the three months ended March 31, 2023.

Summary information pertaining to options outstanding at March 31, 2024 is shown below. Share and per share data have been adjusted to reflect the prior stock dividends issued.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$20.01 to $30.00	68,400	6.4 Years	$24.86	43,800	$24.82
$30.01 to $40.00	55,220	7.1 Years	36.00	27,136	37.58
$40.01 to $42.62	57,481	4.1 Years	42.62	57,481	42.62
Total	181,101	6.0 Years	$33.89	128,417	$35.48

Stock Grants

Restricted stock grants – 25,280 restricted shares were granted to employees and non-employee directors, vesting over a four-year period, during the three months ended March 31, 2024. For the three months ended March 31, 2024, $171 thousand, was expensed as a result of restricted stock grants. As of March 31, 2024, there was $2.3 million in unrecognized compensation expense for all restricted stock grants remaining to be recognized in future reporting periods through 2028.

Changes in the restricted stock grants outstanding during the three months ended March 31, 2024 are summarized below (dollars in thousands except per share data):

	March 31, 2024
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested as of January 1, 2024	62,721	$32.56	$1,888
Issued	25,280	30.05	761
Vested	(8,600)	32.21	(259)
Forfeited	-	-	-
Nonvested at March 31, 2024	79,401	$31.80	$2,390

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

The following tables present the balances measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (dollars in thousands):

		Fair Value Measurements at March 31, 2024 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government treasuries	$51,132	$-	$51,132	$-
U.S. Government agencies	36,451	-	36,451	-
Mortgage-backed securities/CMOs	151,660	-	151,660	-
Corporate bonds	19,163	-	19,163	-
Municipal bonds	83,451	-	83,451	-
Total securities available for sale	$341,857	$-	$341,857	$-

		Fair Value Measurements at December 31, 2023 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government treasuries	$121,708	$-	$121,708	$-
U.S. Government agencies	39,581	-	39,581	-
Mortgage-backed securities/CMOs	155,144	-	155,144	-
Corporate bonds	19,129	-	19,129
Municipal bonds	85,033	-	85,033	-
Total securities available for sale	$420,595	$-	$420,595	$-

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

There were no assets that were measured at fair value on a nonrecurring basis as of March 31, 2024. The following table presents the Company's assets that were measured at fair value on a nonrecurring basis as of December 31, 2023:

		Fair Value Measurements at December 31, 2023 Using:
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

The Company uses the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis. The carrying values and estimated fair values of the Company's financial instruments as of March 31, 2024 and December 31, 2023 are as follows (dollars in thousands):

		Fair Value Measurements at March 31, 2024 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$45,493	$45,493	$-	$-	$45,493
Available for sale securities	341,857	-	341,857	-	341,857
Restricted securities	6,192	-	6,192	-	6,192
Loans, net	1,119,879	-	-	1,043,780	1,043,780
Bank owned life insurance	39,179	-	39,179	-	39,179
Accrued interest receivable	6,594	-	1,994	4,600	6,594

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$1,082,415	$-	$1,082,415	$-	$1,082,415
Certificates of deposit	349,557	-	349,853	-	349,853
FHLB Borrowings	20,000	-	20,046	-	20,046
Junior subordinated debt, net	3,471	-	3,471	-	3,471
Accrued interest payable	2,314	-	2,314	-	2,314

		Fair Value Measurements at December 31, 2023 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$28,390	$28,390	$-	$-	$28,390
Available for sale securities	420,595	-	420,595	-	420,595
Restricted securities	8,385	-	8,385	-	8,385
Loans, net	1,084,270	-	-	1,029,359	1,029,359
Bank owned life insurance	38,904	-	38,904	-	38,904
Accrued interest receivable	6,179	-	1,916	4,263	6,179

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$1,090,517	$-	$1,090,517	$-	$1,090,517
Certificates of deposit	318,581	-	318,768	-	318,768
Federal funds purchased	3,462	3,462			3,462
Borrowings	66,500		66,360		66,360
Junior subordinated debt, net	3,459	-	3,459	-	3,459
Accrued interest payable	2,143	-	2,143	-	2,143

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

Note 11. Other Comprehensive Income (Loss)

The following table presents the changes in each component of accumulated other comprehensive income (loss) as of March 31, 2024 and March 31, 2023 (dollars in thousands).

	AFS Securities	Total
Accumulated other comprehensive loss at December 31, 2023	$(40,044)	$(40,044)

Other comprehensive loss arising during the period	(3,179)	(3,179)
Related income tax effects	668	668
	(2,511)	(2,511)

Reclassification into net income	4	4
Related income tax effects	(1)	(1)
	3	3

Accumulated other comprehensive loss at March 31, 2024	$(42,552)	$(42,552)

	AFS Securities	Interest Rate Swap	Total
Accumulated other comprehensive loss at December 31, 2022	$(49,024)	$400	$(48,624)

Other comprehensive income (loss) arising during the period	7,605	(46)	7,559
Related income tax effects	(1,597)	9	(1,588)
	6,008	(37)	5,971

Reclassification into net income	206	(460)	(254)
Related income tax effects	(43)	97	54
	163	(363)	(200)

Accumulated other comprehensive loss at March 31, 2023	$(42,853)	$-	$(42,853)

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

Cash flow hedges. The Company designates interest rate swaps as cash flow hedges when they are used to manage exposure to variability in cash flows on variable rate borrowings such as the Company’s junior subordinated debt. These interest rate swaps are derivative financial instruments that manage the risk of variability in cash flows by exchanging variable-rate interest payments on a notional amount of the Company’s borrowings for fixed-rate interest payments. Interest rate swaps designated as cash flow hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable-rate interest payments, and the Company assesses the effectiveness of each hedging relationship quarterly. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. At December 31, 2022, the Company had a designated cash flow hedge to manage its exposure to variability in cash flows on one variable rate borrowing through 2036. In anticipation of terminating the borrowing position, such hedge position was liquidated in the first quarter of 2023 for a gain of $479 thousand. There were no hedges in place as of March 31, 2024 or March 31, 2023.

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

Note 13. Segment Reporting

For the financial periods noted in this report, the Company has three reportable segments. Each reportable segment is a strategic business unit that offers different products and services. They are managed separately, because each segment appeals to different markets and, accordingly, require different technology and marketing strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies provided earlier in this report.

The three reportable segments are:

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
•
Masonry Capital - Masonry Capital offers investment management services for separately managed accounts and a private investment fund employing a value-based, catalyst-driven investment strategy. Revenue for this segment is generated from management fees that are derived from Assets Under Management and incentive income that is based on the investment returns generated on performance-based Assets Under Management. Effective April 1, 2024, the Company sold the membership interests in Masonry Capital Management, LLC to an officer of the Company. Subsequent to the date of sale, the Company will receive an annual revenue-share amount for a period of six years. No expenses will be incurred by the Company related to Masonry Capital subsequent to the effective date of sale.

Segment information for the three months ended March 31, 2024 and 2023 is shown in the following tables (dollars in thousands). Note that asset information is not reported below, as the assets of VNB Trust & Estate Services are reported at the Bank level; also, assets specifically allocated to the lines of business other than the Bank are insignificant and are no longer provided to the chief operating decision maker.

Three months ended March 31, 2024	Bank	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$10,936	$-	$-	$10,936
Recovery of credit losses	(22)	-	-	(22)
Noninterest income	1,684	304	190	2,178
Noninterest expense	8,270	349	200	8,819
Income (loss) before income taxes	4,372	(45)	(10)	4,317
Provision for (benefit from) income taxes	683	(10)	(2)	671
Net income (loss)	$3,689	$(35)	$(8)	$3,646

Three months ended March 31, 2023	Bank	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$13,413	$-	$-	$13,413
Provision for credit losses	(248)	-	-	(248)
Noninterest income	1,855	260	161	2,276
Noninterest expense	8,370	309	182	8,861
Income (loss) before income taxes	7,146	(49)	(21)	7,076
Provision for (benefit from) income taxes	1,299	(10)	(4)	1,285
Net income (loss)	$5,847	$(39)	$(17)	$5,791

Note 14. Sale of Masonry Capital Management, LLC

Effective April 1, 2024, the Company sold the membership interests in Masonry Capital Management, LLC to an officer of the Company. Subsequent to the date of sale, the Company will receive an annual revenue-share amount for a period of six years. No expenses will be incurred by the Company related to Masonry Capital subsequent to the effective date of sale. The sale of this business line did not meet the requirements for classification of discontinued operations, as the sale did not represent a strategic shift in the Company's operations or plans and will not have a major effect on the Company's future operations or financial results.

Note 15. Share Repurchase Plan

During the second quarter of 2023, the Board of Directors approved a share repurchase plan of up to 5% of outstanding common stock. Repurchases may be made through open market purchases or in privately negotiated transactions. The actual timing, number, and value of shares repurchased under the plan will be determined by a committee of the Board.

During the first quarter of 2024, the Company repurchased 874 shares under this plan at an average price of $29.60 per share. Through May 14, 2024, a total of 20,350 shares have been repurchased at an average price of $27.42 year-to-date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements, and notes thereto, of Virginia National Bankshares Corporation included in this report and the audited consolidated financial statements, and notes thereto, of the Company included in the Company’s Form 10-K for the year ended December 31, 2023. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results for the year ending December 31, 2024 or any future period.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT COULD AFFECT FUTURE RESULTS

Certain statements in this release may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, statements with respect to the Company’s operations, performance, future strategy and goals, and are often characterized by use of qualified words such as “expect,” “believe,” “estimate,” “project,” “anticipate,” “intend,” “will,” “should,” or words of similar meaning or other statements concerning the opinions or judgment of the Company and its management about future events. While Company management believes such statements to be reasonable, future events and predictions are subject to circumstances that are not within the control of the Company and its management. Actual results may differ materially from those included in the forward-looking statements due to a number of factors, including, without limitation, the effects of and changes in: inflation, interest rates, market and monetary fluctuations; liquidity and capital requirements; market disruptions including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises, war and other military conflicts or other major events, the governmental and societal responses thereto, or the prospect of these events; changes, particularly declines, in general economic and market conditions in the local economies in which the Company operates, including the effects of declines in real estate values; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; the impact of changes in laws, regulations and guidance related to financial services including, but not limited to, taxes, banking, securities and insurance; changes in accounting principles, policies and guidelines; the financial condition of the Company’s borrowers; the Company's ability to attract, hire, train and retain qualified employees; an increase in unemployment levels; competitive pressures on loan and deposit pricing and demand; fluctuation in asset quality; assumptions underlying the Company’s ACL; the value of securities held in the Company's investment portfolio; performance of assets under management; cybersecurity threats or attacks and the development and maintenance of reliable electronic systems; changes in technology and their impact on the marketing of new products and services and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services; the risks and uncertainties described from time to time in the Company’s press releases and filings with the SEC; and the Company’s performance in managing the risks involved in any of the foregoing. Many of these factors and additional risks and uncertainties are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and other reports filed from time to time by the Company with the Securities and Exchange Commission. These statements speak only as of the date made, and the Company does not undertake to update any forward-looking statements to reflect changes or events that may occur after this release.

OVERVIEW

Our primary financial goal is to maximize the Company’s earnings to increase long-term shareholder value. We monitor three key financial performance measures to determine our success in realizing this goal: 1) return on average assets, 2) return on average equity, and 3) net income per share.

•
ROAA for the three months ended March 31, 2024 was 0.91% compared to 1.48% realized in the same period in the prior year, as net income was lower in the current period as compared to the same period in the prior year.
•
ROAE for the three months ended March 31, 2024 was 9.57% compared to 17.57% realized in same period in the prior year.
•
Net income per diluted share was $0.68 for the three months ended March 31, 2024, compared to $1.08 for the same period in the prior year. The period over period declines were due to the decrease in net income.

We also manage our capital levels through growth, quarterly cash dividends, share repurchases, when prudent, while maintaining a strong capital position. During the second quarter of 2023, the Board of Directors approved a share repurchase plan of up to 5% of outstanding common stock. Repurchases may be made through open market purchases or in privately negotiated transactions. The actual timing, number, and value of shares repurchased under the program will be determined by a committee of the Board. During the first quarter of 2024, the Company repurchased 874 shares under this program. Through May 13, 2024, a total of 20,350 shares have been repurchased.

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

For additional information regarding critical accounting policies, refer to the Application of Critical Accounting Policies and Critical Accounting Estimates section under Item 7 in the Company’s 2023 Form 10-K.

FINANCIAL CONDITION

Total assets

The total assets of the Company as of March 31, 2024 were $1.6 billion. This is a $26.5 million, or 1.6%, decrease from total assets reported at December 31, 2023 and a $48.0 million, or 3.1%, increase from total assets reported at March 31, 2023. The deposit declines experienced during the first half of 2023 as a result of the strategic decision to hold rates steady in the last quarter of 2022 reversed themselves in the last half of 2023, and the Company has continued to recognize measured deposit growth through the first quarter of 2024. As a result, decreases within overnight investments and the securities portfolio which were funding outflow in the first half of 2023 are now funding loan growth. Deposit balances increased $22.9 million, or 1.6%, from December 31, 2023 to March 31, 2024.

Interest-bearing deposits in other banks

The Company had $10.6 million of interest-bearing deposits in other banks as of March 31, 2024, compared to $10.3 million as of December 31, 2023 and $15.6 million as of March 31, 2023. During the first six months of 2023, declines in customer deposit balances were largely funded by liquidation of interest-bearing deposits in other banks. During the quarter ended March 31, 2024, interest-bearing deposits in other banks have remained steady, with deposit growth and investment maturities funding other customer demands.

Federal funds sold

The Company had $27.7 million in overnight Federal funds sold as of March 31, 2024, compared to no overnight Federal funds sold as of December 31, 2023 and $12 thousand as of March 31, 2023. Any excess funds are sold on a daily basis in the federal funds market. The Company monitors liquidity on a daily basis to ensure that it maintains sufficient liquidity to meet its funding commitments at all times.

The Company participates in the Excess Balance Account of the Federal Reserve Bank of Richmond. The EBA is a limited-purpose account at the FRB for the maintenance of excess cash balances held by financial institutions. The EBA eliminates the potential of concentration risk that comes with depositing excess balances with one or multiple correspondent banks.

Securities

The Company’s investment securities portfolio as of March 31, 2024 totaled $348.0 million, a decrease of $80.9 million compared with the $429.0 million reported at December 31, 2023 and a $150.5 million decrease from the $498.5 million reported at March 31, 2023. A security in the amount of $1.5 million which matured on March 31, 2024 was reclassified as a receivable resulting in an increase in other assets, as the proceeds were received after quarter-end. The decrease from year-end and the prior year was part of a strategic decision to reinvest proceeds into higher yielding assets. At March 31, 2024 and December 31, 2023, the investment securities holdings represented 21.5% and 26.1% of the Company’s total assets, respectively.

The Company’s investment securities portfolio included restricted securities totaling $6.2 million as of March 31, 2024, compared to $8.4 million as of December 31, 2023 and $5.8 million as of March 31, 2023. These securities represent stock in the FRB, the FHLB, CBB Financial Corporation (the holding company for Community Bankers' Bank), and an investment in an SBA loan fund. The level of FRB and FHLB stock that the Company is required to hold is determined in accordance with membership guidelines provided by the Federal Reserve and the FHLB, respectively. Stock ownership in the bank holding company for Community Bankers’ Bank provides the Company with several benefits that are not available to non-shareholder correspondent banks. None of these restricted securities are traded on the open market and can only be redeemed by the respective issuer.

At March 31, 2024, the unrestricted securities portfolio totaled $341.9 million. The following table summarizes the Company's AFS securities by type as of March 31, 2024, December 31, 2023, and March 31, 2023 (dollars in thousands):

	March 31, 2024		December 31, 2023		March 31, 2023
		% of		% of		% of
	Balance	Total	Balance	Total	Balance	Total
U.S. Government treasuries	$51,132	15.0%	$121,708	29.0%	$194,569	39.5%
U.S. Government agencies	36,451	10.7%	39,581	9.4%	29,225	5.9%
Mortgage-backed securities/CMOs	151,660	44.3%	155,144	36.9%	165,628	33.6%
Corporate bonds	19,163	5.6%	19,129	4.5%	18,784	3.8%
Municipal bonds	83,451	24.4%	85,033	20.2%	84,554	17.2%
Total available for sale securities	$341,857	100.0%	$420,595	100.0%	$492,760	100.0%

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

Total loans were $1.1 billion as of March 31, 2024 and December 31, 2023, compared to $940.0 million at March 31, 2023. Loans as a percentage of total assets at March 31, 2024 were 69.7%, compared to 59.8% as of March 31, 2023. Loans as a percentage of deposits at March 31, 2024 were 78.8%, compared to 67.3% as of March 31, 2023.

The following table summarizes the Company's loan portfolio by type of loan as of March 31, 2024, December 31, 2023, and March 31, 2023 (dollars in thousands):

	March 31, 2024		December 31, 2023		March 31, 2023
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial loans	$182,568	16.1%	$152,517	13.9%	$72,601	7.7%
Real estate mortgage:
Construction and land	33,371	3.0%	33,682	3.1%	34,493	3.7%
1-4 family residential mortgages	316,502	28.1%	317,558	29.1%	317,794	33.8%
Commercial	558,779	49.6%	550,867	50.5%	471,602	50.2%
Total real estate mortgage	908,652	80.7%	902,107	82.7%	823,889	87.7%
Consumer	36,948	3.2%	38,041	3.4%	43,467	4.6%
Total loans	$1,128,168	100.0%	$1,092,665	100.0%	$939,957	100.0%

Loan balances increased by $35.5 million or 3.2% from December 31, 2023 to March 31, 2024. During the first quarter of 2024, the Company funded $27.0 million in organic loan production and purchased $34.2 million in government guaranteed loans. Paydowns and normal amortization of $25.7 million partially offset the loans funded during the first quarter of the current year.

The following table details the Company's levels of non-owner occupied commercial real estate as of March 31, 2024, along with the average loan size and % of risk ratings for each category (dollars in thousands):

Loan Type	Balance	% of Total CRE	Average Loan Size	Special Mention	Sub- standard	Nonaccrual
Hotels	$40,444	14.17%	$5,056	0.00%	0.00%	0.00%
Office Building	66,442	23.27%	791	0.00%	0.00%	0.00%
Warehouses/Industrial	52,907	18.53%	2,035	0.00%	1.16%	0.73%
Retail	103,292	36.18%	1,693	0.04%	0.00%	0.00%
Day Cares / Schools	12,569	4.40%	1,257	3.01%	0.00%	0.00%
All Other Commercial Buildings	9,827	3.44%	893	0.00%	0.00%	0.00%
Total Non-Owner Occupied CRE	$285,481

Loan quality

The Company continues to experience extremely low levels of NPAs, as a result of strict underwriting standards and practices. However, the economic environment in the Company's lending footprint could be impacted as persistent inflation, higher interest rates, and other signs of recession materialize, which could increase NPAs in future periods.

Nonaccruals - Nonaccrual loans, comprised of nine loans to seven borrowers, totaled $2.2 million at March 31, 2024, compared to balances of $1.9 million and $1.2 million reported at December 31, 2023 and March 31, 2023, respectively.

Past Due Loans - The Company had loans in its portfolio totaling $876 thousand, $879 thousand and $69 thousand, as of March 31, 2024, December 31, 2023 and March 31, 2023, respectively, that were 90 or more days past due and still accruing interest as the Company deemed them to be collectible. The past due balance as of March 31, 2024 is comprised of two loans totaling $783 thousand which are 100% government-guaranteed, and five student loans totaling $93 thousand.

Troubled Loan Modifications - The Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, effective January 1, 2023 on a prospective basis. During the three months ended March 31, 2024, one loan was modified for a borrower experiencing financial difficulties, totaling $703 thousand; as of March 31, 2024, the Company had TLMs totaling $1.0 million.

Management identifies potential problem loans through its periodic loan review process and considers potential problem loans as those loans classified as special mention, substandard, or doubtful.

Allowance for Credit Losses

The relationship of the ACL to total loans and nonaccrual loans appears below (dollars in thousands):

	March 31, 2024	December 31, 2023	March 31, 2023
Total loans	$1,128,168	$1,092,665	$939,957
Nonaccrual loans	$2,178	$1,852	$1,228
Allowance for credit losses	$8,289	$8,395	$7,772
Nonaccrual loans to total loans	0.19%	0.17%	0.13%
ACL to total loans	0.73%	0.77%	0.83%
ACL to nonaccrual loans	380.58%	453.29%	632.90%

The ACL on loans as a percentage of loans was 0.73% as of March 31, 2024, 0.77% as of December 31, 2023, and 0.83% as of March 31, 2023. The fair value mark that was allocated to the acquired loans was $21.3 million as of the Effective Date, with a remaining balance of $8.8 million as of March 31, 2024.

Provision for (recoveries of) credit losses totaling $11 thousand and ($235) thousand were recorded in the three months ended March 31, 2024 and 2023, respectively. The following is a summary of the changes in the ACL for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	2024	2023
Allowance for loan losses, December 31 of prior year	$8,395	$5,552
Impact of adoption of CECL, January 1, 2023	-	2,491
Charge-offs	(184)	(136)
Recoveries	67	100
Provision for (recovery of) credit losses	11	(235)
Allowance for credit losses, March 31	$8,289	$7,772

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

Management reviews the ACL on a quarterly basis to ensure it is adequate based upon the calculated probable losses inherent in the portfolio. Management believes the ACL was adequately provided for as of March 31, 2024 and acknowledges that the ACL may increase throughout the year as economic conditions may continue to deteriorate for the foreseeable future.

Premises and equipment

The Company’s premises and equipment, net of depreciation, as of March 31, 2024 totaled $15.9 million compared to $16.2 million as of December 31, 2023 and $17.7 million as of March 31, 2023, decreasing from prior year first quarter due to the sale of a branch facility in 2023. Premises and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed by the straight-line method based on the estimated useful lives of assets. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, assets and related accumulated depreciation are removed from the books, and any resulting gain or loss is charged to income.

As of March 31, 2024, the Company occupied fourteen full-service banking facilities throughout Albemarle, Fauquier and Prince William counties and the cities of Charlottesville, Richmond, Manassas and Winchester, Virginia. The Company also operates a drive-through location at 301 East Water Street, Charlottesville, Virginia.

The five-story office building at 404 People Place, Charlottesville, Virginia, located in Albemarle County, also serves as the Company’s corporate headquarters and operations center. VNB Trust & Estate Services is located at 103 Third Street, SE, Charlottesville, Virginia.

Both the Arlington Boulevard facility in Charlottesville and the People Place facility in Albemarle County also contain office space that is currently under lease to tenants.

Leases

As of March 31, 2024, the Company has recorded $6.7 million of right-of-use assets and $6.5 million of lease liabilities, in accordance with ASU 2016-02 “Leases” (Topic 842). As of December 31, 2023, $6.7 million of right-of-use assets and $6.5 million of lease liabilities were included on the balance sheet. Right-of-use assets are assets that represent the Company’s right to use, or control the use of, a specified asset for the lease term, offset by the lease liability, which is the Company’s obligation to make lease payments arising from a lease, measured on a discounted basis.

Deposits

Deposit accounts represent the Company’s primary source of funds and are comprised of demand deposits, interest-bearing checking, money market, and savings accounts as well as time deposits. These deposits have been provided predominantly by individuals, businesses and charitable organizations in the Commonwealth of Virginia.

Total deposits as of March 31, 2024 were $1.4 billion, a decrease of $22.9 million compared to December 31, 2023, and a decrease of $34.7 million compared to March 31, 2023 (dollars in thousands). As stated above, during 2022, the Company made a strategic decision to delay increasing rates paid on deposit accounts. As a result, the Company experienced expected declines in deposit balances during 2022 and the first half of 2023. Since then, deposit balances have continued to increase modestly as a result of renewed emphasis on relationship banking.

	March 31, 2024		December 31, 2023		March 31, 2023
		% of		% of		% of
	Balance	Total	Balance	Total	Balance	Total
No cost and low cost deposits:
Noninterest demand deposits	$382,315	26.7%	$372,857	26.5%	$448,094	32.1%
Interest checking accounts	284,789	19.9%	305,541	21.7%	360,652	25.8%
Money market and savings deposit accounts	415,311	29.0%	412,119	29.2%	418,795	30.0%

Total noninterest and low cost deposit accounts	1,082,415	75.6%	1,090,517	77.4%	1,227,541	87.9%

Time deposit accounts:
Certificates of deposit	341,542	23.8%	311,378	22.1%	165,591	11.8%
CDARS deposits	8,015	0.6%	7,203	0.5%	4,128	0.3%
Total certificates of deposit and other time deposits	349,557	24.4%	318,581	22.6%	169,719	12.1%

Total deposit account balances	$1,431,972	100.0%	$1,409,098	100.0%	$1,397,260	100.0%

Noninterest-bearing demand deposits on March 31, 2024 were $382.3 million, representing 26.7% of total deposits. Interest-bearing transaction, money market, and savings accounts totaled $700.1 million, and represented 48.9% of total deposits at March 31, 2024. Collectively, noninterest-bearing and interest-bearing transaction, money market and savings accounts represented 75.6% of total deposit accounts at March 31, 2024. These account types are an excellent source of low-cost funding for the Company.

The Company also offers insured cash sweep deposit products. ICS® deposit balances of $31.2 million and $112.8 million are included in the interest checking accounts and in the money market and savings deposit accounts balances, respectively, in the table above, as of March 31, 2024. As of December 31, 2023, ICS® deposit balances of $44.2 million and $107.4 million are included in the interest checking accounts and in the money market and savings deposit account balances, respectively. All ICS® accounts consist of reciprocal balances for the Company’s customers. The Company currently holds no brokered or specialty CDs.

The remaining 24.4% of total deposits consisted of certificates of deposit and other time deposit accounts totaling $349.6 million at March 31, 2024, increasing over the balances as of December 31, 2023 as a result of several interest rate promotions that the Bank continued in the first quarter of 2024. Included in these deposit totals are CDARSTM, whereby depositors can obtain FDIC deposit insurance on account balances of up to $50 million. CDARSTM deposits totaled $8.0 million as of March 31, 2024 and $7.2 million as of December 31, 2023, all of which were reciprocal balances for the Company’s customers.

As of March 31, 2024 and December 31, 2023, the estimated amounts of uninsured deposits were $366.8 million, or 25.6% and $360.0 million, or 25.5% of total deposits, respectively.

Federal funds purchased

The Company purchased no federal funds as of March 31, 2024, $3.5 million at December 31, 2023 and no federal funds at March 31, 2023. As noted in the Federal funds sold section previously, any excess funds are sold on a daily basis in the federal funds market and Federal funds are purchased as needed to meet liquidity needs.

Borrowings

Borrowings, consisting primarily of FHLB advances and Federal funds purchased, are additional sources of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company's ability to earn a favorable spread on the funds obtained.

As of March 31, 2024, based on the FHLB’s evaluation, the Company has an available credit position of $411 million, for which access can be negotiated based on multiple factors. The Company currently has a collateral dependent line of credit with the FHLB for $90.2 million, secured by commercial mortgages, with borrowings of $20.0 million as of March 31, 2024. As of December 31, 2023, there were $66.5 million in outstanding borrowings with the FHLB. At March 31, 2023, the Company had a $30.0 million letter of credit issued in favor of the Commonwealth of Virginia Department of the Treasury to secure public fund depository accounts. The letter of credit was secured under the collateral dependent line of credit described above and was retired in the second quarter of 2023.

Additional borrowing arrangements maintained by the Company include formal unsecured federal funds lines with six major regional correspondent banks for a total of $119.0 million and a secured line with the Federal Reserve discount window in the amount of $4.0 million, based on the market value of the collateral. See above for outstanding balances in Federal funds purchased as of the dates presented.

Junior Subordinated Debt

In 2006, a subsidiary of Fauquier, Fauquier Statutory Trust II, privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Fauquier’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. As of March 31, 2024 and December 31, 2023, total capital securities were $3.5 million, as adjusted to fair value as of the date of the Merger. Historically, the interest rate on the capital security reset every three months at 1.70% above the then current three-month LIBOR and was paid quarterly. With the cessation of LIBOR, on September 13, 2023, the rate converted to a spread adjustment of 0.03% plus a margin of 1.70% above the three-month CME Term SOFR.

The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

Shareholders' equity and regulatory capital ratios

The following table displays the changes in shareholders' equity for the Company from December 31, 2023 to March 31, 2024 (dollars in thousands):

Equity, December 31, 2023	$153,040
Net income	3,646
Other comprehensive loss	(2,508)
Cash dividends declared	(1,770)
Shares repurchased	(26)
Equity increase due to expensing of stock options	24
Equity increase due to expensing of restricted stock	171
Equity, March 31, 2024	$152,577

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

The Company’s Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios were 17.67%, 17.67%, 18.49% and 11.24%, respectively, as of March 31, 2024, thus exceeding the minimum requirements. The Bank’s Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios were 17.48%, 17.48%, 18.29% and 11.17%, respectively, as of March 31, 2024, also exceeding the minimum requirements.

As of March 31, 2024, the Bank exceeded all of the following minimum capital ratios in order to be considered “well capitalized” under the PCA regulations, as revised: (i) a common equity Tier 1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%.

RESULTS OF OPERATIONS

Non-GAAP presentations

The accounting and reporting policies of the Company conform to GAAP and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of the Company’s performance. These include tangible book value per share, tangible equity and the following fully-taxable equivalent measures: net interest income-FTE, efficiency ratio-FTE and net interest margin-FTE. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21 percent that was applicable for all periods presented.

Management believes that the use of these non-GAAP measures provides meaningful information about operating performance by enhancing comparability with other financial periods, other financial institutions, and between different sources of interest income. The non-GAAP measures used by management enhance comparability by excluding the effects of (1) items that do not reflect ongoing operating performance, (2) balances of intangible assets, including goodwill, that vary significantly between institutions, and (3) tax benefits that are not consistent across different opportunities for investment. These non-GAAP financial measures should not be considered an alternative to GAAP-basis financial statements, and other banks and bank holding companies may define or calculate these or similar measures differently. Net income is discussed in Management’s Discussion and Analysis on a GAAP basis unless noted as “non-GAAP.”

A reconcilement of the non-GAAP financial measures used by the Company to evaluate and measure the Company's performance to the most directly comparable GAAP financial measures is presented below (dollars in thousands, except for the per share data):

	As of or for the Three Months Ended
	March 31, 2024	March 31, 2023
Fully tax-equivalent measures
Net interest income	$10,936	$13,413
Fully tax-equivalent adjustment	87	87
Net interest income (FTE)	$11,023	$13,500

Efficiency ratio	67.2%	56.5%
Fully tax-equivalent adjustment	-0.4%	-0.4%
Efficiency ratio (FTE)	66.8%	56.1%

Net interest margin	2.91%	3.69%
Fully tax-equivalent adjustment	0.02%	0.02%
Net interest margin (FTE)	2.93%	3.71%

Other financial measures
Book value per share	$28.31	$26.51
Impact of intangible assets	(2.32)	(2.62)
Tangible book value per share (non-GAAP)	$25.99	$23.89

Total equity	$152,577	$141,497
Impact of intangible assets	(12,518)	(13,963)
Tangible equity	$140,059	$127,534

Net income

Net income for the three months ended March 31, 2024 was $3.6 million, a $2.1 million decrease compared to $5.8 million reported for the three months ended March 31, 2023. Net income per diluted share was $0.68 for the three months ended March 31, 2024 compared to $1.08 per diluted share for the same period in the prior year.

Net interest income

Net interest margin (FTE) is the ratio of net interest income (FTE) to average earning assets for the period. The level of interest rates, together with the volume and mix of earning assets and interest-bearing liabilities, impact net interest income (FTE) and net interest margin (FTE).

Net interest income (FTE) for the three months ended March 31, 2024 was $11.0 million, a $2.5 million decrease compared to net interest income (FTE) of $13.5 million for the three months ended March 31, 2023. The increase in average loan balances, from $932.8 million for the three months ended March 31, 2023 to $1.1 billion for the three months ended March 31, 2024, positively impacted interest income by $2.5 million. This metric was however negatively impacted by the decrease in the average balances of securities, decreasing from $514.5 million in the three months ended March 31, 2023 to $370.3 in the three months ended March 31, 2024, negatively impacting interest income (FTE) by $1.1 million period over period. Interest expense increased $4.7 million, also negatively impacting net interest margin (FTE), compared to the same period in the prior year. The net interest margin (FTE) of 2.93% for the three months ended March 31, 2024 was 78 bps lower than the 3.71% for the three months ended March 31, 2023. Overall, the cost of interest-bearing deposits increased period over period, from a cost of 109 bps to 273 bps. A $3.4 million increase in average balances of time deposit product with premium rates drove interest expense higher for the first 3 months of 2024. The cost of Federal funds purchased positively impacted net interest margin (FTE) by $158 thousand compared to the same period in the prior year due to reduced average balances while the cost of borrowings negatively impacted net interest margin (FTE) by $52 thousand as compared to the same period in the prior year due to increased average balances.

Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP net interest margin.

The following tables detail the average balance sheet, including an analysis of net interest income (FTE) for earning assets and interest-bearing liabilities, for the three months ended March 31, 2024 and 2023. These tables also include rate/volume analyses for these same periods (dollars in thousands).

Consolidated Average Balance Sheet and Analysis of Net Interest Income

	For the Three Months Ended
	March 31, 2024			March 31, 2023			Change in Interest Income/ Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to : [4]		Total
	Balance	Income/	Yield/Cost	Balance	Income/	Yield/Cost	Volume	Rate	Increase/
		Expense			Expense				(Decrease)
ASSETS
Interest Earning Assets:
Securities:
Taxable Securities	$303,736	$2,277	3.00%	$447,428	$3,018	2.70%	$(1,049)	$308	$(741)
Tax Exempt Securities [1]	66,589	413	2.48%	67,083	414	2.47%	(3)	2	(1)
Total Securities [1]	370,325	2,690	2.91%	514,511	3,432	2.67%	(1,052)	310	(742)
Loans:
Real Estate	905,485	12,543	5.57%	816,742	11,140	5.53%	1,227	176	1,403
Commercial	174,377	2,424	5.59%	72,035	874	4.92%	1,406	144	1,550
Consumer	37,708	694	7.40%	44,057	753	6.93%	(114)	55	(59)
Total Loans	1,117,570	15,661	5.64%	932,834	12,767	5.55%	2,519	375	2,894
Federal funds sold	17,624	239	5.45%	10	—	0.00%	—	239	239
Other interest-bearing deposits	8,405	57	2.73%	28,262	258	3.70%	(108)	(93)	(201)
Total Earning Assets	1,513,924	18,647	4.95%	1,475,617	16,457	4.52%	1,359	831	2,190
Less: Allowance for Credit Losses	(8,413)			(8,091)
Total Non-Earning Assets	109,862			114,477
Total Assets	$1,615,373			$1,582,003

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$282,825	$71	0.10%	$361,894	$89	0.10%	$(20)	$2	$(18)
Money Market and Savings Deposits	411,973	2,922	2.85%	448,870	1,773	1.60%	(157)	1,306	1,149
Time Deposits	341,083	4,050	4.78%	127,386	648	2.06%	1,895	1,507	3,402
Total Interest-Bearing Deposits	1,035,881	7,043	2.73%	938,150	2,510	1.09%	1,718	2,815	4,533
Borrowings	42,154	486	4.64%	27,848	326	4.75%	(63)	11	(52)
Federal funds purchased	495	7	5.69%	5,130	60	4.74%	160	(2)	158
Junior subordinated debt	3,465	88	10.21%	3,417	61	7.24%	1	27	28
Total Interest-Bearing Liabilities	1,081,995	7,624	2.83%	974,545	2,957	1.23%	1,816	2,851	4,667
Non-Interest-Bearing Liabilities:
Demand deposits	368,535			464,801
Other liabilities	11,537			8,989
Total Liabilities	1,462,067			1,448,335
Shareholders' Equity	153,306			133,668
Total Liabilities & Shareholders' Equity	$1,615,373			$1,582,003
Net Interest Income (FTE)		$11,023			$13,500		$(457)	$(2,020)	$(2,477)
Interest Rate Spread [2]			2.12%			3.29%
Cost of Funds			2.11%			0.83%
Interest Expense as a Percentage of Average Earning Assets			2.03%			0.81%
Net Interest Margin (FTE) [3]			2.93%			3.71%

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

The Company believes that higher interest rates will continue to have a positive effect on yields of variable rate loans, new loan originations and purchases/reinvestment of AFS securities. The Company also understands that the cost of deposits may increase as competition for deposits increases and as time deposits reprice at maturity. A portion of the Company’s funding may continue to be drawn from borrowings in the near term, also resulting in a higher cost of funds. The effect of these factors on the Corporation’s net interest margin (FTE) will depend on a number of factors, including the Company’s ability to continue to increase the loan portfolio, compete for deposits and manage its borrowings. The Company can give no assurance as to the timing or extent of further increases in market interest rates or the impact of rising interest rates or any other factor on the Company's net interest margin (FTE). Alternatively, if market interest rates begin to decline, the Company’s net interest margin (FTE) may be adversely affected as the Company generally expects its assets to reprice more quickly than its deposits and borrowings.

Provision for credit losses

A recovery of provision for credit losses of $22 thousand was recognized during the three months ended March 31, 2024 compared to a recovery of provision for loan losses of $248 thousand recognized during the three months ended March 31, 2023. The first quarter 2024 recovery of provision for credit losses was comprised of $11 thousand of provision for loan losses and $33 thousand of recovery for provision for losses on unfunded commitments.

A significant portion of the increase in loan balances in the first quarter of 2024 was attributable to the purchase of government-guaranteed loans which do not require an ACL. No changes have been made to the qualitative factor methodology since January 1, 2023.

Further discussion of management’s assessment of the ACL is provided earlier in the report and in Note 5 – Allowance for Credit Losses, found in the Notes to the Consolidated Financial Statements. In management’s opinion, the ACL was adequately provided for at March 31, 2024. The ACL calculation, provision for credit losses, asset quality and collateral values may be significantly impacted by deterioration in economic conditions. Should economic conditions worsen, we could experience further increases in our required ACL and record additional provision for credit loss exposure.

Noninterest income

The components of noninterest income for the three months ended March 31, 2024 and 2023 are shown below (dollars in thousands):

	For the Three Months Ended		Variance
	March 31, 2024	March 31, 2023	$	%
Noninterest income:
Wealth management fees	$426	$404	$22	5.4%
Deposit account fees	387	401	(14)	-3.5%
Debit/credit card and ATM fees	488	571	(83)	-14.5%
Bank owned life insurance income	275	252	23	9.1%
Gains (losses) on sale of assets	39	(1)	40	-
Gain on early redemption of debt	379	-	379	-
Gain on termination of interest swap	-	460	(460)	-
Loss on sales of AFS, net	(4)	(206)	202	-98.1%
Other	188	395	(207)	-52.4%
Total noninterest income	$2,178	$2,276	$(98)	-4.3%

Noninterest income for the three months ended March 31, 2024 of $2.2 million was $98 thousand or 4.3% less than the amount recorded for the three months ended March 31, 2023, due primarily to the fact that the gain on the termination of the interest rate swap that occurred in the first quarter of 2023 was $81 thousand more than the gain on the early redemption of debt in the first quarter of 2024.

Noninterest expense

The components of noninterest expense for the three months ended March 31, 2024 and 2023 are shown below (dollars in thousands):

	For the Three Months Ended		Variance
	March 31, 2024	March 31, 2023	$	%
Noninterest expense:
Salaries and employee benefits	$4,152	$4,051	$101	2.5%
Net occupancy	972	1,179	(207)	-17.6%
Equipment	171	218	(47)	-21.6%
Bank franchise tax	340	324	16	4.9%
Computer software	208	202	6	3.0%
Data processing	739	742	(3)	-0.4%
FDIC deposit insurance assessment	195	100	95	95.0%
Marketing, advertising and promotion	248	375	(127)	-33.9%
Professional fees	252	192	60	31.3%
Core deposit intangible amortization	343	391	(48)	-12.3%
Other	1,199	1,087	112	10.3%
Total noninterest expense	$8,819	$8,861	$(42)	-0.5%

Noninterest expense for the quarter ended March 31, 2024 of $8.8 million was $42 thousand or 0.5% lower than the quarter ended March 31, 2023. This decrease is primarily due to reduced occupancy expense of $207 thousand after closing a branch and a reduction of marketing expenses of $127 thousand.

The efficiency ratio (FTE) was 66.8% for the three months ended March 31, 2024 compared to 56.1% for the same quarter of 2023, due predominantly to the decrease in net interest income (FTE), as described above. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP efficiency ratio.

Provision for Income Taxes

For the three months ended March 31, 2024 and 2023, the Company provided $671 thousand and $1.3 million for Federal income taxes, respectively, resulting in effective income tax rates of 15.5% and 18.2%, respectively, declining due to the application of prior period tax adjustments. For each period, the effective income tax rate differed from the U.S. statutory rate of 21% due to the recognition of low-income housing tax credits and the effect of tax-exempt income from municipal bonds and bank owned life insurance policies.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

During the quarter ended March 31, 2024, there have been no material changes from the risk factors described in the Company’s Form 10-K for the year ended December 31, 2023. The risks described may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that are currently considered not to be material also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Sales of Unregistered Securities - None

(b) Use of Proceeds - Not Applicable

(c) Issuer Purchases of Securities

Stock Repurchase Program; Other Repurchases

On June 28, 2023, the Company's Board of Directors approved a share repurchase plan of up to 5% of outstanding common stock. The program was announced in a Current Report on Form 8-K on July 17, 2023. The first repurchases of stock under this plan occurred in February 2024. The following table discloses shares of our common stock repurchased during the three months ended March 31, 2024:

	Total Number of Shares Repurchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (2)
January 2024	-	$-	-	268,299
February 2024	874	29.60	874	267,425
March 2024	-	-	-	267,425
	874	$29.60	874

(1) The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.

(2) Based on 5% of outstanding shares as of June 28, 2023.

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline eXtensible Business Reporting Language, pursuant to Rule 405 of Regulation S-T (1): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Shareholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101.0)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA NATIONAL BANKSHARES CORPORATION
(Registrant)

/s/ Glenn W. Rust
Glenn W. Rust
President and Chief Executive Officer (principal executive officer)

Date:	May 15, 2024

/s/ Tara Y. Harrison
Tara Y. Harrison
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)
Date:	May 15, 2024