Form 10-Q
period 2024-06-30
Virginia National Bankshares Corp
filed 2024-08-14
CIK 1572334

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes ☐ No ☒

As of August 12, 2024, the registrant had 5,370,912 shares of common stock, $2.50 par value per share, outstanding.

VIRGINIA NATIONAL BANKSHARES CORPORATION

FORM 10-Q

Glossary of Acronyms and Defined Terms
2005 Plan	-	2005 Stock Incentive Plan
2014 Plan	-	2014 Stock Incentive Plan
2022 Plan	-	2022 Stock Incentive Plan
ACL	-	Allowance for credit losses
Acquired Loans	-	Loans acquired from Fauquier
AFS	-	Available for sale
ALLL	-	Allowance for loan and lease losses
ALM	-	Asset liability management
ASC	-	Accounting Standards Codification
ASC 326	-	ASU 2016-13, Financial Instruments and Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASC 820	-	ASC 820, Fair Value Measurements and Disclosures
ASU	-	Accounting Standards Update
ATM	-	Automated teller machine
the Bank	-	Virginia National Bank
bps	-	Basis points
CD	-	Certificate of deposit
CDARS™	-	Certificates of Deposit Account Registry Service
CECL	-	Current expected credit losses
CME	-	Chicago Mercantile Exchange
CMO	-	Collateralized mortgage obligation
the Company	-	Virginia National Bankshares Corporation and its subsidiaries
CRE	-	Commercial real estate
DCF	-	Discounted cash flow
EBA	-	Excess Balance Account
Effective Date	-	April 1, 2021
Exchange Act	-	Securities Exchange Act of 1934, as amended
Fauquier	-	Fauquier Bankshares, Inc. and its subsidiaries
FASB	-	Financial Accounting Standards Board
Federal Reserve	-	Board of Governors of the Federal Reserve System
Federal Reserve Bank or FRB	-	Federal Reserve Bank of Richmond
FHLB	-	Federal Home Loan Bank of Atlanta
FOMC	-	Federal Open Market Committee
Form 10-K	-	Annual Report on Form 10-K for the year ended December 31, 2023
FTE	-	Fully taxable equivalent
GAAP or U.S. GAAP	-	Accounting principles generally accepted in the United States
ICS®	-	Insured Cash Sweep®
IRR	-	Interest rate risk
LIBOR	-	London Interbank Offering Rate
Masonry Capital	-	Masonry Capital Management, LLC
Merger	-	Mergers of Fauquier Bankshares, Inc. and The Fauquier Bank with and into the Company and the Bank, respectively
NPA	-	Nonperforming assets
OREO	-	Other real estate owned
OTTI	-	Other than temporary impairment
PCA	-	Prompt Corrective Action
PCD	-	Purchased loan with credit deterioration
PCI	-	Purchased credit impaired
the Plans	-	2005 Stock Incentive Plan, 2014 Stock Incentive Plan and 2022 Stock Incentive Plan
Reorganization	-	Reorganization Agreement Plan of Share Exchange dated March 6, 2013 between the Bank and the Company
ROAA	-	Return on Average Assets
ROAE	-	Return on Average Equity
SBA	-	Small Business Administration
SEC	-	U.S. Securities and Exchange Commission
SOFR	-	Secured Overnight Financing Rate
TLM	-	Troubled loan modification

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	June 30, 2024	December 31, 2023 *
ASSETS	Unaudited
Cash and due from banks	$8,785	$18,074
Interest-bearing deposits in other banks	8,515	10,316
Securities:
Available for sale, at fair value	284,698	420,595
Restricted securities, at cost	6,667	8,385
Total securities	291,365	428,980
Notes receivable gross	1,158,214	1,092,665
Financing receivable allowance for credit losses	(8,028)	(8,395)
Notes receivable net	1,150,186	1,084,270
Premises and equipment, net	15,818	16,195
Bank owned life insurance	39,468	38,904
Goodwill	7,768	7,768
Core deposit intangible, net	4,418	5,093
Right of use asset, net	6,287	6,748
Deferred tax asset, net	15,860	15,382
Accrued interest receivable and other assets	25,350	14,287
Total assets	$1,573,820	$1,646,017
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest bearing	$357,931	$372,857
Interest bearing	257,365	305,541
Money market and savings deposit accounts	423,055	412,119
Certificates of deposit and other time deposits	335,490	318,581
Total deposits	1,373,841	1,409,098
Federal funds purchased	2,438	3,462
Borrowings	30,000	66,500
Junior subordinated debt, net	3,483	3,459
Lease liability	6,102	6,504
Accrued interest payable and other liabilities	3,792	3,954
Total liabilities	1,419,656	1,492,977
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, $2.50 par value	-	-
Common stock, $2.50 par value	13,256	13,258
Capital surplus	105,935	106,045
Retained earnings	77,961	73,781
Accumulated other comprehensive loss	(42,988)	(40,044)
Total shareholders' equity	154,164	153,040
Total liabilities and shareholders' equity	$1,573,820	$1,646,017
Common shares outstanding	5,370,912	5,365,982
Common shares authorized	10,000,000	10,000,000
Preferred shares outstanding	-	-
Preferred shares authorized	2,000,000	2,000,000

* Derived from audited Consolidated Financial Statements

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest and dividend income:
Loans, including fees	$16,242	$14,894	$31,903	$27,661
Federal funds sold	160	10	399	10
Other interest-bearing deposits	58	119	115	378
Investment securities:
Taxable	1,776	2,876	3,935	5,826
Tax exempt	327	329	653	656
Dividends	100	104	218	171
Total interest and dividend income	18,663	18,332	37,223	34,702

Interest expense:
Demand deposits	68	106	139	195
Money market and savings deposits	2,952	2,197	5,874	3,970
Certificates and other time deposits	3,982	1,776	8,032	2,424
Interest expense borrowings	388	439	874	766
Federal funds purchased	9	32	16	91
Junior subordinated debt	83	79	171	140
Total interest expense	7,482	4,629	15,106	7,586
Net interest income	11,181	13,703	22,117	27,116
Provision for (recovery of) credit losses	(338)	261	(360)	13
Net interest income after provision for (recovery of) credit losses	11,519	13,442	22,477	27,103

Noninterest income:
Wealth management fees	240	397	666	801
Deposit account fees	338	399	725	800
Debit/credit card and ATM fees	523	636	1,011	1,207
Bank owned life insurance income	289	261	564	513
Gains (losses) on sale of assets	(3)	-	36	-
Gain on early redemption of debt	-	-	379	-
Gain on termination of interest swap	-	-	-	460
Loss on sales of AFS, net	-	-	(4)	(206)
Other	304	352	492	746
Total noninterest income	1,691	2,045	3,869	4,321

Noninterest expense:
Salaries and employee benefits	3,850	4,062	8,002	8,113
Net occupancy	865	929	1,837	2,108
Equipment	167	176	338	394
Bank franchise tax	345	313	685	637
Computer software	276	203	484	405
Data processing	579	806	1,318	1,548
FDIC deposit insurance assessment	180	220	375	320
Marketing, advertising and promotion	157	275	405	650
Professional fees	190	198	442	390
Core deposit intangible amortization	332	379	675	770
Other	1,181	1,003	2,380	2,090
Total noninterest expense	8,122	8,564	16,941	17,425

Income before income taxes	5,088	6,923	9,405	13,999
Provision for income taxes	929	1,272	1,600	2,557
Net income	$4,159	$5,651	$7,805	$11,442
Net income per common share, basic	$0.77	$1.05	$1.45	$2.14
Net income per common share, diluted	$0.77	$1.05	$1.45	$2.13
Weighted average common shares outstanding, basic	5,377,055	5,357,873	5,371,972	5,348,040
Weighted average common shares outstanding, diluted	5,385,770	5,375,073	5,382,980	5,375,545

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income	$4,159	$5,651	$7,805	$11,442
Other comprehensive (loss) income:
Unrealized (losses) gains on securities, net of tax benefit of ($116) and ($783) for the three and six months ended June 30, 2024, respectively, and net of tax of ($831) and $766 for the three and six months ended June 30, 2023, respectively	(436)	(3,127)	(2,947)	2,881
Reclassification adjustment for realized gain on termination of interest rate swap, net of tax of $97 for the six months ended June 30, 2023	—	—	—	(363)
Reclassification adjustment for realized losses on securities, net of tax of $1 and $43 for the six months ended June 30, 2024 and 2023, respectively	—	—	3	163
Unrealized losses on interest rate swaps, net of tax benefit of ($9) for the six months ended June 30, 2023	—	—	—	(37)
Total other comprehensive (loss) income	(436)	(3,127)	(2,944)	2,644
Total comprehensive income	$3,723	$2,524	$4,861	$14,086

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Dollars in thousands, except per share data)

(Unaudited)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2022	$13,214	$105,344	$63,482	$(48,624)	$133,416
Exercise of stock options	3	15	-	-	18
Stock option expense	-	42	-	-	42
Restricted stock grant expense	-	111	-	-	111
Vested restricted stock grants	21	(21)	-	-	-
Cash dividends declared ($0.33 per share)	-	-	(1,762)	-	(1,762)
Impact of adoption of CECL	-	-	(1,890)	-	(1,890)
Net income	-	-	5,791	-	5,791
Other comprehensive income	-	-	-	5,771	5,771
Balance, March 31, 2023	$13,238	$105,491	$65,621	$(42,853)	$141,497
Stock option expense	-	68	-	-	68
Restricted stock grant expense	-	120	-	-	120
Vested stock grants	12	(12)	-	-	-
Cash dividends declared ($0.30 per share)	-	-	(1,770)	-	(1,770)
Net income	-	-	5,651	-	5,651
Other comprehensive loss	-	-	-	(3,127)	(3,127)
Balance, June 30, 2023	$13,250	$105,667	$69,502	$(45,980)	$142,439

Balance, December 31, 2023	$13,258	$106,045	$73,781	$(40,044)	$153,040
Stock option expense	-	24	-	-	24
Restricted stock grant expense	-	171	-	-	171
Vested restricted stock grants	21	(21)	-	-	-
Shares repurchased	(2)	(24)	-	-	(26)
Cash dividends declared ($0.33 per share)	-	-	(1,770)	-	(1,770)
Net income	-	-	3,646	-	3,646
Other comprehensive loss	-	-	-	(2,508)	(2,508)
Balance, March 31, 2024	$13,277	$106,195	$75,657	$(42,552)	$152,577
Stock option expense	-	35	-	-	35
Restricted stock grant expense	-	217	-	-	217
Vested restricted stock grants	28	(28)	-	-	-
Shares repurchased	(49)	(484)	-	-	(533)
Cash dividends declared ($0.33 per share)	-	-	(1,772)	-	(1,772)
Net income	-	-	4,159	-	4,159
Adjustment for Masonry Capital distribution			(83)		(83)
Other comprehensive loss	-	-	-	(436)	(436)
Balance, June 30, 2024	$13,256	$105,935	$77,961	$(42,988)	$154,164

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the six months ended
	June 30, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,805	$11,442
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Recovery of credit losses	(360)	13
Net accretion of certain acquisition-related adjustments	(1,139)	(4,671)
Amortization of intangible assets	675	770
Net amortization (accretion) of securities	120	(1,117)
Net losses on sale of AFS	4	206
Net gain on early redemption of debt	(379)	-
Net gains on sale of assets	(36)	-
Earnings on bank owned life insurance	(564)	(513)
Depreciation and other amortization	1,479	1,654
Stock option expense	59	110
Stock grant expense	388	231
Net change in:
Accrued interest receivable and other assets	(10,859)	344
Accrued interest payable and other liabilities	(443)	1,648
Net cash (used in) provided by operating activities	(3,250)	10,117

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in restricted investments	1,718	(2,301)
Purchase of available for sale securities	-	(10,000)
Proceeds from maturities, calls, sales and principal payments of available for sale securities	132,041	78,930
Net change in loans	(64,393)	(34,282)
Proceeds from sale of premises and equipment	104	962
Purchase of bank premises and equipment	(428)	(501)
Net cash provided by investing activities	69,042	32,808

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand deposits, money market and savings accounts	(52,166)	(240,112)
Net change in certificates of deposit and other time deposits	16,909	109,856
Net change in Federal funds purchased	(1,024)	20,503
Net change in other borrowings	(36,500)	59,666
Proceeds from termination of interest swap	-	479
Proceeds from stock options exercised	-	18
Repurchase of shares of stock	(559)	-
Cash dividends paid	(3,542)	(3,532)
Net cash used in financing activities	(76,882)	(53,122)
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(11,090)	$(10,197)

CASH AND CASH EQUIVALENTS:
Beginning of period	$28,390	$40,136
End of period	$17,300	$29,939

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$15,127	$2,705
Taxes	$1,530	$2,134
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized (losses) gains on available for sale securities	$(3,727)	$3,852
Initial right-of-use assets obtained in exchange for new operating lease liabilities	281	-

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2024

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

Basis of Presentation: The preparation of financial statements in conformity with GAAP and the reporting guidelines prescribed by regulatory authorities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the ACL, accounting for business combinations, including loans acquired in the business combination, ACL on individually evaluated loans, goodwill impairment, credit losses of securities, other intangible assets, and fair value measurements. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Refer to Note 1, "Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in the 2023 Annual Report on Form 10-K for a discussion of the Company's significant accounting policies. Other accounting standards that have been issued by the FASB or other standards-setting bodies are not currently expected to have a material effect on the Company's financial position, results of operations or cash flows.

Note 3. Securities

The amortized cost and fair values of securities available for sale as of June 30, 2024 and December 31, 2023 were as follows (dollars in thousands):

June 30, 2024		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government treasuries	$11,495	$-	$(62)	$11,433
U.S. Government agencies	32,055	-	(5,518)	26,537
Mortgage-backed/CMOs	172,852	68	(26,835)	146,085
Corporate bonds	18,731	-	(487)	18,244
Municipal bonds	103,981	5	(21,587)	82,399
Total Securities Available for Sale	$339,114	$73	$(54,489)	$284,698

December 31, 2023		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government treasuries	$122,288	$35	$(615)	$121,708
U.S. Government agencies	45,131	-	(5,550)	39,581
Mortgage-backed/CMOs	179,920	171	(24,947)	155,144
Corporate bonds	19,680	1	(552)	19,129
Municipal bonds	104,265	31	(19,263)	85,033
Total Securities Available for Sale	$471,284	$238	$(50,927)	$420,595

As of June 30, 2024, there were $278.5 million or 274 issues of individual securities, held in an unrealized loss position. These securities have an unrealized loss of $54.5 million and consist of 117 mortgage-backed/collateralized mortgage obligations, 126 municipal bonds, 19 agency bonds, 2 treasury bonds and 10 corporate bonds.

Accrued interest receivable on AFS securities as of June 30, 2024 amounted to $1.7 million.

The following tables summarize all securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, for which no allowance for credit losses was recorded, at June 30, 2024, and December 31, 2023 (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
June 30, 2024	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government treasuries	$-	$-	$11,432	$(62)	$11,432	$(62)
U.S. Government agencies	-	-	29,208	(5,518)	29,208	(5,518)
Mortgage-backed/CMOs	-	-	139,131	(26,835)	139,131	(26,835)
Corporate bonds	-	-	18,244	(487)	18,244	(487)
Municipal bonds	939	(5)	79,542	(21,582)	80,481	(21,587)
	$939	$(5)	$277,557	$(54,484)	$278,496	$(54,489)

	Less than 12 Months		12 Months or More		Total
December 31, 2023	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government treasuries	$-	$-	$52,298	$(615)	$52,298	$(615)
U.S. Government agencies	10,090	(20)	29,490	(5,530)	39,580	(5,550)
Mortgage-backed/CMOs	-	-	150,045	(24,947)	150,045	(24,947)
Corporate bonds	-	-	19,129	(552)	19,129	(552)
Municipal bonds	-	-	82,140	(19,263)	82,140	(19,263)
	$10,090	$(20)	$333,102	$(50,907)	$343,192	$(50,927)

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

Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality. In addition, issuers have continued to make timely payments of principal and interest. Accordingly, as of June 30, 2024, management believes the impairments detailed in the table above are temporary, and no credit loss has been realized in the Company’s consolidated statements of income. Additionally, management has the ability to hold any security with an unrealized loss until maturity or until such time as the value of the security has recovered from its unrealized loss position.

Securities pledged as collateral to secure public deposits and to facilitate borrowing from the FRB had carrying values of $21.6 million and $21.8 million at June 30, 2024 and December 31, 2023, respectively.

During the six months ended June 30, 2024 and 2023, the Company sold AFS securities with a total book value of $39.6 million, incurring a pre-tax loss of $4 thousand, and AFS securities with a book value of $49.9 million incurring a loss of $206 thousand, respectively. Each of these sales was executed as the result of a strategic decision to reinvest proceeds into higher yielding assets.

Restricted securities are securities with limited marketability and consist of stock in the FRB, the Federal Home Loan Bank of Atlanta, CBB Financial Corporation (the holding company for Community Bankers' Bank) and an investment in an SBA loan fund. These restricted securities, totaling $6.7 million and $8.4 million as of June 30, 2024 and December 31, 2023, respectively, are carried at cost.

The amortized cost and fair value of AFS debt securities at June 30, 2024 are presented below based upon contractual maturities, by major investment categories (dollars in thousands). Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

	Amortized Cost	Fair Value
U.S. Government treasuries
One year or less	$11,495	$11,433
After one year to five years	-	-
	$11,495	$11,433
U.S. Government agencies
One year or less	$—	$—
After one year to five years	10,133	8,878
After five years to ten years	17,922	14,715
Ten years or more	4,000	2,944
	$32,055	$26,537
Mortgage-backed/CMOs
One year or less	$1,791	$1,773
After one year to five years	3,275	3,115
After five years to ten years	5,891	5,341
Ten years or more	161,895	135,856
	$172,852	$146,085
Corporate bonds
One year or less	$4,953	$4,871
After one year to five years	13,778	13,373
	$18,731	$18,244
Municipal bonds
One year or less	$610	$600
After one year to five years	3,202	3,093
After five years to ten years	22,892	20,791
Ten years or more	77,277	57,915
	$103,981	$82,399

Total Debt Securities Available for Sale	$339,114	$284,698

Note 4. Loans

The composition of the loan portfolio by major loan classifications at June 30, 2024 and December 31, 2023, stated at their face amount, net of deferred fees and costs and discounts, including fair value marks, appears below (dollars in thousands). The Company has elected to exclude accrued interest receivable, totaling $4.9 million as of June 30, 2024, from the amortized cost basis of loans.

	June 30,	December 31,
	2024	2023
Commercial	$222,677	$152,517
Real estate construction and land	36,908	33,682
1-4 family residential mortgages	307,055	317,558
Commercial mortgages	553,455	550,867
Consumer	38,119	38,041
Total loans	1,158,214	1,092,665
Less: Allowance for credit losses	(8,028)	(8,395)
Net loans	$1,150,186	$1,084,270

The balances in the table above include unamortized premiums and net deferred loan costs and fees. As of June 30, 2024 and December 31, 2023, unamortized premiums from purchases of loans (excluding loans acquired during the Merger) were $8.7 million, and $4.6 million, respectively, due primarily to purchases of government-guaranteed loans. Net deferred loan costs and fees totaled $2.5 million as of June 30, 2024 and December 31, 2023.

Consumer loans include $261 thousand and $252 thousand of demand deposit overdrafts as of June 30, 2024 and December 31, 2023, respectively.

Loans acquired in business combinations are recorded in the consolidated balance sheets at fair value at the acquisition date under the acquisition method of accounting. The fair value mark as of the Effective Date was $23.1 million. The table above includes a remaining net fair value mark of $8.2 million as of June 30, 2024 on the Acquired Loans.

The following table shows the aging of the Company's loan portfolio, by class, at June 30, 2024 (dollars in thousands):

	30-59 Days	60-89 Days	90 Days or More Past Due and Still Accruing	Nonaccrual Loans	Current Loans	Total Loans

Commercial	$2,582	$23	$1,533	$-	$218,539	$222,677
Real estate construction and land	-	-	-	-	36,908	36,908
1-4 family residential mortgages	868	433	-	2,008	303,746	307,055
Commercial mortgages	-	-	-	357	553,098	553,455
Consumer loans	146	121	63	-	37,789	38,119
Notes Receivable Gross	$3,596	$577	$1,596	$2,365	$1,150,080	$1,158,214

The following table shows the aging of the Company's loan portfolio, by class, at December 31, 2023 (dollars in thousands):

	30-59 Days	60-89 Days	90 Days or More	Nonaccrual Loans	Current Loans	Total Loans

Commercial	$378	$369	$782	$-	$150,988	$152,517
Real estate construction and land	70	37	-	-	33,575	33,682
1-4 family residential mortgages	1,834	860	-	1,438	313,426	317,558
Commercial mortgages	6,304	-	-	414	544,149	550,867
Consumer loans	225	141	97	-	37,578	38,041
Notes Receivable Gross	$8,811	$1,407	$879	$1,852	$1,079,716	$1,092,665

The following table shows the Company's amortized cost basis of loans on nonaccrual status as of June 30, 2024 (dollars in thousands). All nonaccrual loans are evaluated for an ACL on an individual basis. As of June 30, 2024, no nonaccrual loans required an ACL, and as of December 31, 2023, only one nonaccrual loan required an ACL, in the amount of $4 thousand, due to collateral value shortfall.

	June 30, 2024
	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial	$-	$-	$-
Real estate construction and land	-	-	-
1-4 family residential mortgages	2,008	-	2,008
Commercial mortgages	357		357
Consumer	-	-	-
Notes Receivable Gross	$2,365	$-	$2,365

The following table shows the Company's amortized cost basis of loans on nonaccrual status as of December 31, 2023 (dollars in thousands).

	December 31, 2023
	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial	$-	$-	$-
Real estate construction and land	-	-	-
1-4 family residential mortgages	1,383	55	1,438
Commercial mortgages	414		414
Consumer	-	-	-
Notes Receivable Gross	$1,797	$55	$1,852

Troubled loan modifications

From time to time, the Company modifies loans to borrowers who are experiencing financial difficulties by providing term extensions, interest rate reductions or other-than-insignificant payment delays. As the effect of most modifications is already included in the ACL due to the measurement methodologies used in its estimate, the ACL is typically not adjusted upon modification. During the first quarter of 2024, one 1-4 family residential mortgage loan was modified for a borrower experiencing financial difficulties, in the amount of $703 thousand and representing 0.002% of this loan segment, by extending the interest-only term and maintaining the original interest rate. During the three months ended June 30, 2024 and the three and six months ended June 30, 2023, no loans were modified.

The Company closely monitors the performance of all modified loans to understand the effectiveness of its modification efforts. Upon determination, if applicable, that all or a portion of a modified loan is uncollectible, that amount is charged against the ACL. There were no payment defaults during the three and six months ended June 30, 2024 or 2023 of modified loans that were modified during the previous twelve months. All modified loans are current as of June 30, 2024 and June 30, 2023.

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

Management has elected to perform an individual evaluation on all loans in nonaccrual status. As of June 30, 2024, after reviewing each loan in nonaccrual status, no specific reserve was deemed necessary. As of December 31, 2023, a specific reserve of $4 thousand was established.

The primary driver in the change in reserves from December 31, 2023 to June 30, 2024 was the proportional increase in government-guaranteed loans which do not require an ACL. Balances in government-guaranteed loans have increased $74.6 million from December 31, 2023 to June 30, 2024 and have increased $130.2 million year-over-year. Such loans are 100% government-guaranteed and do not require an ACL.

The following table shows the ACL activity by loan portfolio for the six months ended June 30, 2024 (dollars in thousands):

	Commercial Loans	Real Estate Construction and Land	1-4 Family Residential Mortgages	Commercial Mortgages	Consumer Loans	Total
Allowance for Credit Losses:
Balance as of December 31, 2023	$193	$462	$1,492	$5,261	$987	$8,395
Charge-offs	-	-	-	-	(184)	(184)
Recoveries	13	-	4	1	49	67
Provision for (recovery of) credit losses	(30)	(51)	(9)	30	71	11
Balance as of March 31, 2024	$176	$411	$1,487	$5,292	$923	$8,289
Charge-offs	(104)	-	-	-	(71)	(175)
Recoveries	382	-	3	1	47	433
Provision for (recovery of) credit losses	201	275	664	(1,748)	89	(519)
Balance as of June 30, 2024	$655	$686	$2,154	$3,545	$988	$8,028

The following table shows the ACL activity by loan portfolio at December 31, 2023 (dollars in thousands):

	Commercial Loans	Real Estate Construction and Land	1-4 Family Residential Mortgages	Real Estate Mortgages	Consumer Loans	Total
Allowance for Credit Losses:
Balance as of beginning of year, January 1, 2023	$194	$221	$1,618	$2,820	$699	$5,552
Impact of ASC 326 adoption	(11)	440	14	1,577	471	2,491
Charge-offs	-	-	-	-	(721)	(721)
Recoveries	168	-	10	42	157	377
Provision for (recovery of) credit losses	(158)	(199)	(150)	822	381	696
Ending Balance, December 31, 2023	$193	$462	$1,492	$5,261	$987	$8,395

The following table presents a breakdown of the provision (recovery) for credit losses for the periods indicated (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Provision for credit losses:
Provision for (recovery of) loan losses	$(519)	$216	$(508)	$(19)
Provision for unfunded commitments	181	45	148	32
Total	$(338)	$261	$(360)	$13

The following table presents the Company's amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to those loans as of the periods indicated (dollars in thousands):

	June 30, 2024		December 31, 2023
	Real Estate Secured Loans	Allowance for Credit Losses - Loans	Real Estate Secured Loans	Allowance for Credit Losses - Loans
Commercial real estate - non owner occupied	$357	$-	$414	$-
Residential 1-4 family real estate	2,008	-	1,438	4
Total	$2,365	$-	$1,852	$4

The following table presents the Company's recorded investment in loans by credit quality indicators by year of origination as of June 30, 2024 (dollars in thousands). Current period gross write-off amounts represent write-offs for the six months ended June 30, 2024 (dollars in thousands):

	June 30, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Loans Converted to Term	Total
Commercial
Pass	$57,370	$105,537	$12,044	$2,127	$3,938	$24,338	$16,913	$-	$222,267
Watch	-	-	37	-	-	-	-	-	37
Special Mention	-	-	-	-	-	79	-	8	87
Substandard	-	-	84	-	26	176	-	-	286
Total commercial	$57,370	$105,537	$12,165	$2,127	$3,964	$24,593	$16,913	$8	$222,677
Current period gross write-off	$-	$-	$1	$-	$103	$-	$-	$-	$104
.
Real estate construction and land
Pass	$1,746	$13,831	$12,482	$2,605	$1,667	$1,883	$-	$-	$34,214
Watch	-	1,043	-	-	-	273	-	-	1,316
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	1,335	-	-	-	43	-	-	1,378
Total real estate construction and land	$1,746	$16,209	$12,482	$2,605	$1,667	$2,199	$-	$-	$36,908
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-
.
1-4 family residential mortgages
Pass	$6,262	$16,704	$13,032	$54,357	$73,140	$102,513	$18,261	$300	$284,569
Watch	-	1,839	1,400	1,852	596	8,433	658	404	15,182
Special Mention	-	-	1,072	-	-	1,571	-	60	2,703
Substandard	-	-	-	810	1,302	1,992	396	101	4,601
Total 1-4 family residential mortgage	$6,262	$18,543	$15,504	$57,019	$75,038	$114,509	$19,315	$865	$307,055
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-
.
Commercial mortgages
Pass	$28,060	$104,821	$39,316	$45,285	$88,199	$207,911	$1,134	$-	$514,726
Watch	-	1,792	1,059	1,180	6,349	11,133	-	-	21,513
Special Mention	-	-	-	520	263	7,435	-	-	8,218
Substandard	-	-	-	1,787	4,605	2,606	-	-	8,998
Total commercial mortgages	$28,060	$106,613	$40,375	$48,772	$99,416	$229,085	$1,134	$-	$553,455
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass	$129	$1,129	$174	$317	$211	$20,872	$14,931	$-	$37,763
Watch	-	-	-	7	-	147	-	-	154
Special Mention	-	-	-	-	-	124	1	-	125
Substandard	12	1	-	-	-	63	1	-	77
Total consumer	$141	$1,130	$174	$324	$211	$21,206	$14,933	$-	$38,119
Current period gross write-off	$-	$-	$-	$-	$4	$251	$-	$-	$255

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

Substandard

These problem loans are inadequately protected by the sound worth and paying capacity of the borrower and/or the value of any collateral pledged. If such loans are not accruing interest, they would be evaluated on an individual basis.

Doubtful

Loans with this rating have significant deterioration in the sound worth and paying capacity of the borrower and/or the value of any collateral pledged, making collection or liquidation of the loan in full highly questionable. These loans would be considered impaired and evaluated on an individual basis.

Note 6. Goodwill and Other Intangible Assets

The carrying amount of goodwill was $7.8 million at June 30, 2024, December 31, 2023 and June 30, 2023, resulting from the Merger.

The Company had $4.4 million, $5.1 million and $5.8 million of other intangible assets as of June 30, 2024, December 31, 2023 and June 30, 2023, respectively. Other intangible assets were recognized in connection with the core deposits acquired from Fauquier in 2021. The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets (dollars in thousands):

	June 30, 2024		December 31, 2023		June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible	$9,660	$(5,242)	$9,660	$(4,567)	$9,660	$(3,465)

Amortization expense was $332 thousand and $379 thousand for the three months ended June 30, 2024 and 2023, respectively, and $675 thousand and $770 thousand for the six months ended June 30, 2024 and 2023, respectively.

Estimated future amortization expense as of June 30, 2024 is as follows (dollars in thousands):

Core
Deposit
Intangible
For the six months ending December 31, 2024	$627
For the year ending December 31, 2025	1,110
For the year ending December 31, 2026	918
For the year ending December 31, 2027	726
For the year ending December 31, 2028	535
Thereafter	502
Total	$4,418

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

The following tables present information about the Company’s leases (dollars in thousands):

	June 30, 2024	December 31, 2023
Lease liability	$6,102	$6,504
Right-of-use asset	$6,287	$6,748
Weighted average remaining lease term	4.87 years	4.71 years
Weighted average discount rate	2.71%	2.28%

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Expense:	2024	2023	2024	2023
Operating lease cost	$412	$395	$841	$906
Short-term lease expense	18	81	30	204
Total lease expense	$430	$476	$871	$1,110
Cash paid for amounts included in lease liabilities	$395	$336	$783	$848

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Undiscounted Cash Flow	June 30, 2024
Six months ending December 31, 2024	$799
Twelve months ending December 31, 2025	1,497
Twelve months ending December 31, 2026	1,158
Twelve months ending December 31, 2027	1,063
Twelve months ending December 31, 2028	942
Thereafter	1,195
Total undiscounted cash flows	$6,654
Less: Discount	(552)
Lease liability	$6,102

Note 8. Net Income Per Share

The table below shows the weighted average number of shares used in computing net income per common share and the effect of the weighted average number of shares of potential dilutive common stock for the three and six months ended June 30, 2024 and 2023. Diluted net income per share is computed based on the weighted average number of shares of common stock equivalents outstanding, to the extent dilutive. The Company’s common stock equivalents relate to outstanding common stock options. The recipients of unvested restricted shares have full voting and dividend rights, and as such, unvested restricted stock as of June 30, 2024 and June 30, 2023 is included in the calculation of basic and diluted net income per share (dollars below reported in thousands except per share data).

Three Months Ended	June 30, 2024			June 30, 2023
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic net income per share	$4,159	5,377,055	$0.77	$5,651	5,357,873	$1.05
Effect of dilutive stock options	-	8,715	-	-	17,200	-
Diluted net income per share	$4,159	5,385,770	$0.77	$5,651	5,375,073	$1.05

Six Months Ended	June 30, 2024			June 30, 2023
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic net income per share	$7,805	5,371,972	$1.45	$11,442	5,348,040	$2.14
Effect of dilutive stock options	-	11,008	-	-	27,505	(0.01)
Diluted net income per share	$7,805	$5,382,980	$1.45	$11,442	5,375,545	$2.13

For the three and six months ended June 30, 2024, there were 149,001 option shares considered anti-dilutive and excluded from this calculation. For the three and six months ended June 30, 2023, there were 105,501 option shares considered anti-dilutive and excluded from this calculation.

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

For the 2022 Plan, the option price for any stock options cannot be less than the fair value of the Company’s stock on the grant date. In addition, 95% of the common stock authorized for issuance must have a vesting or exercise schedule of at least one year. For the 2014 Plan and the 2005 Plan, the option price of incentive stock options cannot be less than the fair value of the stock at the time an option is granted and nonqualified stock options may be granted at prices established by the Board of Directors, including prices less than the fair value on the date of grant. Outstanding stock options generally expire ten years from the grant date. Stock options generally vest by the fourth or fifth anniversary of the date of the grant.

A summary of the shares issued and available under each of the Plans is shown below as of June 30, 2024. Share data and exercise price range per share have been adjusted to reflect prior issued stock dividends. Although the 2014 Plan and the 2005 Plan have expired and no new grants will be issued under those plans, there were options issued before the plans expired that are still outstanding as shown below.

	2022 Plan	2014 Plan	2005 Plan
Aggregate shares issuable	150,000	275,625	253,575
Options issued, net of forfeited and expired options	(44,700)	(174,006)	(59,870)
Unrestricted stock issued	-	(11,635)	-
Restricted stock grants issued, net of forfeited	(44,212)	(83,653)	-
Cancelled due to Plan expiration	-	(6,331)	(193,705)
Remaining available for grant	61,088	-	-

Stock grants issued and outstanding:
Total vested and unvested shares	44,212	95,888	-
Fully vested shares	4,733	67,054	-

Option grants issued and outstanding:
Total vested and unvested shares	44,700	169,301	-
Fully vested shares	-	129,220	-

Exercise price range	$28.82 to $33.20	$23.75 to $42.62	$-

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

Stock Options

Changes in the stock options outstanding related to the Plans are summarized below (dollars in thousands except per share data):

	June 30, 2024
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2024	174,201	$33.94	$-
Issued	41,300	$28.98	-
Exercised	—	$—
Forfeited	(1,500)	$35.35	-
Expired	-	$-
Outstanding at June 30, 2024	214,001	$32.97	$709

Options exercisable at June 30, 2024	129,220	$35.48	$350

For the three months ended June 30, 2024 and 2023, the Company recognized $35 thousand and $68 thousand, respectively, in compensation expense for stock options. For the six months ended June 30, 2024 and 2023, the Company recognized $58 thousand and $110 thousand, respectively, in compensation expense for stock options. As of June 30, 2024, there was $382 thousand in unrecognized compensation expense remaining to be recognized in future reporting periods through 2028. The fair value of any stock option grant is estimated at the grant date using the Black-Scholes pricing model. There were stock options grants of 32,900 issued during the three months ended June 30, 2024, and 8,400 issued in the first quarter of 2024. There were stock option grants of 3,600 issued during the three months ended June 30, 2023, and none granted during the first quarter of 2023.

Summary information pertaining to options outstanding at June 30, 2024 is shown below. Share and per share data have been adjusted to reflect the prior stock dividends issued.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$20.01 to $30.00	101,300	7.4 Years	$25.85	43,800	$24.82
$30.01 to $40.00	55,220	6.9 Years	36.00	27,940	37.51
$40.01 to $42.62	57,481	3.9 Years	42.62	57,480	42.62
Total	214,001	6.3 Years	$32.97	129,220	$35.48

Stock Grants

Restricted stock grants – 25,280 restricted shares were granted to employees and non-employee directors, vesting over a four-year period, during the six months ended June 30, 2024. For the three and six months ended June 30, 2024, $217 thousand and $388 thousand, respectively, were expensed as a result of restricted stock grants. As of June 30, 2024, there was $2.1 million in unrecognized compensation expense for all restricted stock grants remaining to be recognized in future reporting periods through 2028.

Changes in the restricted stock grants outstanding during the six months ended June 30, 2024 are summarized below (dollars in thousands except per share data):

	June 30, 2024
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested as of January 1, 2024	62,721	$32.56	$2,057
Issued	25,280	30.05	829
Vested	(19,688)	31.21	(646)
Forfeited	-	-	-
Nonvested at June 30, 2024	68,313	$32.02	$2,240

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

The following tables present the balances measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (dollars in thousands):

		Fair Value Measurements at June 30, 2024 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government treasuries	$11,433	$-	$11,433	$-
U.S. Government agencies	26,537	-	26,537	-
Mortgage-backed/CMOs	146,085	-	146,085	-
Corporate bonds	18,244	-	18,244	-
Municipal bonds	82,399	-	82,399	-
Total securities available for sale	$284,698	$-	$284,698	$-

		Fair Value Measurements at December 31, 2023 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government treasuries	$121,708	$-	$121,708	$-
U.S. Government agencies	39,581	-	39,581	-
Mortgage-backed/CMOs	155,144	-	155,144	-
Corporate bonds	19,129	-	19,129
Municipal bonds	85,033	-	85,033	-
Total securities available for sale	$420,595	$-	$420,595	$-

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

There were no assets that were measured at fair value on a nonrecurring basis as of June 30, 2024. The following table presents the Company's assets that were measured at fair value on a nonrecurring basis as of December 31, 2023:

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

The Company uses the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis. The carrying values and estimated fair values of the Company's financial instruments as of June 30, 2024 and December 31, 2023 are as follows (dollars in thousands):

		Fair Value Measurements at June 30, 2024 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$17,300	$17,300	$-	$-	$17,300
Available for sale securities	284,698	-	284,698	-	284,698
Restricted securities	6,667	-	6,667	-	6,667
Loans, net	1,150,186	-	-	1,084,432	1,084,432
Bank owned life insurance	39,468	-	39,468	-	39,468
Accrued interest receivable	6,579	-	1,716	4,863	6,579

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$1,038,351	$-	$1,038,351	$-	$1,038,351
Certificates of deposit	335,490	-	335,282	-	335,282
Federal funds purchased	2,438		2,438		2,438
Borrowings	30,000	-	30,072	-	30,072
Junior subordinated debt, net	3,483	-	3,483	-	3,483
Accrued interest payable	2,122	-	2,122	-	2,122

		Fair Value Measurements at December 31, 2023 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$28,390	$28,390	$-	$-	$28,390
Available for sale securities	420,595	-	420,595	-	420,595
Restricted securities	8,385	-	8,385	-	8,385
Loans, net	1,084,270	-	-	1,029,359	1,029,359
Bank owned life insurance	38,904	-	38,904	-	38,904
Accrued interest receivable	6,179	-	1,916	4,263	6,179

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$1,090,517	$-	$1,090,517	$-	$1,090,517
Certificates of deposit	318,581	-	318,768	-	318,768
Federal funds purchased	3,462	3,462			3,462
Borrowings	66,500		66,360		66,360
Junior subordinated debt, net	3,459	-	3,459	-	3,459
Accrued interest payable	2,143	-	2,143	-	2,143

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

Note 11. Other Comprehensive Income (Loss)

The following table presents the changes in each component of accumulated other comprehensive income (loss) as of June 30, 2024 and June 30, 2023 (dollars in thousands).

	AFS Securities	Total
Accumulated other comprehensive loss at December 31, 2023	$(40,044)	$(40,044)

Other comprehensive loss arising during the period	(3,730)	(3,730)
Related income tax effects	783	783
	(2,947)	(2,947)

Reclassification into net income	4	4
Related income tax effects	(1)	(1)
	3	3

Accumulated other comprehensive loss at June 30, 2024	$(42,988)	$(42,988)

	AFS Securities	Interest Rate Swap	Total
Accumulated other comprehensive loss at December 31, 2022	$(49,024)	$400	$(48,624)

Other comprehensive income (loss) arising during the period	3,647	(46)	3,601
Related income tax effects	(766)	9	(757)
	2,881	(37)	2,844

Reclassification into net income	206	(460)	(254)
Related income tax effects	(43)	97	54
	163	(363)	(200)

Accumulated other comprehensive loss at June 30, 2023	$(45,980)	$-	$(45,980)

Note 12. Segment Reporting

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

Segment information for the three and six months ended June 30, 2024 and 2023 is shown in the following tables (dollars in thousands). Note that asset information is not reported below, as the assets of VNB Trust & Estate Services are reported at the Bank level; also, assets specifically allocated to the lines of business other than the Bank are insignificant and are no longer provided to the chief operating decision maker.

Three months ended June 30, 2024	Bank	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$11,181	$-	$-	$11,181
Recovery of credit losses	(338)	-	-	(338)
Noninterest income	1,452	239	-	1,691
Noninterest expense	7,814	308	-	8,122
Income (loss) before income taxes	5,157	(69)	—	5,088
Provision for (benefit from) income taxes	943	(14)	-	929
Net income (loss)	$4,214	$(55)	$—	$4,159

Six months ended June 30, 2024	Bank	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$22,117	$-	$-	$22,117
Recovery of credit losses	(360)	-	-	(360)
Noninterest income	3,136	543	190	3,869
Noninterest expense	16,084	657	200	16,941
Income (loss) before income taxes	9,529	(114)	(10)	9,405
Provision for (benefit from) income taxes	1,626	(24)	(2)	1,600
Net income (loss)	$7,903	$(90)	$(8)	$7,805

Three months ended June 30, 2023	Bank	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$13,703	$-	$-	$13,703
Provision for credit losses	261	-	-	261
Noninterest income	1,637	250	158	2,045
Noninterest expense	7,987	361	216	8,564
Income (loss) before income taxes	7,092	(111)	(58)	6,923
Provision for (benefit from) income taxes	1,308	(24)	(12)	1,272
Net income (loss)	$5,784	$(87)	$(46)	$5,651

Six months ended June 30, 2023	Bank	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$27,116	$-	$-	$27,116
Recovery of credit losses	13	-	-	13
Noninterest income	3,492	510	319	4,321
Noninterest expense	16,355	672	398	17,425
Income before income taxes	14,240	(162)	(79)	13,999
Provision for income taxes	2,607	(34)	(16)	2,557
Net income	$11,633	$(128)	$(63)	$11,442

Note 13. Sale of Masonry Capital Management, LLC

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

Note 14. Share Repurchase Plan

During the second quarter of 2023, the Board of Directors approved a share repurchase plan of up to 5% of outstanding common stock. Repurchases may be made through open market purchases or in privately negotiated transactions. The actual timing, number, and value of shares repurchased under the plan will be determined by a committee of the Board.

For the six months ended June 30, 2024, a total of 20,350 shares have been repurchased at an average price of $27.42.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements, and notes thereto, of Virginia National Bankshares Corporation included in this report and the audited consolidated financial statements, and notes thereto, of the Company included in the Company’s Form 10-K for the year ended December 31, 2023. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results for the year ending December 31, 2024 or any future period.

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

•
ROAA for the three months ended June 30, 2024 was 1.05% compared to 1.46% realized in the same period in the prior year, as net income was lower in the current period as compared to the same period in the prior year. ROAA for the six months ended June 30, 2024 was 0.98% compared to 1.47% realized in the same period in the prior year.
•
ROAE for the three months ended June 30, 2024 was 11.07% compared to 15.98% realized in same period in the prior year. ROAE for the six months ended June 30, 2024 was 10.31% compared to 16.74% realized in the same period in the prior year.
•
Net income per diluted share was $0.77 for the three months ended June 30, 2024, compared to $1.05 for the same period in the prior year. Net income per diluted share was $1.45 for the six months ended June 30, 2024, compared to $2.13 for the same period in the prior year. The period over period declines were due to the decrease in net income, primarily as a result of increased cost of funds, as described below.

We also manage our capital levels through growth, quarterly cash dividends, share repurchases, when prudent, while maintaining a strong capital position. During the second quarter of 2023, the Board of Directors approved a share repurchase plan of up to 5% of outstanding common stock. Repurchases may be made through open market purchases or in privately negotiated transactions. The actual timing, number, and value of shares repurchased under the program will be determined by a committee of the Board. During the first half of 2024, 20,350 shares have been repurchased.

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

FINANCIAL CONDITION

Total assets

The total assets of the Company as of June 30, 2024 were $1.6 billion. This is a $72.2 million, or 4.4%, decrease from total assets reported at December 31, 2023 and a $10.3 million, or 0.6%, decrease from total assets reported at June 30, 2023. Decreases within overnight investments and the securities portfolio are being utilized to fund loan growth. In addition, outstanding borrowings were reduced by $36.5 million from the balances held as of December 31, 2023.

Securities

The Company’s investment securities portfolio as of June 30, 2024 totaled $291.4 million, a decrease of $137.6 million compared with the $429.0 million reported at December 31, 2023 and a $189.9 million decrease from the $481.3 million reported at June 30, 2023. The decrease from year-end and the prior year was part of a strategic decision to reinvest proceeds into higher yielding assets. At June 30, 2024 and December 31, 2023, the investment securities holdings represented 18.5% and 26.1% of the Company’s total assets, respectively.

The Company’s investment securities portfolio included restricted securities totaling $6.7 million as of June 30, 2024, compared to $8.4 million as of December 31, 2023 and $7.4 million as of June 30, 2023. These securities represent stock in the FRB, the FHLB, CBB Financial Corporation (the holding company for Community Bankers' Bank), and an investment in an SBA loan fund. The level of FRB and FHLB stock that the Company is required to hold is determined in accordance with membership guidelines provided by the Federal Reserve and the FHLB, respectively. Stock ownership in the bank holding company for Community Bankers’ Bank provides the Company with several benefits that are not available to non-shareholder correspondent banks. None of these restricted securities are traded on the open market and can only be redeemed by the respective issuer.

At June 30, 2024, the unrestricted securities portfolio totaled $284.7 million. The following table summarizes the Company's AFS securities by type as of June 30, 2024, December 31, 2023, and June 30, 2023 (dollars in thousands):

	June 30, 2024		December 31, 2023		June 30, 2023
		% of		% of		% of
	Balance	Total	Balance	Total	Balance	Total
U.S. Government treasuries	$11,433	4.0%	$121,708	29.0%	$175,551	37.0%
U.S. Government agencies	26,537	9.3%	39,581	9.4%	38,839	8.2%
Mortgage-backed securities/CMOs	146,085	51.3%	155,144	36.9%	157,788	33.3%
Corporate bonds	18,244	6.4%	19,129	4.5%	18,702	4.0%
Municipal bonds	82,399	29.0%	85,033	20.2%	82,988	17.5%
Total available for sale securities	$284,698	100.0%	$420,595	100.0%	$473,868	100.0%

The unrestricted securities are held primarily for earnings, liquidity, and asset/liability management purposes and are reviewed quarterly for possible impairments indicating credit losses. During this review, management analyzes the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer, and the Company’s intent and ability to hold the security to recovery or maturity. These factors are analyzed for each individual security.

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

Total loans were $1.2 billion as of June 30, 2024, $1.1 billion as of December 31, 2023, and $973.3 million as of June 30, 2023. Loans as a percentage of total assets at June 30, 2024 were 73.6%, compared to 61.4% as of June 30, 2023. Loans as a percentage of deposits at June 30, 2024 were 84.3%, compared to 72.2% as of June 30, 2023.

The following table summarizes the Company's loan portfolio by type of loan as of June 30, 2024, December 31, 2023, and June 30, 2023 (dollars in thousands):

	June 30, 2024		December 31, 2023		June 30, 2023
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial loans	$222,677	19.2%	$152,517	13.9%	$98,312	10.1%
Real estate mortgage:
Construction and land	36,908	3.2%	33,682	3.1%	29,825	3.1%
1-4 family residential mortgages	307,055	26.5%	317,558	29.1%	317,330	32.6%
Commercial	553,455	47.8%	550,867	50.5%	486,643	50.0%
Total real estate mortgage	897,418	77.5%	902,107	82.7%	833,798	85.7%
Consumer	38,119	3.2%	38,041	3.4%	41,238	4.2%
Total loans	$1,158,214	99.9%	$1,092,665	100.0%	$973,348	100.0%

Loan balances increased by $65.5 million or 6.0% from December 31, 2023 to June 30, 2024. During the first half of 2024, the Company funded $36.6 million in organic loan production and purchased $77.4 million in government guaranteed loans. Paydowns and normal amortization of $48.5 million partially offset the loans funded during the first half of the current year.

The following table details the Company's levels of non-owner occupied commercial real estate as of June 30, 2024, along with the average loan size and % of risk ratings for each category (dollars in thousands):

Loan Type	Balance	% of Total CRE	Average Loan Size	Special Mention	Sub- standard	Nonaccrual
Hotels	$40,230	14.40%	$5,029	0.00%	0.00%	0.00%
Office Building	62,923	22.53%	787	0.00%	0.00%	0.00%
Warehouses/Industrial	53,024	18.98%	1,964	0.00%	1.12%	0.67%
Retail	101,589	36.37%	1,665	0.03%	0.00%	0.00%
Day Cares / Schools	11,853	4.24%	1,185	3.26%	0.00%	0.00%
All Other Commercial Buildings	9,693	3.47%	881	0.00%	0.00%	0.00%
Total Non-Owner Occupied CRE	$279,312

Loan quality

The Company continues to experience extremely low levels of NPAs, as a result of strict underwriting standards and practices. However, the economic environment in the Company's lending footprint could be impacted as persistent inflation, higher interest rates, and other signs of recession materialize, which could increase NPAs in future periods.

Nonaccruals - Nonaccrual loans, comprised of ten loans to nine borrowers, totaled $2.4 million at June 30, 2024, compared to balances of $1.9 million and $1.2 million reported at December 31, 2023 and June 30, 2023, respectively.

Past Due Loans - The Company had loans in its portfolio totaling $1.6 million, $880 thousand and $107 thousand, as of June 30, 2024, December 31, 2023 and June 30, 2023, respectively, that were 90 or more days past due and still accruing interest as the Company deemed them to be collectible. The past due balance as of June 30, 2024 is comprised of four loans totaling $1.5 million which are 100% government-guaranteed, and seven student loans totaling $63 thousand.

Troubled Loan Modifications - No loans were modified during the three months ended June 30, 2024. During the first quarter of 2024, one loan was modified for a borrower experiencing financial difficulties, totaling $703 thousand. As of June 30, 2024, the Company had TLMs totaling $1.2 million.

Management identifies potential problem loans through its periodic loan review process and considers potential problem loans as those loans classified as special mention, substandard, or doubtful.

Allowance for Credit Losses

The relationship of the ACL to total loans and nonaccrual loans appears below (dollars in thousands):

	June 30, 2024	December 31, 2023	June 30, 2023
Total loans	$1,158,214	$1,092,665	$973,348
Nonaccrual loans	$2,365	$1,852	$1,185
Allowance for credit losses	$8,028	$8,395	$7,863
Nonaccrual loans to total loans	0.20%	0.17%	0.12%
ACL to total loans	0.69%	0.77%	0.81%
ACL to nonaccrual loans	339.45%	453.29%	663.54%

The ACL on loans as a percentage of loans was 0.69% as of June 30, 2024, 0.77% as of December 31, 2023, and 0.81% as of June 30, 2023. The fair value mark that was allocated to the acquired loans was $21.3 million as of the Effective Date, with a remaining balance of $8.2 million as of June 30, 2024.

Recoveries of credit losses totaling $508 thousand and $19 thousand were recorded in the six months ended June 30, 2024 and 2023, respectively. The following is a summary of the changes in the ACL for the six months ended June 30, 2024 and 2023 (dollars in thousands):

	2024	2023
Allowance for loan losses, December 31 of prior year	$8,395	$5,552
Impact of adoption of CECL, January 1, 2023	-	2,491
Charge-offs	(359)	(322)
Recoveries	500	161
Recovery of credit losses	(508)	(19)
Allowance for credit losses, June 30	$8,028	$7,863

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

Management reviews the ACL on a quarterly basis to ensure it is adequate based upon the calculated probable losses inherent in the portfolio. Management believes the ACL was adequately provided for as of June 30, 2024 and acknowledges that the ACL may increase throughout the year as economic conditions may continue to deteriorate for the foreseeable future.

Premises and equipment

The Company’s premises and equipment, net of depreciation, as of June 30, 2024 totaled $15.8 million compared to $16.2 million as of December 31, 2023 and $17.6 million as of June 30, 2023, decreasing from prior year due to the sale of a branch facility in the first quarter of 2023. Premises and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed by the straight-line method based on the estimated useful lives of assets. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, assets and related accumulated depreciation are removed from the books, and any resulting gain or loss is charged to income.

As of June 30, 2024, the Company occupied thirteen full-service banking facilities throughout Albemarle, Fauquier and Prince William counties and the cities of Charlottesville, Richmond, Manassas and Winchester, Virginia. The Company also operates a drive-through location at 301 East Water Street, Charlottesville, Virginia.

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

Leases

As of June 30, 2024, the Company has recorded $6.3 million of right-of-use assets and $6.1 million of lease liabilities, in accordance with ASU 2016-02 “Leases” (Topic 842). As of December 31, 2023, $6.7 million of right-of-use assets and $6.5 million of lease liabilities were included on the balance sheet. Right-of-use assets are assets that represent the Company’s right to use, or control the use of, a specified asset for the lease term, offset by the lease liability, which is the Company’s obligation to make lease payments arising from a lease, measured on a discounted basis. During the first quarter of 2024, the Company extended one branch lease for an additional five-year period.

Deposits

Deposit accounts represent the Company’s primary source of funds and are comprised of demand deposits, interest-bearing checking, money market, and savings accounts as well as time deposits. These deposits have been provided predominantly by individuals, businesses and charitable organizations in the Commonwealth of Virginia.

Total deposits as of June 30, 2024 were $1.4 billion, a decrease of $35.3 million, or 2.5%, compared to December 31, 2023, and an increase of $25.8 million, or 1.9%, compared to June 30, 2023 (dollars in thousands).

	June 30, 2024		December 31, 2023		June 30, 2023
		% of		% of		% of
	Balance	Total	Balance	Total	Balance	Total
No cost and low cost deposits:
Noninterest demand deposits	$357,931	26.1%	$372,857	26.5%	$412,273	30.6%
Interest checking accounts	257,365	18.7%	305,541	21.7%	312,773	23.2%
Money market and savings deposit accounts	423,055	30.8%	412,119	29.2%	398,074	29.5%

Total noninterest and low cost deposit accounts	1,038,351	75.6%	1,090,517	77.4%	1,123,120	83.3%

Time deposit accounts:
Certificates of deposit	328,661	23.9%	311,378	22.1%	218,630	16.2%
CDARS deposits	6,829	0.5%	7,203	0.5%	6,326	0.5%
Total certificates of deposit and other time deposits	335,490	24.4%	318,581	22.6%	224,956	16.7%

Total deposit account balances	$1,373,841	100.0%	$1,409,098	100.0%	$1,348,076	100.0%

Noninterest-bearing demand deposits on June 30, 2024 were $357.9 million, representing 26.1% of total deposits. Interest-bearing transaction, money market, and savings accounts totaled $680.4 million, and represented 49.5% of total deposits at June 30, 2024. Collectively, noninterest-bearing and interest-bearing transaction, money market and savings accounts represented 75.6% of total deposit accounts at June 30, 2024. These account types are an excellent source of low-cost funding for the Company.

The Company also offers insured cash sweep deposit products. ICS® deposit balances of $15.3 million and $129.5 million are included in the interest checking accounts and in the money market and savings deposit accounts balances, respectively, in the table above, as of June 30, 2024. As of December 31, 2023, ICS® deposit balances of $28.4 million and $104.4 million are included in the interest checking accounts and in the money market and savings deposit account balances, respectively. All ICS® accounts consist of reciprocal balances for the Company’s customers. The Company currently holds no brokered or specialty CDs.

The remaining 24.4% of total deposits consisted of certificates of deposit and other time deposit accounts totaling $335.5 million at June 30, 2024, increasing over the balances as of December 31, 2023 as a result of several interest rate promotions that the Bank continued in the first half of 2024. Included in these deposit totals are CDARSTM, whereby depositors can obtain FDIC deposit insurance on account balances of up to $50 million. CDARSTM deposits totaled $6.8 million as of June 30, 2024 and $7.2 million as of December 31, 2023, all of which were reciprocal balances for the Company’s customers.

As of June 30, 2024 and December 31, 2023, the estimated amounts of uninsured deposits were $318.6 million, or 23.2% and $360.0 million, or 25.5% of total deposits, respectively.

Federal funds purchased

The Company purchased $2.4 million in federal funds at June 30, 2024, $3.5 million at December 31, 2023 and $20.5 million at June 30, 2023. Any excess funds are sold on a daily basis in the federal funds market and Federal funds are purchased as needed to meet liquidity needs.

Borrowings

Borrowings, consisting primarily of FHLB advances, are additional sources of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company's ability to earn a favorable spread on the funds obtained. The Company curtailed $36.5 million of outstanding FHLB advances during the first six months of 2024, primarily utilizing proceeds from the maturities of securities, to assist in margin improvement.

As of June 30, 2024, based on the FHLB’s evaluation, the Company has an available credit position of $405 million, for which access can be negotiated based on multiple factors. The Company currently has a collateral dependent line of credit with the FHLB for $97.7 million, secured by commercial mortgages, with borrowings of $30.0 million as of June 30, 2024. As of December 31, 2023, there were $66.5 million in outstanding borrowings with the FHLB. At March 31, 2023, the Company had a $30.0 million letter of credit issued in favor of the Commonwealth of Virginia Department of the Treasury to secure public fund depository accounts. The letter of credit was secured under the collateral dependent line of credit described above and was retired in the second quarter of 2023.

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

Junior Subordinated Debt

In 2006, a subsidiary of Fauquier, Fauquier Statutory Trust II, privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Fauquier’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. As of June 30, 2024 and December 31, 2023, total capital securities were $3.5 million, as adjusted to fair value as of the date of the Merger. Historically, the interest rate on the capital security reset every three months at 1.70% above the then current three-month LIBOR and was paid quarterly. With the cessation of LIBOR, on September 13, 2023, the rate converted to a spread adjustment of 0.03% plus a margin of 1.70% above the three-month CME Term SOFR.

The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

Shareholders' equity and regulatory capital ratios

The following table displays the changes in shareholders' equity for the Company from December 31, 2023 to June 30, 2024 (dollars in thousands):

Equity, December 31, 2023	$153,040
Net income	7,805
Other comprehensive loss	(2,944)
Cash dividends declared	(3,542)
Shares repurchased	(559)
Adjustment for Masonry Capital distribution	(83)
Equity increase due to expensing of stock options	59
Equity increase due to expensing of restricted stock	388
Equity, June 30, 2024	$154,164

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

The Company’s Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios were 17.83%, 17.83%, 18.64% and 11.47%, respectively, as of June 30, 2024, thus exceeding the minimum requirements. The Bank’s Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios were 17.65%, 17.65%, 18.46% and 11.36%, respectively, as of June 30, 2024, also exceeding the minimum requirements.

As of June 30, 2024, the Bank exceeded all of the following minimum capital ratios in order to be considered “well capitalized” under the PCA regulations, as revised: (i) a common equity Tier 1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%.

RESULTS OF OPERATIONS

Industry events and economic environment

Management of the Company continually monitors the impact of various global and national events on the Company's results of operations and financial condition, including inflation, changes in interest rates, and the political environment in light of the upcoming U.S. presidential election and other elections. The timing and impact of inflation, fluctuations in and volatility of interest rates, and the competitive landscape of deposits on our business and results of operations will depend on future developments, which are uncertain and unpredictable. In an effort to combat inflation, the FOMC increased the Federal Funds target rates throughout 2022 and 2023 to its current range of 5.25% to 5.50%. These developments contributed to the increased deposit costs that banks are experiencing. While inflation eased in 2023 and into 2024, it remains elevated over the FOMC’s long-run target of 2%. The FOMC has noted that it will carefully assess incoming data, the evolving outlook, and the balance of risks in considering any adjustments to the target range for the Federal Funds rate and that its assessments will take into account a wide range of information, including readings on labor market conditions, inflation pressures and inflation expectations, and financial and international developments. The FOMC further noted that it does not expect it will be appropriate to reduce the target range for the Federal Funds rate until the FOMC has gained greater confidence that inflation is moving sustainability toward 2%, but that the FOMC would be prepared to adjust the stance of monetary policy as appropriate if risks emerge that could impede the attainment of the FOMC’s goals. The higher-for-longer interest rate environment and heightened competition for deposits has led to a continued shift within deposit composition toward higher cost products, although the pace of movement has slowed in recent months.

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

A reconcilement of the non-GAAP financial measures used by the Company to evaluate and measure the Company's performance to the most directly comparable GAAP financial measures is presented below (dollars in thousands, except for the per share data):

	As of or for the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Fully tax-equivalent measures
Net interest income	$11,181	$13,703	$22,117	$27,116
Fully tax-equivalent adjustment	87	86	174	175
Net interest income (FTE)	$11,268	$13,789	$22,291	$27,291

Efficiency ratio	63.1%	54.4%	65.1%	55.4%
Fully tax-equivalent adjustment	-0.4%	-0.3%	-0.3%	-0.3%
Efficiency ratio (FTE)	62.7%	54.1%	64.8%	55.1%

Net interest margin	3.01%	3.81%	2.96%	3.75%
Fully tax-equivalent adjustment	0.03%	0.02%	0.02%	0.02%
Net interest margin (FTE)	3.04%	3.83%	2.98%	3.77%

Other financial measures
Book value per share	$28.70	$26.54
Impact of intangible assets	(2.27)	(2.53)
Tangible book value per share (non-GAAP)	$26.43	$24.01

Total equity	$154,164	$142,439
Impact of intangible assets	(12,186)	(13,583)
Tangible equity	$141,978	$128,856

Net income

Net income for the three months ended June 30, 2024 was $4.2 million, a $1.5 million decrease compared to $5.7 million reported for the three months ended June 30, 2023. Net income per diluted share was $0.77 for the three months ended June 30, 2024 compared to $1.05 per diluted share for the same period in the prior year.

Net income for the six months ended June 30, 2024 was $7.8 million, compared to $11.4 million for the six months ended June 30, 2023. Net income per diluted share was $1.45 for the six months ended June 30, 2024, compared to $2.13 for the six months ended June 30, 2023.

The decline in net income for each of the periods noted above is primarily the result of increased cost of funds, as discussed in more detail below.

Net interest income

Net interest margin (FTE) is the ratio of net interest income (FTE) to average earning assets for the period. The level of interest rates, together with the volume and mix of earning assets and interest-bearing liabilities, impact net interest income (FTE) and net interest margin (FTE).

Quarterly overview - Net interest income (FTE) for the three months ended June 30, 2024 was $11.3 million, a $2.5 million decrease compared to net interest income (FTE) of $13.8 million for the three months ended June 30, 2023. The net interest margin (FTE) of 3.04% for the three months ended June 30, 2024 was 79 bps lower than the 3.83% realized during the three months ended June 30, 2023. Interest expense increased $2.9 million, negatively impacting net interest income (FTE)

and net interest margin (FTE), compared to the same period in the prior year. Overall, the cost of interest-bearing deposits increased 100 bps period over period, from 174 bps to 274 bps. A $143.9 million increase in average balances of time deposit products contributed to the higher interest expense during the second quarter of 2024. The increase in average loan balances, from $940.3 million for the three months ended June 30, 2023 to $1.1 billion for the three months ended June 30, 2024, positively impacted interest income by $3.1 million. This metric was however negatively impacted by the decrease in the average balances of securities, decreasing from $488.1 million in the three months ended June 30, 2023 to $327.7 in the three months ended June 30, 2024, negatively impacting interest income (FTE) by $1.2 million period over period.

Year-to-date overview - Net interest income (FTE) for the six months ended June 30, 2024 was $22.3 million, a $5.0 million decrease compared to net interest income (FTE) for the six months ended June 30, 2023. The net interest margin (FTE) of 2.98% for the six months ended June 30, 2024 was 79 bps lower than the 3.77% realized during the six months ended June 30, 2023. Interest expense increased $7.5 million, negatively impacting net interest income (FTE) and net interest margin (FTE), compared to the same period in the prior year. Overall, the cost of interest-bearing deposits increased 133 bps period over period, from 141 bps to 274 bps. A $178.6 million increase in average balances of time deposit products contributed to the higher interest expense during the first half of 2024. The increase in average loan balances, from $936.6 million for the six months ended June 30, 2023 to $1.1 billion for the six months ended June 30, 2024, positively impacted interest income by $5.4 million. This metric was however negatively impacted by the decrease in the average balances of securities, decreasing from $501.2 million in the six months ended June 30, 2023 to $349.0 in the six months ended June 30, 2024, negatively impacting interest income (FTE) by $2.2 million period over period.

For the quarterly and year-to-date periods of 2024, the shift in the composition of earnings assets was intentional to shift the mix to higher yielding assets.

Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP net interest margin.

The following tables detail the average balance sheet, including an analysis of net interest income (FTE) for earning assets and interest-bearing liabilities, for the three and six months ended June 30, 2024 and 2023. These tables also include rate/volume analyses for these same periods (dollars in thousands).

Consolidated Average Balance Sheet and Analysis of Net Interest Income

	For the Three Months Ended
	June 30, 2024			June 30, 2023			Change in Interest Income/ Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to : [4]		Total
	Balance	Income/	Yield/Cost	Balance	Income/	Yield/Cost	Volume	Rate	Increase/
		Expense			Expense				(Decrease)
ASSETS
Interest Earning Assets:
Securities:
Taxable Securities	$261,250	$1,876	2.87%	$421,156	$2,980	2.83%	$(1,148)	$44	$(1,104)
Tax Exempt Securities [1]	66,463	414	2.49%	66,956	415	2.48%	(3)	2	(1)
Total Securities [1]	327,713	2,290	2.80%	488,112	3,395	2.78%	(1,151)	46	(1,105)
Loans:
Real Estate	900,581	12,483	5.57%	823,289	13,167	6.41%	1,207	(1,891)	(684)
Commercial	206,125	3,080	6.01%	74,665	969	5.21%	1,947	164	2,111
Consumer	37,644	679	7.25%	42,310	758	7.19%	(82)	3	(79)
Total Loans	1,144,350	16,242	5.71%	940,264	14,894	6.35%	3,072	(1,724)	1,348
Federal funds sold	11,840	160	5.44%	895	10	4.48%	148	2	150
Other interest-bearing deposits	7,918	58	2.95%	13,777	119	3.46%	(45)	(16)	(61)
Total Earning Assets	1,491,821	18,750	5.06%	1,443,048	18,418	5.12%	2,024	(1,692)	332
Less: Allowance for Credit Losses	(8,299)			(7,805)
Total Non-Earning Assets	112,246			113,883
Total Assets	$1,595,768			$1,549,126

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$268,621	$68	0.10%	$331,523	$106	0.13%	$(18)	$(20)	$(38)
Money Market and Savings Deposits	421,700	2,952	2.82%	415,015	2,197	2.12%	42	713	755
Time Deposits	338,648	3,982	4.73%	194,736	1,776	3.66%	1,592	614	2,206
Total Interest-Bearing Deposits	1,028,969	7,002	2.74%	941,274	4,079	1.74%	1,616	1,307	2,923
Federal funds purchased	561	9	6.45%	2,392	32	5.37%	(28)	5	(23)
Borrowings	30,407	388	5.13%	34,265	439	5.14%	(48)	(3)	(51)
Junior subordinated debt	3,476	83	9.60%	3,430	79	9.24%	1	3	4
Total Interest-Bearing Liabilities	1,063,413	7,482	2.83%	981,361	4,629	1.89%	1,541	1,312	2,853
Non-Interest-Bearing Liabilities:
Demand deposits	370,640			416,039
Other liabilities	10,545			9,853
Total Liabilities	1,444,598			1,407,253
Shareholders' Equity	151,170			141,873
Total Liabilities & Shareholders' Equity	$1,595,768			$1,549,126
Net Interest Income (FTE)		$11,268			$13,789		$483	$(3,004)	$(2,521)
Interest Rate Spread [2]			2.23%			3.23%
Cost of Funds			2.10%			1.33%
Interest Expense as a Percentage of Average Earning Assets			2.02%			1.29%
Net Interest Margin (FTE) [3]			3.04%			3.83%

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

Consolidated Average Balance Sheet and Analysis of Net Interest Income

	For the Six Months Ended
	June 30, 2024			June 30, 2023			Change in Interest Income/ Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to : [4]		Total
	Balance	Income/	Yield/Cost	Balance	Income/	Yield/Cost	Volume	Rate	Increase/
		Expense			Expense				(Decrease)
ASSETS
Interest Earning Assets:
Securities:
Taxable Securities	$282,493	$4,153	1.96%	$434,219	$5,997	1.84%	$(2,210)	$366	$(1,844)
Tax Exempt Securities [1]	66,526	827	1.66%	67,019	831	1.65%	(6)	2	(4)
Total Securities [1]	349,019	4,980	1.90%	501,238	6,828	1.82%	(2,216)	368	(1,848)
Loans:
Real Estate	903,033	25,026	5.57%	820,033	24,032	5.89%	2,276	(1,282)	994
Commercial	190,251	5,505	5.82%	73,357	2,098	5.75%	3,376	31	3,407
Consumer	37,676	1,372	7.32%	43,179	1,531	7.13%	(204)	45	(159)
Total Loans	1,130,960	31,903	5.67%	936,569	27,661	5.94%	5,448	(1,206)	4,242
Fed Funds Sold	14,732	399	5.45%	455	10	4.42%	386	3	389
Other interest-bearing deposits	8,171	115	2.83%	20,789	378	3.66%	(192)	(71)	(263)
Total Earning Assets	1,502,882	37,397	5.00%	1,459,051	34,877	4.81%	3,426	(906)	2,520
Less: Allowance for Credit Losses	(8,356)			(7,947)
Total Non-Earning Assets	111,045			114,372
Total Assets	$1,605,571			$1,565,476

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$275,723	$139	0.10%	$346,625	$195	0.11%	$(38)	$(18)	$(56)
Money Market and Savings Deposits	416,837	5,874	2.83%	431,849	3,970	1.85%	(153)	2,057	1,904
Time Deposits	339,866	8,032	4.75%	161,247	2,424	3.03%	3,686	1,922	5,608
Total Interest-Bearing Deposits	1,032,426	14,045	2.74%	939,721	6,589	1.41%	3,495	3,961	7,456
Federal funds purchased	528	16	6.09%	3,754	91	4.89%	(94)	19	(75)
Borrowings	36,280	874	4.84%	31,074	766	4.97%	124	(16)	108
Junior subordinated debt	3,470	171	9.91%	3,423	140	8.25%	2	29	31
Total Interest-Bearing Liabilities	1,072,704	15,106	2.83%	977,972	7,586	1.56%	3,527	3,993	7,520
Non-Interest-Bearing Liabilities:
Demand deposits	369,588			440,285
Other liabilities	11,041			9,423
Total Liabilities	1,453,333			1,427,680
Shareholders' Equity	152,238			137,796
Total Liabilities & Shareholders' Equity	$1,605,571			$1,565,476
Net Interest Income (FTE)		$22,291			$27,291		$(101)	$(4,899)	$(5,000)
Interest Rate Spread [2]			2.17%			3.24%
Cost of Funds			2.11%			1.08%
Interest Expense as a Percentage of Average Earning Assets			2.02%			1.05%
Net Interest Margin (FTE) [3]			2.98%			3.77%

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

Provision for credit losses

A recovery of provision for credit losses of $338 thousand was recognized during the three months ended June 30, 2024 compared to a provision for loan losses of $261 thousand recognized during the three months ended June 30, 2023. The second quarter 2024 recovery of provision for credit losses was comprised of $519 thousand of recovery of provision for loan losses and $181 thousand of provision for losses on unfunded commitments.

A recovery of provision for credit losses of $360 thousand was recognized during the six months ended June 30, 2024 compared to a provision for loan losses of $13 thousand recognized during the six months ended June 30, 2023. The first half 2024 recovery of provision for credit losses was comprised of $508 thousand of recovery of provision for loan losses and $148 thousand of provision for losses on unfunded commitments.

An update to the peer data used in the Company's CECL model was performed during the three months ended June 30, 2024. This included a new group of peer banks, an adjustment to the k-factors used in the DCF models, and the election to mirror CRE non-owner occupied data for the multifamily pool based on the more appropriate and reasonable data fit. In addition, during the second quarter of 2024, a reallocation of qualitative factor weightings for each pool was performed based on assessment of applicability and significance in terms of anticipated effect of each factor on loss rates for each pool.

A significant portion of the increase in loan balances in the first half of 2024 was attributable to the purchase of government-guaranteed loans which do not require an ACL as they are 100% guaranteed, with balances increasing by $74.6 million from December 31, 2023 to June 30, 2024.

The increase in unfunded commitment reserve was almost entirely due to the increase in the reserve rate associated with the construction portfolio. In the second quarter of 2024, the construction pool was assigned a higher loss rate of 1.84%, compared to 1.22% in the first quarter of 2024. This increase was due to changes in economic data as well as qualitative factors. The increase is due to the inherent risks associated with construction, which have been elevated due to the interest rate environment and costs of labor and supplies associated with construction projects.

Further discussion of management’s assessment of the ACL is provided earlier in the report and in Note 5 – Allowance for Credit Losses, found in the Notes to the Consolidated Financial Statements. In management’s opinion, the ACL was adequately provided for at June 30, 2024. The ACL calculation, provision for credit losses, asset quality and collateral values may be significantly impacted by deterioration in economic conditions. Should economic conditions worsen, we could experience further increases in our required ACL and record additional provision for credit loss exposure.

Noninterest income

The components of noninterest income for the three months ended June 30, 2024 and 2023 are shown below (dollars in thousands):

	For the Three Months Ended		Variance
	June 30, 2024	June 30, 2023	$	%
Noninterest income:
Wealth management fees	$240	$397	$(157)	-39.5%
Deposit account fees	338	399	(61)	-15.3%
Debit/credit card and ATM fees	523	636	(113)	-17.8%
Bank owned life insurance income	289	261	28	10.7%
Losses on sale of assets	(3)	-	(3)	-
Other	304	352	(48)	-13.6%
Total noninterest income	$1,691	$2,045	$(354)	-17.3%

Noninterest income for the three months ended June 30, 2024 of $1.7 million was $354 thousand or 17.3% less than the amount recorded for the three months ended June 30, 2023, due primarily to a reduction in wealth management and debit/credit card and ATM fees, as a result of a reduction in number of accounts. The decline in wealth management fees associated with Masonry was offset by a reduction in Masonry-related expenses.

The components of noninterest income for the six months ended June 30, 2024 and 2023 are shown below (dollars in thousands):

	For the Six Months Ended		Variance
	June 30, 2024	June 30, 2023	$	%
Noninterest income:
Wealth management fees	$666	$801	$(135)	-16.9%
Deposit account fees	725	800	(75)	-9.4%
Debit/credit card and ATM fees	1,011	1,207	(196)	-16.2%
Bank owned life insurance income	564	513	51	9.9%
Gains (losses) on sale of assets	36	-	36	N/A
Gain on early redemption of debt	379	-	379	N/A
Gain on termination of interest swap	-	460	(460)	-100.0%
Loss on sales of AFS, net	(4)	(206)	202	-98.1%
Other	492	746	(254)	-34.0%
Total noninterest income	$3,869	$4,321	$(452)	-10.5%

Noninterest income for the six months ended June 30, 2024 of $3.9 million was $452 thousand or 10.5% less than the amount recorded for the six months ended June 30, 2023, due primarily to the fact that the gain on the termination of the interest rate swap that occurred in the first quarter of 2023 was $81 thousand more than the gain on the early redemption of debt in the first quarter of 2024, coupled with the reduction in wealth management and debit/credit card and ATM fees, as noted above, as a result of a reduction in number of accounts.

Noninterest expense

The components of noninterest expense for the three months ended June 30, 2024 and 2023 are shown below (dollars in thousands):

	For the Three Months Ended		Variance
	June 30, 2024	June 30, 2023	$	%
Noninterest expense:
Salaries and employee benefits	$3,850	$4,062	$(212)	-5.2%
Net occupancy	865	929	(64)	-6.9%
Equipment	167	176	(9)	-5.1%
Bank franchise tax	345	313	32	10.2%
Computer software	276	203	73	36.0%
Data processing	579	806	(227)	-28.2%
FDIC deposit insurance assessment	180	220	(40)	-18.2%
Marketing, advertising and promotion	157	275	(118)	-42.9%
Professional fees	190	198	(8)	-4.0%
Core deposit intangible amortization	332	379	(47)	-12.4%
Other	1,181	973	208	21.4%
Total noninterest expense	$8,122	$8,534	$(412)	-4.8%

Noninterest expense for the quarter ended June 30, 2024 of $8.1 million was $412 thousand or 4.8% lower than the quarter ended June 30, 2023. This decrease is primarily due to reduced compensation, occupancy and data processing costs, as a result of right-sizing the branch network from the Merger, and reduced marketing, advertising and promotion expense.

The components of noninterest expense for the six months ended June 30, 2024 and 2023 are shown below (dollars in thousands):

	For the Six Months Ended		Variance
	June 30, 2024	June 30, 2023	$	%
Noninterest expense:
Salaries and employee benefits	$8,002	$8,113	$(111)	-1.4%
Net occupancy	1,837	2,108	(271)	-12.9%
Equipment	338	394	(56)	-14.2%
Bank franchise tax	685	637	48	7.5%
Computer software	484	405	79	19.5%
Data processing	1,318	1,548	(230)	-14.9%
FDIC deposit insurance assessment	375	320	55	17.2%
Marketing, advertising and promotion	405	650	(245)	-37.7%
Professional fees	442	390	52	13.3%
Core deposit intangible amortization	675	770	(95)	-12.3%
Other	2,380	2,012	368	18.3%
Total noninterest expense	$16,941	$17,347	$(406)	-2.3%

Noninterest expense for the six months ended June 30, 2024 of $16.9 million was $406 thousand or 2.3% lower than the six months ended June 30, 2023. This decrease is primarily due to reduced compensation, occupancy and data processing costs, as a result of right-sizing the branch network from the Merger, and reduced marketing, advertising and promotion expense.

The efficiency ratio (FTE) was 62.7% for the three months ended June 30, 2024 compared to 54.1% for the same quarter of 2023, due predominantly to the decrease in net interest income (FTE), as described above. The efficiency ratio of 64.8% for the six months ended June 30, 2024 deteriorated from the 55.1% realized in the six months ended June 30, 2023 for the same reason. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP efficiency ratio.

Provision for Income Taxes

For the three months ended June 30, 2024 and 2023, the Company provided $929 thousand and $1.3 million for Federal income taxes, respectively, resulting in effective income tax rates of 18.3% and 18.4%, respectively, declining due to the application of prior period tax adjustments. For the six months ended June 30, 2024 and 2023, the Company provided $1.6 million and $2.6 million for Federal income taxes, respectively, resulting in effective income tax rates of 17.0% and 18.3%, respectively. For each period, the effective income tax rate differed from the U.S. statutory rate of 21% due to the recognition of low-income housing tax credits and the effect of tax-exempt income from municipal bonds and bank owned life insurance policies.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

During the quarter ended June 30, 2024, there have been no material changes from the risk factors described in the Company’s Form 10-K for the year ended December 31, 2023. The risks described may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that are currently considered not to be material also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Sales of Unregistered Securities - None

(b) Use of Proceeds - Not Applicable

(c) Issuer Purchases of Securities

Stock Repurchase Program; Other Repurchases

On June 28, 2023, the Company's Board of Directors approved a share repurchase plan of up to 5% of outstanding common stock. The program was announced in a Current Report on Form 8-K on July 17, 2023. The first repurchases of stock under this plan occurred in February 2024. The following table discloses shares of our common stock repurchased during the three months ended June 30, 2024:

	Total Number of Shares Repurchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (2)
April 2024	12,462	26.25	13,336	254,963
May 2024	7,014	29.22	20,350	247,949
June 2024	-	-		247,949
	19,476	27.42

(1) The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.

(2) Based on 5% of outstanding shares as of June 28, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

Trading Arrangements - During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

(a)
Required 8-K disclosures.

None

(b)
Changes in procedures for director nominations by security holders.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1	302 Certification of Principal Executive Officer

31.2	302 Certification of Principal Financial Officer

32.1	906 Certification

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline eXtensible Business Reporting Language, pursuant to Rule 405 of Regulation S-T (1): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Shareholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101.0)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA NATIONAL BANKSHARES CORPORATION
(Registrant)

/s/ Glenn W. Rust
Glenn W. Rust
President and Chief Executive Officer (principal executive officer)

Date:	August 14, 2024

/s/ Tara Y. Harrison
Tara Y. Harrison
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)
Date:	August 14, 2024