Form 10-Q
period 2024-09-30
Virginia National Bankshares Corp
filed 2024-11-08
CIK 1572334

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes ☐ No ☒

As of November 7, 2024, the registrant had 5,370,912 shares of common stock, $2.50 par value per share, outstanding.

VIRGINIA NATIONAL BANKSHARES CORPORATION

FORM 10-Q

Glossary of Acronyms and Defined Terms
2005 Plan	-	2005 Stock Incentive Plan
2014 Plan	-	2014 Stock Incentive Plan
2022 Plan	-	2022 Stock Incentive Plan
ACL	-	Allowance for credit losses
Acquired Loans	-	Loans acquired from Fauquier
AFS	-	Available for sale
ALM	-	Asset liability management
ASC	-	Accounting Standards Codification
ASC 326	-	ASU 2016-13, Financial Instruments and Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASC 820	-	ASC 820, Fair Value Measurements and Disclosures
ASU	-	Accounting Standards Update
ATM	-	Automated teller machine
the Bank	-	Virginia National Bank
bps	-	Basis points
CD	-	Certificate of deposit
CDARS™	-	Certificates of Deposit Account Registry Service
CECL	-	Current expected credit losses
CME	-	Chicago Mercantile Exchange
CMO	-	Collateralized mortgage obligation
the Company	-	Virginia National Bankshares Corporation and its subsidiaries
CRE	-	Commercial real estate
DCF	-	Discounted cash flow
EBA	-	Excess Balance Account
Effective Date	-	April 1, 2021
Exchange Act	-	Securities Exchange Act of 1934, as amended
Fauquier	-	Fauquier Bankshares, Inc. and its subsidiaries
FASB	-	Financial Accounting Standards Board
Federal Reserve	-	Board of Governors of the Federal Reserve System
Federal Reserve Bank or FRB	-	Federal Reserve Bank of Richmond
FHLB	-	Federal Home Loan Bank of Atlanta
FOMC	-	Federal Open Market Committee
Form 10-K	-	Annual Report on Form 10-K for the year ended December 31, 2023
FTE	-	Fully taxable equivalent
GAAP or U.S. GAAP	-	Accounting principles generally accepted in the United States
ICS®	-	Insured Cash Sweep®
IRR	-	Interest rate risk
LIBOR	-	London Interbank Offering Rate
Masonry Capital	-	Masonry Capital Management, LLC
Merger	-	Mergers of Fauquier Bankshares, Inc. and The Fauquier Bank with and into the Company and the Bank, respectively
NPA	-	Nonperforming assets
OREO	-	Other real estate owned
PCA	-	Prompt Corrective Action
PCD	-	Purchased loan with credit deterioration
the Plans	-	2005 Stock Incentive Plan, 2014 Stock Incentive Plan and 2022 Stock Incentive Plan
ROAA	-	Return on Average Assets
ROAE	-	Return on Average Equity
SBA	-	Small Business Administration
SEC	-	U.S. Securities and Exchange Commission
SOFR	-	Secured Overnight Financing Rate
TLM	-	Troubled loan modification

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	September 30, 2024	December 31, 2023 *
ASSETS	Unaudited
Cash and due from banks	$10,188	$18,074
Interest-bearing deposits in other banks	8,977	10,316
Securities:
Available for sale, at fair value	279,323	420,595
Restricted securities, at cost	7,737	8,385
Total securities	287,060	428,980
Loans, net of deferred fees and costs	1,215,512	1,092,665
Allowance for credit losses	(8,523)	(8,395)
Loans, net	1,206,989	1,084,270
Premises and equipment, net	15,562	16,195
Bank owned life insurance	39,762	38,904
Goodwill	7,768	7,768
Core deposit intangible, net	4,099	5,093
Right of use asset, net	5,921	6,748
Deferred tax asset, net	13,548	15,382
Accrued interest receivable and other assets	14,906	14,287
Total assets	$1,614,780	$1,646,017
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest bearing	$359,900	$372,857
Interest bearing	258,439	305,541
Money market and savings deposit accounts	431,707	412,119
Certificates of deposit and other time deposits	329,857	318,581
Total deposits	1,379,903	1,409,098
Federal funds purchased	3,112	3,462
Borrowings	52,500	66,500
Junior subordinated debt, net	3,495	3,459
Lease liability	5,748	6,504
Accrued interest payable and other liabilities	4,113	3,954
Total liabilities	1,448,871	1,492,977
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, $2.50 par value	-	-
Common stock, $2.50 par value	13,257	13,258
Capital surplus	106,166	106,045
Retained earnings	80,789	73,781
Accumulated other comprehensive loss	(34,303)	(40,044)
Total shareholders' equity	165,909	153,040
Total liabilities and shareholders' equity	$1,614,780	$1,646,017

Common shares outstanding	5,370,912	5,365,982
Common shares authorized	10,000,000	10,000,000
Preferred shares outstanding	-	-
Preferred shares authorized	2,000,000	2,000,000

* Derived from audited Consolidated Financial Statements

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest and dividend income:
Loans, including fees	$17,378	$13,748	$49,281	$41,409
Federal funds sold	136	133	535	143
Other interest-bearing deposits	50	64	165	442
Investment securities:
Taxable	1,414	2,848	5,349	8,674
Tax exempt	326	327	979	983
Dividends	102	94	320	265
Total interest and dividend income	19,406	17,214	56,629	51,916

Interest expense:
Demand deposits	66	78	205	273
Money market and savings deposits	2,990	2,739	8,864	6,709
Certificates and other time deposits	3,915	2,685	11,947	5,109
Borrowings	313	505	1,187	1,271
Federal funds purchased	9	21	25	112
Junior subordinated debt	89	86	260	226
Total interest expense	7,382	6,114	22,488	13,700
Net interest income	12,024	11,100	34,141	38,216
Recovery of credit losses	(114)	(73)	(474)	(60)
Net interest income after recovery of credit losses	12,138	11,173	34,615	38,276

Noninterest income:
Wealth management fees	239	419	905	1,220
Deposit account fees	317	404	1,042	1,204
Debit/credit card and ATM fees	474	535	1,485	1,742
Bank owned life insurance income	294	981	858	1,494
Gains on sale of assets	-	132	36	132
Gain on early redemption of debt	-	-	379	-
Gain on termination of interest swap	-	-	-	460
Loss on sales of AFS, net	-	-	(4)	(206)
Other	128	173	620	919
Total noninterest income	1,452	2,644	5,321	6,965

Noninterest expense:
Salaries and employee benefits	3,769	3,936	11,771	12,049
Net occupancy	919	991	2,756	3,099
Equipment	176	195	514	589
Bank franchise tax	366	292	1,051	929
Computer software	219	185	703	590
Data processing	707	623	2,025	2,171
FDIC deposit insurance assessment	125	220	500	540
Marketing, advertising and promotion	166	262	571	912
Professional fees	189	202	631	592
Core deposit intangible amortization	319	368	994	1,138
Other	988	1,066	3,368	3,156
Total noninterest expense	7,943	8,340	24,884	25,765

Income before income taxes	5,647	5,477	15,052	19,476
Provision for income taxes	1,047	824	2,647	3,381
Net income	$4,600	$4,653	$12,405	$16,095

Net income per common share, basic	$0.86	$0.87	$2.31	$3.00
Net income per common share, diluted	$0.85	$0.86	$2.30	$2.99
Weighted average common shares outstanding, basic	5,370,912	5,365,982	5,371,616	5,354,086
Weighted average common shares outstanding, diluted	5,396,936	5,395,483	5,387,537	5,382,145

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income	$4,600	$4,653	$12,405	$16,095
Other comprehensive income (loss):
Unrealized gains (losses) on securities, net of tax of $2,309 and $1,525 for the three and nine months ended September 30, 2024, respectively, and net of tax benefit of ($2,603) and ($1,837) for the three and nine months ended September 30, 2023, respectively	8,685	(9,792)	5,738	(6,911)
Reclassification adjustment for realized gain on termination of interest rate swap, net of tax of $97 for the nine months ended September 30, 2023	—	—	—	(363)
Reclassification adjustment for realized losses on securities, net of tax of $1 and $43 for the nine months ended September 30, 2024 and 2023, respectively	—	—	3	163
Unrealized losses on interest rate swaps, net of tax benefit of ($9) for the nine months ended September 30, 2023	—	—	—	(37)
Total other comprehensive income (loss)	8,685	(9,792)	5,741	(7,148)
Total comprehensive income (loss)	$13,285	$(5,139)	$18,146	$8,947

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Dollars in thousands, except per share data)

(Unaudited)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2022	$13,214	$105,344	$63,482	$(48,624)	$133,416
Exercise of stock options	3	15	-	-	18
Stock option expense	-	42	-	-	42
Restricted stock grant expense	-	111	-	-	111
Vested stock grants	21	(21)	-	-	-
Cash dividends declared ($0.33 per share)	-	-	(1,762)	-	(1,762)
Impact of adoption of CECL	-	-	(1,890)	-	(1,890)
Net income	-	-	5,791	-	5,791
Other comprehensive income	-	-	-	5,771	5,771
Balance, March 31, 2023	$13,238	$105,491	$65,621	$(42,853)	$141,497
Stock option expense	-	68	-	-	68
Restricted stock grant expense	-	120	-	-	120
Vested stock grants	12	(12)	-	-	-
Cash dividends declared ($0.33 per share)	-	-	(1,770)	-	(1,770)
Net income	-	-	5,651	-	5,651
Other comprehensive loss	-	-	-	(3,127)	(3,127)
Balance, June 30, 2023	$13,250	$105,667	$69,502	$(45,980)	$142,439
Stock option expense	-	18	-	-	18
Restricted stock grant expense	-	180	-	-	180
Vested stock grants	3	(3)	-	-	-
Cash dividends declared ($0.33 per share)	-	-	(1,771)	-	(1,771)
Net income	-	-	4,653	-	4,653
Other comprehensive loss	-	-	-	(9,792)	(9,792)
Balance, September 30, 2023	$13,253	$105,862	$72,384	$(55,772)	$135,727

Balance, December 31, 2023	$13,258	$106,045	$73,781	$(40,044)	$153,040
Stock option expense	-	24	-	-	24
Restricted stock grant expense	-	171	-	-	171
Vested stock grants	21	(21)	-	-	-
Shares repurchased	(2)	(24)	-	-	(26)
Cash dividends declared ($0.33 per share)	-	-	(1,770)	-	(1,770)
Net income	-	-	3,646	-	3,646
Other comprehensive loss	-	-	-	(2,508)	(2,508)
Balance, March 31, 2024	$13,277	$106,195	$75,657	$(42,552)	$152,577
Stock option expense	-	35	-	-	35
Restricted stock grant expense	-	217	-	-	217
Vested stock grants	28	(28)	-	-	-
Shares repurchased	(49)	(484)	-	-	(533)
Cash dividends declared ($0.33 per share)	-	-	(1,772)	-	(1,772)
Net income	-	-	4,159	-	4,159
Adjustment for Masonry Capital distribution			(83)		(83)
Other comprehensive loss	-	-	-	(436)	(436)
Balance, June 30, 2024	$13,256	$105,935	$77,961	$(42,988)	$154,164
Stock option expense	-	35	-	-	35
Restricted stock grant expense	-	197	-	-	197
Vested stock grants	1	(1)	-	-	-
Cash dividends declared ($0.33 per share)	-	-	(1,772)	-	(1,772)
Net income	-	-	4,600	-	4,600
Other comprehensive income	-	-	-	8,685	8,685
Balance, September 30, 2024	$13,257	$106,166	$80,789	$(34,303)	$165,909

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the nine months ended
	September 30, 2024	September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,405	$16,095
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of credit losses	(474)	(60)
Net accretion of certain acquisition-related adjustments	(2,063)	(5,637)
Amortization of intangible assets	994	1,138
Net amortization (accretion) of securities	323	(1,754)
Net losses on sale of AFS	4	206
Net gain on early redemption of debt	(379)	-
Net gains on sale of assets	(36)	(132)
Earnings on bank owned life insurance	(858)	(1,494)
Depreciation and other amortization	2,223	2,527
Stock option expense	94	128
Stock grant expense	585	411
Net change in:
Accrued interest receivable and other assets	(240)	52
Accrued interest payable and other liabilities	(647)	(783)
Net cash provided by operating activities	11,931	10,697

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in restricted investments	649	(2,132)
Purchase of available for sale securities	-	(68,565)
Proceeds from maturities, calls, sales and principal payments of available for sale securities	148,206	183,950
Net change in loans	(120,146)	(78,721)
Proceeds from bank owned life insurance payout	—	1,411
Proceeds from sale of premises and equipment	104	2,358
Purchase of bank premises and equipment	(550)	(870)
Net cash provided by investing activities	28,263	37,431

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand deposits, money market and savings accounts	(40,471)	(270,405)
Net change in certificates of deposit and other time deposits	11,276	162,357
Net change in Federal funds purchased	(350)	-
Net change in other borrowings	(14,000)	43,000
Proceeds from termination of interest swap	-	460
Proceeds from stock options exercised	-	18
Repurchase of shares of stock	(559)	-
Cash dividends paid	(5,315)	(5,304)
Net cash used in financing activities	(49,419)	(69,874)
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(9,225)	$(21,746)

CASH AND CASH EQUIVALENTS:
Beginning of period	$28,390	$40,136
End of period	$19,165	$18,390

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$22,542	$10,701
Taxes	$2,380	$3,579
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized gains (losses) on available for sale securities	$7,267	$(8,542)
Initial right-of-use assets obtained in exchange for new operating lease liabilities	281	1,983

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2024

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

Basis of Presentation: The preparation of financial statements in conformity with GAAP and the reporting guidelines prescribed by regulatory authorities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the ACL, accounting for business combinations, including loans acquired in the business combination, ACL on individually evaluated loans, goodwill impairment, credit losses of securities, other intangible assets, and fair value measurements. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Reclassifications: If needed, certain previously reported amounts have been reclassified to conform to current period presentation. No such reclassifications were considered material.

Note 2. Recent Significant Accounting Pronouncements

Accounting Standards Effective in 2024: In March 2023, the FASB issued ASU 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. ASU 2023-02 was effective for the Company on January 1, 2024. The Company elected to continue to utilize the equity method for investments in tax credit structures.

Accounting Standards Issued but Not Yet Adopted: In November 2024, the FASB issued ASU 2024-03, “Income Statement --Reporting Comprehensive Income --Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

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

Note 3. Securities

The amortized cost and fair values of securities available for sale as of September 30, 2024 and December 31, 2023 were as follows (dollars in thousands):

September 30, 2024		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government treasuries	$1,500	$-	$(13)	$1,487
U.S. Government agencies	35,001	1	(4,427)	30,575
Mortgage-backed/CMOs	163,648	31	(20,806)	142,873
Corporate bonds	18,757	-	(159)	18,598
Municipal bonds	103,838	29	(18,077)	85,790
Total Securities Available for Sale	$322,744	$61	$(43,482)	$279,323

December 31, 2023		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government treasuries	$122,288	$35	$(615)	$121,708
U.S. Government agencies	45,131	-	(5,550)	39,581
Mortgage-backed/CMOs	179,920	171	(24,947)	155,144
Corporate bonds	19,680	1	(552)	19,129
Municipal bonds	104,265	31	(19,263)	85,033
Total Securities Available for Sale	$471,284	$238	$(50,927)	$420,595

As of September 30, 2024, there were $272.3 million or 269 issues of individual securities, held in an unrealized loss position. These securities have an unrealized loss of $43.5 million and consist of 116 mortgage-backed/collateralized mortgage obligations, 123 municipal bonds, 19 agency bonds, 10 corporate bonds and 1 treasury bond.

Accrued interest receivable on AFS securities as of September 30, 2024 amounted to $1.4 million.

The following tables summarize all securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, for which no allowance for credit losses was recorded, at September 30, 2024, and December 31, 2023 (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
September 30, 2024	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government treasuries	$-	$-	$1,487	$(13)	$1,487	$(13)
U.S. Government agencies	-	-	30,484	(4,427)	30,484	(4,427)
Mortgage-backed/CMOs	-	-	139,331	(20,806)	139,331	(20,806)
Corporate bonds	-	-	18,598	(159)	18,598	(159)
Municipal bonds	-	-	82,384	(18,077)	82,384	(18,077)
	$-	$-	$272,284	$(43,482)	$272,284	$(43,482)

	Less than 12 Months		12 Months or More		Total
December 31, 2023	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government treasuries	$-	$-	$52,298	$(615)	$52,298	$(615)
U.S. Government agencies	10,090	(20)	29,490	(5,530)	39,580	(5,550)
Mortgage-backed/CMOs	-	-	150,045	(24,947)	150,045	(24,947)
Corporate bonds	-	-	19,129	(552)	19,129	(552)
Municipal bonds	-	-	82,140	(19,263)	82,140	(19,263)
	$10,090	$(20)	$333,102	$(50,907)	$343,192	$(50,927)

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

Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality. In addition, issuers have continued to make timely payments of principal and interest. Accordingly, as of September 30, 2024, management believes the impairments detailed in the table above are temporary, and no credit loss has been realized in the Company’s consolidated statements of income. Additionally, management has the ability to hold any security with an unrealized loss until maturity or until such time as the value of the security has recovered from its unrealized loss position.

Securities pledged as collateral to secure public deposits and to facilitate borrowing from the FRB had carrying values of $22.6 million and $21.8 million at September 30, 2024 and December 31, 2023, respectively.

During the nine months ended September 30, 2024 and 2023, the Company sold AFS securities with a total book value of $39.6 million, incurring a pre-tax loss of $4 thousand, and AFS securities with a book value of $49.9 million incurring a loss of $206 thousand, respectively. Each of these sales was executed as the result of a strategic decision to reinvest proceeds into higher yielding assets.

Restricted securities are securities with limited marketability and consist of stock in the FRB, the Federal Home Loan Bank of Atlanta, CBB Financial Corporation (the holding company for Community Bankers' Bank) and an investment in an SBA loan fund. These restricted securities, totaling $7.7 million and $8.4 million as of September 30, 2024 and December 31, 2023, respectively, are carried at cost.

The amortized cost and fair value of AFS debt securities at September 30, 2024 are presented below based upon contractual maturities, by major investment categories (dollars in thousands). Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

	Amortized Cost	Fair Value
U.S. Government treasuries
One year or less	$1,500	$1,487
	$1,500	$1,487
U.S. Government agencies
After one year to five years	$10,223	$9,307
After five years to ten years	20,778	18,142
Ten years or more	4,000	3,126
	$35,001	$30,575
Mortgage-backed/CMOs
One year or less	$488	$487
After one year to five years	5,265	5,035
After five years to ten years	1,016	968
Ten years or more	156,879	136,383
	$163,648	$142,873
Corporate bonds
One year or less	$6,974	$6,926
After one year to five years	11,783	11,672
	$18,757	$18,598
Municipal bonds
One year or less	$610	$605
After one year to five years	4,807	4,730
After five years to ten years	22,380	20,767
Ten years or more	76,041	59,688
	$103,838	$85,790

Total Debt Securities Available for Sale	$322,744	$279,323

Note 4. Loans

The composition of the loan portfolio by major loan classifications at September 30, 2024 and December 31, 2023, stated at their face amount, net of deferred fees and costs and unamortized premiums and discounts, including fair value marks, appears below (dollars in thousands). The Company has elected to exclude accrued interest receivable, totaling $4.8 million as of September 30, 2024, from the amortized cost basis of loans.

	September 30,	December 31,
	2024	2023
Commercial	$260,104	$152,517
Real estate construction and land	40,078	33,682
1-4 family residential mortgages	310,472	317,558
Commercial mortgages	568,159	550,867
Consumer	36,699	38,041
Total loans	1,215,512	1,092,665
Less: Allowance for credit losses	(8,523)	(8,395)
Net loans	$1,206,989	$1,084,270

As of September 30, 2024 and December 31, 2023, unamortized premiums from purchases of loans (excluding loans acquired during the Merger) were $10.6 million, and $4.6 million, respectively, due primarily to purchases of government-guaranteed loans. Net deferred loan costs and fees totaled $2.8 million as of September 30, 2024 and $2.5 million as of December 31, 2023.

Consumer loans include $132 thousand and $252 thousand of demand deposit overdrafts as of September 30, 2024 and December 31, 2023, respectively.

Loans acquired in business combinations are recorded in the consolidated balance sheets at fair value at the acquisition date under the acquisition method of accounting. The fair value mark as of the Effective Date was $23.1 million. The table above includes a remaining net fair value mark of $7.3 million as of September 30, 2024 on the Acquired Loans.

The following table shows the aging of the Company's loan portfolio, by class, at September 30, 2024 (dollars in thousands):

	30-59 Days	60-89 Days	90 Days or More Past Due and Still Accruing	Nonaccrual Loans	Current Loans	Total Loans

Commercial	$2,771	$2,155	$3,148	$-	$252,030	$260,104
Real estate construction and land	-	-	-	-	40,078	40,078
1-4 family residential mortgages	785	249	-	2,113	307,325	310,472
Commercial mortgages	1,600	-	-	-	566,559	568,159
Consumer loans	169	34	66	-	36,430	36,699
Total Loans	$5,325	$2,438	$3,214	$2,113	$1,202,422	$1,215,512

The following table shows the aging of the Company's loan portfolio, by class, at December 31, 2023 (dollars in thousands):

	30-59 Days	60-89 Days	90 Days or More	Nonaccrual Loans	Current Loans	Total Loans

Commercial	$378	$369	$782	$-	$150,988	$152,517
Real estate construction and land	70	37	-	-	33,575	33,682
1-4 family residential mortgages	1,834	860	-	1,438	313,426	317,558
Commercial mortgages	6,304	-	-	414	544,149	550,867
Consumer loans	225	141	97	-	37,578	38,041
Total Loans	$8,811	$1,407	$879	$1,852	$1,079,716	$1,092,665

The following table shows the Company's amortized cost basis of loans on nonaccrual status as of September 30, 2024 (dollars in thousands). All nonaccrual loans are evaluated for an ACL on an individual basis. As of September 30, 2024, no nonaccrual loans required an ACL, and as of December 31, 2023, only one nonaccrual loan required an ACL, in the amount of $4 thousand, due to collateral value shortfall.

September 30, 2024
	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial	$-	$-	$-
Real estate construction and land	-	-	-
1-4 family residential mortgages	2,113	-	2,113
Commercial mortgages	-		-
Consumer	-	-	-
Total Nonaccrual Loans	$2,113	$-	$2,113

The following table shows the Company's amortized cost basis of loans on nonaccrual status as of December 31, 2023 (dollars in thousands).

	December 31, 2023
	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial	$-	$-	$-
Real estate construction and land	-	-	-
1-4 family residential mortgages	1,383	55	1,438
Commercial mortgages	414		414
Consumer	-	-	-
Total Nonaccrual Loans	$1,797	$55	$1,852

Troubled loan modifications

From time to time, the Company modifies loans to borrowers who are experiencing financial difficulties by providing term extensions, interest rate reductions or other-than-insignificant payment delays. As the effect of most modifications is already included in the ACL due to the measurement methodologies used in its estimate, the ACL is typically not adjusted upon modification. During the nine months ended September 30, 2024, one 1-4 family residential mortgage loan was modified for a borrower experiencing financial difficulties, in the amount of $703 thousand and representing 0.002% of this loan segment, by extending the interest-only term and maintaining the original interest rate. During the three months ended September 30, 2024 and the three and nine months ended September 30, 2023, no loans were modified.

The Company closely monitors the performance of all modified loans to understand the effectiveness of its modification efforts. Upon determination, if applicable, that all or a portion of a modified loan is uncollectible, that amount is charged against the ACL. The loan noted above which was modified in 2024 is included in the 60-89 day past due category as of September 30, 2024.

There were two loans secured by 1-4 family residential property, with a total balance of $264 thousand, in the process of foreclosure at September 30, 2024, and no loans in the process of foreclosure at December 31, 2023.

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

Management has elected to perform an individual evaluation on all loans in nonaccrual status. As of September 30, 2024, after reviewing each loan in nonaccrual status, no specific reserve was deemed necessary. As of December 31, 2023, a specific reserve of $4 thousand was established.

The ACL as a percentage of gross loans declined from 77 bps as of December 31, 2023 to 70 bps as of September 30, 2024. The primary driver in the change in reserves as a percentage of gross loans from December 31, 2023 to September 30, 2024 was the proportional increase in government-guaranteed loans which do not require an ACL. Balances in government-guaranteed loans have increased $111.1 million during the nine months ended September 30, 2024 and have increased $141.3 million since September 30, 2023. Such loans are 100% government-guaranteed and do not require an ACL.

The following table shows the ACL activity by loan portfolio for the nine months ended September 30, 2024 (dollars in thousands):

	Commercial Loans	Real Estate Construction and Land	1-4 Family Residential Mortgages	Commercial Mortgages	Consumer Loans	Total
Allowance for Credit Losses:
Balance as of December 31, 2023	$193	$462	$1,492	$5,261	$987	$8,395
Charge-offs	-	-	-	-	(184)	(184)
Recoveries	13	-	4	1	49	67
Provision for (recovery of) credit losses	(30)	(51)	(9)	30	71	11
Balance as of March 31, 2024	$176	$411	$1,487	$5,292	$923	$8,289
Charge-offs	(104)	-	-	-	(71)	(175)
Recoveries	382	-	3	1	47	433
Provision for (recovery of) credit losses	201	275	664	(1,748)	89	(519)
Balance as of June 30, 2024	$655	$686	$2,154	$3,545	$988	$8,028
Charge-offs	(141)	-	-	-	(131)	$(272)
Recoveries	129	-	2	570	69	770
Provision for (recovery of) credit losses	186	85	370	(702)	58	(3)
Balance as of September 30, 2024	$829	$771	$2,526	$3,413	$984	$8,523

The following table shows the ACL activity by loan portfolio at December 31, 2023 (dollars in thousands):

	Commercial Loans	Real Estate Construction and Land	1-4 Family Residential Mortgages	Real Estate Mortgages	Consumer Loans	Total
Allowance for Credit Losses:
Balance as of beginning of year, January 1, 2023	$194	$221	$1,618	$2,820	$699	$5,552
Impact of ASC 326 adoption	(11)	440	14	1,577	471	2,491
Charge-offs	-	-	-	-	(721)	(721)
Recoveries	168	-	10	42	157	377
Provision for (recovery of) credit losses	(158)	(199)	(150)	822	381	696
Ending Balance, December 31, 2023	$193	$462	$1,492	$5,261	$987	$8,395

The following table presents a breakdown of the provision (recovery) for credit losses for the periods indicated (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Recovery of credit losses:
Provision for (recovery of) loan losses	$(3)	$2	$(511)	$(17)
Provision for (recovery of) unfunded commitments	(111)	(75)	37	(43)
Total	$(114)	$(73)	$(474)	$(60)

The following table presents the Company's amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to those loans as of the periods indicated (dollars in thousands):

	September 30, 2024		December 31, 2023
	Real Estate Secured Loans	Allowance for Credit Losses - Loans	Real Estate Secured Loans	Allowance for Credit Losses - Loans
Commercial mortgages	$-	$-	$414	$-
Residential 1-4 family real estate	2,113	-	1,438	4
Total	$2,113	$-	$1,852	$4

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

The following table presents the Company's recorded investment in loans by credit quality indicators by year of origination as of September 30, 2024 (dollars in thousands). Current period gross write-off amounts represent write-offs for the nine months ended September 30, 2024 (dollars in thousands):

	September 30, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Loans Converted to Term	Total
Commercial
Pass	$98,994	$102,410	$11,388	$1,905	$3,110	$23,697	$17,199	$-	$258,703
Watch	43	92	164	61	125	44	-	-	529
Special Mention	-	-	-	-	-	31	-	8	39
Substandard	-	16	305	-	24	150	338	-	833
Total commercial	$99,037	$102,518	$11,857	$1,966	$3,259	$23,922	$17,537	$8	$260,104
Current period gross write-off	$-	$-	$39	$-	$206	$-	$-	$-	$245
.
Real estate construction and land
Pass	$5,714	$13,368	$11,175	$2,564	$1,639	$1,584	$-	$-	$36,044
Watch	-	3,734	-	-	-	-	-	-	3,734
Special Mention	-	-	-	-	-	258	-	-	258
Substandard	-	-	-	-	-	42	-	-	42
Total real estate construction and land	$5,714	$17,102	$11,175	$2,564	$1,639	$1,884	$-	$-	$40,078
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-
.
1-4 family residential mortgages
Pass	$16,024	$17,737	$13,405	$53,652	$72,583	$99,438	$17,145	$308	$290,292
Watch	-	1,828	1,127	1,720	245	1,479	650	404	7,453
Special Mention	-	1,006	1,065	-	-	5,846	-	-	7,917
Substandard	-	-	-	806	1,309	2,080	397	218	4,810
Total 1-4 family residential mortgage	$16,024	$20,571	$15,597	$56,178	$74,137	$108,843	$18,192	$930	$310,472
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-
.
Commercial mortgages
Pass	$62,220	$105,386	$37,788	$39,590	$81,628	$203,453	$982	$574	$531,621
Watch	-	1,784	1,055	916	11,339	8,558	-	-	23,652
Special Mention	82	-	-	1,551	258	7,376	-	-	9,267
Substandard	-	-	-	1,768	1,851	-	-	-	3,619
Total commercial mortgages	$62,302	$107,170	$38,843	$43,825	$95,076	$219,387	$982	$574	$568,159
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass	$119	$1,122	$75	$287	$170	$17,617	$17,009	$-	$36,399
Watch	-	-	-	6	-	174	-	-	180
Special Mention	-	-	-	-	-	35	6	-	41
Substandard	10	1	-	-	-	68	-	-	79
Total consumer	$129	$1,123	$75	$293	$170	$17,894	$17,015	$-	$36,699
Current period gross write-off	$-	$-	$-	$-	$4	$381	$1	$-	$386

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

Note 6. Goodwill and Other Intangible Assets

The carrying amount of goodwill was $7.8 million at September 30, 2024, December 31, 2023 and September 30, 2023, resulting from the Merger.

The Company had $4.1 million, $5.1 million and $5.4 million of other intangible assets as of September 30, 2024, December 31, 2023 and September 30, 2023, respectively. Other intangible assets were recognized in connection with the core deposits acquired from Fauquier in 2021. The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets (dollars in thousands):

	September 30, 2024		December 31, 2023		September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible	$9,660	$(5,561)	$9,660	$(4,567)	$9,660	$(4,212)

Amortization expense was $319 thousand and $368 thousand for the three months ended September 30, 2024 and 2023, respectively, and $994 thousand and $1.1 million for the nine months ended September 30, 2024 and 2023, respectively.

Estimated future amortization expense as of September 30, 2024 is as follows (dollars in thousands):

Core
Deposit
Intangible
For the three months ending December 31, 2024	$308
For the year ending December 31, 2025	1,110
For the year ending December 31, 2026	918
For the year ending December 31, 2027	726
For the year ending December 31, 2028	535
Thereafter	502
Total	$4,099

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

The following tables present information about the Company’s leases (dollars in thousands):

	September 30, 2024	December 31, 2023
Lease liability	$5,748	$6,504
Right-of-use asset	$5,921	$6,748
Weighted average remaining lease term	4.70 years	4.71 years
Weighted average discount rate	2.70%	2.28%

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Expense:	2024	2023	2024	2023
Operating lease cost	$409	$424	$1,250	$1,330
Short-term lease expense	11	84	41	288
Total lease expense	$420	$508	$1,291	$1,618
Cash paid for amounts included in lease liabilities	$398	$326	$1,181	$1,174

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Undiscounted Cash Flow	September 30, 2024
Three months ending December 31, 2024	$400
Twelve months ending December 31, 2025	1,497
Twelve months ending December 31, 2026	1,158
Twelve months ending December 31, 2027	1,063
Twelve months ending December 31, 2028	942
Thereafter	1,195
Total undiscounted cash flows	$6,255
Less: Discount	(507)
Lease liability	$5,748

Note 8. Net Income Per Share

The table below shows the weighted average number of shares used in computing net income per common share and the effect of the weighted average number of shares of potential dilutive common stock for the three and nine months ended September 30, 2024 and 2023. Diluted net income per share is computed based on the weighted average number of shares of common stock equivalents outstanding, to the extent dilutive. The Company’s common stock equivalents relate to outstanding common stock options. The recipients of unvested restricted shares have full voting and dividend rights, and as such, unvested restricted stock as of September 30, 2024 and September 30, 2023 is included in the calculation of basic and diluted net income per share (dollars below reported in thousands except share and per share data).

Three Months Ended	September 30, 2024			September 30, 2023
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic net income per share	$4,600	5,370,912	$0.86	$4,653	5,365,982	$0.87
Effect of dilutive stock options	-	26,024	(0.01)	-	29,501	(0.01)
Diluted net income per share	$4,600	5,396,936	$0.85	$4,653	5,395,483	$0.86

Nine Months Ended	September 30, 2024			September 30, 2023
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic net income per share	$12,405	5,371,616	$2.31	$16,095	5,354,086	$3.00
Effect of dilutive stock options	-	15,921	(0.01)	-	28,059	(0.01)
Diluted net income per share	$12,405	$5,387,537	$2.30	$16,095	5,382,145	$2.99

For the three and nine months ended September 30, 2024, there were 95,481 and 116,101 option shares, respectively, considered anti-dilutive and excluded from this calculation. For the three and nine months ended September 30, 2023, there were 110,301 option shares considered anti-dilutive and excluded from this calculation.

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

A summary of the shares issued and available under each of the Plans is shown below as of September 30, 2024. Share data and exercise price range per share have been adjusted to reflect prior issued stock dividends. Although the 2014 Plan and the 2005 Plan have expired and no new grants will be issued under those plans, there were options issued before the plans expired that are still outstanding as shown below.

	2022 Plan	2014 Plan	2005 Plan
Aggregate shares issuable	150,000	275,625	253,575
Options issued, net of forfeited and expired options	(44,700)	(174,006)	(59,870)
Unrestricted stock issued	-	(11,635)	-
Restricted stock grants issued, net of forfeited	(44,212)	(83,653)	-
Cancelled due to Plan expiration	-	(6,331)	(193,705)
Remaining available for grant	61,088	-	-

Stock grants issued and outstanding:
Total vested and unvested shares	44,212	95,888	-
Fully vested shares	4,733	67,378	-

Option grants issued and outstanding:
Total vested and unvested shares	44,700	169,301	-
Fully vested shares	-	142,581	-

Exercise price range	$28.82 to $33.20	$23.75 to $42.62	$-

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

Stock Options

Changes in the stock options outstanding related to the Plans are summarized below (dollars in thousands except per share data):

	September 30, 2024
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2024	174,201	$33.94	$-
Issued	41,300	28.98	-
Exercised	-	-	-
Forfeited	(1,500)	35.35	-
Expired	-	-	-
Outstanding at September 30, 2024	214,001	$32.97	$1,913

Options exercisable at September 30, 2024	142,581	$34.82	$1,030

For the three months ended September 30, 2024 and 2023, the Company recognized $35 thousand and $18 thousand, respectively, in compensation expense for stock options. For the nine months ended September 30, 2024 and 2023, the Company recognized $94 thousand and $128 thousand, respectively, in compensation expense for stock options. As of September 30, 2024, there was $312 thousand in unrecognized compensation expense remaining to be recognized in future reporting periods through 2029. The fair value of any stock option grant is estimated at the grant date using the Black-Scholes pricing model. There were no stock options grants issued during the three months ended September 30, 2024, and 41,300 issued in the first half of 2024. There were stock option grants of 4,800 issued during the three months ended September 30, 2023, and 8,400 granted during the nine months ended September 30, 2023.

Summary information pertaining to options outstanding at September 30, 2024 is shown below. Share and per share data have been adjusted to reflect the prior stock dividends issued.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$20.01 to $30.00	101,300	7.1 Years	$25.85	51,800	$24.65
$30.01 to $40.00	55,220	6.6 Years	36.00	33,300	37.17
$40.01 to $42.62	57,481	3.6 Years	42.62	57,481	42.62
Total	214,001	6.1 Years	$32.97	142,581	$34.82

Stock Grants

Restricted stock grants – No restricted stock was granted during the three months ended September 30, 2024. 25,280 restricted shares were granted to employees and non-employee directors, vesting over a four-year period, during the nine months ended September 30, 2024. 8,400 and 18,932 restricted shares were granted to employees and non-employee directors, respectively, vesting over a four-year period, during the nine months ended September 30, 2023. (Note that all such shares were granted during the second quarter of 2023 with no shares granted during the first or third quarter of 2023.) For the three and nine months ended September 30, 2024, $197 thousand and $585 thousand, respectively, were expensed as a result of restricted stock grants. As of September 30, 2024, there was $1.7 million in unrecognized compensation expense for all restricted stock grants remaining to be recognized in future reporting periods through 2028.

Changes in the restricted stock grants outstanding during the nine months ended September 30, 2024 are summarized below (dollars in thousands except per share data):

	September 30, 2024
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested as of January 1, 2024	62,721	$32.56	$2,612
Issued	25,280	30.05	1,053
Vested	(20,012)	31.31	(833)
Forfeited	-	-	-
Nonvested at September 30, 2024	67,989	$31.99	$2,832

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

The following tables present the balances measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (dollars in thousands):

		Fair Value Measurements at September 30, 2024 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government treasuries	$1,487	$-	$1,487	$-
U.S. Government agencies	30,575	-	30,575	-
Mortgage-backed/CMOs	142,873	-	142,873	-
Corporate bonds	18,598	-	18,598	-
Municipal bonds	85,790	-	85,790	-
Total securities available for sale	$279,323	$-	$279,323	$-

		Fair Value Measurements at December 31, 2023 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government treasuries	$121,708	$-	$121,708	$-
U.S. Government agencies	39,581	-	39,581	-
Mortgage-backed/CMOs	155,144	-	155,144	-
Corporate bonds	19,129	-	19,129
Municipal bonds	85,033	-	85,033	-
Total securities available for sale	$420,595	$-	$420,595	$-

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

There were no assets that were measured at fair value on a nonrecurring basis as of September 30, 2024. The following table presents the Company's assets that were measured at fair value on a nonrecurring basis as of December 31, 2023:

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

The Company uses the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis. The carrying values and estimated fair values of the Company's financial instruments as of September 30, 2024 and December 31, 2023 are as follows (dollars in thousands):

		Fair Value Measurements at September 30, 2024 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$19,165	$19,165	$-	$-	$19,165
Available for sale securities	279,323	-	279,323	-	279,323
Restricted securities	7,737	-	7,737	-	7,737
Loans, net	1,206,989	-	-	1,143,491	1,143,491
Bank owned life insurance	39,762	-	39,762	-	39,762
Accrued interest receivable	6,165	-	1,379	4,786	6,165

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$1,050,046	$-	$1,050,046	$-	$1,050,046
Certificates of deposit	329,857	-	329,843	-	329,843
Federal funds purchased	3,112	-	3,112	-	3,112
Borrowings	52,500	-	52,642	-	52,642
Junior subordinated debt, net	3,495	-	3,495	-	3,495
Accrued interest payable	2,089	-	2,089	-	2,089

		Fair Value Measurements at December 31, 2023 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$28,390	$28,390	$-	$-	$28,390
Available for sale securities	420,595	-	420,595	-	420,595
Restricted securities	8,385	-	8,385	-	8,385
Loans, net	1,084,270	-	-	1,029,359	1,029,359
Bank owned life insurance	38,904	-	38,904	-	38,904
Accrued interest receivable	6,179	-	1,916	4,263	6,179

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$1,090,517	$-	$1,090,517	$-	$1,090,517
Certificates of deposit	318,581	-	318,768	-	318,768
Federal funds purchased	3,462	-	3,462	-	3,462
Borrowings	66,500	-	66,360	-	66,360
Junior subordinated debt, net	3,459	-	3,459	-	3,459
Accrued interest payable	2,143	-	2,143	-	2,143

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

Note 11. Other Comprehensive Income (Loss)

The following table presents the changes in each component of accumulated other comprehensive income (loss) for the nine months ended September 30, 2024 and September 30, 2023 (dollars in thousands).

	AFS Securities	Total
Accumulated other comprehensive loss at December 31, 2023	$(40,044)	$(40,044)

Other comprehensive gain arising during the period	7,263	7,263
Related income tax effects	(1,525)	(1,525)
	5,738	5,738

Reclassification into net income	4	4
Related income tax effects	(1)	(1)
	3	3

Accumulated other comprehensive loss at September 30, 2024	$(34,303)	$(34,303)

	AFS Securities	Interest Rate Swap	Total
Accumulated other comprehensive loss at December 31, 2022	$(49,024)	$400	$(48,624)

Other comprehensive loss arising during the period	(8,748)	(46)	(8,794)
Related income tax effects	1,837	9	1,846
	(6,911)	(37)	(6,948)

Reclassification into net income	206	(460)	(254)
Related income tax effects	(43)	97	54
	163	(363)	(200)

Accumulated other comprehensive loss at September 30, 2023	$(55,772)	$—	$(55,772)

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

Segment information for the three and nine months ended September 30, 2024 and 2023 is shown in the following tables (dollars in thousands). Note that asset information is not reported below, as the assets of VNB Trust & Estate Services are reported at the Bank level; also, assets specifically allocated to the lines of business other than the Bank are insignificant and are no longer provided to the chief operating decision maker.

Three months ended September 30, 2024	Bank	VNB Trust & Estate Services	Consolidated
Net interest income	$12,024	$-	$12,024
Recovery of credit losses	(114)	-	(114)
Noninterest income	1,213	239	1,452
Noninterest expense	7,581	362	7,943
Income (loss) before income taxes	5,770	(123)	5,647
Provision for (benefit from) income taxes	1,073	(26)	1,047
Net income (loss)	$4,697	$(97)	$4,600

Nine months ended September 30, 2024	Bank	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$34,141	$-	$-	$34,141
Recovery of credit losses	(474)	-	-	(474)
Noninterest income	4,349	782	190	5,321
Noninterest expense	23,670	1,019	195	24,884
Income (loss) before income taxes	15,294	(237)	(5)	15,052
Provision for (benefit from) income taxes	2,699	(50)	(2)	2,647
Net income (loss)	$12,595	$(187)	$(3)	$12,405

Three months ended September 30, 2023	Bank	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$11,100	$-	$-	$11,100
Recovery of credit losses	(73)	-	-	(73)
Noninterest income	2,215	272	157	2,644
Noninterest expense	7,775	356	209	8,340
Income (loss) before income taxes	5,613	(84)	(52)	5,477
Provision for (benefit from) income taxes	852	(17)	(11)	824
Net income (loss)	$4,761	$(67)	$(41)	$4,653

Nine months ended September 30, 2023	Bank	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$38,216	$-	$-	$38,216
Recovery of credit losses	(60)	-	-	(60)
Noninterest income	5,707	782	476	6,965
Noninterest expense	24,131	1,027	607	25,765
Income (loss) before income taxes	19,852	(245)	(131)	19,476
Provision for (benefit from) income taxes	3,459	(51)	(27)	3,381
Net income (loss)	$16,393	$(194)	$(104)	$16,095

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

For the nine months ended September 30, 2024, a total of 20,350 shares have been repurchased at an average price of $27.42. No repurchases were made during the three months ended September 30, 2024.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements, and notes thereto, of Virginia National Bankshares Corporation included in this report and the audited consolidated financial statements, and notes thereto, of the Company included in the Company’s Form 10-K for the year ended December 31, 2023. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results for the year ending December 31, 2024 or any future period.

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

•
ROAA for the three months ended September 30, 2024 was 1.15% compared to 1.18% realized in the same period in the prior year, as net income was lower and average assets were higher in the current period as compared to the same period in the prior year. ROAA for the nine months ended September 30, 2024 was 1.04% compared to 1.37% realized in the same period in the prior year for the same reasons.
•
ROAE for the three months ended September 30, 2024 was 11.82% compared to 12.91% realized in same period in the prior year. ROAE for the nine months ended September 30, 2024 was 10.70% compared to 15.42% realized in the same period in the prior year.
•
Net income per diluted share was $0.85 for the three months ended September 30, 2024, compared to $0.86 for the same period in the prior year. Net income per diluted share was $2.30 for the nine months ended September 30, 2024, compared to $2.99 for the same period in the prior year. The period over period declines were due to the decrease in net income, primarily as a result of increased cost of funds, as described below.

We also manage our capital levels through growth, quarterly cash dividends, share repurchases, when prudent, while maintaining a strong capital position. During the second quarter of 2023, the Board of Directors approved a share repurchase plan of up to 5% of outstanding common stock. Repurchases may be made through open market purchases or in privately negotiated transactions. The actual timing, number, and value of shares repurchased under the program will be determined by a committee of the Board. During the first half of 2024, 20,350 shares were repurchased. No additional repurchases were made during the third quarter of 2024.

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

FINANCIAL CONDITION

Total assets

The total assets of the Company as of September 30, 2024 were $1.6 billion. This is a $31.2 million, or 1.9%, decrease from total assets reported at December 31, 2023 yet a $52.2 million, or 3.3%, increase from total assets reported at September 30, 2023. For the nine months ended September 30, 2024, maturities within the securities portfolio were utilized to fund loan growth. In addition, outstanding borrowings were reduced by $14.0 million from the balances held as of December 31, 2023.

Securities

The Company’s investment securities portfolio as of September 30, 2024 totaled $287.1 million, a decrease of $141.9 million compared with the $429.0 million reported at December 31, 2023 and a $111.0 million decrease from the $398.1 million reported at September 30, 2023. The decrease from year-end and the prior year was part of a strategic decision to reinvest proceeds into higher yielding assets. At September 30, 2024 and December 31, 2023, the investment securities holdings represented 17.8% and 26.1% of the Company’s total assets, respectively.

The Company’s investment securities portfolio included restricted securities totaling $7.7 million as of September 30, 2024, compared to $8.4 million as of December 31, 2023 and $7.3 million as of September 30, 2023. These securities represent stock in the FRB, the FHLB, CBB Financial Corporation (the holding company for Community Bankers' Bank), and an investment in an SBA loan fund. The level of FRB and FHLB stock that the Company is required to hold is determined in accordance with membership guidelines provided by the Federal Reserve and the FHLB, respectively. Stock ownership in the bank holding company for Community Bankers’ Bank provides the Company with several benefits that are not available to non-shareholder correspondent banks. None of these restricted securities are traded on the open market and can only be redeemed by the respective issuer.

At September 30, 2024, the unrestricted securities portfolio totaled $279.3 million. The following table summarizes the Company's AFS securities by type as of September 30, 2024, December 31, 2023, and September 30, 2023 (dollars in thousands):

	September 30, 2024		December 31, 2023		September 30, 2023
		% of		% of		% of
	Balance	Total	Balance	Total	Balance	Total
U.S. Government treasuries	$1,487	0.5%	$121,708	29.0%	$105,679	27.0%
U.S. Government agencies	30,575	10.9%	39,581	9.4%	37,769	9.7%
Mortgage-backed/CMOs	142,873	51.2%	155,144	36.9%	152,061	38.9%
Corporate bonds	18,598	6.7%	19,129	4.5%	18,663	4.8%
Municipal bonds	85,790	30.7%	85,033	20.2%	76,644	19.6%
Total available for sale securities	$279,323	100.0%	$420,595	100.0%	$390,816	100.0%

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

Total loans were $1.2 billion as of September 30, 2024, $1.1 billion as of December 31, 2023, and $1.0 billion as of September 30, 2023. Loans as a percentage of total assets at September 30, 2024 were 75.3%, compared to 65.3% as of September 30, 2023. Loans as a percentage of deposits at September 30, 2024 were 88.1%, compared to 74.5% as of September 30, 2023.

The following table summarizes the Company's loan portfolio by type of loan as of September 30, 2024, December 31, 2023, and September 30, 2023 (dollars in thousands):

	September 30, 2024		December 31, 2023		September 30, 2023
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial loans	$260,104	21.4%	$152,517	13.9%	$121,846	11.9%
Real estate mortgage:
Construction and land	40,078	3.3%	33,682	3.1%	31,526	3.1%
1-4 family residential mortgages	310,472	25.5%	317,558	29.1%	316,862	31.0%
Commercial	568,159	46.8%	550,867	50.5%	511,327	50.2%
Total real estate mortgage	918,709	75.6%	902,107	82.7%	859,715	84.3%
Consumer	36,699	3.0%	38,041	3.4%	38,957	3.8%
Total loans	$1,215,512	100.0%	$1,092,665	100.0%	$1,020,518	100.0%

Loan balances increased by $122.8 million or 11.2% from December 31, 2023 to September 30, 2024. During the nine months ended September 30, 2024, the Company funded $93.1 million in organic loan production and purchased $111.1 million in government guaranteed loans (included in commercial loans above). Paydowns and normal amortization of $81.4 million partially offset the loans funded during the first nine months of the current year.

The following tables details the Company's levels of non-owner occupied commercial real estate as of September 30, 2024 and December 31, 2023, along with the average loan size and % of risk ratings for each category (dollars in thousands):

September 30, 2024

Loan Type	Balance	% of Total CRE	Average Loan Size	Special Mention	Sub- standard	Nonaccrual
Hotels	$46,361	16.26%	$5,151	0.00%	0.00%	0.00%
Office Building	58,218	20.42%	746	0.00%	0.00%	0.00%
Warehouses/Industrial	52,535	18.43%	1,946	1.26%	0.00%	0.00%
Retail	109,300	38.34%	1,735	1.00%	0.00%	0.00%
Day Cares / Schools	9,033	3.17%	1,004	0.00%	0.00%	0.00%
All Other Commercial Buildings	9,607	3.37%	873	0.00%	0.00%	0.00%
Total Non-Owner Occupied CRE	$285,054

December 31, 2023

Loan Type	Balance	% of Total CRE	Average Loan Size	Special Mention	Sub- standard	Nonaccrual
Hotels	$22,723	8.29%	$3,787	0.00%	0.00%	0.00%
Office Building	66,409	24.22%	800	0.00%	0.00%	0.00%
Warehouses/Industrial	53,338	19.46%	2,051	0.00%	1.20%	0.78%
Retail	107,580	39.24%	1,735	0.40%	0.00%	0.00%
Day Cares / Schools	13,961	5.09%	1,396	2.65%	0.00%	0.00%
All Other Commercial Buildings	10,142	3.70%	845	0.00%	0.00%	0.00%
Total Non-Owner Occupied CRE	$274,153

Loan quality

The Company continues to experience extremely low levels of NPAs, as a result of strict underwriting standards and practices. However, the economic environment in the Company's lending footprint could be impacted as persistent inflation, volatile interest rates, and other signs of recession materialize, which could increase NPAs in future periods.

Nonaccruals - Nonaccrual loans, comprised of ten loans to nine borrowers, totaled $2.1 million at September 30, 2024, compared to balances of $1.9 million and $1.1 million reported at December 31, 2023 and September 30, 2023, respectively.

Past Due Loans - The Company had loans in its portfolio totaling $3.2 million, $879 thousand and $854 thousand, as of September 30, 2024, December 31, 2023 and September 30, 2023, respectively, that were 90 or more days past due and still accruing interest as the Company deemed them to be collectible. The past due balance as of September 30, 2024 is comprised of four loans totaling $3.1 million which are 100% government-guaranteed, and four student loans totaling $66 thousand.

Troubled Loan Modifications - No loans were modified during the three months ended September 30, 2024. During the first quarter of 2024, one loan was modified for a borrower experiencing financial difficulties, totaling $703 thousand. As of September 30, 2024, the Company had TLMs totaling $1.2 million.

Foreclosures - There were two loans secured by 1-4 family residential property, with a total balance of $264 thousand, in the process of foreclosure at September 30, 2024, and no loans in the process of foreclosure at December 31, 2023.

Management identifies potential problem loans through its periodic loan review process and considers potential problem loans as those loans classified as special mention, substandard, or doubtful.

Allowance for Credit Losses

The relationship of the ACL to total loans and nonaccrual loans appears below (dollars in thousands):

	September 30, 2024	December 31, 2023	September 30, 2023
Total loans	$1,215,512	$1,092,665	$1,020,518
Nonaccrual loans	$2,113	$1,852	$1,143
Allowance for credit losses	$8,523	$8,395	$7,799
Nonaccrual loans to total loans	0.17%	0.17%	0.11%
ACL to total loans	0.70%	0.77%	0.76%
ACL to nonaccrual loans	403.36%	453.29%	682.33%

The ACL on loans as a percentage of loans was 0.70% as of September 30, 2024, 0.77% as of December 31, 2023, and 0.76% as of September 30, 2023. The fair value mark that was allocated to the acquired loans was $21.3 million as of the Effective Date, with a remaining balance of $7.3 million as of September 30, 2024.

Recoveries of credit losses totaling $511 thousand and $17 thousand were recorded in the nine months ended September 30, 2024 and 2023, respectively. The following is a summary of the changes in the ACL for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	2024	2023
Allowance for credit losses, December 31 of prior year	$8,395	$5,552
Impact of adoption of CECL, January 1, 2023	-	2,491
Charge-offs	(631)	(521)
Recoveries	1,270	294
Recovery of credit losses	(511)	(17)
Allowance for credit losses, September 30	$8,523	$7,799

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

Management reviews the ACL on a quarterly basis to ensure it is adequate based upon the calculated probable losses inherent in the portfolio. Management believes the ACL was adequately provided for as of September 30, 2024 and acknowledges that the ACL may increase throughout the year as economic conditions may continue to deteriorate for the foreseeable future.

Premises and equipment

The Company’s premises and equipment, net of depreciation, as of September 30, 2024 totaled $15.6 million compared to $16.2 million as of December 31, 2023 and $16.3 million as of September 30, 2023, decreasing from prior year due to normal depreciation. Premises and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed by the straight-line method based on the estimated useful lives of assets. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, assets and related accumulated depreciation are removed from the books, and any resulting gain or loss is charged to income.

As of September 30, 2024, the Company occupied thirteen full-service banking facilities throughout Albemarle, Fauquier and Prince William counties and the cities of Charlottesville, Richmond, Manassas and Winchester, Virginia. The Company also operates a drive-through location at 301 East Water Street, Charlottesville, Virginia.

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

Leases

As of September 30, 2024, the Company has recorded $5.9 million of right-of-use assets and $5.7 million of lease liabilities, in accordance with ASU 2016-02 “Leases” (Topic 842). As of December 31, 2023, $6.7 million of right-of-use assets and $6.5 million of lease liabilities were included on the balance sheet. Right-of-use assets are assets that represent the Company’s right to use, or control the use of, a specified asset for the lease term, offset by the lease liability, which is the Company’s obligation to make lease payments arising from a lease, measured on a discounted basis. During the first quarter of 2024, the Company extended one branch lease for an additional five-year period.

Deposits

Deposit accounts represent the Company’s primary source of funds and are comprised of demand deposits, interest-bearing checking, money market, and savings accounts as well as time deposits. These deposits have been provided predominantly by individuals, businesses and charitable organizations in the Commonwealth of Virginia.

Total deposits as of September 30, 2024 were $1.4 billion, a decrease of $29.2 million, or 2.1%, compared to December 31, 2023, and an increase of $9.6 million, or 0.7%, compared to September 30, 2023 (dollars in thousands).

	September 30, 2024		December 31, 2023		September 30, 2023
		% of		% of		% of
	Balance	Total	Balance	Total	Balance	Total
No cost and low cost deposits:
Noninterest demand deposits	$359,900	26.1%	$372,857	26.5%	$399,158	29.1%
Interest checking accounts	258,439	18.7%	305,541	21.7%	287,480	21.0%
Money market and savings deposit accounts	431,707	31.3%	412,119	29.2%	406,189	29.6%

Total noninterest and low cost deposit accounts	1,050,046	76.1%	1,090,517	77.4%	1,092,827	79.7%

Time deposit accounts:
Certificates of deposit	323,557	23.4%	311,378	22.1%	267,035	19.5%
CDARS deposits	6,300	0.5%	7,203	0.5%	10,436	0.8%
Total certificates of deposit and other time deposits	329,857	23.9%	318,581	22.6%	277,471	20.3%

Total deposit account balances	$1,379,903	100.0%	$1,409,098	100.0%	$1,370,298	100.0%

Noninterest-bearing demand deposits on September 30, 2024 were $359.9 million, representing 26.1% of total deposits. Interest-bearing transaction, money market, and savings accounts totaled $690.1 million, and represented 50.0% of total deposits at September 30, 2024. Collectively, noninterest-bearing and interest-bearing transaction, money market and savings accounts represented 76.1% of total deposit accounts at September 30, 2024. These account types are an excellent source of low-cost funding for the Company.

The Company also offers insured cash sweep deposit products. ICS® deposit balances of $19.4 million and $126.2 million are included in the interest checking accounts and in the money market and savings deposit accounts balances, respectively, in the table above, as of September 30, 2024. As of December 31, 2023, ICS® deposit balances of $22.8 million and $105.9 million are included in the interest checking accounts and in the money market and savings deposit account balances, respectively. All ICS® accounts consist of reciprocal balances for the Company’s customers. The Company currently holds no brokered or specialty CDs.

The remaining 23.9% of total deposits consisted of certificates of deposit and other time deposit accounts totaling $329.9 million at September 30, 2024, increasing over the balances as of December 31, 2023 as a result of several interest rate promotions that the Bank continued in the first nine months of 2024. Included in these deposit totals are CDARSTM, whereby depositors can obtain FDIC deposit insurance on account balances of up to $50 million. CDARSTM deposits totaled $6.3 million as of September 30, 2024 and $7.2 million as of December 31, 2023, all of which were reciprocal balances for the Company’s customers.

As of September 30, 2024 and December 31, 2023, the estimated amounts of uninsured deposits were $331.9 million, or 24.0% and $360.0 million, or 25.5% of total deposits, respectively.

Federal funds purchased

The Company purchased $3.1 million in federal funds at September 30, 2024, $3.5 million at December 31, 2023 and none at September 30, 2023. (Note that the Company was in a Federal funds sold position at September 30, 2023 in the amount of $1.0 million.) Any excess funds are sold on a daily basis in the federal funds market and Federal funds are purchased as needed to meet liquidity needs.

Borrowings

Borrowings, consisting primarily of FHLB advances, are additional sources of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company's ability to earn a favorable spread on the funds obtained. The Company curtailed $14.0 million of outstanding FHLB advances during the first nine months of 2024, primarily utilizing proceeds from the maturities of securities, to assist in margin improvement.

As of October 31, 2024, based on the FHLB’s evaluation, the Company has an available credit position of $403 million, for which access can be negotiated based on multiple factors. The Company currently has a collateral dependent line of credit with the FHLB for $100.1 million, secured by commercial mortgages, with borrowings of $52.5 million as of September 30, 2024. As of December 31, 2023, there were $66.5 million in outstanding borrowings with the FHLB. At March 31, 2023, the Company had a $30.0 million letter of credit issued in favor of the Commonwealth of Virginia Department of the Treasury to secure public fund depository accounts. The letter of credit was secured under the collateral dependent line of credit described above and was retired in the second quarter of 2023.

Additional borrowing arrangements maintained by the Company include formal unsecured federal funds lines with five major regional correspondent banks for a total of $119.0 million and a secured line with the Federal Reserve discount window in the amount of $4.0 million, based on the market value of the collateral. See above for outstanding balances in Federal funds purchased as of the dates presented.

Junior Subordinated Debt

In 2006, a subsidiary of Fauquier, Fauquier Statutory Trust II, privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Fauquier’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. As of September 30, 2024 and December 31, 2023, total capital securities were $3.5 million, as adjusted to fair value as of the date of the Merger. Historically, the interest rate on the capital security reset every three months at 1.70% above the then current three-month LIBOR and was paid quarterly. With the cessation of LIBOR, on September 13, 2023, the rate converted to a spread adjustment of 0.03% plus a margin of 1.70% above the three-month CME Term SOFR.

The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

Shareholders' equity and regulatory capital ratios

The following table displays the changes in shareholders' equity for the Company from December 31, 2023 to September 30, 2024 (dollars in thousands):

Equity, December 31, 2023	$153,040
Net income	12,405
Other comprehensive income	5,741
Cash dividends declared	(5,314)
Shares repurchased	(559)
Adjustment for Masonry Capital distribution	(83)
Equity increase due to expensing of stock options	94
Equity increase due to expensing of restricted stock	585
Equity, September 30, 2024	$165,909

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

The Company’s Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios were 18.04%, 18.04%, 18.88% and 11.81%, respectively, as of September 30, 2024, thus exceeding the minimum requirements. The Bank’s Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios were 17.86%, 17.86%, 18.70% and 11.69%, respectively, as of September 30, 2024, also exceeding the minimum requirements.

As of September 30, 2024, the Bank exceeded all of the following minimum capital ratios in order to be considered “well capitalized” under the PCA regulations, as revised: (i) a common equity Tier 1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%.

RESULTS OF OPERATIONS

Industry events and economic environment

Management of the Company continually monitors the impact of various global and national events on the Company's results of operations and financial condition, including inflation, changes in interest rates, and the political environment in light of the recent U.S. presidential election and other elections. The timing and impact of inflation, fluctuations in and volatility of interest rates, and the competitive landscape of deposits on our business and results of operations will depend on future developments, which are uncertain and unpredictable.

In response to the modest progress on inflation, on September 18, 2024 and November 7, 2024, the FOMC announced that it was lowering the Federal Funds target rate by 50 bps and 25 bps, respectively. The Federal Funds target current range is 4.50% to 4.75%. While inflation has eased in 2024, it remains elevated over the FOMC's target of 2.0%. The FOMC noted that it has gained greater confidence that inflation is moving sustainably toward 2.0%. Further the FOMC has also noted that it will carefully assess incoming data, the evolving outlook, and the balance of risks in considering additional adjustments to the target range for the Federal Funds rate and that its assessments will take into account a wide range of information, including readings on labor market conditions, inflation pressures and inflation expectations, and financial and international developments. The FOMC noted that it would be prepared to adjust the stance of monetary policy as appropriate if risks emerge that could impede the attainment of the FOMC’s goals. The
FOMC also confirmed the continued reduction to the Federal Reserve’s holdings of U.S. Treasury securities and agency debt and agency MBS.

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

A reconcilement of the non-GAAP financial measures used by the Company to evaluate and measure the Company's performance to the most directly comparable GAAP financial measures is presented below (dollars in thousands, except for the per share data):

	As of or for the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Fully tax-equivalent measures
Net interest income	$12,024	$11,100	$34,141	$38,216
Fully tax-equivalent adjustment	87	87	261	262
Net interest income (FTE)	$12,111	$11,187	$34,402	$38,478

Efficiency ratio	58.9%	60.7%	63.1%	57.0%
Fully tax-equivalent adjustment	-0.3%	-0.4%	-0.5%	-0.3%
Efficiency ratio (FTE)	58.6%	60.3%	62.6%	56.7%

Net interest margin	3.22%	3.02%	3.05%	3.50%
Fully tax-equivalent adjustment	0.02%	0.02%	0.02%	0.02%
Net interest margin (FTE)	3.24%	3.04%	3.07%	3.52%

Other financial measures
Book value per share	$30.89	$25.29
Impact of intangible assets	(2.21)	(2.46)
Tangible book value per share (non-GAAP)	$28.68	$22.83

Total equity	$165,909	$135,727
Impact of intangible assets	(11,867)	(13,216)
Tangible equity	$154,042	$122,511

Net income

Net income for the three months ended September 30, 2024 was $4.6 million, a $53 thousand decrease compared to $4.7 million reported for the three months ended September 30, 2023. Net income per diluted share was $0.85 for the three months ended September 30, 2024 compared to $0.86 per diluted share for the same period in the prior year.

Net income for the nine months ended September 30, 2024 was $12.4 million, compared to $16.1 million for the nine months ended September 30, 2023. Net income per diluted share was $2.30 for the nine months ended September 30, 2024, compared to $2.99 for the nine months ended September 30, 2023.

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

Quarterly overview - Net interest income (FTE) for the three months ended September 30, 2024 was $12.1 million, a $924 thousand increase compared to net interest income (FTE) of $11.2 million for the three months ended September 30, 2023. The net interest margin (FTE) of 3.24% for the three months ended September 30, 2024 was 20 bps higher than the 3.04% realized during the three months ended September 30, 2023. The main driver of this increase was increased volume of loans; the increase in average loan balances, from $986.5 million for the three months ended September 30, 2023 to $1.2 billion for the three months ended September 30, 2024, positively impacted interest income by $2.8 million, while the increase in rates associated with such loans positively impacted interest income by $812 thousand. These increases were partially offset by the decrease in the average balances of securities, decreasing from $454.0 million in the three months ended September 30, 2023 to $287.9 in the three months ended September 30, 2024, negatively impacting interest income (FTE) by $1.2 million period over period. Interest expense increased $1.3 million, negatively impacting net interest income (FTE) and net interest margin (FTE), compared to the same period in the prior year. Overall, the cost of interest-bearing deposits increased 45 bps period over period, from 226 bps to 271 bps. A $81.9 million increase in average balances of time deposit products contributed to the higher interest expense during the third quarter of 2024.

Year-to-date overview - Net interest income (FTE) for the nine months ended September 30, 2024 was $34.4 million, a $4.1 million decrease compared to net interest income (FTE) for the nine months ended September 30, 2023. The net interest margin (FTE) of 3.07% for the nine months ended September 30, 2024 was 45 bps lower than the 3.52% realized during the nine months ended September 30, 2023. Interest expense increased $8.8 million, negatively impacting net interest income (FTE) and net interest margin (FTE), compared to the same period in the prior year. Overall, the cost of interest-bearing deposits increased 103 bps period over period, from 170 bps to 273 bps. A $146.0 million increase in average balances of time deposit products contributed to the higher interest expense during the first nine months of 2024. The increase in average loan balances, from $953.4 million for the nine months ended September 30, 2023 to $1.1 billion for the nine months ended September 30, 2024, positively impacted interest income by $8.2 million. This increase was partially offset by the decrease in the average balances of securities, decreasing from $485.3 million in the nine months ended September 30, 2023 to $328.5 in the nine months ended September 30, 2024, negatively impacting interest income (FTE) by $3.4 million period over period.

For the quarterly and year-to-date periods of 2024, the shift in the composition of earnings assets was intentional to shift the mix to higher yielding assets.

Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP net interest margin.

The following tables detail the average balance sheet, including an analysis of net interest income (FTE) for earning assets and interest-bearing liabilities, for the three and nine months ended September 30, 2024 and 2023. These tables also include rate/volume analyses for these same periods (dollars in thousands).

Consolidated Average Balance Sheet and Analysis of Net Interest Income

	For the Three Months Ended
	September 30, 2024			September 30, 2023			Change in Interest Income/ Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to : [4]		Total
	Balance	Income/	Yield/Cost	Balance	Income/	Yield/Cost	Volume	Rate	Increase/
		Expense			Expense				(Decrease)
ASSETS
Interest Earning Assets:
Securities:
Taxable Securities	$221,548	$1,516	2.74%	$387,180	$2,942	3.04%	$(1,157)	$(269)	$(1,426)
Tax Exempt Securities [1]	66,334	413	2.49%	66,835	414	2.48%	(3)	2	(1)
Total Securities [1]	287,882	1,929	2.68%	454,015	3,356	2.96%	(1,160)	(267)	(1,427)
Loans:
Real Estate	905,275	13,348	5.87%	843,477	11,612	5.46%	916	820	1,736
Commercial	238,407	3,418	5.70%	103,059	1,394	5.37%	1,939	85	2,024
Consumer	37,765	612	6.45%	39,945	742	7.37%	(37)	(93)	(130)
Total Loans	1,181,447	17,378	5.85%	986,481	13,748	5.53%	2,818	812	3,630
Federal funds sold	9,875	136	5.48%	9,569	133	5.51%	5	(2)	3
Other interest-bearing deposits	7,978	50	2.49%	10,491	64	2.42%	(16)	2	(14)
Total Earning Assets	1,487,182	19,493	5.21%	1,460,556	17,301	4.70%	1,647	545	2,192
Less: Allowance for Credit Losses	(8,134)			(7,907)
Total Non-Earning Assets	106,616			114,792
Total Assets	$1,585,664			$1,567,441

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$261,961	$66	0.10%	$304,969	$78	0.10%	$(11)	$(1)	$(12)
Money Market and Savings Deposits	425,026	2,990	2.80%	407,213	2,739	2.67%	130	121	251
Time Deposits	334,768	3,915	4.65%	252,917	2,685	4.21%	945	285	1,230
Total Interest-Bearing Deposits	1,021,755	6,971	2.71%	965,099	5,502	2.26%	1,064	405	1,469
Federal funds purchased	616	9	5.81%	1,300	21	6.41%	(10)	(2)	(12)
Borrowings	25,634	313	4.86%	37,648	505	5.32%	(149)	(43)	(192)
Junior subordinated debt	3,487	89	10.15%	3,443	86	9.91%	1	2	3
Total Interest-Bearing Liabilities	1,051,492	7,382	2.79%	1,007,490	6,114	2.41%	906	362	1,268
Non-Interest-Bearing Liabilities:
Demand deposits	367,688			406,518
Other liabilities	11,675			10,422
Total Liabilities	1,430,855			1,424,430
Shareholders' Equity	154,809			143,011
Total Liabilities & Shareholders' Equity	$1,585,664			$1,567,441
Net Interest Income (FTE)		$12,111			$11,187		$741	$183	$924
Interest Rate Spread [2]			2.42%			2.29%
Cost of Funds			2.07%			1.72%
Interest Expense as a Percentage of Average Earning Assets			1.97%			1.66%
Net Interest Margin (FTE) [3]			3.24%			3.04%

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

Consolidated Average Balance Sheet and Analysis of Net Interest Income

	For the Nine Months Ended
	September 30, 2024			September 30, 2023			Change in Interest Income/ Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to : [4]		Total
	Balance	Income/	Yield/Cost	Balance	Income/	Yield/Cost	Volume	Rate	Increase/
		Expense			Expense				(Decrease)
ASSETS
Interest Earning Assets:
Securities:
Taxable Securities	$262,029	$5,669	2.88%	$418,367	$8,939	2.85%	$(3,381)	$111	$(3,270)
Tax Exempt Securities [1]	66,462	1,240	2.49%	66,957	1,245	2.48%	(9)	4	(5)
Total Securities [1]	328,491	6,909	2.80%	485,324	10,184	2.80%	(3,390)	115	(3,275)
Loans:
Real Estate	903,786	38,373	5.67%	827,902	36,077	5.82%	3,206	(910)	2,296
Commercial	206,420	8,923	5.77%	83,393	3,103	4.97%	5,241	579	5,820
Consumer	37,706	1,985	7.03%	42,094	2,229	7.07%	(233)	(11)	(244)
Total Loans	1,147,912	49,281	5.73%	953,389	41,409	5.80%	8,214	(342)	7,872
Federal funds sold	13,101	535	5.45%	3,527	143	5.42%	391	1	392
Other interest-bearing deposits	8,002	165	2.75%	17,444	442	3.38%	(206)	(71)	(277)
Total Earning Assets	1,497,506	56,890	5.07%	1,459,684	52,178	4.77%	5,009	(297)	4,712
Less: Allowance for Credit Losses	(8,281)			(7,933)
Total Non-Earning Assets	109,662			114,387
Total Assets	$1,598,887			$1,566,138

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$271,102	$205	0.10%	$332,587	$273	0.11%	$(48)	$(20)	$(68)
Money Market and Savings Deposits	419,586	8,864	2.82%	423,547	6,709	2.12%	(69)	2,224	2,155
Time Deposits	338,154	11,947	4.72%	192,139	5,109	3.56%	4,767	2,071	6,838
Total Interest-Bearing Deposits	1,028,842	21,016	2.73%	948,273	12,091	1.70%	4,650	4,275	8,925
Federal funds purchased	558	25	5.98%	2,927	112	5.12%	(104)	17	(87)
Borrowings	32,706	1,187	4.85%	33,289	1,271	5.10%	(23)	(61)	(84)
Junior subordinated debt	3,476	260	9.99%	3,430	226	8.81%	3	31	34
Total Interest-Bearing Liabilities	1,065,582	22,488	2.82%	987,919	13,700	1.85%	4,526	4,262	8,788
Non-Interest-Bearing Liabilities:
Demand deposits	367,688			428,906
Other liabilities	10,808			9,760
Total Liabilities	1,444,078			1,426,585
Shareholders' Equity	154,809			139,553
Total Liabilities & Shareholders' Equity	$1,598,887			$1,566,138
Net Interest Income (FTE)		$34,402			$38,478		$483	$(4,559)	$(4,076)
Interest Rate Spread [2]			2.26%			2.92%
Cost of Funds			2.10%			1.29%
Interest Expense as a Percentage of Average Earning Assets			2.01%			1.25%
Net Interest Margin (FTE) [3]			3.07%			3.52%

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

Provision for credit losses

A recovery of provision for credit losses of $114 thousand was recognized during the three months ended September 30, 2024 compared to a recovery of $73 thousand recognized during the three months ended September 30, 2023. The third quarter 2024 recovery of provision for credit losses was comprised of $3 thousand of recovery of provision for loan losses and $111 thousand of recovery of provision for losses on unfunded commitments.

A recovery of provision for credit losses of $474 thousand was recognized during the nine months ended September 30, 2024 compared to a recovery of $60 thousand recognized during the nine months ended September 30, 2023. The first nine months of 2024 recovery of provision for credit losses was comprised of $511 thousand of recovery of provision for loan losses and $37 thousand of provision for losses on unfunded commitments.

An update to the peer data used in the Company's CECL model was performed during the three months ended June 30, 2024. This included a new group of peer banks, an adjustment to the k-factors used in the DCF models, and the election to mirror CRE non-owner occupied data for the multifamily pool based on the more appropriate and reasonable data fit. In addition, during the second quarter of 2024, a reallocation of qualitative factor weightings for each pool was performed based on assessment of applicability and significance in terms of anticipated effect of each factor on loss rates for each pool. An update to the prepayment and curtailment rates used in the Company's CECL model was performed during the three months ended September 30, 2024.

A significant portion of the increase in loan balances in the first nine months of 2024 was attributable to the purchase of government-guaranteed loans which do not require an ACL as they are 100% guaranteed, with balances increasing by $111.1 million from December 31, 2023 to September 30, 2024.

The decrease in unfunded commitment reserve from the prior quarter, and therefore the recovery of provision related thereto, was almost entirely due to the decrease in the balances of unfunded construction loans, declining from $24.8 million as of June 30, 2024 to $17.3 million as of September 30, 2024.

Further discussion of management’s assessment of the ACL is provided earlier in the report and in Note 5 – Allowance for Credit Losses, found in the Notes to the Consolidated Financial Statements. In management’s opinion, the ACL was adequately provided for at September 30, 2024. The ACL calculation, provision for credit losses, asset quality and collateral values may be significantly impacted by deterioration in economic conditions. Should economic conditions worsen, we could experience further increases in our required ACL and record additional provision for credit loss exposure.

Noninterest income

The components of noninterest income for the three months ended September 30, 2024 and 2023 are shown below (dollars in thousands):

	For the Three Months Ended		Variance
	September 30, 2024	September 30, 2023	$	%
Noninterest income:
Wealth management fees	$239	$419	$(180)	-43.0%
Deposit account fees	317	404	(87)	-21.5%
Debit/credit card and ATM fees	474	535	(61)	-11.4%
Bank owned life insurance income	294	981	(687)	-70.0%
Losses on sale of assets	-	132	(132)	-100.0%
Other	128	173	(45)	-26.0%
Total noninterest income	$1,452	$2,644	$(1,192)	-45.1%

Noninterest income for the three months ended September 30, 2024 of $1.5 million was $1.2 million or 45.1% less than the amount recorded for the three months ended September 30, 2023, due primarily to the receipt of proceeds from bank-owned life insurance due to the death of a former employee in the third quarter of the prior year.

The components of noninterest income for the nine months ended September 30, 2024 and 2023 are shown below (dollars in thousands):

	For the Nine Months Ended		Variance
	September 30, 2024	September 30, 2023	$	%
Noninterest income:
Wealth management fees	$905	$1,220	$(315)	-25.8%
Deposit account fees	1,042	1,204	(162)	-13.5%
Debit/credit card and ATM fees	1,485	1,742	(257)	-14.8%
Bank owned life insurance income	858	1,494	(636)	-42.6%
Gains on sale of assets	36	132	(96)	-72.7%
Gain on early redemption of debt	379	-	379	N/A
Gain on termination of interest swap	-	460	(460)	-100.0%
Loss on sales of AFS, net	(4)	(206)	202	-98.1%
Other	620	919	(299)	-32.5%
Total noninterest income	$5,321	$6,965	$(1,644)	-23.6%

Noninterest income for the nine months ended September 30, 2024 of $5.3 million was $1.6 million or 23.6% less than the amount recorded for the nine months ended September 30, 2023, due primarily, as noted above, to the receipt of proceeds from bank-owned life insurance due to the death of a former employee in the third quarter of the prior year. In addition, wealth management and debit/credit card and ATM fees declined as a result of a reduction in number of accounts.

Noninterest expense

The components of noninterest expense for the three months ended September 30, 2024 and 2023 are shown below (dollars in thousands):

	For the Three Months Ended		Variance
	September 30, 2024	September 30, 2023	$	%
Noninterest expense:
Salaries and employee benefits	$3,769	$3,936	$(167)	-4.2%
Net occupancy	919	991	(72)	-7.3%
Equipment	176	195	(19)	-9.7%
Bank franchise tax	366	292	74	25.3%
Computer software	219	185	34	18.4%
Data processing	707	623	84	13.5%
FDIC deposit insurance assessment	125	220	(95)	-43.2%
Marketing, advertising and promotion	166	262	(96)	-36.6%
Professional fees	189	202	(13)	-6.4%
Core deposit intangible amortization	319	368	(49)	-13.3%
Other	988	1,066	(78)	-7.3%
Total noninterest expense	$7,943	$8,340	$(397)	-4.8%

Noninterest expense for the quarter ended September 30, 2024 of $7.9 million was $397 thousand or 4.8% lower than the quarter ended September 30, 2023. This decrease is primarily due to reduced compensation and occupancy costs, as a result of right-sizing the branch network from the Merger, and reduced marketing, advertising and promotion expense.

The components of noninterest expense for the nine months ended September 30, 2024 and 2023 are shown below (dollars in thousands):

	For the Nine Months Ended		Variance
	September 30, 2024	September 30, 2023	$	%
Noninterest expense:
Salaries and employee benefits	$11,771	$12,049	$(278)	-2.3%
Net occupancy	2,756	3,099	(343)	-11.1%
Equipment	514	589	(75)	-12.7%
Bank franchise tax	1,051	929	122	13.1%
Computer software	703	590	113	19.2%
Data processing	2,025	2,171	(146)	-6.7%
FDIC deposit insurance assessment	500	540	(40)	-7.4%
Marketing, advertising and promotion	571	912	(341)	-37.4%
Professional fees	631	592	39	6.6%
Core deposit intangible amortization	994	1,138	(144)	-12.7%
Other	3,368	3,156	212	6.7%
Total noninterest expense	$24,884	$25,765	$(881)	-3.4%

Noninterest expense for the nine months ended September 30, 2024 of $24.9 million was $881 thousand or 3.4% lower than the nine months ended September 30, 2023. This decrease is primarily due to reduced compensation, occupancy and data processing costs, as a result of right-sizing the branch network from the Merger, and reduced marketing, advertising and promotion expense.

The efficiency ratio (FTE) was 58.6% for the three months ended September 30, 2024 compared to 60.3% for the same quarter of 2023, due predominantly to the increase in net interest income (FTE), as described above. The efficiency ratio (FTE) of 62.6% for the nine months ended September 30, 2024 increased from the 56.7% realized in the nine months ended September 30, 2023 due predominantly to the decline in net interest income (FTE). Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP efficiency ratio.

Provision for Income Taxes

For the three months ended September 30, 2024 and 2023, the Company provided $1.0 million and $824 thousand for Federal income taxes, respectively, resulting in effective income tax rates of 18.5% and 15.0%, respectively. The effective income tax rate was lower in the prior period due to the effect of tax-exempt income from bank owned life insurance proceeds received due to the death of a former employee in the third quarter of the prior year. For the nine months ended September 30, 2024 and 2023, the Company provided $2.6 million and $3.4 million for Federal income taxes, respectively, resulting in effective income tax rates of 17.6% and 17.4%, respectively. For each period, the effective income tax rate differed from the U.S. statutory rate of 21% due to the recognition of low-income housing tax credits and the effect of tax-exempt income from municipal bonds and bank owned life insurance policies.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

During the quarter ended September 30, 2024, there have been no material changes from the risk factors described in the Company’s Form 10-K for the year ended December 31, 2023. The risks described may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that are currently considered not to be material also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Sales of Unregistered Securities - None

(b) Use of Proceeds - Not Applicable

(c) Issuer Purchases of Securities

Stock Repurchase Program; Other Repurchases

On June 28, 2023, the Company's Board of Directors approved a share repurchase plan of up to 5% of outstanding common stock. The program was announced in a Current Report on Form 8-K on July 17, 2023. The first repurchases of stock under this plan occurred in February 2024. There were no shares of our common stock repurchased during the three months ended September 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

Trading Arrangements - During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

(a)
Required 8-K disclosures.

None

(b)
Changes in procedures for director nominations by security holders.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1	302 Certification of Principal Executive Officer

31.2	302 Certification of Principal Financial Officer

32.1	906 Certification

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline eXtensible Business Reporting Language, pursuant to Rule 405 of Regulation S-T (1): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Shareholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101.0)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA NATIONAL BANKSHARES CORPORATION
(Registrant)

/s/ Glenn W. Rust
Glenn W. Rust
President and Chief Executive Officer (principal executive officer)

Date:	November 8, 2024

/s/ Tara Y. Harrison
Tara Y. Harrison
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)
Date:	November 8, 2024