Form 10-K
period 2024-12-31
Virginia National Bankshares Corp
filed 2025-03-28
CIK 1572334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The number of shares of Registrant’s Common Stock outstanding as of March 26, 2025 was 5,391,979.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in conjunction with the registrant’s 2025 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

Glossary of Acronyms and Defined Terms

2014 Plan	-	2014 Stock Incentive Plan
2022 Plan	-	2022 Stock Incentive Plan
ACH	-	Automated Clearing House
ACL	-	Allowance for credit losses
Acquired Loans	-	Loans acquired from Fauquier
AFS	-	Available for sale
ALCO	-	Asset Liability Committee
ASC	-	Accounting Standards Codification
ASC 326	-	ASU 2016-13, Financial Instruments and Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASC 350	-	ASC 350, Goodwill and Other Intangible Assets
ASC 718	-	ASC 718, Compensation - Stock Compensation
ASC 820	-	ASC 820, Fair Value Measurements and Disclosures
ASU	-	Accounting Standards Update
ATM	-	Automated teller machine
AUM	-	Assets under management
the Bank	-	Virginia National Bank
BHCA	-	Bank Holding Company Act of 1956
BOLI	-	Bank-owned life insurance
bps	-	Basis points
CAA	-	Consolidated Appropriations Act, 2021
CAMELS	-	International rating system bank supervisory authorities use to rate financial institutions
CBBFC	-	Community Bankers' Bank Financial Corporation
CBLR	-	Community Bank Leverage Ratio
CDARS™	-	Certificates of Deposit Account Registry Service
CECL	-	Current expected credit losses
CET1	-	Common equity tier 1
CFPB	-	Consumer Financial Protection Bureau
CMO	-	Collateralized Mortgage Obligation
Code	-	Internal Revenue Code of 1986, as amended
CODM	-	Chief operating decision maker(s)
the Company	-	Virginia National Bankshares Corporation and its subsidiaries
CRA CRE	- -	Community Reinvestment Act of 1977 Commercial Real Estate
CTA	-	Corporate Transparency Act
DIF	-	Deposit Insurance Fund
Dodd-Frank Act	-	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
Effective Date	-	April 1, 2021
EGRRCPA	-	Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018
EPS	-	Earnings per common share
Exchange Act	-	Securities Exchange Act of 1934, as amended
Fauquier	-	Fauquier Bankshares, Inc. and its subsidiaries
FASB	-	Financial Accounting Standards Board
FDIA	-	Federal Deposit Insurance Act
FDIC	-	Federal Deposit Insurance Corporation
FDICIA	-	Federal Deposit Insurance Corporation Improvement Act
Federal Reserve	-	Board of Governors of the Federal Reserve System
Federal Reserve Act	-	Federal Reserve Act of 1913, as amended
Federal Reserve Bank or FRB	-	Federal Reserve Bank of Richmond
FHLB	-	Federal Home Loan Bank of Atlanta
FinCEN	-	Financial Crimes Enforcement Network
FOMC	-	Federal Reserve Board’s Federal Open Market Committee
Form 10-K	-	Annual Report on Form 10-K for the year ended December 31, 2024
FTE	-	Fully taxable equivalent
GAAP or U.S. GAAP	-	Accounting principles generally accepted in the United States

ICS®	-	Insured Cash Sweep®
LIHTC	-	Low-income housing tax credits
Masonry Capital	-	Masonry Capital Management, LLC
MBS	-	Mortgage-Backed Securities
Merger	-	Mergers of Fauquier Bankshares, Inc. and The Fauquier Bank with and into the Company and the Bank, respectively
Nasdaq	-	The Nasdaq Stock Market, LLC
NIST	-	National Institute of Standards and Technology
NOW	-	Negotiable order of withdrawal
NPA	-	Nonperforming assets
OCC	-	Office of the Comptroller of the Currency
OFAC	-	Office of Foreign Assets Control
OREO	-	Other real estate owned
OTTI	-	Other than temporary impairment
PCA	-	Prompt Corrective Action
PCI	-	Purchased credit impaired
PCD		Purchased loans with credit deterioration
PII	-	Personally identifiable information
PPP	-	Paycheck Protection Program
Reorganization	-	Reorganization Agreement and Plan of Share Exchange dated March 6, 2013 between the Bank and the Company
SBA	-	Small Business Administration
SCC	-	Virginia State Corporation Commission
SEC	-	U.S. Securities and Exchange Commission
Securities Act	-	Securities Act of 1933, as amended
SOFR	-	Secured Overnight Funding Rate
TDR	-	Troubled debt restructuring
TFB	-	The Fauquier Bank
Topic 606	-	ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606”
VCDPA	-	Virginia Consumer Data Protection Act
VNBTrust	-	VNBTrust, National Association

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained or incorporated by reference in this annual report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to, statements concerning future results of operations or financial position, borrowing capacity and future liquidity, future investment results, future credit exposure, future loan losses, plans and objectives for future operations, changes in laws and regulations applicable to the Company and its subsidiaries, adequacy of funding sources, actuarial expected benefit payments, valuation of foreclosed assets, regulatory requirements, economic environment and other statements contained herein regarding matters that are not historical facts. Such statements are often characterized by use of qualified words such as “expect,” “believe,” “estimate,” “project,” “anticipate,” “intend,” “will,” “should,” or words of similar meaning or their derivatives, or other statements concerning the opinions or judgment of the Company and its management about future events. These statements are not historical facts but instead are subject to numerous assumptions, risks and uncertainties, and represent only management’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside management’s control. Although the Company believes that management’s expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of the Company’s business and operations, there can be no assurance that actual future results, performance, or achievements of, or trends affecting, the Company will not differ materially from any projected future results, performance, achievements or trends expressed in or implied by such forward-looking statements. Any forward-looking statements made by the Company speak only as of the date on which such statements are made. The Company’s actual results and financial position may differ materially from the anticipated results and financial condition indicated in or implied by these forward-looking statements.

Factors that could cause the Company's actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

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
•
the impact of changes in laws, regulations and guidance related to financial services, including, but not limited to, taxes, banking, securities and insurance;
•
changes in accounting principles, standards, policies and guidelines;
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

More information on factors that could affect the Company’s forward-looking statements is included under Item 1A. Risk Factors. All risk factors and uncertainties described herein and therein should be considered in evaluating forward-looking statements, all forward-looking statements are expressly qualified by this cautionary statement, and undue reliance should not be placed on such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, may not have the expected consequences to or effects on the Company’s business or operations. Forward-looking statements speak only as of the date they are made, and the Company is not obligated to update, and does not intend to assume any such obligation to update, any forward-looking statement, whether written or oral, that may be made from time-to-time by or on behalf of the Company, whether as a result of new information, future events or otherwise, except as required by law.

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

During 2018, the Company formed Masonry Capital Management, LLC, a registered investment advisor, which offers investment advisory and management services to clients through separately managed accounts and a private investment fund. The membership interests in this business line were sold to an officer of the Company effective April 1, 2024. Per the terms of the sale agreement, the Company will receive an annual revenue-share amount for a period of six years. No expenses have been or will be incurred by the Company related to Masonry Capital subsequent to April 1, 2024.

References to the Company’s subsidiaries in this document include both the Bank and Masonry Capital.

In addition, the Company owns Fauquier Statutory Trust II (“Trust II”), which is an unconsolidated subsidiary. The subordinated debt owed to Trust II is reported as a liability of the Company.

The main offices of the Company, the Bank and VNB Trust Estate Services, as well as corporate and Bank operations, are located in Charlottesville, Virginia.

Products and Services

The Bank offers a full range of banking and related financial services, including checking accounts, NOW accounts, money market deposit accounts, certificates of deposit, individual retirement accounts, CDARS™, ICS® and other depository services. The Bank actively solicits such accounts from individuals, businesses and charitable organizations within its trade areas. Other services offered by the Bank include ATMs, internet banking, treasury and cash management services and merchant card services. In addition, the Bank is affiliated with Visa®, which is accepted worldwide, and offers debit cards to consumer and business customers.

The Bank also offers short- to long-term commercial, real estate and consumer loans. The Bank is committed to being a reliable and consistent source of credit, providing loans that are priced based upon an overall banking relationship, easy access to the Bank’s local decision makers who possess strong local market knowledge, local delivery, fast response, and continuity in the banking relationship.

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

Social

To develop young talent in the financial industry, the Company has created the Finance Career & Leadership Academy ("FCLA"), which is an instructional program designed to not only provide advanced personal finance and employment readiness training, but also a path to career opportunities in banking for high school juniors and seniors within the Company's communities. Currently held in Charlottesville, Virginia, the FCLA runs as an in-person series of classroom meetings.

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

This program also offers the potential opportunity for training necessary to enter a lucrative career without incurring six-figure debt and four lost years of earning potential, as the most promising and top performing students from the Academy are considered for VNB’s College Program (the Commercial Banking/Staff Development Program). The Company's partnership with the Center for Financial Training and Education Alliance (CFTEA) has allowed the Company to create a credentialing program specifically designed to prepare students to meet the demands of the industry, and to do so without the prohibitive cost of a four-year degree. This bank-sponsored, comprehensive, free training program consists of 16 courses of which 13 are accredited college/university courses (39 credit hours that are transferable to a 2 or 4-year college/university) and work projects. Participants receive full-time pay with full fringe benefits (includes 401k with company match) while completing the program and, if successful in the program, have the potential opportunity for a career with VNB. Also, once employed, should they choose, they may go on to complete a 2 or 4-year degree at the Company’s expense.

Employees

The Company has a shared vision of guiding principles, core values and strategies that work and have guided the Company through both good and challenging times. The Company strives to ensure that its constituents, including its shareholders, customers, board, executive management and high performing employees, believe in it as well. The Company believes that the shared vision, when properly aligned and communicated to all constituents, will produce more than above average performance in key metrics. As part of the shared vision, the Company is committed to its shareholders, customers, employees and communities. A critical part of this commitment is attracting and retaining high performing employees. To attract and retain high performing employees, the Company provides a competitive compensation and benefits program, including wellness benefits.

At December 31, 2024, the Company had 146 full-time equivalent employees, of which 9 were part-time employees. None of its employees are represented by any collective bargaining unit. The Company considers relations with its employees to be good. We strive for the Company's workforce to reflect the diversity of the customers and communities we serve. The Company's selection and promotion process are without bias and include the active recruitment of minorities and women. At December 31, 2024, women represented 75% of the Company's employees and racial and ethnic minorities represented 17% of the Company's employees. At December 31, 2024, 35% of the Company's employees have been employed by the Company or its subsidiaries for at least 10 years.

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

Regulatory Environment. Banking and other financial services statutes, regulations and policies are continually under review by Congress, state legislatures and federal and state regulatory agencies. The scope of the laws and regulations, and the intensity of the supervision to which the Company and its subsidiaries are subject, have increased in recent years, initially in response to the 2008 financial crisis, and more recently in light of other factors, including continued turmoil and stress in the financial markets, technological factors, market changes, and increased scrutiny of proposed bank mergers and acquisitions by federal and state bank regulators.

Proposals to change the laws, regulations and policies governing the banking industry are frequently raised at both the state and federal levels. The Trump administration may seek to implement a regulatory reform agenda that is significantly different than the agenda and policies of the previous administration, which the Company expects may significantly impact the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies. On January 20, 2025, President Donald J. Trump issued a presidential memorandum titled “Regulatory Freeze Pending Review” that directs federal agencies to (1) not propose or issue any rules until they are reviewed and approved by a department or agency head appointed by the President, (2) immediately withdraw any unpublished rules to allow for the review by a department or agency head as described above, and (3) consider postponing for 60 days from the date of the executive order the effective date for any rules that have been published in the Federal Register, or any rules that have been issued but have not taken effect, to allow for review of any questions of fact, law or policy. Subsequent to that presidential memorandum, the administration has taken actions that have reduced available staffing at certain regulatory agencies, and reduced the current regulatory and enforcement activities of certain regulatory agencies, among other substantive impacts.

The Company continues to experience ongoing regulatory reform and these regulatory changes could have a significant effect on how the Company and the Bank conduct business. The specific impacts of regulatory reforms cannot yet be fully predicted and will depend to a large extent on the specific regulations that are likely to be adopted in the future. Further, a change in the manner in which laws, regulations and regulatory guidance are interpreted by regulatory agencies or courts may have a material impact on the Company’s business, operations and earnings.

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

Banking Acquisitions; Changes in Control. The BHCA and related regulations require, among other things, the prior approval of the Federal Reserve in any case where a bank holding company proposes to (i) acquire direct or indirect ownership or control more than 5% of the outstanding voting stock of any bank or bank holding company (unless it already owns a majority of such voting shares), (ii) acquire all or substantially all of the assets of another bank or bank holding company, or (iii) merge or consolidate with any other bank holding company. In determining whether to approve a proposed acquisition, the Federal Reserve will consider, among other factors, the following: the effect of the acquisition on competition; the public benefits expected to be received from the acquisition; any outstanding regulatory compliance issues of any institution that is a party to the transaction; the projected capital ratios and levels on a post-acquisition basis; the financial condition of each institution that is a party to the transaction and of the combined institution after the transaction; the parties’ managerial resources, as well as risk management and governance processes and systems; the parties’ compliance with the Bank Secrecy Act and anti-money laundering requirements; the acquiring institution’s performance under the CRA and its compliance with fair housing and other consumer protection laws; and the data security and cybersecurity infrastructure of the constituent organizations and the combined organization.

In September 2024, the OCC approved a final rule updating its regulation for business combinations involving national banks and a policy statement clarifying its review of applications under the Bank Merger Act. The future effectiveness of the OCC’s final rule and policy statement remains unclear.

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

The OCC and the other federal bank regulatory agencies have adopted rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and standards for calculating risk-weighted assets and risk-based capital measurements (collectively, the Basel III Final Rules) that apply to banking institutions they supervise. For the purposes of these capital rules, (i) CET1 capital consists principally of common stock (including surplus) and retained earnings; (ii) Tier 1 capital consists principally of CET1 plus non-cumulative preferred stock and related surplus, and certain grandfathered cumulative preferred stocks and trust preferred securities; and (iii) Tier 2 capital consists of other capital instruments, principally qualifying subordinated debt and preferred stock, and limited amounts of an institution’s ACL. Each regulatory capital classification is subject to certain adjustments and limitations, as implemented by the Basel III Final Rules. The Basel III Final Rules also establish risk weightings that are applied to many classes of assets held by community banks, importantly including applying higher risk weightings to certain commercial real estate loans. The Basel III Final Rules also include a requirement that banks maintain additional capital known as the “capital conservation buffer.”

The Basel III Final Rules and capital conservation buffer require banks and bank holding companies to maintain:

i.
a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% capital conservation buffer (which is added to the minimum CET1 ratio, effectively resulting in a required ratio of CET1 to risk-weighted assets of at least 7.0%);
ii.
a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (effectively resulting in a required Tier 1 capital ratio of 8.5%);
iii.
a minimum ratio of total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (effectively resulting in a required total capital ratio of 10.5%), and
iv.
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

The Tier 1, CET1, total capital to risk-weighted assets, and leverage ratios of the Company were 17.94%, 17.94%, 18.77% and 11.68%, respectively, as of December 31, 2024, thus exceeding the minimum requirements. The Tier 1, CET1, total capital to risk-weighted assets, and leverage ratios of the Bank were 17.77%, 17.77%, 18.60% and 11.55%, respectively, as of December 31, 2024, also exceeding the minimum requirements.

With respect to the Bank, to be “well capitalized” under the revised “prompt corrective action” regulations, a bank must have the following minimum capital ratios: (i) a CET1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%. The Bank exceeds the thresholds to be considered well capitalized as of December 31, 2024. See “Prompt Corrective Action” below.

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

Community Bank Leverage Ratio. As required by the EGRRCPA, qualifying banks with less than $10 billion in consolidated assets could elect to be subject to a 9% leverage ratio applied using less complex leverage calculations commonly referred to as the community bank leverage ratio CBLR. Banks that opt into the CBLR framework and maintain a leverage ratio of greater than 9% are not subject to other risk-based and leverage capital requirements and are deemed to meet Basel III Final Rules’ well capitalized ratio requirements. As of December 31, 2024, the Bank has not elected to apply the CBLR framework, but the Bank continues to assess the potential impact of opting in to the CBLR framework as part of its ongoing capital management and planning processes.

Small Bank Holding Company Policy Statement. Bank holding companies with less than $3 billion in assets may rely on the Federal Reserve Board’s Small Bank Holding Company Policy Statement. In addition to meeting the asset threshold, a bank holding company must not engage in significant nonbanking activities, not conduct significant off-balance sheet activities, and not have a material amount of debt or equity securities outstanding and registered with the SEC (subject to certain exceptions). The Federal Reserve Board may, in its discretion, exclude any bank holding company from the application of the Small Bank Holding Company Policy Statement if such action is warranted for supervisory purposes.

In August 2018, the Federal Reserve Board issued an interim final rule to apply the Small Bank Holding Company Policy Statement to bank holding companies with consolidated total assets of less than $3 billion. The policy statement, which, among other things, exempts certain bank holding companies from minimum consolidated regulatory capital ratios that apply to other bank holding companies. As a result of the interim final rule, which was effective August 30, 2018, the Company expects that it will be treated as a small bank holding company and will not be subject to regulatory capital requirements. The comment period on the interim final rule closed on October 29, 2018, and, to date, the Federal Reserve

Board has not issued a final rule to replace the interim final rule. The Bank remains subject to the regulatory capital requirements described above.

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

Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank met the definition of being “well capitalized” as of December 31, 2024.

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

Deposit Insurance Assessments. The DIF is funded by assessments on banks and other depository institutions calculated based on average consolidated total assets minus average tangible equity (defined as Tier 1 capital). As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment scheme, set a target “designated reserve ratio” (described in more detail below) of 2% for the DIF and, in lieu of dividends, provides for a lower assessment rate schedule when the reserve ratio reaches 2% and 2.5%. An institution's assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three-year period, which considers the institution’s weighted average CAMELS composite rating, and is subject to further adjustments including those related to levels of unsecured debt and brokered deposits.

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis. On October 18, 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. As a result of this final rule, the total base assessment rates beginning with the first quarter of 2023 for institutions with less than $10 billion in assets that have been insured for at least five years range from 2.5 bps to 32 bps. This increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio reaches 1.35% by the statutory deadline of September 30, 2028. The new assessment rate schedules will remain in effect unless and until the reserve ratio meets or exceeds 2%. Progressively lower assessment rate schedules will take effect when the reserve ratio reaches 2%, and again when it reaches 2.5%.

In November 2023, the FDIC issued a final rule to implement a special DIF assessment following the FDIC’s use of the “systemic risk” exception to the least-cost resolution test in connection with the failures and resolutions of Silicon Valley Bank and Signature Bank. Banks with less than $5 billion of uninsured deposits, such as the Bank, are exempt from this special assessment.

In 2024 and 2023, the Company expensed $700 thousand and $710 thousand, respectively, in deposit insurance assessments.

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

The legality of the modernized CRA regulations is being challenged and a preliminary injunction against enforcing new rules implementing the modified CRA regulations has been granted. In addition, the updated CRA regulations may be impacted by the presidential memorandum entitled “Regulatory Freeze Pending Review” described above.

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

Data privacy and data protection are areas of increasing state legislative focus. In March 2021, the Governor of Virginia signed into law the VCDPA, which went into effect on January 1, 2023. The VCDPA grants Virginia residents the right to access, correct, delete, know, and opt-out of the sale and processing for targeted advertising purposes of their personal information, similar to the protections provided by consumer data privacy laws in California and in Europe. The VCDPA also imposes data protection assessment requirements and authorizes the Attorney General of Virginia to enforce the VCDPA but does not provide a private right of action for consumers. The Bank is exempt from the VCDPA, but certain third-party vendors of the Company or the Bank are subject to the VCDPA, which could negatively impact the products or services that the Company obtains from those vendors.

In October 2023, the CFPB proposed a new rule that would require a provider of payment accounts or products, such as the Bank, to make certain data available to consumers upon request regarding the products or services they obtain from the provider. The proposed rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products and services. Based on its expected asset size, the Company expects to begin complying with this rule in 2028 or 2029.

These laws and regulations impose compliance costs and create obligations and, in some cases, reporting obligations, and compliance with these laws, regulations, and obligations may require the Company to use significant resources.

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

Corporate Transparency Act

On January 1, 2021, as part of the 2021 National Defense Authorization Act, Congress enacted the Corporate Transparency Act (“CTA”), which requires the Financial Crimes Enforcement Network (“FinCEN”) to issue regulations implementing reporting requirements for “reporting companies” (as defined in the CTA) to disclose beneficial ownership interests of certain U.S. and foreign entities by January 1, 2022. The CTA imposes additional reporting requirements on entities not previously subject to such beneficial ownership disclosure regulations and also contains exemptions for several different types of entities, including among others: (i) certain banks, bank holding companies, and credit unions; (ii) money transmitting businesses registered with FinCEN; and (iii) certain insurance companies. Reporting companies subject to the CTA are required to provide specific information with respect to beneficial owner(s) (as defined in the CTA) as well as satisfy initial filing obligations (for newly-formed reporting companies) and submit on-going periodic reports. Non-compliance with FinCEN regulations promulgated under the CTA may result in civil fines and criminal penalties.

On September 29, 2022, FinCEN issued a final rule to implement the beneficial ownership reporting requirements of the CTA, which became effective January 1, 2024, and would have required reporting of beneficial ownership for entities that were formed or first registered prior to 2024 by January 1, 2025. Beginning in December 2024, U.S. federal courts have issued preliminary injunctions against enforcement of the CTA, including a stay of the beneficial ownership reporting requirements pending resolution of a lawsuit challenging the CTA’s constitutionality. On February 18, 2025, the U.S. District Court for the Eastern District of Texas lifted the preliminary injunction blocking enforcement of the beneficial ownership reporting requirements under the CTA. Pending further court action, beneficial ownership information reporting obligations are back in effect and a majority of companies must now report by March 21, 2025; however, recent FinCEN guidance indicates that FinCEN will not issue any fines or penalties, or take any other enforcement actions, based on failure to file or update reports pursuant to the CTA by the current deadlines.

The Company and the Bank continue to monitor regulatory developments related to the CTA, including future rule makings, and will continue to assess the ultimate impact of the CTA on the Company and the Bank. the Company cannot currently predict the nature and timing of future developments related to the CTA.

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

Call Reports and Examination Cycle. All institutions, regardless of size, submit a quarterly call report that includes data used by federal banking agencies to monitor the condition, performance, and risk profile of individual institutions and the industry as a whole. The EGRRCPA contained provisions expanding the number of regulated institutions eligible to use streamlined call report forms. In June 2019, the federal banking agencies issued a final rule to permit insured depository institutions with total assets of less than $5 billion that do not engage in certain complex or international activities to file the most streamlined version of the quarterly call report, and to reduce data reportable on certain streamlined call report submissions.

Federal Home Loan Bank of Atlanta. The Bank is a member of the FHLB of Atlanta, which is one of 11 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each regional FHLB serves as a reserve, or central bank, for the members within its assigned region. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB. At December 31, 2024, the Bank owned $2.1 million of FHLB stock.

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

In January 2025, the CFPB adopted amendments to Regulation E and Regulation Z that would impose the disclosure requirements of TILA on extensions of overdraft credit, with certain exemptions, for financial institutions with greater than $10 billion in assets. While this rule does not apply to banks with less than $10 billion in assets, including the Bank, the Bank cannot determine the ultimate impact such a regulatory change would have on the broader market for overdraft products and services, which may include a downward pressure on the interest and fees that a bank is able to charge for consumer transactions that overdraw deposit accounts. The impact of such changes on the Bank or its financial condition and results of operations cannot be determined at this time. Beginning in January 2025, multiple lawsuits challenging these amendments were filed, and these rules may be subject to the presidential memo titled “Regulatory Freeze Pending Review” described above.

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

Incentive Compensation. In 2016, the SEC and the federal banking agencies proposed rules that prohibit covered financial institutions (including bank holding companies and banks) from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk-taking by providing covered persons (consisting of senior executive officers and significant risk takers, as defined in the rules) with excessive compensation, fees or benefits that could lead to material financial loss to the financial institution. The proposed rules outline factors to be considered when analyzing whether compensation is excessive and whether an incentive-based compensation arrangement encourages inappropriate risks that could lead to material loss to the covered financial institution, and establishes minimum requirements that incentive-based compensation arrangements must meet to be considered to not encourage inappropriate risks and to appropriately balance risk and reward. The proposed rules also impose additional corporate governance requirements on the boards of directors of covered financial institutions and impose additional record-keeping requirements. The comment period for these proposed rules closed and a final rule has not yet been published. In May 2024, the FDIC, OCC and two other federal bank regulatory agencies re-proposed the regulatory text of the 2016 proposed rules and requested comment on specific alternatives, given the passage of time since the 2016 proposed rules was issued, as well as additional supervisory experience, changes in industry practice, and other developments. The SEC and Federal Reserve did not join in such re-proposal, and on March 3, 2025, the FDIC withdrew this proposal.

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

Item 1A. RISK FACTORS.

The Company’s business is subject to risk. The following discussion, along with management’s discussion and analysis, the information contained in “Forward Looking Statements and Factors that Could Affect Future Results,” and the financial statements and footnotes, sets forth the most significant risks and uncertainties that management believes could adversely affect the Company’s business, financial condition or results of operations, and that investors in the Company’s securities should carefully consider. Additional risks and uncertainties that management is not aware of or that management currently deems immaterial may also have a material adverse effect on the Company’s business, financial condition or results of operations. There is no assurance that this discussion covers all potential risks that the Company may face.

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

On January 1, 2023, the Company adopted ASC 326, more commonly referred to as "CECL," which replaced prior accounting principles for the recognition of loan losses based on losses that have been incurred with a requirement to record an allowance for credit losses that represents expected credit losses over the lifetime of all loans in the Company’s portfolio. Under ASC 326, the Company’s estimate of expected credit losses is based on reasonable and supportable forecasts of future economic conditions and loan performance. While the adoption of ASC 326 does not affect ultimate loan performance or cash flows of the Company from making loans, the period in which expected credit losses affect net income of the Company may not be similar to the recognition of loan losses under prior accounting guidance, and recognizing an ACL based on expected credit losses may create more volatility in the level of the Company's ACL and results of operations, including based on volatility in economic forecasts and expectations of loan performance in future periods, as actual results may differ materially from management's estimates. If the Company is required to materially increase the level of ACL for any reason, such increase could adversely affect the Company's business, financial condition, and results of operations.

The level of the ACL reflected management’s evaluation of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, delinquency trends, underlying collateral values, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions. The determination of the appropriate level of the ACL inherently involved a high degree of subjectivity and required the Company to make significant estimates of credit risks and future trends, all of which could undergo material changes. Although the Company believed the ACL was a reasonable estimate of known and inherent losses in the loan portfolio at the time, it could not precisely predict such losses or be certain that the ACL would be adequate in the future. Deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside the Company’s control, may have required an increase in the ACL. In addition, bank regulatory agencies and the Company’s auditors periodically reviewed its ACL and may have required an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different from those of management. No adjustments to the ACL have been recommended or required as a result of audits.

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

The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Credit risk and credit losses can increase if its loans are concentrated to borrowers who, as a group, may be uniquely or disproportionately affected by economic or market conditions. As of December 31, 2024, approximately 76.4% of the Company’s loans are secured by real estate, both residential and commercial. The Company has established concentration limits that are regularly monitored by management and reported to the Board. A major change in the real estate market in the regions in which the Company operates, resulting in a deterioration in real estate values, or in the local or national economy, could adversely affect the Company’s customers’ ability to pay these loans, which in turn could adversely impact the Company. Risk of loan defaults and foreclosures are inherent in the banking industry, and the Company tries to limit its exposure to this risk by carefully underwriting and monitoring its extensions of credit. The Company cannot fully eliminate credit risk, and as a result, credit losses may occur in the future.

The Company has a moderate concentration of credit exposure in commercial real estate and loans with this type of collateral are viewed as having higher risk of default.

As of December 31, 2024, the Company had approximately $453.9 million in loans secured by non-owner occupied commercial real estate, which represented approximately 36.7% of total loans outstanding at that date and 226% of regulatory capital. Such category of loans consists of $309.8 million of non-owner occupied commercial real estate, $107.2 million of multifamily and $37.0 million of construction, land development and other land loans. These types of loans are generally viewed as having higher risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the property to service the debt, successful completion of construction projects and, for development loans, sale of the underlying asset. It may be more difficult for commercial real estate borrowers to repay their loans in a timely manner, as commercial real estate borrowers’ abilities to repay their loans frequently depend on the successful rental of their properties. Some degree of instability in the commercial real estate markets is expected in the coming quarters as loans are refinanced in markets with higher vacancy rates under current economic conditions. The outlook for commercial real estate remains dependent on the broader economic environment and, specifically, how major subsectors respond to a higher interest rate environment and higher prices for commodities, goods and services. Cash flows may be affected significantly by general economic conditions, and a sustained downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because the Company’s loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in its percentage of nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for credit losses and an increase in charge-offs, all of which could have a material adverse effect on the Company’s financial condition. The Company’s banking regulators generally give commercial real estate lending greater scrutiny and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of ACL and capital as a result of commercial real estate lending growth and exposures, which could have a material adverse effect on the Company’s results of operations. Steps to mitigate such risks include underwriting multiple sources of repayment, including but not limited to, business cash flow, personal guarantees, collateral, and government guarantees, where applicable. In addition, the Company has established concentration limits that are regularly monitored by management and reported to the Board. Although the Company has taken these mitigation steps, there is no guarantee that such practices will be effective to prevent the increased credit risk.

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

Weaknesses in economic or market conditions, or adverse developments in the financial services industry, could pose challenges for the Company and could adversely affect the results of operations, liquidity, and financial condition[.

Deterioration in, or uncertain, economic conditions could adversely affect the Company’s business which is directly affected by general economic and market conditions; broad trends in industry and finance; legislative and regulatory changes; changes in governmental monetary and fiscal policies, including trade policies and tariffs; and inflation, all of which are beyond the Company’s control. Prolonged periods of inflation may impact profitability by negatively impacting fixed costs and expenses, including increasing funding costs and expense related to talent acquisition and retention, and negatively impacting the demand for products and services. Additionally, inflation may lead to a decrease in consumer and commercial purchasing power and an increase in default rates on loans. Any deterioration in economic conditions, in particular a prolonged economic slowdown within the Company’s geographic region or a broader disruption in the economy, possibly as a result of a pandemic or other widespread public health emergency, acts of terrorism, or outbreak of domestic or international hostilities (including the ongoing military conflicts between Russia and Ukraine or and in the Middle East), or unanticipated events in the banking industry, such as high-profile bank failures in 2023, could result in the following consequences, any of which could hurt business materially; declines in real estate values and home sales and increases in the financial stress on borrowers and unemployment rates, all of which could lead to increases in loan delinquencies, problem assets and foreclosures, and a deterioration in the value of collateral for loans made by the Company's various business segments; an increase in the level of loan losses exceeding the level the Company has provided in its ACL, which would reduce the Company’s earnings; a decline in demand for the Company's products and services; changes in the fair value of financial instruments held by the Company or its subsidiaries; or declines in available sources or amounts of liquidity and funding. Events in the financial services industry, such as the high-profile bank failures in 2023, may also cause concern and uncertainty about the financial services industry generally, which may result in sudden deposit outflows, increased borrowing and funding costs, and increased competition for liquidity, any of which could have a material adverse impact on the Company’s business, financial condition, and results of operations.]

Inflation can have an adverse impact on the Company’s business and on its customers.

During 2022, the United States experienced the highest level of inflation since the 1980s. In response, the Federal Reserve increased the federal funds target rate at the fastest pace in over 40 years, increasing 425 bps during 2022 and an additional 100 bps in 2023, before declining by 100bps during 2024 and early 2025. Price-wage inflation may cause the Company to give higher than normal raises to employees and start new employees at a higher wage. Furthermore, the Company’s customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with the Company. As market interest rates rise, the value of the Company’s investment securities generally decreases, although this effect can be less pronounced for floating rate instruments. Higher interest rates reduce the demand for loans and increase the attractiveness of alternative investment and savings products, like U.S. Treasury securities and money market funds, which can make it difficult to attract and retain deposits.

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

As indicated above, a significant portion of the Company’s loan portfolio consists of loans secured by real estate and it may also hold foreclosed properties from time-to-time. The Company relies upon independent appraisers to estimate the value of such real estate. Appraisals are only estimates of value and the independent appraisers may make mistakes of fact or judgment that adversely affect the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease. As a result of any of these factors, the real estate securing some of the Company’s loans and any foreclosed properties that may be held by the Company may be more or less valuable than anticipated. If a default occurs on a loan secured by real estate that is less valuable than originally estimated, the Company may not be able to recover the outstanding balance of the loan. It may also be unable to sell any foreclosed properties for the values estimated by their appraisals. The Company had no foreclosed property as of December 31, 2024 or December 31, 2023.

Liquidity Risks

The Company’s liquidity needs could adversely affect results of operations and financial condition.

The Company’s primary sources of funds are deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including, but not limited to, changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, availability of, and/or access to, sources of refinancing, business closings or lay-offs, pandemics or endemics, inclement weather, natural disasters and international instability. Deposit levels may be affected by a number of factors, including, but not limited to, rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments and general economic conditions. Additionally, negative news about the Company or the banking industry in general could negatively impact market and/or customer perceptions of the Company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, as many regional banking organizations experienced in 2023, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed “too big to fail” or remove deposits from the banking system entirely. As of December 31, 2024, approximately 27.4% of the Company's deposits were uninsured and the Company relies on these deposits for liquidity. Accordingly, the Company may be required from time-to-time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include FHLB advances, sales of securities and loans, federal funds lines of credit from correspondent banks and borrowings from the Federal Reserve Discount Window, as well as additional out-of-market time deposits and brokered deposits. While the Company believes that these sources are currently adequate, there can be no assurance they will be sufficient or available to meet future liquidity demands, particularly if the Company continues to grow and experiences increasing loan demand. The Company may be required to slow or discontinue loan growth, capital expenditures or other investments, or liquidate assets should such sources not be adequate.

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

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds, general-purpose reloadable prepaid cards, or in other types of assets, including cryptocurrencies or other digital assets. Consumers can also complete transactions such as paying bills or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the loss of deposits as a lower cost source of funds could have a material adverse effect on the Company's financial condition and results of operations.

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

The CFPB significantly influences consumer financial laws, regulation and policy through rulemaking related to enforcement of the Dodd-Frank Act’s prohibitions against unfair, deceptive, and abusive consumer finance products or practices, which are directly affecting the business operations of financial institutions offering consumer financial products or services, including the Company. This agency’s broad rulemaking authority includes identifying practices or acts that are unfair, deceptive, or abusive in connection with any consumer financial transaction, financial product, or service. In particular, the CFPB’s interpretation of the Dodd-Frank Act’s prohibitions against unfair, deceptive, and abusive consumer finance products or practices may ultimately affect products or services currently offered by the Company and its subsidiaries and may affect the amount of revenue that may be derived from these products and services in the future, especially revenue from overdraft products offered by the Bank. Although the CFPB has supervisory jurisdiction over banks with $10 billion or greater in assets, rules, regulations, and policies issued by the CFPB may also apply to the Company or its subsidiaries by virtue of the adoption of such policies and practices by the Federal Reserve and the OCC. Further, the CFPB may include its own examiners in regulatory examinations by the Company and the Bank’s primary regulators. The limitations and restrictions imposed by the CFPB may produce significant, material effects on the Company's business, financial condition, and results of operations.

The Company is subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential or proprietary information of individuals could damage the Company’s reputation and otherwise adversely affect its business.

The Company’s business requires the collection and retention of large volumes of customer data, including PII in various information systems that the Company maintains and in those maintained by third party service providers. The Company also maintains important internal company data such as PII about its employees and information relating to its operations. The Company is subject to complex and evolving laws and regulations governing the privacy and protection of PII of individuals (including customers, employees and other third-parties). For example, the Company’s business is subject to the Gramm-Leach-Bliley Act of 1999, which, among other things: (i) imposes certain limitations on the Company’s ability to share nonpublic PII about its customers with nonaffiliated third parties; (ii) requires that the Company provides certain disclosures to customers about its information collection, sharing and security practices and affords customers the right to “opt out” of any information sharing by it with nonaffiliated third parties (with certain exceptions); and (iii) requires that the Company develops, implements and maintains a written comprehensive information security program containing appropriate safeguards based on the Company’s size and complexity, the nature and scope of its activities, and the sensitivity of customer information it processes, as well as plans for responding to data security breaches. Various federal and state banking regulators and states have also enacted data breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in the event of a security breach. Ensuring that the Company’s collection, use, transfer and storage of PII complies with all applicable laws and regulations can increase the Company’s costs. Furthermore, the Company may not be able to ensure that customers and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with the Company, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused, the Company could be exposed to litigation or regulatory sanctions under privacy and data protection laws and regulations. Concerns regarding the effectiveness of the Company’s measures to safeguard PII, or even the perception that such measures are inadequate, could cause the Company to lose customers or potential customers and thereby reduce its revenues. Accordingly, any failure, or perceived failure, to comply with applicable privacy or data protection laws and regulations may subject the Company to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage the Company’s reputation and otherwise adversely affect its operations, financial condition and results of operations.

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

Severe weather, earthquakes, other natural disasters, pandemics, endemics, acts of war or terrorism and other external events could significantly impact the Company's business.

Severe weather, earthquakes, other natural disasters, pandemics, acts of war or terrorism and other adverse external events could have a significant impact on the Company's ability to conduct business. Such events could affect the stability of the deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, results in loss of revenue and/or cause the Company to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such events could have a material adverse effect on the Company's business, financial condition and results of operations.

Item 1B. UNRESOLVED STAFF COMMENTS.

None

Item 1C. CYBERSECURITY.

Cybersecurity Risk Management and Strategy

As a corporation committed to maintaining the integrity, confidentiality, and availability of the Company's digital assets and sensitive information, the Company recognizes the critical importance of cybersecurity in today's interconnected business landscape. The Company's cybersecurity measures are designed to safeguard the Company's systems, networks, data, and information from unauthorized access, disruption, or misuse.

The Company recognizes that cybersecurity is fundamental to maintaining trust with shareholders, customers, and other stakeholders. By prioritizing cybersecurity as a strategic imperative, the Company strives to safeguard business operations, sensitive information, and integrity which preserves the value delivered to all the Company's constituents.

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
•
Compliance and Reporting: The Company adheres to relevant cybersecurity regulations and standards applicable to the Company's industry and maintains transparency by disclosing material cybersecurity incidents or risks in accordance with regulatory obligations.

The Company had no material cybersecurity incidents in 2024.

Item 2. PROPERTIES.

The Company and its subsidiaries currently occupy twelve full-service and one limited-service banking facilities in the cities of Charlottesville, Manassas, Richmond and Winchester, and the counties of Albemarle, Fauquier and Prince William. The Company’s main office, a full-service banking facility and operations are located at 404 People Place, Charlottesville, Virginia. VNB Trust and Estate Services is located at 103 Third Street, SE, Charlottesville, Virginia. Of the thirteen locations used as bank branches, five of the buildings are owned by the Company, six are leased from nonaffiliates and two are leased from affiliates described below. One former branch location is currently under contract to be sold. Leases with affiliates are described below.

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

Item 4. MINE SAFETY DISCLOSURES.

Not applicable

Part II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock Performance and Dividends

Virginia National Bankshares Corporation’s common stock is listed for trading on the Nasdaq Capital Market under the symbol VABK. As of December 31, 2024, the Company had issued and outstanding 5,370,912 shares of common stock, which included 65,889 shares of restricted stock that have not yet vested. As of March 26, 2025, there were approximately 660 shareholders of record.

The payment of dividends is at the discretion of the Company’s Board of Directors and is subject to various federal and state regulatory limitations. As a bank holding company, the ability to pay dividends is dependent upon the overall performance and capital requirements of the Bank.

On June 28, 2023, the Company's Board of Directors approved a share repurchase plan of up to 5% of outstanding common stock. The program was announced in a Current Report on Form 8-K on July 17, 2023. The first repurchases of stock under this plan occurred in February 2024. There were no shares of the Company's common stock repurchased during the three months ending December 31, 2024.

The data in the table below represents the high sales and low sales prices that occurred between January 1, 2023 and December 31, 2024 as reported by Nasdaq. Additionally, the table shows the dividends declared per quarter in 2024 and 2023.

					Dividends Declared
	2024		2023		2024	2023
	High	Low	High	Low
First Quarter	$37.21	$27.50	$41.74	$34.69	$0.33	$0.33
Second Quarter	$32.96	$24.06	$36.77	$27.30	$0.33	$0.33
Third Quarter	$42.00	$29.80	$38.49	$30.01	$0.33	$0.33
Fourth Quarter	$44.00	$37.50	$43.08	$24.96	$0.33	$0.33
Total					$1.32	$1.32

Equiniti Trust Company, LLC (formerly American Stock Transfer and Trust Company) is the Company’s stock transfer agent and registrar.

Recent Issuances of Unregistered Securities

No unregistered shares were issued in 2024 or 2023.

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

Following are the accounting policies and estimates that the Company considers as critical:

•
Allowance for credit losses - The Company establishes the ACL through charges to earnings in the form of a provision for credit losses. Loan losses are charged against the ACL for the difference between the carrying value of the loan and the estimated net realizable value or fair value of the collateral, if collateral dependent, when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the ACL. The ACL represents management’s current estimate of expected credit losses over the contractual term of loans held for investment, and is recorded at an amount that, in management’s judgment, reduces the recorded investment in loans to the net amount expected to be collected. Management’s judgment in determining the level of the ACL is based on evaluations of historical loan losses, current conditions and reasonable and supportable forecasts relevant to the collectability of loans. Various national economic variables are utilized in the development of the ACL, including the national unemployment rate and national gross domestic product. In addition, management’s estimate of expected credit losses is based on the remaining life of certain consumer loans held for investment, and changes in expected prepayment behavior may result in changes in the remaining life of loans and expected credit losses. Management also assesses the risk of credit losses arising from changes in general market, economic and business conditions; the nature and volume of the loan portfolio; the volume and severity of delinquencies and adversely classified loan balances and the value of underlying collateral in determining the recorded balance of the ACL. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. In evaluating the level of the ACL, the Company considers a range of possible assumptions and outcomes related to the various factors identified above. The level of the ACL is particularly sensitive to changes in the actual and forecasted national unemployment rate and changes in current conditions or reasonably expected future conditions affecting the collectability of loans.
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

Non-GAAP Presentations

The accounting and reporting policies of the Company conform to GAAP and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of the Company’s performance. These include adjusted tangible book value per share and the following fully-taxable equivalent measures: net interest income-FTE, efficiency ratio-FTE and net interest margin-FTE. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21% that was applicable for all periods presented.

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

A reconcilement of the non-GAAP financial measures used by the Company to evaluate and measure the Company's performance to the most directly comparable GAAP financial measures is presented below:

(Dollars in thousands, except per share data)
Reconcilement of Non-GAAP Measures:	Year Ended December 31
	2024	2023
Fully taxable-equivalent measures
Net interest income	$46,376	$48,969
Fully taxable-equivalent adjustment	347	347
Net interest income (FTE) [1]	$46,723	$49,316

Efficiency ratio [2]	62.4%	58.7%
Impact of FTE adjustment	-0.4%	-0.4%
Efficiency ratio (FTE) [3]	62.0%	58.3%

Net interest margin	3.08%	3.34%
Fully tax-equivalent adjustment	0.02%	0.02%
Net interest margin (FTE) [1]	3.10%	3.36%

Other financial measures
Book value per share	$29.85	$28.52
Impact of intangible assets	(2.15)	(2.40)
Tangible book value per share (non-GAAP)	$27.70	$26.12

1 FTE calculations use a Federal income tax rate of 21%.

2 The efficiency ratio, GAAP basis, is computed by dividing noninterest expense by the sum of net interest income and noninterest income.

3 The efficiency ratio, FTE, is computed by dividing noninterest expense by the sum of net interest income (FTE) and noninterest income.

Results of Operations

Consolidated Return on Assets and Equity and Other Key Ratios

The ratio of net income to average total assets and average shareholders' equity and certain other ratios for the years indicated are as follows:

	2024	2023
Return on average assets	1.06%	1.22%
Return on average equity	10.78%	13.81%
Average equity to average assets	9.80%	8.85%
Cash dividend payout ratio	41.80%	33.47%
Efficiency ratio (FTE)	62.00%	58.30%

Net income for the year ended December 31, 2024 was $17.0 million, or $3.15 per diluted share, an 11.9% decrease compared to $19.3 million, or $3.58 per diluted share for the year ended December 31, 2023. This decrease was the result of a $2.6 million decrease in net interest income and a $1.5 million decrease in noninterest income, offset by a $397.0 thousand decrease in noninterest expense. Each component of such year-over-year changes are described in more detail below.

The efficiency ratio (FTE) was 62.0% for the year ended December 31, 2024, compared to 58.3% for the same period of 2023, increasing due to the fluctuations in net interest income, noninterest income and noninterest expense noted above.

The Company had three reportable segments during the periods presented: the Bank, VNB Trust and Estate Services and Masonry Capital.

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
•
Masonry Capital - Masonry Capital offers investment management services for separately managed accounts and a private investment fund employing a value-based, catalyst-driven investment strategy. Revenue for this segment is generated from management fees which are derived from Assets Under Management and incentive income which is based on the investment returns generated on performance-based Assets Under Management. Note that the membership interests in this business line were sold to an officer of the Company effective April 1, 2024. Subsequent to the date of sale, the Company will receive an annual revenue-share amount for a period of six years. No expenses have been or will be incurred by the Company related to Masonry Capital subsequent to April 1, 2024.

The Bank segment earned net income of $17.2 million in 2024, a $2.2 million decrease compared to the $19.4 million netted in 2023. VNB Trust and Estate Services realized a net loss of $275.0 thousand in 2024, compared to a net loss of $307.0 thousand in 2023. Masonry Capital realized a net loss of $2 thousand in the first quarter of 2024 prior to the sale of the business line, compared to net income of $145 thousand in 2023.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is computed as the difference between the interest income on earning assets and the interest expense on deposits and other interest bearing liabilities. Net interest income represents the principal source of revenue for the Company and accounted for 85.9% of the total revenue in 2024. Net interest margin (FTE) is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest bearing liabilities impact net interest income (FTE) and net interest margin (FTE).

The following table details the average balance sheet, including an analysis of net interest income (FTE) for earning assets and interest bearing liabilities, for the years ended December 31, 2024, 2023, and 2022.

Consolidated Average Balance Sheets and Analysis of Net Interest Income (FTE)

	2024			2023			2022
		Interest	Average		Interest	Average		Interest	Average
(Dollars in thousands)	Average Balance	Income Expense	Yield/ Cost	Average Balance	Income Expense	Yield/ Cost	Average Balance	Income Expense	Yield/ Cost
ASSETS
Interest earning assets:
Securities
Taxable securities	$249,858	$7,120	2.85%	$400,189	$11,921	2.98%	$373,680	$8,696	2.33%
Tax exempt securities [1]	66,399	1,649	2.48%	66,895	1,655	2.47%	65,861	1,582	2.40%
Total securities [1]	316,257	8,769	2.77%	467,084	13,576	2.91%	439,541	10,278	2.34%
Loans:
Real estate	908,356	51,532	5.67%	839,326	47,996	5.72%	847,238	38,011	4.49%
Commercial	220,276	12,430	5.64%	100,122	5,121	5.11%	81,410	3,583	4.40%
Consumer	37,013	2,572	6.95%	41,140	2,936	7.14%	49,619	2,637	5.31%
Total Loans	1,165,645	66,534	5.71%	980,588	56,053	5.72%	978,267	44,231	4.52%
Fed funds sold	14,663	765	5.22%	3,825	207	5.41%	100,033	1,088	1.09%
Other interest bearing deposits	8,220	206	2.51%	15,489	501	3.23%	161,260	1,467	0.91%
Total earning assets	1,504,785	76,274	5.07%	1,466,986	70,337	4.79%	1,679,101	57,064	3.40%
Less: Allowance for credit losses	(8,350)			(7,907)			(5,702)
Total non-earning assets	109,500			115,908			124,525
Total assets	$1,605,935			$1,574,987			$1,797,924

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing deposits:
Interest checking	$269,136	$272	0.10%	$321,154	$346	0.11%	$409,504	$230	0.06%
Money market and savings deposits	425,386	11,803	2.77%	421,083	9,673	2.30%	563,374	2,097	0.37%
Time deposits	333,139	15,410	4.63%	220,348	8,617	3.91%	144,564	657	0.45%
Total interest bearing deposits	1,027,661	27,485	2.67%	962,585	18,636	1.94%	1,117,442	2,984	0.27%
Borrowings	36,111	1,691	4.68%	37,286	1,934	5.19%	-	-	-
Federal Funds Purchased	489	29	5.93%	2,632	138	5.24%	-	-	-
Junior subordinated debt	3,482	346	9.94%	3,436	313	9.11%	3,389	200	5.90%
Total interest bearing liabilities	1,067,743	29,551	2.77%	1,005,939	21,021	2.09%	1,120,831	3,184	0.28%
Non-interest bearing liabilities:
Demand deposits	370,178			418,091			526,389
Other liabilities	10,597			9,989			9,581
Total liabilities	1,448,518			1,434,019			1,656,801
Shareholders' equity	157,417			139,443			141,123
Total liabilities & shareholders' equity	$1,605,935			$1,573,462			$1,797,924
Net interest income (FTE)		$46,723			$49,316			$53,880
Interest rate spread [2]			2.30%			2.70%			3.12%
Cost of funds			2.06%			1.48%			0.19%
Interest expense as a percentage of average earning assets			1.96%			1.43%			0.19%
Net interest margin (FTE) [3]			3.10%			3.36%			3.21%

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

Volume and Rate Analysis

2024 compared to 2023

	Change due to:		Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)
Assets:
Securities	$(4,316)	$(491)	$(4,807)
Loans:
Real estate	3,919	(383)	3,536
Commercial	6,730	579	7,309
Consumer	(288)	(76)	(364)
Total loans	10,361	120	10,481
Federal funds sold	566	(8)	558
Other interest bearing deposits	(170)	(125)	(295)
Total earning assets	$6,441	$(504)	$5,937
Liabilities and Shareholders' equity:
Interest bearing deposits:
Interest checking	$(54)	(20)	$(74)
Money market and savings	100	2,030	2,130
Time deposits	5,005	1,788	6,793
Total interest bearing deposits	5,051	3,798	8,849
Short term borrowings	(59)	(184)	(243)
Federal funds purchased	(125)	16	(109)
Junior subordinated debt	4	29	33
Total interest bearing liabilities	4,871	3,659	8,530
Change in net interest income	$1,570	$(4,163)	$(2,593)

2023 compared to 2022

	Change due to:		Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)
Assets:
Securities	$677	$2,623	$3,300
Loans:
Real estate	(483)	10,468	9,985
Commercial	922	616	1,538
Consumer	(501)	800	299
Total loans	(62)	11,884	11,822
Federal funds sold	(1,857)	976	(881)
Other interest bearing deposits:	(2,220)	1,254	(966)
Total earning assets	$(3,462)	$16,737	$13,275
Liabilities and Shareholders' equity:
Interest bearing deposits:
Interest checking	$(58)	174	$116
Money market and savings	(657)	8,233	7,576
Time deposits	513	7,447	7,960
Total interest bearing deposits	(202)	15,854	15,652
Short term borrowings	-	1,934	1,934
Federal funds purchased	-	138	138
Junior subordinated debt	3	110	113
Total interest bearing liabilities	(199)	18,036	17,837
Change in net interest income	$(3,263)	$(1,299)	$(4,562)

For 2024, net interest income (FTE) of $46.7 million was recognized, a decrease of $2.6 million over 2023. Net interest income (FTE) for 2023 totaled $49.3 million, a $4.6 million decrease over the 2022 total of $53.9 million. Average earning assets increased $37.8 million or 2.6% in 2024 compared to 2023 and decreased $212.1 million or 12.6% in 2023 compared to 2022. The increase in the average balance of loans in the real estate and commercial categories were the primary drivers of the increase in interest income from 2023 to 2024. The average balance for loans as a percentage of earnings assets for 2024 was 77.5%, compared to 66.8% and 58.3% in 2023 and 2022, respectively.

The 2024 net interest margin (FTE) declined 26 bps to 3.10% from 3.36% in 2023. The 2023 net interest margin (FTE) improved 15 bps from 3.21% in 2022. The tax-equivalent yield on average earning assets for 2024 of 5.07% was 28 bps higher than the 2023 yield of 4.79%. The 2023 tax-equivalent yield on average earning assets was 139 bps higher than the comparable 2022 yield of 3.40%. Loan yields for 2024 were 5.71%, declining only 1 bp from the loan yield of 5.72% for 2023. Average loans for 2024 of $1.2 billion were $185.1 million higher than the 2023 average of $980.6 million.

The increase in rates paid on deposits in 2024 compared to 2023 negatively impacted net interest income. Interest expense as a percentage of average earning assets increased to 196 bps for 2024, compared to 143 bps and 19 bps for 2023 and 2022, respectively. Net interest margin will be impacted by future changes in short-term and long-term interest rate levels on deposits, as well as the impact from the competitive environment. A continuing primary driver of the Company’s low cost of funds compared to peers is the Company’s level of non-interest bearing demand deposits and low-cost deposit accounts. Following is a table illustrating the average balances of deposit accounts as a percentage of total deposit account balances.

(Dollars in thousands)	2024		2023		2022
	Average Balance	% of Total Deposits	Average Balance	% of Total Deposits	Average Balance	% of Total Deposits
Non-interest demand deposits	$370,178	26.5%	$418,091	30.3%	$526,389	32.0%
Interest checking accounts	269,136	19.3%	321,154	23.2%	409,504	24.9%
Money market and savings deposit accounts	425,386	30.4%	421,083	30.5%	563,374	34.3%
Total non-interest and low-cost deposit accounts	$1,064,700	76.2%	$1,160,328	84.0%	$1,499,267	91.2%
Time deposits	333,139	23.8%	220,348	16.0%	144,564	8.8%
Total deposit account balances	$1,397,839	100.0%	$1,380,676	100.0%	$1,643,831	100.0%

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

Based on management’s continuing evaluation of the loan portfolio in 2024, the Company recorded a net recovery of provision for credit losses of $600 thousand, which is net of a $118 thousand provision for unfunded commitments, compared to provision expense of $734 thousand, which includes a $38 thousand provision for unfunded commitments, in 2023 and provision expense of $106 thousand in 2022. The decrease in 2024 is primarily the result of the impact of declining expected loss rates on most of the pools of loans within the CECL segmentation. The increase in 2023 is primarily the result of the adoption of ASC 326, which increased the ACL by $2.5 million effective January 1, 2023, as well as increase in provision related to organic loan growth.

The ACL as a percentage of total loans was 0.68% at December 31, 2024 compared to 0.77% at December 31, 2023.

The following is a summary of the changes in the ACL for the years ended December 31, 2024, 2023, and 2022:

(Dollars in thousands)	2024	2023	2022
Allowance for credit losses, January 1	$8,395	$5,552	$5,984
Impact of ASC 326 adoption	-	2,491	-
Charge-offs	(759)	(721)	(1,255)
Recoveries	1,537	377	717
Provision for (recovery of) credit losses	(718)	696	106
Allowance for credit losses, December 31	$8,455	$8,395	$5,552

Allowance for credit losses as a percentage of period-end total loans	0.68%	0.77%	0.59%

Noninterest Income

The major components of noninterest income are detailed below. Year-to-year variances are shown for each noninterest income category.

(Dollars in thousands)	For the year ended December 31		Variance
	2024	2023	$	%
Noninterest income:
Trust and estate services fees	$1,152	$968	$184	19.0%
Performance fees	-	376	(376)	-100.0%
Investment management income	-	632	(632)	-100.0%
Deposit account fees	1,363	1,593	(230)	-14.4%
Debit/credit card and ATM fees	1,914	2,277	(363)	-15.9%
Bank owned life insurance income	1,155	1,764	(609)	-34.5%
Gains on sale of assets, net	36	112	(76)	-67.9%
Gain on early redemption of debt	904	-	904	---
Gain on termination of interest rate swap	-	460	(460)	-100.0%
Losses on sales of AFS, net	(4)	(206)	202	-98.1%
Other	1,069	1,125	(56)	-5.0%
Total noninterest income	$7,589	$9,101	$(1,512)	-16.6%

Noninterest income of $7.6 million for the year ended December 31, 2024 decreased $1.5 million over the prior year, as a result of the following:

•
Investment management income of $632 thousand and performance fees of $376 thousand were recognized in 2023 related to the Masonry business line. The membership interests in this business line were sold to an officer of the Company effective April 1, 2024. Subsequent to the date of sale, the Company will receive an annual revenue-share amount for a period of six years. See below for impact of the sale on Masonry on 2024's noninterest expense.
•
Proceeds of bank owned life insurance were collected in 2023 related to the death of a former employee.
•
These decreases were partially offset by a $904 gain on early redemption of debt realized in 2024.

Noninterest Expense

The major components of noninterest expense are detailed below. Year-over-year variances are shown for each noninterest expense category.

(Dollars in thousands)	December 31,	December 31,	Variance
	2024	2023	$	%
Noninterest expense:
Salaries and employee benefits	$15,933	$15,900	$33	0.2%
Net occupancy	3,662	4,017	(355)	-8.8%
Equipment	720	762	(42)	-5.5%
Bank franchise tax	1,452	1,220	232	19.0%
Computer software	917	778	139	17.9%
Data processing	2,647	2,799	(152)	-5.4%
FDIC deposit insurance assessment	700	710	(10)	-1.4%
Marketing, advertising and promotion	730	1,098	(368)	-33.5%
Professional fees	894	674	220	32.6%
Core deposit intangible amortization	1,301	1,493	(192)	-12.9%
Other	4,710	4,612	98	2.1%
Total noninterest expense	$33,666	$34,063	$(397)	-1.2%

Noninterest expense of $33.7 million for the year ended December 31, 2024 decreased $397.0 thousand from the prior year, predominantly due to continued efficiencies gained from the Merger in the areas of occupancy and data processing. In addition, management reduced the level of marketing, advertising and promotion expense in 2024 compared to 2023. Normal, recurring increases in salaries and employee benefits in the form of merit increases and benefit costs were offset by a reduction in salaries and employee benefits related to Masonry, as that business line was sold effective April 1, 2024. At December 31, 2024, the Company had 146 full-time equivalent employees compared to 155 at December 31, 2023.

Core deposit intangible amortization expense is a result of the Merger and amounted to $1.3 million in 2024 and $1.5 million in 2023.

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

For 2024, the Company provided $3.9 million for Federal income taxes, resulting in an effective income tax rate of 18.8%. In 2023, the Company provided $4.0 million for Federal income taxes, resulting in an effective income tax rate of 17.2%. The effective tax rate was higher in 2024 due to the adoption of the proportional method of accounting for LIHTCs, as described in Note 26 - Investment in Affordable Housing Projects of the Notes to Consolidated Financial Statements which is found in Item 8. Financial Statements and Supplementary Data. In addition, the effective tax rate was lower in 2023 due to the nontaxability of proceeds from bank owned life insurance as a result of the death of a former employee. The effective income tax rates for 2024 and 2023 were lower than the U.S. statutory rate of 21% due to the effect of tax-exempt income from municipal bonds and tax-exempt interest from bank owned life insurance policies.

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

As of December 31, 2024, the Company’s investment portfolio totaled $269.7 million, with obligations of U.S. government corporations and government-sponsored enterprises amounting to $163.9 million, or approximately 61% of the total. The Company’s investment portfolio totaled $429.0 million as of December 31, 2023.

During the years ended December 31, 2024, and December 31, 2023, $40.0 million and $49.8 million of securities were sold incurring pre-tax losses of $4 thousand and $206 thousand, respectively. All of these sales were part of strategic decisioning to reinvest proceeds into higher yielding assets. Management proactively manages the mix of earning assets and cost of funds to maximize the earning capacity of the Company.

In accordance with ASC 320, “Investments - Debt and Equity Securities,” the Company has categorized its unrestricted securities portfolio as Available for Sale. Securities classified as AFS may be sold in the future, prior to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. AFS securities are carried at fair value. Net aggregate unrealized gains or losses on these securities are included, net of taxes, as a component of shareholders’ equity. All of the Company’s unrestricted securities were investment grade or better as of December 31, 2024. Management has evaluated whether the decline in fair value is the result of credit losses and has determined that no credit loss provision is required as of December 31, 2024 related to the AFS portfolio. AFS securities included gross unrealized losses of $53.0 million as of December 31, 2024.

(Dollars in thousands)	December 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
U.S. Treasury securities	$1,493	1%	$121,708	29%
U.S. Government agencies	29,635	11%	39,581	9%
MBS/CMOs	132,811	50%	155,144	37%
Corporate bonds	17,591	7%	19,129	5%
Municipal bonds	82,007	31%	85,033	20%
Total available for sale securities at fair value	$263,537	100%	$420,595	100%

All mortgage-backed securities included in the above tables were issued by U.S. government agencies and corporations. At December 31, 2024, the securities issued by political subdivisions or agencies were highly rated with 93% of the municipal bonds having A+ or higher ratings. Approximately 63% of the municipal bonds are general obligation bonds, and issuers are geographically diverse. The Company held no issues that exceeded 10% of the Company’s shareholders' equity at December 31, 2024.

The Company’s holdings of restricted securities totaled $6.2 million and $8.4 million at December 31, 2024 and December 31, 2023, respectively, and consisted of stock in the Federal Reserve Bank, stock in the FHLB, and stock in CBB Financial Corporation, the holding company for Community Bankers’ Bank, and an investment in an SBA loan fund. The Bank is required to hold stock in the Federal Reserve Bank and the FHLB as a condition of membership with each of these correspondent banks. The amount of stock required to be held by the Bank is periodically assessed by each bank, and the Bank may be subject to purchase or surrender stock held in these banks, as determined by their respective calculations. Stock ownership in the bank holding company for Community Bankers’ Bank provides the Bank with several benefits that are not available to non-shareholder correspondent banks. None of these stock issues are traded on the open market and can only be redeemed by the respective issuer. Restricted stock holdings are recorded at cost.

The table shown below details the amortized cost and fair value of AFS securities at December 31, 2024 based upon contractual maturities, by major investment categories. Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations. The tax-equivalent yield is based upon a federal tax rate of 21%. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP Presentations section earlier in Item 7.

Maturity Distribution and Average Yields

Contractual Maturities of Debt Securities at December 31, 2024

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield (FTE)	% of Debt Securities
U.S. Treasury securities
One year or less	$1,500	$1,493	2.65%
After one year to five years	-	-	0.00%
	$1,500	$1,493	2.65%	0.4%
U.S. Government-sponsored agencies:
One year or less	$-	$-	0.00%
After one to five years	12,218	10,826	1.29%
After five years to ten years	18,780	15,863	1.68%
Ten years or more	4,000	2,946	1.79%
	$34,998	$29,635	1.55%	11.1%
MBS/CMOs
One year or less	$-	$-	0.00%
After one year to five years	5,212	4,954	2.13%
After five years to ten years	1,965	1,815	2.19%
Ten years or more	151,377	126,042	1.99%
	$158,554	$132,811	2.00%	50.2%
Corporate bonds
One year or less	$9,992	$9,931	3.55%
After one to five years	7,790	7,660	3.26%
	$17,782	$17,591	3.42%	5.6%
Municipal bonds
One year or less	$610	$608	2.46%
After one to five years	4,801	4,661	2.81%
After five to ten years	23,280	21,031	1.93%
Ten years or more	75,002	55,707	2.32%
	$103,693	$82,007	2.25%	32.7%

Total Debt Securities Available for Sale	$316,527	$263,537	2.11%	100.0%

Weighted average yield is calculated based on the relative amortized cost of the securities. Yields on tax-exempt securities have been computed on a tax-equivalent basis using the federal corporate income tax rate of 21%.

As stated, the preceding table reflects the distribution of the contractual maturities of the investment portfolio at December 31, 2024. Management’s investment portfolio strategy is to structure the portfolio so that it is a constant source of liquidity for the balance sheet. In order to achieve greater liquidity in the portfolio, securities that have a monthly flow of principal repayments become a key component. To illustrate the difference between contractual maturity and average life, consider the difference for the fixed rate mortgage-backed securities (MBS) component of this portfolio. At December 31, 2024, the weighted average maturity of the fixed rate MBS sector was 15.6 years, and the projected average life for this group of securities is 6.0 years.

Another indication of the investment portfolio’s liquidity potential is shown by the projected annual principal cash flow from maturities, callable bonds, and monthly principal repayments. For the next three years, the principal cash flows are estimated to be $33.5 million for 2025, $24.4 million for 2026, and $30.9 million for 2027, based upon rates remaining at current levels. This represents approximately 28% of the investment portfolio’s AFS balance at December 31, 2024 that will be available to support the future liquidity needs of the Company. Cash flow projections are subject to change based upon changes to market interest rates.

Loan Portfolio

The Company’s objective is to maintain the historically strong credit quality of the loan portfolio by maintaining rigorous underwriting standards. These standards coupled with regular evaluation of the creditworthiness of, and the designation of lending limits for, each borrower has helped the Company achieve this objective. The primary portfolio strategy includes seeking industry and loan size diversification in order to minimize credit exposure and originating loans in markets with which the Company is familiar. The predominant market area for loans includes Charlottesville, Albemarle County, Fauquier County, Prince William County, Winchester, Frederick County, Manassas, and Richmond, as well as other areas in Virginia, Maryland, West Virginia and the District of Columbia.

The Company’s loan portfolio totaled $1.2 billion as of December 31, 2024 or 76.4% of total assets. Loan balances increased $143.3 million, or 13.1%, from the balance of $1.1 billion as of December 31, 2023. Note that all loan balances are presented net of credit and other fair value discounts, when applicable. The table below shows the composition of the loan portfolio:

(Dollars in thousands)	As of December 31,
	2024	2023
Commercial loans	$257,671	$152,517
Real estate mortgage:
Construction and land	36,977	33,682
1-4 family residential mortgages	313,610	317,558
Commercial	593,496	550,867
Total real estate mortgage	$944,083	$902,107
Consumer	34,215	38,041
Total loans	$1,235,969	$1,092,665
Less: Allowance for credit losses	(8,455)	(8,395)
Net loans	$1,227,514	$1,084,270

At December 31, 2024, the loan-to-deposit ratio stood at 86.8%, compared to 77.5% at December 31, 2023.

Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory and real property. The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions.

The Company’s real estate loan portfolio increased by $42.0 million to a balance of $944.1 million at December 31, 2024 from $902.1 million at December 31, 2023. This category comprises 76.4% of all loans, and these loans are secured by mortgages on real property located principally in the Company's market area. Of this amount, approximately $313.6 million represented loans on 1-4 family residential properties. Commercial real estate loans totaled $593.5 million as of December 31, 2024. Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral. The remaining real estate loans were comprised of construction and land development loans which totaled $37.0 million as of December 31, 2024.

Of the $593.5 million of commercial mortgages held on the balance sheet as of December 31, 2024, $309.8 million consists of non-owner occupied commercial real estate, $107.2 million of multifamily, and $176.5 million of owner occupied CRE. No CRE loans were over 90 days past due as of December 31, 2024.

The following table details the Company's levels of non-owner occupied commercial real estate as of December 31, 2024, along with the average loan size and % of risk ratings for each category:

Loan Type (dollars in thousands)	Balance	% of Total CRE	Average Loan Size	Special Mention	Sub- standard	Nonaccrual
Hotels	$45,840	14.80%	$5,730	0.00%	0.00%	0.00%
Office Building	61,893	19.98%	$764	0.00%	0.00%	0.00%
Warehouses/Industrial	61,243	19.77%	$2,112	0.00%	0.00%	0.00%
Retail	120,655	38.95%	$1,856	0.89%	0.00%	0.00%
Day Cares / Schools	10,606	3.42%	$1,178	14.25%	0.00%	0.00%
All Other Commercial Buildings	9,520	3.07%	$865	0.00%	0.00%	0.00%
Total Non-Owner Occupied CRE	$309,757

As of December 31, 2024, the Company’s commercial and industrial loan portfolio totaled $257.7 million, a $105.2 million increase from the $152.5 million balance at year-end 2023. This category, representing approximately 20.8% of all loans, includes loans made to individuals and small to medium-sized businesses, as well as loans purchased in the government guaranteed market. As of December 31, 2024 and December 31, 2023, the portfolio of government guaranteed loans, included in the commercial loan balance, was $218.3 million and $109.7 million, respectively.

Consumer loans, comprised of student loans purchased, revolving credit, and other fixed payment loans, totaled $34.2 million as of December 31, 2024 or 2.8% of all loans. Consumer loans ended 2024 with balances $3.8 million lower than the prior year-end, primarily due to normal amortization within the student loan portfolio.

The following table presents the maturity/repricing distribution of the Company’s loans at December 31, 2024. The table also presents the portion of loans that have fixed interest rates or variable/floating interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the Wall Street Journal prime rate or U.S. Treasury bond indices.

Maturities and Sensitivities of Loans to Changes in Interest Rates

(Dollars in thousands)	As of December 31, 2024
	One Year or Less	After One to Five Years	After Five to 15 Years	After 15 Years	Total
Fixed Rate:
Commercial loans	$577	$14,854	$10,501	$1,604	$27,536
Real estate construction and land	9,911	13,672	2,352	-	25,935
1-4 family residential mortgages	2,362	38,618	65,538	52,113	158,631
Commercial mortgages	32,550	194,818	13,993	-	241,361
Consumer	7,656	8,236	421	69	16,382
Total fixed rate loans	$53,056	$270,198	$92,805	$53,786	$469,845
Variable Rate:
Commercial loans	$181,991	$28,977	$16,195	$2,971	$230,134
Real estate construction and land	2,434	8,512	96	5,236	16,278
1-4 family residential mortgages	43,727	102,034	3,984	8,068	157,813
Commercial mortgages	86,427	243,330	14,308	188	344,253
Consumer	427	2,781	14,438	-	17,646
Total variable rate loans	$315,006	$385,634	$49,021	$16,463	$766,124
Total loans	$368,062	$655,832	$141,826	$70,249	$1,235,969

Total loans at December 31, 2024 and 2023 included loans purchased in connection with the Merger. These loans were recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan loss. The following table presents the outstanding principal balance and the carrying amount of purchased loans as of December 31, 2024:

(Dollars in thousands)	December 31, 2024
	Acquired Loans - Purchased Credit Deteriorated	Acquired Loans - Purchased Performing	Acquired Loans - Total
Outstanding principal balance	$25,598	$228,376	$253,974
Carrying amount:
Commercial	$14	$3,915	$3,929
Real estate construction and land	564	1,605	2,169
1-4 family residential mortgages	9,380	128,386	137,766
Commercial mortgages	11,199	91,826	103,025
Consumer	23	277	300
Total acquired loans	$21,180	$226,009	$247,189

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

At December 31, 2024 and 2023, the Company had loans classified as non-accrual with balances of $2.3 million and $1.9 million, respectively. The non-accrual balance as of December 31, 2024 consists of twelve loans to eleven borrowers and 100% of such balance is secured by real estate.

Loans 90 days or more past due and still accruing interest amounted to $754 thousand as of December 31, 2024, compared to $879 thousand as of December 31, 2023. The 2024 balance includes three loans totaling $705 thousand which are 100% government-guaranteed, and three student loans totaling $49 thousand. No CRE loans were 90 days or more past due as of December 31, 2024.

Allowance for Credit Losses

The relationship of the ACL to total loans and nonaccrual loans appears below:

(Dollars in thousands)	2024	2023
Total loans	$1,235,969	$1,092,665
Nonaccrual loans	$2,267	$1,852
Allowance for credit losses	$8,455	$8,395
Nonaccrual loans to total loans	0.18%	0.17%
ACL to total loans	0.68%	0.77%
ACL to nonaccrual loans	372.96%	453.29%

See Note 4 – Loans and Note 5 – Allowance for Credit Losses in the accompanying Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data for further details regarding the Company’s loan asset quality measurements.

Activity for the ACL is provided in the following table:

As of and for the year ended December 31, 2024
(Dollars in thousands)	Commercial Loans	Real Estate Construction and Land	1-4 Family Residential Mortgages	Real Estate Mortgages	Consumer Loans	Total
Allowance for Credit Losses:
Balance as of beginning of year	$193	$462	$1,492	$5,261	$987	$8,395
Charge-offs	(288)	-	-	-	(471)	(759)
Recoveries	723	-	11	573	230	1,537
Provision for (recovery of) credit losses	132	275	1,048	(2,301)	128	(718)
Balance at end of year	$760	$737	$2,551	$3,533	$874	$8,455

Average loans	$220,276	$36,757	$312,533	$559,066	$37,013	$1,165,645
Net charge-offs (recoveries) to average loans	-0.20%	0.00%	0.00%	-0.10%	0.65%	-0.07%

As of and for the year ended December 31, 2023
(Dollars in thousands)	Commercial Loans	Real Estate Construction and Land	1-4 Family Residential Mortgages	Real Estate Mortgages	Consumer Loans	Total
Allowance for Loan Losses:
Balance as of beginning of year	$194	$221	$1,618	$2,820	$699	$5,552
Impact of ASC 326 adoption	(11)	440	14	1,577	471	2,491
Charge-offs	-	-	-	-	(721)	(721)
Recoveries	168	-	10	42	157	377
Provision for (recovery of) loan losses	(158)	(199)	(150)	822	381	696
Balance at end of year	$193	$462	$1,492	$5,261	$987	$8,395

Average loans	$100,122	$35,767	$317,355	$486,204	$41,140	$980,588
Net charge-offs (recoveries) to average loans	-0.17%	0.00%	0.00%	-0.01%	1.37%	0.04%

As of December 31, 2024, the ACL was $8.5 million, an increase of $60 thousand from $8.4 million at December 31, 2023, due to the increased balances in the loan portfolio and also impacted by net recoveries of previously charged-off loans due to strong and successful collection efforts. Management’s estimates for the ACL resulted in the Company’s ACL to total loans outstanding ratio of 0.68% at December 31, 2024, compared to 0.77% at December 31, 2023.

During 2024, there were $759 thousand in loan balances charged off, with a total of $1.5 million in recoveries of previously charged-off balances, resulting in net charge-offs of $778 thousand. During 2023, there were $721 thousand in loan balances charged off, with a total of $377 thousand in recoveries of previously charged-off balances, resulting in net charge-offs of $344 thousand. The ratio of net charge-offs to average loans was 0.07% (net recovery) and 0.04% for 2024 and 2023, respectively.

The table below provides an allocation of year-end ACL by loan type; however, allocation of a portion of the allowance to one loan category does not preclude its availability to absorb losses in other categories.

Allocation of the Allowance for Credit Losses

	December 31, 2024
(Dollars in thousands)	Allowance	Percentage of loans in each category to total loans
Commercial loans	$760	20.85%
Real estate construction and land	737	2.99%
1-4 family residential mortgages	2,551	25.37%
Real estate mortgages	3,533	48.02%
Consumer	874	2.77%
Total	$8,455	100.00%

	December 31, 2023
(Dollars in thousands)	Allowance	Percentage of loans in each category to total loans
Commercial loans	$193	13.95%
Real estate construction and land	462	3.08%
1-4 family residential mortgages	1,492	29.07%
Real estate mortgages	5,261	50.42%
Consumer	987	3.48%
Total	$8,395	100.00%

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

Depository accounts held by the Company as of December 31, 2024, totaled $1.4 billion, an increase of $14.4 million or 1.0% compared to the December 31, 2023 balance.

At December 31, 2024, the balances of non-interest bearing demand deposits were $374.1 million or 26.3% of total deposits, a 0.3% increase from $372.9 million at December 31, 2023. Interest bearing transaction and money market accounts totaled $741.0 million at December 31, 2024, an increase of $23.4 million compared to $717.7 million at December 31, 2023. The Company offers ICS®, which allows customers access to multi-million-dollar FDIC insurance on funds placed into demand deposit and/or money market deposit accounts. As of December 31, 2024, the reciprocal ICS® balances included in demand deposit and money market accounts were $44.5 million and $122.1 million, respectively. The Company’s low-cost deposit accounts, which include both non-interest and interest bearing checking accounts as well as money market accounts, represented 78.3% of total deposit account balances at December 31, 2024 compared to 77.4% of total deposit account balances at December 31, 2023.

Certificates of deposit and other time deposit balances decreased $10.1 million to $308.4 million at December 31, 2024 from the balance of $318.6 million at December 31, 2023. Included in this deposit total were reciprocal relationships under CDARS™, whereby depositors can obtain FDIC insurance on deposits up to $50 million. These reciprocal CDARS™ deposits totaled $4.9 million and $5.5 million at December 31, 2024 and 2023, respectively.

Average Balances and Rates Paid
(Dollars in thousands)	Years Ended December 31
	2024		2023
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Non-interest bearing demand deposits	$370,178		$418,091
Interest bearing deposits:
Interest checking	269,136	0.10%	321,154	0.11%
Money market and savings deposits	425,386	2.77%	421,083	2.30%
Time deposits	333,139	4.63%	220,348	3.91%
Total interest bearing deposits	$1,027,661	2.67%	$962,585	1.94%
Total deposits	$1,397,839		$1,380,676

As of December 31, 2024 and 2023, the estimated amounts of total uninsured deposits were $389.6 million and $360.0 million, respectively.

Maturities of time deposits in excess of FDIC insurance limits as of December 31, 2024 were as follows:

(Dollars in thousands)
	Amount	Percentage
Three months or less	$43,967	43.0%
Over three months to six months	31,217	30.6%
Over six months to one year	14,976	14.7%
Over one year	11,938	11.7%
Totals	$102,098	100.0%

Borrowings

Borrowings, consisting primarily of FHLB advances and federal funds purchased, are additional sources of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company's ability to earn a favorable spread on the funds obtained.

The Company has a collateral dependent line of credit with the FHLB. As of December 31, 2024, the Company had $20.0 million in outstanding advances from the FHLB, compared to $66.5 million in outstanding advances as of December 31, 2023.

Additional borrowing arrangements maintained by the Bank include formal federal funds lines with five correspondent banks. The Company had $236 thousand in federal funds purchased as of December 31, 2024 compared to $3.5 million at of December 31, 2023 and no outstanding balance at December 31, 2022.

Borrowings, excluding federal funds purchased, consist of the following as of December 31, 2024, 2023, and 2022:

(Dollars in thousands)	2024	2023
Federal funds purchased	$236	$3,462
FHLB advances	20,000	66,500
Total borrowings	$20,236	$69,962
Maximum amount at any month-end during the year	$55,702	$80,808
Annual average balance outstanding	$36,600	$39,917
Annual average interest rate paid	4.70%	5.19%
Annual average interest rate, including impact of fair value mark	4.82%	4.92%

Details on available borrowing lines can be found later under Liquidity in the Asset/Liability Management section.

Junior Subordinated Debt

In 2006, a subsidiary of Fauquier, Fauquier Statutory Trust II, privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Fauquier’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. As of December 31, 2024, total capital securities were $3.5 million, as adjusted to fair value as of the date of the Merger. The interest rate on the capital security resets every three months at 1.70% above the then current three-month CME Term SOFR plus a spread adjustment of 0.26% and is paid quarterly.

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

Gap Interest Sensitivity Analysis

As of December 31, 2024

	Within	90 to 365	One to Four	Over	Non Rate
	90 Days	Days	Years	Four Years	Sensitive	Total
Assets
Loans	$224,342	$289,844	$552,970	$165,074	$3,739	$1,235,969
Investment securities	17,414	39,126	91,346	174,769	(52,925)	269,730
Interest bearing deposits in other banks	11,792	-	-	-	-	11,792
Non-interest-earning assets and allowance for loan losses	-	-	-	-	99,335	99,335
Total assets	$253,548	$328,970	$644,316	$339,843	$50,149	$1,616,826
Liabilities and Shareholders' Equity
Interest checking	$7,585	$22,755	$91,021	$182,044	$-	$303,405
Money market and savings deposits	13,076	39,229	156,918	228,396	-	437,619
Time deposits	131,153	144,401	32,665	224	-	308,443
Federal funds purchased	236	-	-	-	-	236
Borrowings	-	20,000	-	-	-	20,000
Junior subordinated debt	-	3,506	-	-	-	3,506
Non-interest bearing liabilities and shareholders' equity	-	-	-	-	543,617	543,617
Total liabilities and shareholders' equity	$152,050	$229,891	$280,604	$410,664	$543,617	$1,616,826
Period gap	$101,498	$99,079	$363,712	$(70,821)	N/A	$493,468
Cumulative gap	$101,498	$200,577	$564,289	$493,468	N/A	$493,468
Ratio of cumulative gap to cumulative earning assets	40.03%	34.43%	46.00%	31.50%

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

(Dollars in thousands)	Change in Net Interest Income
Change in Yield Curve	Percentage	Amount
+400 bps	-3.73%	$(3,975)
+300 bps	-3.12%	(3,332)
+200 bps	-2.48%	(2,646)
+100 bps	-1.89%	(2,012)
Base case	0.00%	-
-100 bps	0.89%	944
-200 bps	0.71%	754
-300 bps	2.66%	2,842
-400 bps	1.88%	2,006

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

The shape of the yield curve can cause downward pressure on net interest income. In general, if and to the extent that the yield curve is flatter (i.e., the differences between interest rates for different maturities are relatively smaller) than previously anticipated, then the yield on the Company’s interest earning assets and its cash flows will tend to be lower. Management believes that the current interest rate exposure is manageable and within the Company's current interest rate risk guidelines.

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

The Bank’s customer base has provided a stable source of funds and liquidity. Limits contained within the Bank’s Investment Policy also provides for appropriate levels of liquidity through maturities and cash flows within the securities portfolio. Other sources of balance sheet liquidity are obtained from the repayment of loan proceeds and overnight investments. The Bank has numerous secondary sources of liquidity including access to borrowing arrangements from a number of correspondent banks. Available borrowing arrangements maintained by the Bank include formal federal funds lines with six major regional correspondent banks, access to advances from the Federal Home Loan Bank and access to the discount window at the Federal Reserve Bank. Access to borrowings at the discount window are dependent on the fair value of any securities pledged for advances. As of December 31, 2024, the Bank has pledged investment securities with an amortized cost of $4.0 million and a fair value of $3.1 million.

Borrowing Lines

As of December 31, 2024

Correspondent Banks	$119,000
Federal Home Loan Bank of Atlanta	100,055
Total Available	$219,055

As of December 31, 2024, the Company had $20.0 million in outstanding advances with the FHLB.

Any excess funds are sold on a daily basis in the federal funds market or maintained on account at the Federal Reserve. The Company maintained an average of $14.7 million outstanding in federal funds sold, and an average of $8.2 million at the Federal Reserve during 2024. On the liability side of the balance sheet, the Company maintained an average of $36.1 million in FHLB advances and $489 thousand in federal funds purchased during 2024. On December 31, 2024 the Company had a $20 million balance in FHLB advances and a $236 thousand balance outstanding in federal funds purchased. The Company intends to maintain sufficient liquidity at all times to meet its funding commitments.

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

The Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios of the Bank were 17.77%, 17.77%, 18.60% and 11.55%, respectively, as of December 31, 2024, exceeding the minimum requirements.

With respect to the Bank, to be “well capitalized” under the PCA regulations, a bank must have the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%. The Bank exceeds the thresholds to be considered well capitalized as of December 31, 2024.

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

The Basel III capital regulations and CBLR framework are discussed in greater detail under the caption “Supervision and Regulation,” found earlier in this report under “Item 1. Business.” In addition, information regarding the Company’s risk-based capital at December 31, 2024 and December 31, 2023 is presented in Note 15 – Capital Requirements of the Notes to Consolidated Financial Statements, contained in Item 8. Financial Statements and Supplementary Data. Using the most recent capital requirements, the Bank’s capital ratios remain above the levels designated by bank regulators as "well capitalized" at December 31, 2024.

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

Related Party Transactions

The Company and its subsidiaries have business dealings with companies owned by directors and beneficial shareholders of the Company. In 2024 and 2023, leasing/rental expenditures of $562 thousand and $543 thousand respectively, (including reimbursements for taxes, insurance, and other expenses) were paid to an entity indirectly owned by a director of the Company.

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

Following is a schedule of future minimum rental payments under non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2024:

(Dollars in thousands)	1 year or less	1-3 years	3-5 years	After 5 years	Total
Operating lease obligations	$1,497	$2,222	$1,458	$654	$5,831

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting company.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Virginia National Bankshares Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Virginia National Bankshares Corporation and Subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Allowance for Credit Losses (ACL) – Loans Collectively Evaluated for Credit Losses

Description of the Matter

As discussed in Note 1 (Summary of Significant Accounting Policies), Note 2 (Adoption of New Accounting Standards) and Note 5 (Allowance for Credit Losses) to the financial statements, the allowance for credit losses on loans is a valuation allowance that represents management’s best estimate of expected credit losses on loans measured at amortized cost considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms. Loans which share common risk characteristics are pooled and collectively evaluated by the Company using historical data, as well as assessments of current conditions and reasonable and supportable forecasts of future conditions. The Company’s total ACL for loans was $8.5 million, of which all but $28 thousand was for loans collectively evaluated. The collectively evaluated ACL consists of quantitative and qualitative components.

Loans are segmented into pools based upon similar characteristics and risk profiles and based on the degree of correlation of how loans within each pool respond to various economic conditions. To determine the quantitative component of the ACL, the Company uses the discounted cash flow method to estimate expected credit losses for the identified loan pools other than student and Minute Lender loans, which use the remaining life method. The discounted cash flow method estimates the difference between the amortized cost of the loans and present value of expected cash flows. The remaining life method applied to the student and Minute Lender loans, determines a quantitative ACL by utilizing historical information to determine a quarterly expected loss rate and applying it to an expected remaining balance for each period to determine the expected loss for the segment.

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

Management exercised significant judgment when assessing the qualitive factors in estimating the ACL for collectively evaluated loans. We identified the measurement of the ACL for collectively evaluated loans as a critical audit matter as auditing this estimate involved especially complex and subjective auditor judgment in evaluating and testing management’s assertions over an inherently complex estimation process that requires significant management judgment.

The primary audit procedures we performed to address this critical audit matter included:

•
Obtaining an understanding of the Company’s ACL methodology, internal controls, and management review controls related to collectively evaluated loans, including the process of:
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
•
Substantively testing management’s process for measuring the ACL related to collectively evaluated loans including:
•
Evaluating conceptual soundness, assumptions, and key data inputs of the Company’s discounted cashflow methodology, including the identification of loan pools, the probability of default and loss given default rate inputs, and the prepayment/curtailment rate inputs for each pool.

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

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company’s auditor since 1998.

Richmond, Virginia

March 28, 2025

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$5,311	$18,074
Interest bearing deposits in other banks	11,792	10,316
Securities:
Available for sale, at fair value	263,537	420,595
Restricted securities, at cost	6,193	8,385
Total securities	269,730	428,980
Loans	1,235,969	1,092,665
Allowance for credit losses	(8,455)	(8,395)
Loans, net	$1,227,514	$1,084,270
Premises and equipment, net	15,383	16,195
Bank owned life insurance	40,059	38,904
Goodwill	7,768	7,768
Core deposit intangible, net	3,792	5,093
Right of use asset, net	5,551	6,748
Deferred tax asset, net	15,407	15,382
Accrued interest receivable and other assets	14,519	14,287
Total assets	$1,616,826	$1,646,017
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest bearing	$374,079	$372,857
Interest bearing	303,405	305,541
Money market and savings deposit accounts	437,619	412,119
Certificates of deposit and other time deposits	308,443	318,581
Total deposits	1,423,546	1,409,098
Federal funds purchased	236	3,462
Borrowings	20,000	66,500
Junior subordinated debt	3,506	3,459
Lease liability	5,389	6,504
Accrued interest payable and other liabilities	3,847	3,954
Total liabilities	1,456,524	1,492,977
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, $2.50 par value	-	-
Common stock, $2.50 par value	13,263	13,258
Capital surplus	106,394	106,045
Retained earnings	82,507	73,781
Accumulated other comprehensive (loss)	(41,862)	(40,044)
Total shareholders' equity	160,302	153,040
Total liabilities and shareholders' equity	$1,616,826	$1,646,017
Common shares outstanding	5,370,912	5,365,982
Common shares authorized	10,000,000	10,000,000
Preferred shares outstanding	-	-
Preferred shares authorized	2,000,000	2,000,000

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	For the years ended December 31,
	2024	2023
Interest and dividend income:
Loans, including fees	$66,534	$56,053
Federal funds sold	765	207
Other interest bearing deposits	206	501
Investment securities:
Taxable	6,689	11,554
Tax exempt	1,302	1,308
Dividends	431	367
Total interest and dividend income	75,927	69,990
Interest and dividend income:
Demand deposits	272	346
Money market and savings deposits	11,803	9,673
Certificates and other time deposits	15,410	8,617
Borrowings	1,691	1,934
Federal funds purchased	29	138
Junior subordinated debt	346	313
Total interest expense	29,551	21,021
Net interest income	46,376	48,969
(Recovery of) provision for credit losses	(600)	734
Net interest income after (recovery of) provision for credit losses	46,976	48,235

Noninterest income:
Wealth management fees	1,152	1,976
Deposit account fees	1,363	1,593
Debit/credit card and ATM fees	1,914	2,268
Bank owned life insurance income	1,155	1,764
Gains on sale of assets, net	36	112
Gains on early redemption of debt	904	-
Gain on termination of interest swap	-	460
Losses on sales of AFS, net	(4)	(206)
Other	1,069	1,134
Total noninterest income	7,589	9,101

Noninterest expense:
Salaries and employee benefits	15,933	15,900
Net occupancy	3,662	4,017
Equipment	720	762
Bank franchise tax	1,452	1,220
Computer software	917	778
Data processing	2,647	2,799
FDIC deposit insurance assessment	700	710
Marketing, advertising and promotion	730	1,098
Professional fees	894	674
Core deposit intangible amortization	1,301	1,493
Other	4,710	4,612
Total noninterest expense	33,666	34,063

Income before income taxes	20,899	23,273
Provision for income taxes	3,933	4,010
Net income	$16,966	$19,263
Net income per common share, basic	$3.16	$3.60
Net income per common share, diluted	$3.15	$3.58

See Notes to the Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	For the years ended December 31,
	2024	2023
Net income	$16,966	$19,263
Other comprehensive income (loss):
Unrealized gains (losses) on securities, net of tax (benefit) of $483 and ($2,344) for the years ended December 31, 2024 and 2023	(1,821)	8,817
Unrealized (losses) on interest rate swaps, net of tax benefit of $($9) for the year ended December 31, 2023	-	(37)
Reclassification adjustment for realized gain on termination of interest rate swap, net of tax benefit of ($97) for the year ended December 31, 2023	-	(363)
Reclassification adjustment for realized losses on securities, net of tax of $1 and $43 for the years ended December 31, 2024 and 2023	3	163
Total other comprehensive income (loss)	(1,818)	8,580
Total comprehensive income	$15,148	$27,843

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, December 31, 2022	$13,214	$105,344	$63,482	$(48,624)	$133,416
Exercise of stock options	3	15	-	-	18
Stock option expense	-	142	-	-	142
Restricted stock grant expense	-	585	-	-	585
Vested stock grants	41	(41)	-	-	-
Cash dividends declared ($1.32 per share)	-	-	(7,074)	-	(7,074)
Impact of adoption of CECL			(1,890)	-	(1,890)
Net income	-	-	19,263	-	19,263
Other comprehensive income	-	-	-	8,580	8,580
Balance, December 31, 2023	$13,258	$106,045	$73,781	$(40,044)	$153,040
Stock option expense	-	131	-	-	131
Restricted stock grant expense	-	782	-	-	782
Vested stock grants	56	(56)	-	-	-
Shares repurchased	(51)	(508)	-	-	(559)
Cash dividends declared ($1.32 per share)	-	-	(7,087)	-	(7,087)
Impact of adoption of proportional amortization method	-	-	(1,070)	-	(1,070)
Adjustment for Masonry Capital distribution	-	-	(83)	-	(83)
Net income	-	-	16,966	-	16,966
Other comprehensive loss	-	-	-	(1,818)	(1,818)
Balance, December 31, 2024	$13,263	$106,394	$82,507	$(41,862)	$160,302

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the years ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,966	$19,263
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) or provision for credit losses	(600)	734
Net accretion of certain acquisition-related adjustments	(2,567)	(6,191)
Amortization of intangible assets	1,301	1,493
Net amortization and (accretion) of securities	526	(2,444)
Net losses on sale of AFS	4	206
Net gain on early redemption of FHLB advances	(904)	-
Net gains on sales of other assets	(36)	(112)
Bank owned life insurance income	(1,155)	(1,764)
Depreciation and other amortization	2,955	3,276
Deferred tax (benefit)	(10)	(473)
Stock option expense	130	142
Stock grant expense	838	585
Net change in:
Accrued interest receivable and other assets	(1,359)	52
Accrued interest payable and other liabilities	(799)	(863)
Net cash provided by operating activities	15,290	13,904

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	-	(83,164)
Net decrease (increase) in restricted investments	2,191	(3,248)
Proceeds from maturities, calls and principal payments of available for sale securities	154,221	214,394
Net increase in loans	(140,030)	(150,348)
Proceeds from sale of premises and equipment	104	2,358
Proceeds from settlement of bank owned life insurance	-	1,412
Purchase of bank premises and equipment, net	(733)	(1,171)
Net cash provided by (used in) investing activities	15,753	(19,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW accounts, and money market accounts	24,586	(272,715)
Net (decrease) increase in certificates of deposit and other time deposits	(10,138)	203,466
Net (decrease) increase in Federal funds purchased	(3,226)	3,462
Net (decrease) increase in other borrowings	(45,906)	66,500
Proceeds from termination of interest swap	-	460
Proceeds from stock options exercised	-	18
Repurchases of common stock	(559)	-
Cash dividends paid	(7,087)	(7,074)
Net cash used in financing activities	(42,330)	(5,883)
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(11,287)	$(11,746)

CASH AND CASH EQUIVALENTS:
Beginning of period	$28,390	$40,136
End of period	$17,103	$28,390

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$29,767	$22,147
Taxes	$3,580	$3,809

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized losses on available for sale securities	$(1,818)	$(2,302)

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

The Bank offers a full range of banking and related financial services to meet the needs of individuals, businesses and charitable organizations, including the fiduciary services of VNB Trust and Estate Services. Investment management services were offered through Masonry Capital Management, LLC, a registered investment adviser and wholly-owned subsidiary of the Company, prior to the sale of the business to an officer of the Company effective April 1, 2024.

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

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the ACL (including individually evaluated loans), acquisition accounting, intangible assets, income taxes, and fair value measurements.

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

Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes an AFS security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2024, there was no ACL related to the AFS securities portfolio.

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

Loans – Loans are reported at the principal balance outstanding net of unearned discounts and of the ACL. Interest income on loans is reported on the level-yield method and includes amortization of deferred loan fees and costs over the loan term.

Loans acquired in a business combination are recorded at estimated fair value on the date of acquisition. In the case of loans that have experienced more than insignificant deterioration in credit quality since origination as of the acquisition date, the loan’s amortized cost basis is increased above estimated fair value by the amount of expected credit losses as of the acquisition date, and a corresponding ACL is also

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recorded. Any remaining non-credit discount or premium for such purchased loans with credit deterioration (or PCD loans) and any fair value discount or premium for non-PCD loans is accreted or amortized as an adjustment to yield over the estimated lives of the loans using the level-yield method. There is no ACL established for non-PCD loans as part of a business combination.

Further information regarding the Company’s accounting policies related to past due loans, non-accrual loans and individually evaluated loans is presented in Note 4 - Loans.

Allowance for credit losses – The ACL on loans is established through charges to earnings in the form of a provision for credit losses. Loan losses are charged against the ACL for the difference between the carrying value of the loan and the estimated net realizable value or fair value of the collateral, if collateral dependent, when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the ACL.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Comprehensive income – Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on AFS securities and interest rate swaps, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss). Further information on the Company’s other comprehensive income (loss) is presented in the Consolidated Statements of Comprehensive Income.

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

When tax returns are filed, it is highly probable that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying Consolidated Balance Sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

The Company acquired as a result of the Merger certain limited partnership investments in affordable housing projects located in the Commonwealth of Virginia. During 2024, the Company adopted the proportional amortization method of accounting for all qualifying equity investments within these limited partnerships. These investments are included in other assets on the Consolidated Balance Sheets. These partnership investments generate a return through the realization of federal income tax credits, as well as other tax benefits, such as tax deductions from net operating losses of the investments over a period of time. The investments are accounted for under the proportional amortization method, with the expense included within income tax provision on the Consolidated Statements of Income. All of the Company's tax credit investments are evaluated for impairment at the end of each reporting period.

Interest and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the statements of income. For the years ended December 31, 2024 and 2023, there were no such interest or penalties recognized. Further information on the Company’s accounting policies for income taxes is presented in Note 11 – Income Taxes.

Securities and other property held in a fiduciary capacity – Securities and other property held by VNB Trust and Estate Services in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying Consolidated Financial Statements.

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

Recent Significant Accounting Pronouncements

Improvements to Income Tax Disclosures – In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than 5% of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than 5% of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not currently expected to have a material effect on the Company's financial position, results of operations or cash flows.

Note 2 - Adoption of New Accounting Standards

Financial Instruments – Credit Losses - On January 1, 2023, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments," and ASU 2022-02, “Financial Instruments-Credit Losses, Troubled Debt Restructurings and Vintage Disclosures,” collectively referred to as ASC 326. This standard, in part, replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss ("CECL") methodology. ASC 326 requires an estimate of credit losses for the remaining estimated life of the financial assets using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an ACL. Purchased credit deteriorated loans will receive an initial allowance at the acquisition date that represents an adjustment to the amortized cost basis of the loan, with no impact to earnings.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes an AFS security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2024 and December 31, 2023, there was no ACL related to the AFS securities portfolio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $4.9 million at December 31, 2024 and was reported in Accrued interest receivable and other assets on the Consolidated Balance Sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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

Allowance for Credit Losses - Loans - The ACL is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the ACL when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable is excluded from the estimate of credit losses.

The ACL represents management’s estimate of lifetime credit losses inherent in loans as of the balance sheet date. The ACL is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Reporting - On December 31, 2024, the Company adopted ASU 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures.” These amendments required that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, required other segment items by reportable segment to be disclosed and a description of their composition, and required disclosure of the title and position of the chief operating decision maker and an explanation of how they use the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments were applied retrospectively to all prior periods presented and did not have a material effect on the Company’s Consolidated Financial Statements. Refer to Note 24 - Segment Reporting for more information about the Company’s segment disclosure.

Accounting for Investments in Tax Credit Structures - Effective January 1, 2024, the Company adopted the provision of ASU 2023-02, "Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method," which permits reporting entities to make an accounting policy election to account for tax equity investments using the proportional amortization method if certain conditions are met. The election is to be made on a tax-credit-program-by-tax-credit-program basis and should be applied consistently to all investments within an elected tax credit program. Upon the adoption of ASU 2023-02, the Company elected to apply the proportional amortization method of accounting to its low-income housing tax credit (LIHTC) investments. The proportional amortization method recognizes the amortized cost of the investment as a component of income tax expense on the Consolidated Statements of Income and as a component of operating activities within other assets and other liabilities on the Consolidated Statements of Cash Flows. See Note 26 - Investments in Affordable Housing Projects for additional information.

Note 3 – Securities

The amortized cost and fair values of securities available for sale as of December 31, 2024 and December 31, 2023 are as follows:

December 31, 2024	Amortized	Gross Unrealized	Gross Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Treasury securities	$1,500	$-	$(7)	$1,493
U.S. Government agencies	34,998	-	(5,363)	29,635
MBS/CMO	158,554	14	(25,757)	132,811
Corporate bonds	17,782	-	(191)	17,591
Municipal bonds	103,693	-	(21,686)	82,007
Total Securities Available for Sale	$316,527	$14	$(53,004)	$263,537

December 31, 2023	Amortized	Gross Unrealized	Gross Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Treasury securities	$122,288	$35	$(615)	$121,708
U.S. Government agencies	45,131	-	(5,550)	39,581
MBS/CMO	179,920	171	(24,947)	155,144
Corporate bonds	19,680	1	(552)	19,129
Municipal bonds	104,265	31	(19,263)	85,033
Total Securities Available for Sale	$471,284	$238	$(50,927)	$420,595

All mortgage-backed securities included in the above tables were issued by U.S. government agencies and corporations. At December 31, 2024, the securities issued by political subdivisions or agencies were highly rated with 93% of the municipal bonds having A+ or higher ratings. Approximately 63% of the municipal bonds are general obligation bonds with issuers that are geographically diverse.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marketable equity securities consist of nominal investments made by the Company in equity positions of various community banks and bank holding companies and are reported in other assets at fair value on the Consolidated Balance Sheets. Unrealized gains and losses are recorded in the Consolidated Statements of Income.

There were no unrestricted securities classified as held to maturity as of December 31, 2024 or December 31, 2023.

Restricted securities are securities with limited marketability and consist of stock in the FRB, FHLB, CBBFC and an investment in an SBA loan fund. These restricted securities, totaling $6.2 million and $8.4 million as of December 31, 2024 and December 31, 2023, respectively, are carried at cost.

During the year ended December 31, 2024 and December 31, 2023, $39.6 million and $49.8 million of securities were sold incurring pre-tax losses of $4 thousand and $206 thousand, respectively. All of these sales were part of strategic decisioning to reinvest proceeds into higher yielding assets.

Securities pledged to secure deposits and for other purposes and to facilitate borrowing from the FRB, had carrying values of $21.9 million at December 31, 2024 and $21.8 million at December 31, 2023.

Year-end securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, were as follows:

December 31, 2024
(Dollars in thousands)	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury Securities	$-	$-	$1,493	$(7)	$1,493	$(7)
U.S. Government agencies	-	-	29,551	(5,363)	29,551	(5,363)
MBS/CMO	-	-	130,128	(25,757)	130,128	(25,757)
Corporate bonds	-	-	17,591	(191)	17,591	(191)
Municipal bonds	2,284	(19)	78,648	(21,667)	80,932	(21,686)
	$2,284	$(19)	$257,411	$(52,985)	$259,695	$(53,004)

December 31, 2023
(Dollars in thousands)	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury Securities	$-	$-	$52,298	$(615)	$52,298	$(615)
U.S. Government agencies	10,090	(20)	29,490	(5,530)	39,580	(5,550)
MBS/CMO	-	-	150,045	(24,947)	150,045	(24,947)
Corporate bonds	-	-	19,129	(552)	19,129	(552)
Municipal bonds	-	-	82,140	(19,263)	82,140	(19,263)
	$10,090	$(20)	$333,102	$(50,907)	$343,192	$(50,927)

As of December 31, 2024, there were $259.7 million, or 271 issues, of individual securities in a loss position. These securities had an unrealized loss of $53.0 million and consisted of 1 Treasury security, 19 Agency securities, 115 mortgage-backed/CMOs, 127 municipal bonds, and 9 corporate securities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes an AFS security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2024, there was no ACL related to the AFS securities portfolio.

The amortized cost and fair value of AFS debt securities at December 31, 2024 are presented below based upon contractual maturities, by major investment categories. Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

(Dollars in thousands)	Amortized Cost	Fair Value
U.S. Treasury securities
One year or less	$1,500	$1,493
After one year to five years	-	-
	$1,500	$1,493
U.S. Government agencies
One year or less	$-	$-
After one to five years	12,218	10,826
After five years to ten years	18,780	15,863
Ten years or more	4,000	2,946
	$34,998	$29,635
MBS/CMO
One year or less	$-	$-
After one year to five years	5,212	4,954
After five years to ten years	1,965	1,815
Ten years or more	151,377	126,042
	$158,554	$132,811
Corporate bonds
One year or less	$9,992	$9,931
After one year to five years	7,790	7,660
	$17,782	$17,591
Municipal bonds
One year or less	$610	$608
After one year to five years	4,801	4,661
After five years to ten years	23,280	21,031
Ten years or more	75,002	55,707
	$103,693	$82,007

Total Debt Securities Available for Sale	$316,527	$263,537

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Loans

On January 1, 2023, the Company adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans receivable. For further information and discussion regarding the Company's adoption of ASC and CECL, see Note 2 - Adoption of New Accounting Standards. All loan information presented as of December 31, 2024 and December 31, 2023 is in accordance with ASC 326.

The composition of the loan portfolio by major loan classification appears below. Note that all loan balances are presented net of credit and other fair value discounts, when applicable. The Company has elected to exclude accrued interest receivable, totaling $4.9 million and $4.3 million as of December 31, 2024 and December 31, 2023, respectively, from the amortized cost basis of loans.

(Dollars in thousands)	December 31,	December 31,
	2024	2023
Commercial	$257,671	$152,517
Real estate construction and land	36,977	33,682
1-4 family residential mortgages	313,610	317,558
Commercial mortgages	593,496	550,867
Consumer	34,215	38,041
Total loans	$1,235,969	$1,092,665
Less: Allowance for credit losses	(8,455)	(8,395)
Net loans	$1,227,514	$1,084,270

The balances in the table above include unamortized premiums and net deferred loan costs and fees. Unamortized premiums on loans purchased (excluding loans acquired during the Merger) were $10.3 million and $4.6 million as of December 31, 2024 and December 31, 2023, respectively, increasing primarily due to the increased volume of purchases of government-guaranteed loans in 2024. Net deferred loan fees totaled $3.1 million and $2.5 million as of December 31, 2024 and December 31, 2023, respectively.

Commercial loans reported above include (i) organic loans originated by the Bank’s commercial lenders, (ii) the government guaranteed portion of loans which the Company purchased that are 100% guaranteed by either the United States Department of Agriculture (USDA) or the SBA, and (iii) PPP loans through the SBA. The government guaranteed loans are typically purchased at a premium. In the event of early prepayment, the Bank may need to write off any unamortized premium. As of December 31, 2024 and December 31, 2023, the portfolio of government guaranteed loans, included in the commercial loan balance in the table above, was $218.3 million and $109.7 million, respectively.

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

In addition, residential mortgages include packages of 1-4 family residential mortgages that have been purchased, with each purchased loan individually underwritten by the Company prior to the closing of the sale. The balance in these purchased loan packages totaled approximately $5.7 million and $7.8 million as of December 31, 2024 and December 31, 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commercial mortgages are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.

Consumer loans are generally small loans spread across many borrowers and are underwritten after determining the ability of the consumer borrower to repay their obligations as agreed. Consumer loans may be secured or unsecured and are comprised of revolving lines, installment loans and other consumer loans. Included in consumer loans are private student loan packages that were purchased beginning in 2015. As of December 31, 2024, the balance in these purchased student loan packages totaled approximately $16.2 million compared to $20.1 million at December 31, 2023. Deposit account overdrafts are included in the consumer loan balances and totaled $36 thousand and $252 thousand at December 31, 2024 and December 31, 2023, respectively.

Acquired loans - Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting. The table above includes a net fair value mark of $4.4 million and $6.2 million on the purchased impaired loans and $2.4 million and $3.2 million on the purchased performing loans as of December 31, 2024 and December 31, 2023, respectively, on the Acquired Loans.

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

Concentrations of credit - Most of the Company’s lending activity occurs within the Commonwealth of Virginia, predominantly in the Company’s primary markets and surrounding areas. The majority of the Company’s loan portfolio consists of commercial real estate loans. The Company manages this risk by using specific underwriting policies and procedures for these types of loans and by avoiding excessive concentrations to any one business or industry. Of the $593.5 million of commercial mortgages held on the balance sheet as of December 31, 2024, $309.8 million consists of non-owner occupied commercial real estate, $107.2 million of multifamily, and $176.5 million of owner occupied CRE. No CRE loans were over 90 days past due or on non-accrual as of December 31, 2024.

Related party loans - In the ordinary course of business, the Company has granted loans to certain directors, principal officers and their affiliates (collectively referred to as “related party loans”). Activity in related party loans during 2024 and 2023 is presented in the following table.

(Dollars in thousands)	2024	2023
Balance outstanding at beginning of year	$13,015	$15,533
Principal additions	2	132
Principal reductions	(4,140)	(2,650)
Balance outstanding at end of year	$8,877	$13,015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table shows the aging of the Company's loan portfolio, by class, at December 31, 2024 and December 31, 2023:

(dollars in thousands)	30-59 Days	60-89 Days	90 Days or More Past Due and Still Accruing	Nonaccrual Loans	Current	Total Loans
December 31, 2024
Commercial	$9,173	$354	$705	$-	$247,439	$257,671
Real estate construction and land	-	-	-	-	36,977	36,977
1-4 family residential mortgages	1,131	317	-	2,267	309,895	313,610
Commercial mortgages	-	-	-	-	593,496	593,496
Consumer loans	66	90	49	-	34,010	34,215
Total Loans	$10,370	$761	$754	$2,267	$1,221,817	$1,235,969

December 31, 2023
Commercial	$378	$369	$782	$-	$150,988	$152,517
Real estate construction and land	70	37	-	-	33,575	33,682
1-4 family residential mortgages	1,834	860	-	1,438	313,426	317,558
Commercial mortgages	6,304	-	-	414	544,149	550,867
Consumer loans	225	141	97	-	37,578	38,041
Total Loans	$8,811	$1,407	$879	$1,852	$1,079,716	$1,092,665

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables shows the Company's amortized cost basis of loans on nonaccrual status as of December 31, 2024 and December 31, 2023. All nonaccrual loans are evaluated for an ACL on an individual basis. Only one nonaccrual loan required an ACL as of December 31, 2024 and December 31, 2023, in the amount of $28 thousand and $4 thousand, respectively, due to collateral value shortfall.

December 31, 2024
(Dollars in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial	$-	$-	$-
Real estate construction and land	-	-	-
1-4 family residential mortgages	1,887	380	2,267
Commercial mortgages	-	-	-
Consumer	-	-	-
Total Loans	$1,887	$380	$2,267

	December 31, 2023
(Dollars in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial	$-	$-	$-
Real estate construction and land	-	-	-
1-4 family residential mortgages	1,383	55	1,438
Commercial mortgages	414	-	414
Consumer	-	-	-
Total Loans	$1,797	$55	$1,852

From time-to-time, the Company modifies loans to borrowers who are experiencing financial difficulties by providing term extensions, interest rate reductions or other-than-insignificant payment delays. As the effect of most modifications is already included in the ACL due to the measurement methodologies used in its estimate, the ACL is typically not adjusted upon modification. During the twelve months ended December 31, 2024 and 2023, no loans were modified for borrowers experiencing financial difficulties.

The Company closely monitors the performance of all modified loans to understand the effectiveness of its modification efforts. Upon determination, if applicable, that all or a portion of a modified loan is uncollectible, that amount is charged against the ACL. There were no payment defaults during the twelve months ended December 31, 2024 of modified loans that were modified during the previous twelve months and all are current as of December 31, 2024.

There were no loans secured by 1-4 family residential property that were in the process of foreclosure at either December 31, 2024 or December 31, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The outstanding principal balance of loans acquired in business combinations as of December 31, 2024 and December 31, 2023 are as follows:

(Dollars in thousands)	December 31, 2024
	Acquired Loans - Purchased Credit Deteriorated	Acquired Loans - Purchased Performing	Acquired Loans - Total
Outstanding principal balance	$25,598	$228,376	$253,974
Carrying amount:
Commercial	$14	$3,915	$3,929
Real estate construction and land	564	1,605	2,169
1-4 family residential mortgages	9,380	128,386	137,766
Commercial mortgages	11,199	91,826	103,025
Consumer	23	277	300
Total acquired loans	$21,180	$226,009	$247,189

(Dollars in thousands)	December 31, 2023
	Acquired Loans - Purchased Credit Impaired	Acquired Loans - Purchased Performing	Acquired Loans - Total
Outstanding principal balance	$29,206	$267,717	$296,923
Carrying amount:
Commercial	$62	$9,242	$9,304
Real estate construction and land	662	1,727	2,389
1-4 family residential mortgages	10,046	143,323	153,369
Commercial mortgages	12,251	109,500	121,751
Consumer	33	678	711
Total acquired loans	$23,054	$264,470	$287,524

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Allowance for Credit Losses

On January 1, 2023, the Company adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost. For further information and discussion regarding the Company's adoption of CECL, see Note 2 - Adoption of New Accounting Standards. All ACL information presented as of December 31, 2024 and December 31, 2023 is in accordance with ASC 326.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Management has elected to perform an individual evaluation on all loans in nonaccrual status. As of December 31, 2024, after reviewing each loan in nonaccrual status, a specific reserve of $28 thousand was established. As of December 31, 2023, after reviewing each loan on nonaccrual status, a specific reserve of $4 thousand was established.

The primary driver in the increase in reserves from adoption date of January 1, 2023 to December 31, 2024 is due to the increase in organic loan growth during the period, offset by net recoveries due to successful collection efforts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables shows the ACL activity by loan portfolio for the twelve months ended December 31, 2024 and December 31, 2023:

(Dollars in thousands)	Commercial Loans	Real Estate Construction and Land	1-4 Family Residential Mortgages	Commercial Mortgages	Consumer Loans	Total

Balance as of December 31, 2022	$194	$221	$1,618	$2,820	$699	$5,552
Impact of ASC 326 adoption	(11)	440	14	1,577	471	$2,491
Charge-offs	-	-	-	-	(721)	$(721)
Recoveries	168	-	10	42	157	$377
Provision for (recovery of) credit losses	(158)	(199)	(150)	822	381	$696
Balance as of December 31, 2023	$193	$462	$1,492	$5,261	$987	$8,395

Balance as of December 31, 2023	$193	$462	$1,492	$5,261	$987	$8,395
Charge-offs	(288)	-	-	-	(471)	(759)
Recoveries	723	-	11	573	230	1,537
Provision for (recovery of) credit losses	132	275	1,048	(2,301)	128	(718)
Balance as of December 31, 2024	$760	$737	$2,551	$3,533	$874	$8,455

The following table presents a breakdown of the provision for credit losses for the periods indicated:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Provision for (recovery of) credit losses	$(718)	$696
Provision for unfunded commitments	118	38
Total	$(600)	$734

The following table presents the Company's amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to those loans as of December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023
(Dollars in thousands)	Real Estate Secured Loans	ACL - Loans	Real Estate Secured Loans	ACL - Loans
Commercial real estate - non owner occupied	$-	$-	$414	$-
1-4 family residential mortgages	2,267	28	1,438	4
Total	$2,267	$28	$1,852	$4

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company's recorded investment in loans by credit quality indicators by year of origination as of December 31, 2024. Current period gross write-off amounts represent write-offs for twelve months ended December 31, 2024:

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Loans Converted to Term	Total
Commercial
Pass	$102,378	$99,341	$11,116	$1,770	$2,818	$23,171	$15,821	$3	$256,418
Watch	41	74	154	57	104	28	-	-	458
Special Mention	-	-	-	-	-	-	-	6	6
Substandard	-	5	294	-	20	132	7	331	789
Total commercial	$102,419	$99,420	$11,564	$1,827	$2,942	$23,331	$15,828	$340	$257,671
Current period gross write-off	$-	$14	$38	$-	$103	$133	$-	$-	$288

Real estate construction and land
Pass	$6,613	$14,844	$2,445	$2,364	$1,615	$1,476	$-	$-	$29,357
Watch	-	1,057	-	159	-	-	-	-	1,216
Special Mention	-	-	-	-	-	243	-	-	243
Substandard	-	-	6,121	-	-	40	-	-	6,161
Total real estate construction and land	$6,613	$15,901	$8,566	$2,523	$1,615	$1,759	$-	$-	$36,977
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-

1-4 family residential mortgages
Pass	$21,285	$16,942	$11,889	$51,277	$71,422	$97,356	$17,555	$563	$288,289
Watch	-	4,787	501	2,417	247	1,706	767	654	11,079
Special Mention	199	1,000	1,057	918	-	5,291	92	-	8,557
Substandard	-	-	1,434	54	1,292	2,293	397	215	5,685
Total 1-4 family residential mortgage	$21,484	$22,729	$14,881	$54,666	$72,961	$106,646	$18,811	$1,432	$313,610
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial mortgages
Pass	$98,264	$106,442	$37,153	$39,435	$80,542	$197,875	$1,215	$572	$561,498
Watch	-	1,776	-	-	11,385	4,594	-	-	17,755
Special Mention	82	-	1,511	1,406	1,506	7,701	-	-	12,206
Substandard	-	-	-	1,750	287	-	-	-	2,037
Total commercial mortgages	$98,346	$108,218	$38,664	$42,591	$93,720	$210,170	$1,215	$572	$593,496
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass	$698	$1,104	$67	$243	$134	$16,603	$15,135	$3	$33,987
Watch	-	-	-	23	-	59	-	-	82
Special Mention	-	-	-	-	-	89	-	-	89
Substandard	7	1	-	-	-	49	-	-	57
Total consumer	$705	$1,105	$67	$266	$134	$16,800	$15,135	$3	$34,215
Current period gross write-off	$-	$-	$-	$-	$4	$466	$1	$-	$471

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company's recorded investment in loans by credit quality indicators by year of origination as of December 31, 2023. Current period gross write-off amounts represent write-offs for twelve months ended December 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Loans Converted to Term	Total
Commercial
Pass	$85,529	$12,344	$2,712	$4,989	$7,121	$16,873	$21,806	$112	$151,486
Watch	-	41	-	-	-	-	-	-	41
Special Mention	-	-	-	-	-	79	8	-	87
Substandard	-	97	1	135	53	212	50	355	903
Total commercial	$85,529	$12,482	$2,713	$5,124	$7,174	$17,164	$21,864	$467	$152,517
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real estate construction and land
Pass	$12,425	$11,748	$3,683	$1,717	$955	$1,293	$129	$-	$31,950
Watch	-	-	-	-	-	299	-	-	299
Special Mention	-	-	-	-	-	37	-	-	37
Substandard	1,351	-	-	-	-	45	-	-	1,396
Total real estate construction and land	$13,776	$11,748	$3,683	$1,717	$955	$1,674	$129	$-	$33,682
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-

1-4 family residential mortgages
Pass	$19,482	$14,712	$54,066	$74,539	$24,999	$85,836	$20,571	$524	$294,729
Watch	-	1,621	1,874	602	-	7,149	1,166	-	12,412
Special Mention	-	1,089	1,458	1,958	270	1,591	78	138	6,582
Substandard	-	-	55	1,194	97	2,094	395	-	3,835
Total 1-4 family residential mortgage	$19,482	$17,422	$57,453	$78,293	$25,366	$96,670	$22,210	$662	$317,558
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial mortgages
Pass	$112,093	$41,433	$46,315	$101,205	$45,809	$171,184	$1,502	$76	$519,617
Watch	-	-	1,196	166	165	14,188	-	-	15,715
Special Mention	-	-	391	278	-	4,130	-	-	4,799
Substandard	150	-	1,824	3,032	-	5,730	-	-	10,736
Total commercial mortgages	$112,243	$41,433	$49,726	$104,681	$45,974	$195,232	$1,502	$76	$550,867
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass	$1,149	$193	$420	$273	$107	$20,836	$14,710		$37,688
Watch	-	-	7	-	9	190	-		206
Special Mention	-	-	-	-	-	132	1	5	138
Substandard	1	-	-	-	8	-	-		9
Total consumer	$1,150	$193	$427	$273	$124	$21,158	$14,711	$5	$38,041
Current period gross write-off	$-	$-	$19	$16	$28	$654	$4	$-	$721

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Premises and Equipment

Premises and equipment are summarized as follows:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Leasehold improvements	$15,166	$15,148
Building and land	13,526	13,511
Construction and fixed assets in progress	154	193
Furniture and equipment	8,770	8,231
Computer software	3,047	3,042
	$40,663	$40,125
Less: accumulated depreciation and amortization	25,280	23,930
	$15,383	$16,195

Depreciation and amortization on these premises and equipment totaled $1.5 million for each of the years ended December 31, 2024 and December 31, 2023.

Note 7 – Leases

At December 31, 2024, the Company had leased certain of its banking and operations offices, or the land on which such offices were built, under operating lease agreements on terms ranging from 1 to 20 years, most with renewal options. Each of the Company’s long-term lease agreements are classified as operating leases. Certain of these leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably assured of being exercised. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations. Refer to Note 14 – Related Party Transactions for information regarding leasing transactions with related parties.

The following tables present information about the Company’s leases:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Lease liability	$5,389	$6,504
Right-of-use asset	$5,551	$6,748
Weighted average remaining lease term	5.14 years	4.71 years
Weighted average discount rate	3.02%	2.28%

(Dollars in thousands)	2024	2023
Operating lease expense	$1,667	$1,740
Short-term lease expense	44	332
Total lease expense	$1,711	$2,072
Cash paid for amounts included in lease liabilities	$1,582	$1,542

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

(Dollars in thousands)	December 31, 2024
Twelve months ending December 31, 2025	$1,497
Twelve months ending December 31, 2026	1,159
Twelve months ending December 31, 2027	1,063
Twelve months ending December 31, 2028	917
Twelve months ending December 31, 2029	541
Thereafter	654
Total undiscounted cash flows	$5,831
Less: Discount	(442)
Lease liability	$5,389

Note 8 – Goodwill and Other Intangible Assets

The carrying amount of goodwill was $7.8 million at December 31, 2024 and December 31, 2023. There were no changes in the recorded balance of goodwill during the twelve months ended December 31, 2024.

The Company had $3.8 million and $5.1 million of other intangible assets as of December 31, 2024 and December 31, 2023, respectively, which were recognized in connection with the core deposits acquired from Fauquier in 2021.

The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets:

(Dollars in thousands)	December 31, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible	$9,660	$(5,868)	$9,660	$(4,567)

The Company recognized $1.3 million and $1.5 million during the years ending December 31, 2024 and 2023, respectively, in amortization expense from these identified intangible assets with a finite life. Estimated future amortization expense by year as of December 31, 2024 is as follows:

Core
Deposit
(Dollars in thousands)	Intangible
2025	1,110
2026	918
2027	726
2028	535
2029	503
Thereafter	-
Total	$3,792

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Deposits

At December 31, 2024, the scheduled maturities of time deposits are as follows:

(Dollars in thousands)
2025	$275,554
2026	28,966
2027	2,942
2028	756
2029	225
$308,443

The aggregate amount of time deposits with a minimum balance of $250 thousand was $102.1 million at December 31, 2024 and $106.6 million at December 31, 2023.

Included in the time deposits reported above are Certificate of Deposit Account Registry Service CDs, whereby depositors can obtain FDIC deposit insurance on account balances of up to $50 million. CDARSTM deposits totaled $4.9 million as of December 31, 2024 and $7.2 million as of December 31, 2023, all of which were reciprocal balances for the Bank’s customers. In May 2018, the EGRRCPA was enacted, which excluded reciprocal CDARS™ deposits for certain banks from brokered deposit treatment up to the lesser of $5 billion or 20% of a bank’s total liabilities. Therefore, the Company’s CDARS™ reciprocal deposits as of December 31, 2024 and December 31, 2023 were not treated as brokered deposits. The Company had no brokered deposits as of December 31, 2024 and $1.7 million of brokered deposits as of December 31, 2023.

The Company implemented an Insured Cash Sweep® product during 2018. At December 31, 2024, ICS® balances, included in demand deposit and money market account balances, were $44.5 million and $122.1 million, respectively. At December 31, 2023, ICS® balances, included in demand deposit and money market account balances, were $44.2 million and $107.3 million, respectively. Such balances were not treated as brokered deposits.

Deposit account overdrafts reported as loans totaled $36 thousand and $252 thousand at December 31, 2024 and December 31, 2023, respectively.

The Company has entered into deposit transactions with certain directors, principal officers and their affiliates (collectively referred to as “related party deposits”), all of which are under the same terms as other customers. The aggregate amount of these related party deposits was $4.9 million and $4.4 million as of December 31, 2024 and December 31, 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

Each FHLB credit program has its own interest rate, which may be fixed or variable, and carries a range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. The Company has pledged commercial real estate loans as collateral for FHLB borrowings. The Company had $20.0 million and $66.5 million in outstanding FHLB advances as of December 31, 2024 and December 31, 2023, respectively.

In addition to access to short-term borrowings from FHLB, the Company uses federal funds purchased for short-term borrowing needs. Available borrowing arrangements maintained by the Bank include formal federal funds lines with five major correspondent banks. As of December 31, 2024 and December 31, 2023, the balance on these lines was $236 thousand and $3.5 million, respectively.

The Company’s unused lines of credit for future borrowings total approximately $198.9 million at December 31, 2024, which consists of $80.1 million available from the FHLB and $118.7 million from third-party financial institutions. Additional loans and securities are available that can be pledged as collateral for future borrowings from the FRB or the FHLB above the current lendable collateral value.

Information related to borrowings as of December 31, 2024 and 2023 is as follows:

(Dollars in thousands)	2024	2023
Federal funds purchased	$236	$3,462
FHLB advances	$20,000	$66,500
Total borrowings	$20,236	$69,962

Maximum amount at any month-end during the year	$55,702	$80,808
Annual average balance outstanding	$36,600	$39,917
Annual average interest rate paid	4.70%	5.19%
Annual interest rate at end of period	4.82%	4.92%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Net deferred tax assets consist of the following components as of year-end:

(Dollars in thousands)	2024	2023
Deferred tax assets:
Allowance for credit or loan losses	$1,874	$1,836
Acquisition accounting	1,425	1,974
Fixed assets	971	853
Investments in pass-throughs	-	182
Nonaccrual loan interest	30	39
Stock option/grant expense	125	101
Home equity closing costs	93	84
Deferred compensation expense	-	3
Deferred loan fees	652	528
Securities available for sale unrealized loss	11,128	10,940
Total deferred tax assets	$16,298	$16,540
Deferred tax liabilities:
Goodwill and other intangible assets	721	967
Trust preferred	130	140
Right of use asset	34	51
Equity in earnings of subsidiaries	6	-
Total deferred tax liabilities	891	1,158
Net deferred tax assets	$15,407	$15,382

The provision for income taxes charged to operations for years ended December 31, 2024 and December 31, 2023 consists of the following:

(Dollars in thousands)	2024	2023
Current tax expense	$3,923	$3,537
Deferred tax expense	10	473
Provision for income taxes	$3,933	$4,010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2024 and December 31, 2023 due to the following:

(Dollars in thousands)	2024	2023
Federal statutory rate	21%	21%
Computed statutory tax expense	$4,389	$4,887
Increase (decrease) in tax resulting from:
Tax-exempt interest income	(38)	(145)
Tax-exempt income from BOLI	(243)	(370)
Stock option/stock grant expense	35	13
Investment in qualified housing projects	(141)	(405)
Other (income) expenses	(69)	30
Provision for income taxes	$3,933	$4,010

Note 12 – Commitments and Contingent Liabilities

In the normal course of business, there are various outstanding commitments and contingent liabilities, which are not reflected in the accompanying Consolidated Financial Statements. The Company does not anticipate any material loss as a result of these transactions.

The Bank is typically required to maintain cash reserve balances on hand or with the Federal Reserve Bank (FRB). At December 31, 2024 and December 31, 2023, there was no minimum reserve requirement as a result of a rule adopted by the FRB in March 2020 eliminating the reserve requirement.

Note 13 – Financial Instruments with Off-Balance Sheet Risk and Credit Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit, such as unfunded lines of credit and standby letters of credit. The Company also treats authorization limits for originating ACH transactions as commitments. In addition to the amounts shown below, the Company has extended commitment letters at December 31, 2024 in the amount of $13.6 million to various borrowers. At December 31, 2023, commitment letters totaled $13.0 million. Commitment letters are done in the normal course of business and typically expire after 120 days. All of these off-balance-sheet instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet, although material losses are not anticipated. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The totals for financial instruments whose contract amount represents credit risk are shown below:

	Notional Amount
(Dollars in thousands)	December 31, 2024	December 31, 2023
Unfunded lines-of-credit	$111,556	$129,711
ACH	19,386	17,861
Letters of credit	12,204	10,221
Total	$143,146	$157,793

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

The Company has approximately $2.0 million in deposits in other financial institutions in excess of amounts insured by the FDIC at December 31, 2024.

Note 14 – Related Party Transactions

From time-to-time, the Company and its subsidiaries have business dealings with companies owned by directors and beneficial shareholders of the Company. Payments made to these companies that exceeded the disclosure threshold of $120 thousand in 2024 are reported below.

In 2024 and 2023, leasing/rental expenditures of $562 thousand and $543 thousand respectively, (including reimbursements for taxes, insurance, and other expenses) were paid to an entity indirectly owned by a director of the Company.

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

The Bank’s capital ratios remained well above the levels designated by bank regulators as “well capitalized” at December 31, 2024 and 2023. There are no conditions or events since that management believes have changed the institution’s category.

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

The Bank calculates its regulatory capital under the Basel III regulatory capital framework. The table below summarizes the Bank’s regulatory capital and related ratios for the periods presented:

December 31, 2024					Minimum
(Dollars in thousands)					To Be Well Capitalized
			Minimum Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk Weighted Assets)
Bank	$200,817	18.60%	$86,385	8.00%	$107,981	10.00%

Common Equity Tier 1 Capital
(To Risk Weighted Assets)
Bank	$191,894	17.77%	$48,591	4.50%	$70,188	6.50%

Tier 1 Capital
(To Risk Weighted Assets)
Bank	$191,894	17.77%	$64,789	6.00%	$86,385	8.00%

Tier 1 Capital
(To Average Assets)
Bank	$191,894	11.55%	$66,461	4.00%	$83,076	5.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023					Minimum
(Dollars in thousands)					To Be Well Capitalized
			Minimum Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk Weighted Assets)
Bank	$190,992	18.12%	$84,306	8.00%	$105,383	10.00%

Common Equity Tier 1 Capital
(To Risk Weighted Assets)
Bank	$182,247	17.29%	$47,422	4.50%	$68,499	6.50%

Tier 1 Capital
(To Risk Weighted Assets)
Bank	$182,247	17.29%	$63,230	6.00%	$84,306	8.00%

Tier 1 Capital
(To Average Assets)
Bank	$182,247	11.05%	$65,994	4.00%	$82,492	5.00%

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

At December 31, 2024, the maximum amount of retained earnings available to the Bank for cash dividends to the Company was $40.4 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balances measured at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2024 Using:
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$1,493	$-	$1,493	$-
U.S. Government agencies	29,635	-	29,635	-
MBS/CMOs	132,811	-	132,811	-
Corporate bonds	17,591	-	17,591	-
Municipal bonds	82,007	-	82,007	-
Total securities available for sale	$263,537	$-	$263,537	$-

Total assets at fair value	$263,537	$-	$263,537	$-

		Fair Value Measurements at December 31, 2023 Using:
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$121,708	$-	$121,708	$-
U.S. Government agencies	39,581	-	39,581	-
MBS/CMOs	155,144	-	155,144	-
Corporate bonds	19,129	-	19,129	-
Municipal bonds	85,033	-	85,033	-
Total securities available for sale	$420,595	$-	$420,595	$-

Total assets at fair value	$420,595	$-	$420,595	$-

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the Consolidated Financial Statements:

Collateral Dependent Loans with an ACL

In accordance with ASC 326, the Company may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within its loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the ACL are determined by analyzing the borrower's ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower's industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. the Company reevaluates the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice.

The following table presents the Company's assets that were measured at fair value on a nonrecurring basis as of December 31, 2024 and December 31, 2023:

(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans	$461	$-	$-	$461

		Valuation	Unobservable	Discount
Description	Fair Value	Technique	Inputs	Rate
Assets:
Individually evaluated loans	$461	Market comparables	Discount applied to recent appraisal	20.0%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

		Fair Value Measurements at December 31, 2024 Using:
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$17,103	$17,103	$-	$-	$17,103
Available for sale securities	263,537	-	263,537	-	263,537
Restricted securities	6,193	-	6,193	-	6,193
Loans, net	1,227,514	-	-	1,183,182	1,183,182
Bank owned life insurance	40,059	-	40,059	-	40,059
Accrued interest receivable	6,426	-	1,509	4,917	6,426

Liabilities
Demand deposits and interest bearing transaction and money market accounts	$1,115,103	$-	$1,115,103	$-	$1,115,103
Certificates of deposit	308,443	-	308,856	-	318,768
Federal funds purchased	236	236	-	-	236
Borrowings	20,000	-	20,000	-	20,000
Junior subordinated debt	3,506	-	3,506	-	3,506
Accrued interest payable	1,837	-	1,837	-	1,837

		Fair Value Measurements at December 31, 2023 Using:
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$28,390	$28,390	$-	$-	$28,390
Available for sale securities	420,595	-	420,595	-	420,595
Restricted securities	8,385	-	8,385	-	8,385
Loans, net	1,084,270	-	-	1,029,359	1,029,359
Bank owned life insurance	38,904	-	38,904	-	38,904
Accrued interest receivable	6,179	-	1,916	4,263	6,179

Liabilities
Demand deposits and interest bearing transaction and money market accounts	$1,090,517	$-	$1,090,517	$-	$1,090,517
Certificates of deposit	318,581	-	318,768	-	318,768
Federal funds purchased	3,462	3,462	-	-	3,462
Borrowings	66,500	-	66,360	-	66,360
Junior subordinated debt	3,459	-	3,459	-	3,459
Accrued interest payable	2,143	-	2,143	-	2,143

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

The Company contributed $622 thousand and $657 thousand to the 401(k) plan in 2024 and 2023, respectively. These expenses represent the matching contribution by the Company.

The Company, as a result of the Merger, provides a post-retirement benefit for one retired employee. The liability associated with this benefit of $123 thousand as of December 31, 2024 is included in Accrued interest payable and other liabilities on the Consolidated Balance Sheet.

Note 19 – Stock Incentive Plans

At the Annual Shareholders Meeting on June 23, 2022, shareholders approved the Virginia National Bankshares Corporation 2022 Stock Incentive Plan. The 2022 Plan made available up to 150,000 shares of the Company’s common stock to be issued to plan participants. The 2014 Plan made available up to 275,625 shares of the Company’s common stock, as adjusted by prior issued stock dividends, to be issued to plan participants. The 2022 Plan and the 2014 Plan provide for granting of both incentive and nonqualified stock options, as well as restricted stock, unrestricted stock and other stock based awards. No new grants can be issued under the 2014 Plan as this plan has expired.

For the 2022 Plan, the option price for any stock options cannot be less that the fair value of the Company’s stock on the grant date. In addition, 95% of the common stock authorized for issuance must have a vesting or exercise schedule of at least one year. For the 2014 Plan, the option price of incentive stock options cannot be less than the fair value of the stock at the time an option is granted and nonqualified stock options may be granted at prices established by the Board of Directors, including prices less than the fair value on the date of grant. Outstanding stock options generally expire ten years from the grant date. Stock options generally vest by the fourth or fifth anniversary of the date of the grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the shares issued and available under each of the Plans is shown below as of December 31, 2024. Share data and exercise price range per share have been adjusted to reflect prior stock dividends. Although the 2014 Plan has expired and no new grants will be issued under this plan, there were shares issued before the plan expired which are still outstanding as shown below.

	2022 Plan	2014 Plan
Aggregate shares issuable	150,000	275,625
Options issued, net of forfeited and expired options	(53,700)	(172,506)
Unrestricted stock issued	-	(11,635)
Restricted stock grants issued	(44,212)	(83,653)
Cancelled due to Plan expiration	-	(7,831)
Remaining available for grant	52,088	-

Stock grants issued and outstanding:
Total vested and unvested shares	44,212	95,888
Fully vested shares	4,733	69,478

Option grants issued and outstanding:
Total vested and unvested shares	53,700	169,301
Fully vested shares	680	144,980

Exercise price range	$25.10 to $39.01	$23.75 to $42.62

The Company accounts for all of its stock incentive plans under recognition and measurement accounting principles which require that the compensation cost relating to stock-based payment transactions be recognized in the financial statements. Stock-based compensation arrangements for 2024 and prior years include stock options, unrestricted stock and restricted stock. All stock-based payments to employees are required to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period.

Stock Options

Changes in the stock options outstanding related to all of the Plans are summarized below.

	December 31, 2024
(Dollars in thousands except weighted average data)	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2024	174,201	$33.94	$664
Issued	50,300	30.78
Exercised	-	-
Forfeited	(1,500)	(35.35)
Expired	-	-
Outstanding at December 31, 2024	223,001	$33.22	$844
Options exercisable at December 31, 2024	145,660	$34.83

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2024 and 2023, the Company recognized $131 thousand and $142 thousand, respectively, in compensation expense for stock options. As of December 31, 2024, there was $395 thousand in unrecognized compensation expense for stock options remaining to be recognized in future reporting periods through 2029. The fair value of any option grant is estimated at the grant date using the Black-Scholes pricing model.

There were stock option grants of 50,300 shares and 11,800 shares issued during the years ended December 31, 2024 and December 31, 2023, respectively. The fair value on each option granted during the current year was estimated based on the assumptions noted in the following table:

For the year ended
December 31, 2024
Expected volatility[1]	27.70%
Expected dividends[2]	4.00%
Expected term (in years)[3]	6.3% - 6.5%
Risk-free rate[4]	4.45%

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

Summary information pertaining to options outstanding at December 31, 2024, as adjusted for Stock Dividends, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$23.75 to $30.00	101,300	6.8 Years	25.85	52,480	24.71
$30.01 to $40.00	64,220	6.9 Years	36.43	35,700	37.17
$40.01 to $42.62	57,481	3.4 years	42.62	57,480	42.62
Total	223,001	6.0 Years	$33.22	145,660	$34.83

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Grants

Restricted stock grants – During 2024, 25,280 shares of restricted stock were granted to employees and non-employee directors, vesting over a four-year or five-year period. During 2023, 27,332 shares of restricted stock were granted. In 2024 and 2023, restricted stock grants resulted in an associated expense of $782 thousand and $585 thousand, respectively. As of December 31, 2024, there was $1.7 million in unrecognized compensation expense for restricted stock grants remaining to be recognized in future reporting periods through 2028.

	December 31, 2024
(Dollars in thousands except weighted average data)	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2024	62,721	$32.56	$2,396
Issued	25,280	30.05	966
Vested	(22,112)	(31.47)	(845)
Forfeited	-	-	-
Nonvested at December 31, 2024	65,889	$31.96	$2,517

The weighted average period over which nonvested restricted stock grants are expected to be recognized is 1.4 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Net Income per Share

The table below shows the weighted average number of shares used in computing net income per common share and the effect on the weighted average number of shares of potential dilutive common stock for the years ended December 31, 2024 and 2023. Potential dilutive common stock equivalents have no effect on net income available to the Company’s shareholders. Diluted net income per share is computed based on the weighted average number of shares of common stock equivalents outstanding, to the extent dilutive. The Company’s common stock equivalents relate to outstanding common stock options.

Nonvested restricted stock is included in the calculation of basic and diluted net income per share. The weighted average shares below as of December 31, 2024 and December 31, 2023 include 65,889 and 62,721 shares, respectively, of such restricted stock that have not yet vested. The recipients of nonvested restricted shares have full voting and dividend rights.

(Dollars in thousands)	Net Income	Weighted Average Shares	Per Share Amount
December 31, 2024
Basic net income per share	$16,966	5,371,439	$3.16
Effect of dilutive stock options	-	20,675	(0.01)
Diluted net income per share	$16,966	5,392,114	$3.15

December 31, 2023
Basic net income per share	$19,263	5,357,085	$3.60
Effect of dilutive stock options	-	16,167	(0.02)
Diluted net income per share	$19,263	5,373,252	$3.58

In 2024 and 2023, stock options representing 121,701 and 109,201 average shares, respectively, were not included in the calculation of net income per share, as their effect would have been antidilutive.

Note 21 - Junior Subordinated Debt

On September 21, 2006, Fauquier’s wholly owned Connecticut statutory business trust, Fauquier Statutory Trust II, privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Fauquier’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. Historically, the interest rate on the capital security reset every three months at 1.70% above the then current three-month CME Term SOFR plus a spread adjustment of 0.26% and was paid quarterly.

Total capital securities at December 31, 2024 and 2023 were $3.5 million, as adjusted to fair value as of the date of the Merger. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 - Other Comprehensive Income (Loss)

The following table presents the changes in each component of accumulated other comprehensive income (loss) as of December 31, 2024 and December 31, 2023:

(Dollars in thousands)	AFS Securities	Total
Accumulated other comprehensive loss at December 31, 2023	$(40,044)	$(40,044)

Other comprehensive loss arising during the period	(2,304)	(2,304)
Related income tax effects	483	483
	(1,821)	(1,821)

Reclassification into net income	4	4
Related income tax effects	(1)	(1)
	3	3

Accumulated other comprehensive loss at December 31, 2024	$(41,862)	$(41,862)

	AFS Securities	Interest Rate Swap	Total
Accumulated other comprehensive income (loss) at December 31, 2022	$(49,024)	$400	$(48,624)

Other comprehensive gains (losses) arising during the period	11,160	(46)	11,114
Related income tax effects	(2,343)	9	(2,334)
	8,817	(37)	8,780

Reclassification into net income	206	(460)	(254)
Related income tax effects	(43)	97	54
	163	(363)	(200)

Accumulated other comprehensive loss at December 31, 2023	$(40,044)	$-	$(40,044)

Note 23 - Derivative Instruments and Hedging Activities

From time to time, the Company uses derivative financial instruments primarily to manage risks to the Company associated with changing interest rates, and to assist customers with their risk management objectives. The Company designates certain interest rate swaps as hedging instruments in qualifying cash flow hedges. The changes in fair value of these designated hedging instruments is reported as a component of other comprehensive income. Customer accommodation loan swaps are derivative contracts that are not designated in a qualifying hedging relationship.

Cash flow hedges. The Company designates interest rate swaps as cash flow hedges when they are used to manage exposure to variability in cash flows on variable rate borrowings such as the Company’s junior subordinated debt. These interest rate swaps are derivative financial instruments that manage the risk of variability in cash flows by exchanging variable-rate interest payments on a notional amount of the Company’s borrowings for fixed-rate interest payments. Interest rate swaps designated as cash flow

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

hedges are expected to be highly effective in offsetting the effect of changes in interest rates on the amount of variable-rate interest payments, and the Company assesses the effectiveness of each hedging relationship quarterly. If the Company determines that a cash flow hedge is no longer highly effective, future changes in the fair value of the hedging instrument would be reported in earnings. As of December 31, 2022, the Company had a designated cash flow hedge to manage its exposure to variability in cash flows on certain variable rate borrowings through 2036. In anticipation of terminating the borrowing position, such hedge position was liquidated in the first quarter of 2023 for a gain of $479 thousand. There were no hedges in place as of December 31, 2024.

Unrealized gains or losses recorded in other comprehensive income (loss) related to cash flow hedges are reclassified into earnings in the same period(s) during which the hedged interest payments affect earnings. When a designated hedging instrument is terminated and the hedged interest payments remain probable of occurring, any remaining unrecognized gain or loss in other comprehensive income is reclassified into earnings in the period(s) during which the forecasted interest payments affect earnings. Amounts reclassified into earnings and interest receivable or payable under designated interest rate swaps are reported in interest expense. The Company does not expect any unrealized losses related to cash flow hedges to be reclassified into earnings in the next twelve months since there are currently no open hedge positions.

Loan swap agreements. Note that the Company offers loan swap agreements to commercial loan customers who are eligible contract participants as expanded under the Dodd-Frank Act, whereby a contracted third party accepts the interest rate risk as part of a separate agreement with the customer. For these arrangements, the Company underwrites the credit risk, books a floating rate loan and does not carry the derivative on its Consolidated Balance Sheets. There were no loan swap agreements in place as of December 31, 2024 or 2023.

Note 24 – Segment Reporting

Virginia National Bankshares Corporation has three reportable segments. Each reportable segment is a strategic business unit that offers different products and services. They are managed separately, because each segment appeals to different markets and, accordingly, require different technology and marketing strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies provided earlier in this report.

The reportable segments are:

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
•
Masonry Capital - Masonry Capital offers investment management services for separately managed accounts and a private investment fund employing a value-based, catalyst-driven investment strategy. Revenue for this segment is generated from management fees which are derived from Assets Under Management and incentive income which is based on the investment returns generated on performance-based Assets Under Management. Note that the membership interests in this business line were sold to an officer of the Company effective April 1, 2024. Subsequent to the date of sale, the Company will receive an annual revenue-share amount for a period of six years. No expenses will be incurred by the Company related to Masonry Capital subsequent to April 1, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's chief operating decision makers are the President/Chief Executive Officer and the Chief Financial Officer. The CODMs use income, operating expenses and net income to evaluate income generated from segment assets, including AUMs, in deciding whether to reinvest profits into the segments or into other parts of the Company, such as for acquisitions or to pay dividends. Net income is used to monitor budget versus actual results. The CODMs also use income, operating expenses and net income in competitive analysis by benchmarking to the Company's competitors. The competitive analysis along with monitoring of budgeted versus actual results are used in assessing performance of the segments and determining if a segment should be continued or sold.

Segment information for the years ended December 31, 2024 and 2023 is shown in the following tables. Note that asset information is not reported below, as the assets of VNB Trust & Estate Services are reported at the Bank level; also, assets specifically allocated to the lines of business other than the Bank are insignificant and are no longer provided to the CODM.

2024 (Dollars in thousands)	Bank	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$46,376	$-	$-	$46,376
Recovery of credit losses	(600)	-	-	(600)
Net interest income after recovery of credit losses	$46,976	$-	$-	$46,976

Noninterest income:
Wealth management fees	-	961	191	1,152
Deposit account fees	1,363	-	-	1,363
Debit/credit card and ATM fees	1,914	-	-	1,914
Bank owned life insurance income	1,155	-	-	1,155
Gains (losses) on sale of assets, net	36	-	-	36
Gains on early redemption of debt	904	-	-	904
Losses on sales of AFS, net	(4)	-	-	(4)
Other	1,001	68	-	1,069
Total noninterest income	$6,369	$1,029	$191	$7,589

Noninterest expense:
Salaries and employee benefits	14,847	949	137	15,933
Net occupancy	3,525	130	7	3,662
Equipment	702	17	1	720
Bank franchise tax	1,452	-	-	1,452
Computer software	917	-	-	917
Data processing	2,530	112	5	2,647
FDIC deposit insurance assessment	700	-	-	700
Marketing, advertising and promotion	727	2	1	730
Professional fees	728	139	27	894
Core deposit intangible amortization	1,301	-	-	1,301
Other	4,665	28	17	4,710
Total noninterest expense	$32,094	$1,377	$195	$33,666

Income before income taxes	21,251	(348)	(4)	20,899
Provision for (benefit of) income taxes	4,008	(73)	(2)	3,933
Net income (loss)	$17,243	$(275)	$(2)	$16,966

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2023 (Dollars in thousands)	Bank	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$48,969	$-	$-	$48,969
Provision for credit losses	734	-	-	734
Net interest income after provision for credit losses	$48,235	$-	$-	$48,235

Noninterest income:
Wealth management fees	-	969	1,007	1,976
Deposit account fees	1,593	-	-	1,593
Debit/credit card and ATM fees	2,268	-	-	2,268
Bank owned life insurance income	1,764	-	-	1,764
Gains on sale of assets, net	112	-	-	112
Gain termination of interest rate swap	460	-	-	460
Losses on sales of AFS, net	(206)	-	-	(206)
Other	1,073	61	-	1,134
Total noninterest income	$7,064	$1,030	$1,007	$9,101

Noninterest expense:
Salaries and employee benefits	14,369	940	591	15,900
Net occupancy	3,856	131	30	4,017
Equipment	745	14	3	762
Bank franchise tax	1,220	-	-	1,220
Computer software	778	-	-	778
Data processing	2,554	206	39	2,799
FDIC deposit insurance assessment	710	-	-	710
Marketing, advertising and promotion	1,095	-	3	1,098
Professional fees	488	94	92	674
Core deposit intangible amortization	1,493	-	-	1,493
Other	4,514	33	65	4,612
Total noninterest expense	$31,822	$1,418	$823	$34,063

Income before income taxes	23,477	(388)	184	23,273
Provision for (benefit of) income taxes	4,052	(81)	39	4,010
Net income (loss)	$19,425	$(307)	$145	$19,263

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25 – Condensed Parent Company Financial Statements

Condensed financial statements pertaining only to the Parent Company are presented below. The investment in subsidiary is accounted for using the equity method of accounting.

Cash dividend payments authorized by the Bank’s Board of Directors were paid to the Parent Company in 2024 and 2023, totaling $9.5 million and $6.0 million, respectively.

The payment of dividends by the Bank is restricted by various regulatory limitations. Banking regulations also prohibit extensions of credit to the parent company unless appropriately secured by assets. For more detail on dividends, see Note 16 – Dividend Restrictions.

Condensed Parent Company Only

BALANCE SHEETS
(Dollars in thousands)	December 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$989	$251
Investment securities	63	63
Investments in subsidiaries	161,592	155,409
Other assets	1,235	803
Total assets	$163,879	$156,526

LIABILITIES & SHAREHOLDERS' EQUITY
Junior subordinated debt	$3,506	$3,459
Other liabilities	71	27
Stockholders' equity	160,302	153,040
Total liabilities and stockholders' equity	$163,879	$156,526

STATEMENTS OF INCOME
(Dollars in thousands)	For the years ended
	December 31, 2024	December 31, 2023

Dividends from subsidiary	$9,500	$6,000
Net interest expense	(346)	(309)
Noninterest income	8	463
Noninterest expense	1,762	1,375
Income before income taxes	$7,400	$4,779
Income tax (benefit)	(414)	(233)
Income before equity in undistributed earnings of subsidiaries	$7,814	$5,012
Equity in undistributed earnings of subsidiaries	9,152	14,251
Net income	$16,966	$19,263

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Parent Company Only (Continued)

STATEMENTS OF CASH FLOWS
(Dollars in thousands)	For the years ended
	December 31, 2024	December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,966	$19,263
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(9,152)	(14,251)
Net accretion of certain acquisition-related adjustments	47	46
Deferred tax expense (benefit)		(275)
Stock option & restricted stock grant expense	912	727
Shares repurchased	(559)	-
(Increase) decrease in other assets	(432)	138
Increase (decrease) in other liabilities	44	(23)
Net cash provided by operating activities	$7,826	$5,625

CASH FLOWS FROM FINANCING ACTIVITIES
Gain on termination of swap	-	460
Liquidation of swap collateral	-	(585)
Proceeds from stock options exercised	-	18
Dividends paid	(7,087)	(7,074)
Net cash used in financing activities	$(7,087)	$(7,181)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	739	(1,556)

CASH AND CASH EQUIVALENTS
Beginning of period	251	1,807
End of period	$990	$251

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 26 – Investment in Affordable Housing Projects

The Company acquired as a result of the Merger certain limited partnership investments in affordable housing projects located in the Commonwealth of Virginia. These partnerships exist to develop and preserve affordable housing for low income families through residential rental property projects. The Company exerts no control over the operating or financial policies of the partnerships. Return on these investments is through receipt of tax credits and other tax benefits which are subject to recapture by taxing authorities based on compliance features at the project level. The investments are due to expire by 2036. There are currently no unfunded capital commitments.

The Company has historically accounted for the affordable housing investments using the equity method and had recorded $2.4 million in other assets on the Consolidated Balance Sheet as of December 31, 2023. The related federal tax credits for the year ended December 31, 2023 were $405 thousand and were included in income tax expense in the Consolidated Statement of Income. There were $151 thousand in flow-through losses recognized by the Company during the year ended December 31, 2023 that were included as a reduction of noninterest income.

Effective January 1, 2024, the Company adopted the proportional amortization method of accounting for all qualifying equity investments within the LIHTC program. Under a modified retrospective transition, a reporting entity evaluates all investments for which it still expects to receive income tax credits or other income tax benefits as of the beginning of the period of adoption. The assessment of whether the investment qualifies for the proportional amortization method is performed as of the date the investment was entered into. A cumulative-effect adjustment reflecting the difference between the previous method used to account for the tax equity investment and the application of the proportional amortization method since the investment was entered into is recognized in the opening balance of retained earnings as of the beginning of the period of adoption, which amounted to a $1.1 million reduction in retained earnings, as reflected on the Consolidated Statement of Changes in Shareholders' Equity. As of December 31, 2024, the Company had recorded $2.2 million in LIHTC equity investments recorded as a component of accrued interest and other assets on the Consolidated Balance Sheets. The Company records income tax credits and other income tax benefits received from its LIHTC investments as a component of the provision for income taxes on the Consolidated Statements of Income and as a component of operating activities on the Consolidated Statements of Cash Flows. Investments accounted for using the proportional amortization method are amortized and recorded as a component of the income tax provision on the Consolidated Statements of Income.

Note 27 - Sale of Masonry Capital Management, LLC

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

Note 28 - Share Repurchase Plan

During the second quarter of 2023, the Board of Directors approved a share repurchase plan of up to 5% of outstanding common stock. Repurchases may be made through open market purchases or in privately negotiated transactions. The actual timing, number, and value of shares repurchased under the plan will be determined by a committee of the Board.

During 2024, a total of 20,350 shares have been repurchased at an average price of $27.42.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. This assessment was based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) on May 14, 2013. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting. There were no changes in the internal control over financial reporting that occurred during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting. This annual report does not include an attestation report of the Company's independent registered public accounting firm, Yount, Hyde & Barbour, P.C., (U.S. PCAOB Auditor Firm I.D.: 613), regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management's report in this annual report.

Item 9B. OTHER INFORMATION.

Trading Arrangements - During the three months ended December 31, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Resignation of Executive Officer – Because we are filing this Annual Report on Form 10-K within four business days after the triggering event, we are making the following disclosure under this Item 9B instead of filing a Current Report on Form 8-K under Item 5.02, Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On March 26, 2025, the Company and Donna G. Shewmake, the Company’s General Counsel and a named executive officer, entered into a Transition Agreement and Release (the “Transition Agreement”) whereby, at Ms. Shewmake’s request, she will no longer be an executive officer and General Counsel of the Company effective immediately. Under the Transition Agreement, Ms. Shewmake will remain with the Company as Senior Legal Counsel until December 31, 2025, which is her planned retirement date. Pursuant to the Transition Agreement, Ms. Shewmake will continue to receive her base salary and benefit opportunities as in effect as of March 26, 2025 through December 31, 2025. The Company and Ms. Shewmake have agreed that the Transition Agreement supersedes any prior agreements between the Company and Ms. Shewmake, including her prior management continuity agreement.

The description of the terms of the Transition Agreement above is not intended to be complete and is qualified in its entirety by reference to the full text of the Transition Agreement, a copy of which is filed as Exhibit 10.4 to this Form 10-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Information is incorporated by reference to the information that appears under the headings “Proposal 1 – Election of Directors,” “Related Person Transactions and Other Information,” “Executive Compensation – Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Information about the Board of Directors and Board Committees” contained in the Company’s Definitive Proxy Statement to be used in connection with the Company’s 2025 Annual Meeting of Shareholders (“Definitive Proxy Statement”).

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

The following table summarizes information, as of December 31, 2024, relating to the Company’s Stock Incentive Plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	223,001	$33.22	52,088
Total	223,001	$33.22	52,088

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

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are files as part of this report:

(a)(1) Financial Statements

The following Consolidated Financial Statements and reports of independent registered public accountants of the Company are in Part II, Item 8. Financial Statements and Supplementary Data:

(i)
Consolidated Balance Sheets – December 31, 2024 and December 31, 2023
(ii)
Consolidated Statements of Income – Years ended December 31, 2024 and December 31, 2023
(iii)
Consolidated Statements of Comprehensive Income – Years ended December 31, 2024 and December 31, 2023
(iv)
Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2024 and December 31, 2023
(v)
Consolidated Statements of Cash Flows – Years ended December 31, 2024 and December 31, 2023
(vi)
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated statements or notes thereto.

(a)(3) Exhibit Index:

Item 16. Form 10-K Summary.

Not applicable

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

10.1†

Virginia National Bankshares Corporation 2014 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to Virginia National Bankshares Corporation’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 25, 2017).

10.2†

Virginia National Bankshares Corporation 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Virginia National Bankshares Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2023).

10.3†*

Form of Second Amended and Restated Management Continuity Agreement executed October 23, 2024 between Virginia National Bankshares Corporation and each of Glenn W. Rust, Virginia R. Bayes and Tara Y. Harrison.

10.4†*	Transition Agreement and Release between Donna Shewmake and the Company dated March 26, 2025.

19.1*	Insider Trading Policy

21.1	Subsidiaries of the Registrant (refer to Item 1. Business of this Form 10-K Report for a discussion of Virginia National Bankshares Corporation’s direct and indirect subsidiaries).

23.1	Consent of Yount, Hyde and Barbour, P.C.

31.1	302 Certification of Principal Executive Officer

31.2	302 Certification of Principal Financial Officer

32.1	906 Certification

97

Virginia National Bankshares Corporation Clawback Policy (incorporated by reference to Exhibit 97 to Virginia National Bankshares Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2024).

101.0

Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline eXtensible Business Reporting Language (Inline XBRL), (i) the Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023, (ii) the Consolidated Statements of Income for the years ended December 31, 2024 and December 31, 2023, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2024 and December 31, 2023, (iv) the Consolidated Statements of Changes in

Shareholders’ Equity for years ended December 31, 2024 and December 31, 2023, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2024 and December 31, 2023, and (vi) the Notes to Consolidated Financial Statements (furnished herewith), tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101.0

* Filed herewith.

† Management contract or compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

VIRGINIA NATIONAL BANKSHARES CORPORATION

/s/ Tara Y. Harrison
Tara Y. Harrison
Executive Vice President & Chief Financial Officer
Date: March 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 28, 2025.

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