Form 10-K/A
period 2024-12-31
Virginia National Bankshares Corp
filed 2025-04-29
CIK 1572334

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

Indicate by check mark ihf the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

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

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the last reported sale price of the common stock quoted on the Nasdaq Capital Market, on June 30, 2024 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $154.7 million.

The number of shares of Registrant’s Common Stock outstanding as of March 26, 2025 was 5,391,979.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Virginia National Bankshares Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Form 10-K,” and together with the Form 10-K/A, the “Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2025. The purpose of this Form 10-K/A is to disclose the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K, which information was previously omitted in the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, the Company hereby amends and replaces in its entirety Part III of the Original Form 10-K.

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

The cover page for the Original Form 10-K is also being updated to include the aggregate market value of common stock held by non-affiliates of the Company as of June 30, 2024. Accordingly, the Company hereby amends and replaces in its entirety cover page of the Original Form 10-K with the cover page contained in this 10-K/A.

Except as described above, this Form 10-K/A does not amend any other information set forth in the Original Form 10-K, and the Company has not updated disclosures included therein to reflect any subsequent events. This Form 10-K/A should be read in conjunction with the Original Form 10-K and with the Company’s filings with the SEC subsequent to the Original Form 10-K.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Board of Directors

The following is biographical information with respect to the members of the Company's Board of Directors (the "Board"), including their principal occupations and qualifications to serve as directors.

John B. Adams, Jr., age 80, serves as non-executive vice chairman of the Company and Virginia National Bank. Mr. Adams also serves as President and Chief Executive Officer of Bowman Companies, Inc., primarily a family real estate holding company, and was a director of Universal Corporation, a publicly traded company headquartered in Richmond, Virginia, from 2003 to 2018. He was President and Chief Executive Officer of A. Smith Bowman Distillery from 1989 to 2003. Mr. Adams served as chairman of The National Theatre in Washington, D.C. for 39 years and has served on the foundation boards of several higher education institutions. Prior to joining the Company and Virginia National Bank boards in April 2021, Mr. Adams served as a director of Fauquier Bankshares and The Fauquier Bank from 2002 to March 2021. He was chairman of Fauquier Bankshares and The Fauquier Bank from 2010 to March 2021. As a result of his various leadership roles, the Company believes that Mr. Adams is qualified to serve on our Board as he brings valuable insight and business acumen, along with significant business expertise.

Kevin T. Carter, age 59, is the executive vice president of TCMA, Washington DC and formerly the managing director for Lansdowne Resort in Leesburg, Virginia. Mr. Carter previously served as the President of Guests, Inc., a full-service hotel management company headquartered in Strasburg, Virginia, from October 2016 to December 2020 and served as the managing director for the Airlie Foundation from November 2000 to October 2016. He has been in the luxury hospitality field for 44 years. Mr. Carter is currently serving as Vice Chairman of the Board of Supervisors for Fauquier County, Virginia and has served on several boards, including Fauquier Hospital & Health System and the Path Foundation. Prior to joining the Company and Virginia National Bank boards in April 2021, Mr. Carter served as a director of Fauquier Bankshares and The Fauquier Bank from 2016 to March 2021. Through his personal community involvement and his professional experience, the Company believes Mr. Carter is qualified to serve on our Board as he provides significant market knowledge and financial management skills.

Hunter E. Craig, age 64, is President of Hunter E. Craig Co., a residential, commercial and industrial property company. Since 1991, Mr. Craig has been a principal real estate broker with Georgetown Real Estate. Mr. Craig is involved in various business activities and civic organizations in the Charlottesville, Virginia area. Mr. Craig has served as a director of the Company since 2020 and a director of Virginia National Bank since its formation in 1998. As a lifelong resident of Charlottesville and a co-founder of Virginia National Bank, the Company believes Mr. Craig is qualified to serve on our Board as he provides a deep knowledge of local business conditions and has extensive community contacts.

William D. Dittmar, Jr., age 72, serves as the non-executive chairman of the Company and Virginia National Bank. Mr. Dittmar is the managing member of Enterprise Properties, LLC in Charlottesville, Virginia, which is the parent company for various real estate and commercial property subsidiaries, as well as other investments. Mr. Dittmar has served as a director of the Company since its incorporation in 2013 and a director of Virginia National Bank since its formation in 1998. The Company believes Mr. Dittmar is qualified to serve on our Board due to his extensive business background as a corporate executive, real estate executive and project manager.

Randolph D. Frostick, age 68, is an attorney practicing primarily civil litigation involving real estate, commercial leasing, construction, business, and trust and estate matters. He is currently Of Counsel to Vanderpool, Frostick and Nishanian, P.C., a law firm located in Manassas, Virginia, which focuses primarily on civil litigation, business, employment, real estate transactions, financing, land use and development. Mr. Frostick co-founded the firm and was a shareholder, director, and officer of the law firm until 2020. Mr. Frostick has 43 years of experience as a civil trial attorney. In addition to practicing law, Mr. Frostick is actively involved in commercial leasing in Manassas, Virginia. Prior to joining the Company and Virginia National Bank boards in April 2021, Mr. Frostick served as a director of Fauquier Bankshares and The Fauquier Bank from 2009 through March 2021. The Company believes Mr. Frostick is qualified to serve on our Board as he brings insightful knowledge and valuable business expertise.

Linda M. Houston, age 67, retired, was employed with Merrill Lynch/Bank of America Corporation from 1984 to May 2017, becoming a Financial Advisor in 1987. From 2011 to 2017, Ms. Houston served as managing director/division executive. Her prior roles with Merrill Lynch included head of Global Wealth and Investment Management Diversity and Inclusion Council, regional managing director, national marketing and sales manager, and managing director/market executive. Since October 2023, Ms. Houston has served on the board of directors of SPAR Group, Inc. (Nasdaq: SGRP), a provider of merchandising, marketing and distribution services. Ms. Houston has served as a director of the Company and Virginia National Bank since 2018. The Company believes Ms. Houston is qualified to serve on our Board as she has extensive experience in wealth and investment management, compliance and compensation practices.

Jay B. Keyser, age 68, served as the chief executive of the William A. Hazel Family Office from 2015 through the end of 2024 and is currently an executive for the Family Office. He is also the manager of various real estate ventures and trustee of several trusts. He previously served on the board and was the Chief Executive Officer of William A. Hazel, Inc., a site construction company headquartered in Chantilly, Virginia, from June 2008 to December 2014. Mr. Keyser had served for 26 years in various capacities, including chief financial officer of this construction entity. Prior to joining the Company and Virginia National Bank boards in April 2021, Mr. Keyser served as a director of Fauquier Bankshares and The Fauquier Bank from 2009 to March 2021. The Company believes Mr. Keyser is qualified to serve on our Board as he brings vast business and financial management knowledge and experience.

Glenn W. Rust, age 69, is President and Chief Executive Officer of the Company and Virginia National Bank. He has over 50 years of experience in financial services, technology and network systems design, security, corporate restructuring and government infrastructure analysis. He served as a substantial expert on internet security and banking while working with the National Infrastructure Advisory Council shortly after the September 11, 2001 attacks. Prior to joining Virginia National Bank in 2006, he held various executive management positions at Texas Commerce Bank, Chemical Bank, J.P. Morgan, Chase and Sterling Bank. Mr. Rust also serves on the board of, and provides advice and strategic counsel to, several charitable organizations in the Charlottesville, Houston and Washington, D.C. areas. Mr. Rust has served as a director of the Company since its incorporation in 2013 and a director of Virginia National Bank since 2006. The Company believes Mr. Rust is qualified to serve on our Board as he brings wide-ranging executive bank management experience, as well as expertise in successfully managing growth opportunities.

Sterling T. Strange, III, age 64, is President and Chief Executive Officer of The Solution Design Group, Inc., an information technology software firm to the public sector and higher education industries, located in Warrenton, Virginia and Orlando, Florida. Prior to founding The Solution Design Group, Inc. in 2004, Mr. Strange was President and founder of Decision Support Technologies, Inc., a transportation software company that provided solutions and services to over 100 airports and seaports worldwide. Mr. Strange has served in senior management positions in both private and public companies for over 30 years. Prior to joining the Company and Virginia National Bank boards in April 2021, Mr. Strange served as a director of Fauquier Bankshares and The Fauquier Bank from 2007 to March 2021. The Company believes Mr. Strange is qualified to serve on our Board due to his valuable entrepreneurial experience and financial management expertise.

Gregory L. Wells, age 68, is currently working as an independent business advisor. He was the Chief Executive Officer of ACAC Fitness and Wellness Centers from 2006 until 2020. ACAC has operations in Charlottesville and Richmond, Virginia, in West Chester, Pennsylvania, and in Baltimore and Germantown, Maryland. He also served as a board member of PT@ACAC, a joint venture between Legacy Management, Inc. and Sentara Martha Jefferson Hospital. Prior to joining ACAC in 2006, he was the Chief Executive Officer and an owner of Mailing Services of Virginia in Charlottesville and held executive positions with the former Centel Corporation. Mr. Wells has served as a director of the Company since its incorporation in 2013 and a director of Virginia National Bank since 2012. The Company believes Mr. Wells is qualified to serve on our Board due to his experience in leading companies of various sizes, including responsibilities for finance, strategic planning, operations, business development, marketing and human resources.

Board Members Serving on Other Publicly Traded Company Boards of Directors

Ms. Houston has been a director of SPAR Group, Inc. (Nasdaq: SGRP), a provider of merchandising, marketing and distribution services, since October 2023.

Executive Officers

Information on the Company's executive officers is disclosed in Part III, Item 11, of this Form 10-K/A.

Family Relationships; Other arrangements

There is no family relationship between and among any of our executive officers or directors. Except as described herein, there are no arrangements or understandings between any of our executive officers or directors and any other person pursuant to which any of them are elected as an officer or director.

Committees of the Board

The Board of Directors has standing audit, compensation and corporate governance committees.

Audit and Compliance Committee ("Audit Committee"). The directors currently serving on the Audit Committee are directors Keyser (chair), Frostick, Craig, Houston, Strange and Wells. The primary function of the Audit Committee is to direct and monitor the internal audit and control functions and to select the Company’s independent registered public accounting firm. The Board of Directors has determined that (a) Mr. Keyser is an “audit committee financial expert,” and (b) each member of the Audit Committee is “independent” under the rules of The Nasdaq Stock Market LLC (“Nasdaq”). The Audit Committee met five times during 2024. The charter of the Audit Committee is on the Company’s Investor Relations website at www.vnbcorp.com in the “Corporate Overview” section under “Governance Documents.”

Joint Compensation Committee (“Compensation Committee"). The directors currently serving on the Compensation Committee of the Company and the Bank are directors Adams (chair), Carter, Frostick, Houston and Wells. Each current member of the Compensation Committee is “independent” under Nasdaq rules. The primary function of the Compensation Committee is to review and make recommendations to the Board of Directors with respect to director compensation and the Company’s executive compensation and compensation policies, and to administer the Company’s stock incentive plans. The Compensation Committee met three times during 2024. The charter of the Compensation Committee is on the Company’s Investor Relations website at www.vnbcorp.com in the “Corporate Overview” section under “Governance Documents.”

Corporate Governance Committee. The directors currently serving on the Corporate Governance Committee are directors Frostick (chair), Dittmar, Houston and Strange. The primary function of the Corporate Governance Committee is to make recommendations to the full Board of Directors on matters of corporate governance, including the independence of directors and nominees. This Committee has no regular meeting schedule, but generally meets in the first quarter of each year to review and make recommendations to the Board regarding independence of directors and is otherwise available to address corporate governance matters with respect to which the full Board requests guidance. The Corporate Governance Committee met one time during 2024. The charter of the Corporate Governance Committee is on the Company’s Investor Relations website at www.vnbcorp.com in the “Corporate Overview” section under “Governance Documents.”

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, each of the Company’s directors, executive officers and persons who own more than 10% of the Company’s securities is required to file reports of ownership and changes in ownership of the Company’s securities with the SEC and to provide copies of such reports to the Company. To the Company’s knowledge, based solely on a review of the information and reports furnished to the Company, the Company believes that all reporting persons timely filed all reports required under Section 16(a) during 2024, except that, due to administrative error, each of directors Adams, Carter, Craig, Dittmar, Frostick, Houston, Keyser, Rust, Strange and Wells failed to timely report a Form 4, each covering one transaction and each one day beyond the filing deadline.

INSIDER TRADING POLICY

The Company has adopted an Insider Trading Policy that governs the purchase, sale, and other dispositions of our securities on the basis of material non-public information by directors, officers, employees, consultants and contractors. The Company believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards. A copy of our Insider Trading Policy was filed as an exhibit to the Original Form 10-K.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to all the directors, officers and employees of the Company and its subsidiaries, including the Company’s principal executive officer and principal financial officer. The Company’s Code of Ethics is available on the Company’s Investor Relations website at www.vnbcorp.com in the “Corporate Overview” section under “Governance Documents.” Any amendments to the Code of Ethics, or any waivers of its requirements, will be disclosed, on the Company’s website at www.vnbcorp.com.

Item 11. EXECUTIVE COMPENSATION.

Executive Officers

The following table sets forth the name and position of each of the executive officers of the Company. These individuals are referred to throughout this document as “executive officers.” The executive officers identified in the “Summary Compensation Table” on page 10 are referred to as “named executive officers” or "NEOs." Unless otherwise indicated, each of these officers has served as an executive officer of the Company for at least five years:

Name (Age)	Information about Executive Officers
Glenn W. Rust (69)

President and Chief Executive Officer of the Company and Virginia National Bank. He served as President of Virginia National Bank from November 2006 through March 2021, from June 2021 to December 2021 and December 2023 to present. He served as Chief Executive Officer of the Bank from July 2007 to March 2021 and June 2021 to present.

Virginia R. Bayes (64)

Chief Banking Officer, Executive Vice President and Corporate Secretary of the Company and Chief Banking Officer and Executive Vice President of Virginia National Bank. Ms. Bayes joined the Bank in 1998 and was named an executive officer in January 2011. Ms. Bayes was Chief Credit Officer of Virginia National Bank from 2011 to November 2023. In November 2023, Ms. Bayes assumed the role of Chief Banking Officer and in April 2025, she assumed the role of Corporate Secretary.

Tara Y. Harrison (56)

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

The Compensation Committee specifically reviews and makes recommendations to the Board regarding the compensation of the President and Chief Executive Officer (“CEO”) of the Company and its affiliates based on reasonableness, competitiveness and relationship to performance. In determining the compensation to recommend for the CEO, the Compensation Committee reviews certain established bank performance metrics and goals. During 2022 and 2023, the Compensation Committee considered whether the cash compensation and the stock incentive awards made to the CEO were reasonable and reflective of the merger-related efforts and positive impact on the Company and shareholder value. The Compensation Committee also considered whether the cash compensation and the stock incentive awards motivate him to remain at the Company. In 2023, the Compensation Committee recommended, based on the CEO’s performance in 2022, that (a) his salary remain at $500,000, (b) he be given a $150,000 cash bonus, and (c) he receive 8,400 shares restricted stock vesting in equal annual installments over four years. In 2024, the Compensation Committee recommended, based on the CEO’s performance in 2023, that (a) his salary remain at $500,000, (b) he be given a $100,000 cash bonus, and (c) he receive 10,816 shares restricted stock vesting in equal annual installments over four years. The Board approved the Compensation Committee’s recommendations in both 2023 and 2024, and the salary increases were effective during those years.

For 2023 and 2024, the CEO established the compensation for the other NEOs. The compensation of the Company's NEOs is designed to be reflective of the level of responsibility and the performance of the executive officer relative to the positive impact on the Company and shareholder values.

During 2023 and 2024, no compensation consultants were engaged or used by the Compensation Committee, the Board of Directors or management with respect to executive compensation. The Compensation Committee and management do use certain compensation surveys and information available from various organizations.

Composition of Compensation. There are four primary components of executive compensation, as follows: base salary; cash bonuses; stock option grants or other stock awards under the Company’s stock incentive plans; and benefits.

Base Salary. Base salary provides competitive levels of compensation to executives, in accordance with their experience, duties and responsibilities. Base salaries are necessary to recruit and retain executives, and base salary adjustments are reflective of an individual’s performance or changed responsibilities.

Cash Bonuses. Cash bonuses are designed to align the interests of executive officers with the Company’s shareholders by rewarding officers based on the performance of the Company; such bonuses are discretionary and, for Mr. Rust, subject to Board approval.

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

In addition to the restricted stock awarded to Mr. Rust in 2023 and 2024, each of the other NEOs received 9,900 options to purchase shares of stock April 2024 with a four-year vesting schedule. No restricted stock or stock options were granted to the other NEOs in 2023. Outstanding stock options and restricted stock granted to the NEOs in 2024 and certain prior years are included on page 11 in “Outstanding Equity Awards at Fiscal Year-End.”

Benefits.

401(k) Profit Sharing Plan. The Company has a 401(k) plan which is available to all employees. Employees are able to elect the amount to contribute, not to exceed a maximum amount as determined by IRS regulations. The Company matches 100% of the first 6% of employee contributions. Matching contributions, as well as employee contributions, are fully vested immediately. “Vesting” refers to the rights of ownership to the assets in the 401(k) accounts.

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

Perquisites. Perquisites may be granted to executive officers and other employees, after proper consideration of the business need. Perquisites may include memberships in local clubs and the provision of a bank-owned automobile that will be primarily used for Company business. All perquisites represent a small portion of the Company’s compensation program, and those for the NEOs are disclosed according to regulations in the “Summary Compensation Table” on page 10.

Executive and Change in Control Arrangements. The Company entered into a second amended and restated management continuity agreement (a “Management Continuity Agreement”) with each of Mr. Rust, Ms. Bayes and Ms. Harrison on October 23, 2024.

Under the terms of each Management Continuity Agreement, in event of a “change in control” (as defined in the agreement) of the Company, the Company or its successor is required to continue to employ each executive officer for a period of two years following the date of the change in control with commensurate authority, responsibilities, compensation and benefits for that period. If, within six months prior to a change in control of the Company or during the above-described employment period, an executive officer’s employment terminates without “cause” or for “good reason” (each as defined in the agreement), such executive officer is entitled to receive (i) a lump sum cash payment equal to two times the sum of (A) the executive officer’s annual base salary in effect at termination, plus (B) the average annual bonus paid or payable to the executive officer for the two most recently completed years, plus (C) any amounts contributed by the executive officer during the most recently completed year pursuant to a salary reduction agreement or any other program that provides for pre-tax salary reductions or compensation deferrals; (ii) continuation of employee welfare benefits for up to 18 months following the date of termination; and (iii) a lump sum cash payment equal to the Company’s contributions to the executive officer’s account in the Company’s sponsored 401(k) plan for the two-year period prior to termination of employment. The severance benefits will be reduced to the extent necessary to avoid the imposition of the golden parachute excise taxes under Section 4999 of the Internal Revenue Code. Each Management Continuity Agreement also provides that any incentive based compensation or award an executive officer receives will be subject to clawback by the Company as may be required by applicable law or stock exchange listing requirement and on such basis as the Board determines.

As defined in each Management Continuity Agreement, the term “change in control” includes, among other things, the acquisition by any person or group of 30% or more of the Company’s outstanding shares of common stock (excluding issuance directly from the Company), individuals who serve on the Board (including successors whose nominations were approved by at least two-thirds of the Board) cease to constitute a majority of the Board, certain merger transactions, and the consummation of a sale of all or substantially all of the Company’s assets.

Each of Mr. Rust, Ms. Bayes and Ms. Harrison is also a party to a Non-Disclosure, Non-Solicitation and Non-Competition Agreement (a “Non-Competition Agreement”) with Virginia National Bank that was entered into on May 18, 2020 pursuant to which each of the executive officers has agreed (a) to protect and not disclose the confidential and proprietary information of Virginia National Bank or its affiliates, (b) for a period of 12 months following the termination of the executive officer’s employment for any reason, not to solicit the customers or employees of Virginia National Bank or its affiliates, or to provide services or interfere with customers of Virginia National Bank or its affiliates, and (c) for a period of three months following the voluntary termination of the executive officer’s employment for any reason or involuntary termination of executive officer’s employment for “cause” (as defined in the agreement), not to engage in any activity or work that competes with the business of Virginia National Bank or its affiliates that is the same or substantially similar to services previously provided by the executive officer within a 30-mile radius of his/her office location, or within any other office location where the executive officer worked within the previous 12 months. Under the terms of each Management Continuity Agreement, the provisions of the Non-Competition Agreements will survive termination of the executive officer’s employment except the non-competition provisions will not apply after the executive officer ceases to be employed by Virginia National following a change in control unless the executive officer is entitled to receive severance benefits provided under the Management Continuity Agreement in connection with termination of his/her employment without cause or for good reason.

Summary Compensation Table

The following table sets forth, for the periods indicated, certain information concerning the compensation of the NEOs:

Name and Position	Year	Salary	Bonus	Stock Awards (1)	All Other Compensation (2)	Total

Glenn W. Rust	2024	$500,000	$100,000	$325,000	$82,824	$1,007,824
President and Chief Executive Officer (Principal Executive Officer)	2023	$500,000	$150,000	$274,932	$80,830	$1,005,762
Virginia R. Bayes	2024	$365,064	$18,781	$56,549	$38,301	$478,695
Chief Banking Officer, Executive Vice President and Corporate Secretary	2023	$344,400	-	-	$25,494	$369,894
Tara Y. Harrison	2024	$308,415	$21,987	$56,549	$31,338	$418,289
Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	2023	$290,958	-	-	$23,646	$314,604

________________

(1)
Stock awards consist of restricted stock granted to Mr. Rust in both 2024 and 2023 that vests over a four-year period and stock options granted to Ms. Bayes and Ms. Harrison in 2024 that vest over a four-year period, as described in the following table. The value indicated is the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718. Assumptions utilized in such valuation estimates are described in Note 19 – Stock Incentive Plans, in the notes to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
(2)
Amounts shown in the "All Other Compensation" column are detailed in the following table:

Name and Position	Year	Company Contributions to 401(k) Plans	Club Memberships	Group Term Life Insurance, Disability and BOLI	Company Vehicle	Information Technology Budget	Health and Wellness Benefit	Tax gross-ups (1)	Total

Glenn W. Rust	2024	$20,625	$17,299	$19,666	$15,540	$3,352	$1,142	$5,200	$82,824
President and Chief Executive Officer (Principal Executive Officer)	2023	$19,800	$18,632	$19,205	$14,966	$3,352	$1,082	$3,793	$80,830
Virginia R. Bayes	2024	$17,529	-	$7,597	$10,277	-	$960	$1,938	$38,301
Chief Banking Officer, Executive Vice President and Corporate Secretary	2023	$16,947	-	$7,071	-	-	-	$1,476	$25,494
Tara Y. Harrison	2024	$19,824	-	$4,251	$4,853	-	$1,046	$1,364	$31,338
Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	2023	$17,458	-	$4,002	-	-	$991	$1,195	$23,646

________________

(1) The amounts in this column reflect the tax gross-ups for a portion of imputed income related to restricted stock awards and premiums paid for bank-owned life insurance.

Outstanding Equity Awards at Fiscal Year-End 2024

The following table provides certain information on unexercised options and restricted stock held by each of the NEOs as of December 31, 2024. There were no other equity awards outstanding to the NEOs.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Glenn W. Rust (1)	8,400	-	$39.52	04/18/2028	1,257	$48,017
Glenn W. Rust (2)	12,000	-	$37.25	10/15/2029	2,790	$106,578
Glenn W. Rust (3)	20,800	5,200	$26.00	03/24/2030	6,300	$240,660
Glenn W. Rust (4)					10,816	$413,171
Virginia R. Bayes (5)	5,512	-	$42.62	05/16/2028	1,500	$57,300
Virginia R. Bayes (6)	8,000	2,000	$23.75	09/22/2030
Virginia R. Bayes (7)	3,300	1,100	$36.14	09/29/2031
Virginia R. Bayes (8)	-	9,900	$28.21	4/29/2034
Tara Y. Harrison (5)	5,512	-	$42.62	05/16/2028	1,500	$57,300
Tara Y. Harrison (6)	7,000	2,000	$23.75	09/22/2030
Tara Y. Harrison (7)	3,300	1,100	$36.14	09/29/2031
Tara Y. Harrison (8)	-	9,900	$28.21	4/29/2034

_______________

(1)
Options vested in five equal annual installments beginning April 19, 2019, and restricted stock vests in four equal annual installments beginning February 24, 2022.
(2)
Options vested in five equal annual installments beginning October 16, 2020 and restricted stock vests in four equal annual installments beginning February 23, 2023.
(3)
Options vest in five equal annual installments beginning March 25, 2021 and restricted stock vests in four equal annual installments beginning April 28 2024.
(4)
Restricted stock vests in four equal annual installments beginning March 27, 2025.
(5)
Options vested in five equal annual installments beginning May 17, 2019, and restricted stock vests in five equal annual installments beginning November 1, 2023.
(6)
Options vest in five equal annual installments beginning September 23, 2021.
(7)
Options vest in four equal annual installments beginning September 30, 2022.
(8)
Options vest in four equal annual installments beginning April 30, 2025.

Compensation of Directors

The following table provides information concerning the compensation of non-employee directors of the Company who served at any time during 2024 for service on the boards and board committees of the Company and the Bank. The cash fees were paid as retainers for serving on the Boards of the Company and the Bank during 2024. Mr. Rust, as an executive officer, did not receive separate compensation for serving on the Board. Note that Mr. Blaine did not stand for re-election and retired from the boards of directors of the Company and the Bank as of the 2024 Annual Meeting of Shareholders.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
John B. Adams, Jr.	$40,045	$44,955	$85,000
Steven W. Blaine	$20,000	$-	$20,000
Kevin T. Carter	$40,045	$44,955	$85,000
Hunter E. Craig	$40,045	$44,955	$85,000
William D. Dittmar, Jr.	$39,995	$75,005	$115,000
Randolph D. Frostick	$40,045	$44,955	$85,000
Linda M. Houston	$40,045	$44,955	$85,000
Jay B. Keyser	$40,045	$44,955	$85,000
Sterling T. Strange, III	$40,045	$44,955	$85,000
Gregory L. Wells	$40,045	$44,955	$85,000
(1)
The value included in the table above is the aggregate grant date fair value computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“FASB’s ASC Topic 718”). In 2024, non-employee directors other than Mr. Blaine, received restricted stock awards of 1,496 shares, with the exception of director Dittmar, who received 2,496 shares. As of December 31, 2024, (a) directors Adams, Carter, Frostick, Keyser and Strange each had 3,661 shares of unvested restricted stock, (b) directors Craig, Houston and Wells each had 3,743 shares of unvested restricted stock, (c) director Dittmar had 5,481 shares of unvested restricted stock, and (d) director Blaine had 2,247 shares of unvested restricted stock.

Stock Option Grant Policy

While the Company has no set policy or practice regarding the timing of stock option awards or similar instruments in relation to the disclosure of material nonpublic information, it does not time the release of material information to affect the value of stock options. In general, the timing of stock option awards is dictated by the event or circumstance giving rise to the award and the schedules of the directors responsible for approving the award. In 2024, options were not issued to the NEOs during the period beginning four business days before and ending one business day after the filing of a Form 10-Q, Form 10-K or Form 8-K that discloses material nonpublic information. If, in the future, a stock option grant is made at a time that material nonpublic information exists, the directors approving the award would be responsible for considering the anticipated effect of that information on our stock price and would take such effect into account when sizing and pricing the award.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below identifies all persons known to the Company to own beneficially more than 5% of our outstanding common shares as of April 28, 2025:

	Amount and Nature of Beneficial Ownership of Common Shares		Percentage of Class
BlackRock, Inc. 50 Hudson Yards New York, NY 10001	289,756	(1)	5.4%
The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	291,965	(2)	5.4%

(1) Information based solely on a Schedule 13G filed on February 2, 2024. BlackRock had sole voting power with respect to 284,921 shares and sole dispositive power with respect to 289,756 shares.

(2) Information based solely on a Schedule 13G filed on February 13, 2024. Vanguard had shared voting power with respect to 2,145 shares, sole dispositive power with respect to 287,967 shares and shared dispositive power with respect to 3,998 shares.

The table below sets forth certain information concerning beneficial ownership of the Company’s common stock, as of April 28, 2025, by each director, nominee and named executive officer and by all directors, nominees and executive officers as a group. Unless otherwise noted, the address of each of the directors and executive officers is c/o Virginia National Bankshares Corporation, 404 People Place, Charlottesville, VA 22911.

	Shares of Common Stock Beneficially Owned
Name	Number of Shares (1)		Percent of Class
John B. Adams, Jr.	24,909	(2)	*
Virginia R. Bayes	38,977	(3)	*
Kevin T. Carter	13,187	(3)	*
Hunter E. Craig	240,387	(4)	4.45%
William D. Dittmar, Jr.	224,256		4.16%
Randolph D. Frostick	13,916		*
Tara Y. Harrison	28,652		*
Linda M. Houston	16,964	(3)	*
Jay B. Keyser	16,184	(5)	*
Glenn W. Rust	115,758		2.13%
Sterling T. Strange, III	12,372		*
Gregory L. Wells	20,806		*
Directors and Executive Officers as a Group (12 persons)	766,368		13.96%

_______________

* Represents less than one percent of the Company’s common stock outstanding as of April 28, 2024.

(1) Fractional shares are not included. All shares reported are held with sole investment power and sole voting power except as noted. Number of shares reported includes shares that may be acquired within 60 days through the exercise of stock options granted under the Company’s incentive stock option plans as follows: Ms. Bayes, 19,287 shares; Directors Craig, Dittmar, Houston and Wells, 3,937 shares; Ms. Harrison, 18,287 shares; and Mr. Rust, 46,400 shares.

(2) 16,662 of the shares owned by director Adams are pledged.

(3) Includes shares held with shared voting and investment power with a spouse or shares held by a spouse as follows: Ms. Bayes, 126 shares; director Carter, 685 shares; and director Houston, 925 shares.

(4) 227,407 of the shares owned by director Craig are pledged.

(5) Includes (a) 3,033 shares held in director Keyser’s revocable trust over which director Keyser shares voting and investment powers with his spouse and (b) 6,168 shares held in a limited liability company over which director Keyser has sole voting and dispositive powers.

The following table summarizes information, as of December 31, 2024, relating to the Company's equity based compensation plans, pursuant to which grants of options to acquire shares of common stock have been and may be granted from time to time.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Independence of Directors

Using the independence definitions and corporate governance requirements of Nasdaq, the Board has determined that eight (8) of the ten (10) current directors, are independent: directors Adams, Carter, Craig, Frostick, Houston, Keyser, Strange and Wells. The Board considered the lease payments made to, and received from, entities controlled by Mr. Craig, in evaluating his independence in accordance with Nasdaq’s rules and determined that such lease payments do not impair his independence. Mr. Dittmar is not independent because lease payments made by the Bank to an entity for which Mr. Dittmar is the manager and indirect owner, as described under “Related Person Transactions" below, would be considered compensation in excess of the applicable rules of Nasdaq. Mr. Rust, who serves as an executive officer of the Company, is not independent.

Related Person Transactions

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

The Company had business dealings or entered into non-banking transactions with directors of the Company or with entities in which a director or principal shareholder is owner, principal or has a beneficial interest of 10% or more since January 1, 2023. The Company has not adopted a formal written policy that covers the review and approval of director and other related person transactions by the Board; however, the Board, as a matter of practice, reviews all such significant transactions for approval. All such dealings and transactions have been on substantially the same terms as those prevailing at the time for comparable business dealings and transactions with unrelated persons. From January 1, 2024 through April 28, 2025, Virginia National Bank made lease and other payments of $720,097 to or for the benefit of Pantops Park, LLC, of which William D. Dittmar, Jr., chairman of the Virginia National Board, is the manager and indirect owner, under a ground lease executed in 2005. During 2023, Virginia National Bank made lease and other payments of $543,165 for the benefit of Pantops Park, LLC. The Company has engaged in non-banking transactions with other related persons of the Company; however, the amount of such payments made to, or received by, the Company did not exceed the disclosure threshold of $120,000.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company has selected Yount, Hyde & Barbour, P.C. to serve as independent registered public accounting firm for the Company in 2024. This firm audited the books and records of the Company for 2024 and 2023. The Company and its affiliates incurred the fees and out-of-pocket expenses shown in the table below for audit and other professional services provided by Yount, Hyde & Barbour, P.C., for or during the fiscal years ended December 31, 2024 and December 31, 2023.

Description	2024	2023
Audit Fees (1)	$216,050	$220,611
Audit-related Fees (2)	12,500	12,000
Tax Fees (3)	14,200	13,400
Total Fees	$242,750	$246,011
(1)
Audit fees: Audit fees consist of audit and review services, consents and review of documents filed with the SEC.
(2)
Audit‐related fees: Audi-related fees consist of the audit of the Bank’s 401(k) Plan.
(3)
Tax fees: Preparation of federal and state income tax returns and consultation on tax-related matters.

In every case, the scope of all audit services and permissible non-audit services provided by Yount, Hyde & Barbour, P.C. was pre-approved by the Company’s Audit Committee. The Audit Committee was directly responsible for the appointment, compensation, retention and oversight of Yount, Hyde & Barbour, P.C., which reported directly to the Audit Committee.

Part IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

No financial statements are filed with this Form 10-K/A. These items were included as part of the Original Form 10-K.

(a)(2) Financial Statements Schedule

None.

(a)(3) Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K/A.

Item 16. Form 10-K Summary.

Not applicable

Exhibit Number	Description of Exhibit
31.3*	302 Certification of Principal Executive Officer

31.4*	302 Certification of Principal Financial Officer

104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101.0

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

VIRGINIA NATIONAL BANKSHARES CORPORATION

/s/ Tara Y. Harrison
Tara Y. Harrison
Executive Vice President & Chief Financial Officer
Date: April 29, 2025