Form 10-Q
period 2025-03-31
Virginia National Bankshares Corp
filed 2025-05-09
CIK 1572334

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Yes ☐ No ☒

As of May 7, 2025, the registrant had 5,391,979 shares of common stock, $2.50 par value per share, outstanding.

VIRGINIA NATIONAL BANKSHARES CORPORATION

FORM 10-Q

Glossary of Acronyms and Defined Terms
2014 Plan	-	2014 Stock Incentive Plan
2022 Plan	-	2022 Stock Incentive Plan
ACL	-	Allowance for credit losses
Acquired Loans	-	Loans acquired from Fauquier
AFS	-	Available for sale
ALM	-	Asset liability management
ASC	-	Accounting Standards Codification
ASC 326	-	ASU 2016-13, Financial Instruments and Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASC 820	-	ASC 820, Fair Value Measurements and Disclosures
ASU	-	Accounting Standards Update
ATM	-	Automated teller machine
the Bank	-	Virginia National Bank
bps	-	Basis points
CD	-	Certificate of deposit
CDARS™	-	Certificates of Deposit Account Registry Service
CECL	-	Current expected credit losses
CME	-	Chicago Mercantile Exchange
CMO	-	Collateralized mortgage obligation
the Company	-	Virginia National Bankshares Corporation and its subsidiaries
CRE	-	Commercial real estate
DCF	-	Discounted cash flow
EBA	-	Excess Balance Account
Effective Date	-	April 1, 2021
Exchange Act	-	Securities Exchange Act of 1934, as amended
Fauquier	-	Fauquier Bankshares, Inc. and its subsidiaries
FASB	-	Financial Accounting Standards Board
Federal Reserve	-	Board of Governors of the Federal Reserve System
Federal Reserve Bank or FRB	-	Federal Reserve Bank of Richmond
FHLB	-	Federal Home Loan Bank of Atlanta
FOMC	-	Federal Open Market Committee
Form 10-K	-	Annual Report on Form 10-K for the year ended December 31, 2024
FTE	-	Fully taxable equivalent
GAAP or U.S. GAAP	-	Accounting principles generally accepted in the United States
ICS®	-	Insured Cash Sweep®
IRR	-	Interest rate risk
LIBOR	-	London Interbank Offering Rate
Masonry Capital	-	Masonry Capital Management, LLC
Merger	-	Mergers of Fauquier Bankshares, Inc. and The Fauquier Bank with and into the Company and the Bank, respectively
NPA	-	Nonperforming assets
PCA	-	Prompt Corrective Action
PCD	-	Purchased loan with credit deterioration
the Plans	-	2014 Stock Incentive Plan and 2022 Stock Incentive Plan
ROAA	-	Return on Average Assets
ROAE	-	Return on Average Equity
SBA	-	Small Business Administration
SEC	-	U.S. Securities and Exchange Commission
SOFR	-	Secured Overnight Financing Rate
TLM	-	Troubled loan modification

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31, 2025	December 31, 2024 *
ASSETS	Unaudited
Cash and due from banks	$16,574	$5,311
Interest-bearing deposits in other banks	9,658	11,792
Federal funds sold	3,341	-
Securities:
Available for sale, at fair value	262,923	263,537
Restricted securities, at cost	6,172	6,193
Total securities	269,095	269,730
Loans, net of deferred fees and costs	1,242,498	1,235,969
Allowance for credit losses	(8,328)	(8,455)
Loans, net	1,234,170	1,227,514
Premises and equipment, net	12,479	15,383
Bank owned life insurance	40,352	40,059
Goodwill	7,768	7,768
Core deposit intangible, net	3,497	3,792
Right of use asset, net	5,179	5,551
Deferred tax asset, net	14,469	15,407
Accrued interest receivable and other assets	17,443	14,519
Total assets	$1,634,025	$1,616,826
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest bearing	$379,059	$374,079
Interest bearing	283,704	303,405
Money market and savings deposit accounts	472,952	437,619
Certificates of deposit and other time deposits	298,498	308,443
Total deposits	1,434,213	1,423,546
Federal funds purchased	-	236
Borrowings	20,000	20,000
Junior subordinated debt, net	3,518	3,506
Lease liability	5,026	5,389
Accrued interest payable and other liabilities	4,487	3,847
Total liabilities	1,467,244	1,456,524
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, $2.50 par value	-	-
Common stock, $2.50 par value	13,296	13,263
Capital surplus	106,609	106,394
Retained earnings	85,217	82,507
Accumulated other comprehensive loss	(38,341)	(41,862)
Total shareholders' equity	166,781	160,302
Total liabilities and shareholders' equity	$1,634,025	$1,616,826

Common shares outstanding	5,391,979	5,370,912
Common shares authorized	10,000,000	10,000,000
Preferred shares outstanding	-	-
Preferred shares authorized	2,000,000	2,000,000

* Derived from audited Consolidated Financial Statements

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	For the three months ended
	March 31, 2025	March 31, 2024
Interest and dividend income:
Loans, including fees	$17,033	$15,661
Federal funds sold	184	239
Other interest-bearing deposits	42	57
Investment securities:
Taxable	1,309	2,159
Tax exempt	323	326
Dividends	115	118
Total interest and dividend income	19,006	18,560

Interest expense:
Demand deposits	69	71
Money market and savings deposits	3,003	2,922
Certificates and other time deposits	3,054	4,050
Borrowings	509	486
Federal funds purchased	7	7
Junior subordinated debt	70	88
Total interest expense	6,712	7,624
Net interest income	12,294	10,936
Recovery of credit losses	(160)	(22)
Net interest income after recovery of credit losses	12,454	10,958

Noninterest income:
Wealth management fees	229	426
Deposit account fees	307	387
Debit/credit card and ATM fees	370	488
Bank owned life insurance income	293	275
Gains on sale of assets, net	278	39
Gain on early redemption of debt	-	379
Loss on sales of AFS, net	-	(4)
Other	283	188
Total noninterest income	1,760	2,178

Noninterest expense:
Salaries and employee benefits	3,936	4,152
Net occupancy	1,016	972
Equipment	186	171
Bank franchise tax	339	340
Computer software	256	208
Data processing	735	739
FDIC deposit insurance assessment	145	195
Marketing, advertising and promotion	254	248
Professional fees	256	252
Legal fees	236	71
Core deposit intangible amortization	295	343
Other	1,170	1,128
Total noninterest expense	8,824	8,819

Income before income taxes	5,390	4,317
Provision for income taxes	901	671
Net income	$4,489	$3,646

Net income per common share, basic	$0.83	$0.68
Net income per common share, diluted	$0.83	$0.68
Weighted average common shares outstanding, basic	5,378,871	5,366,890
Weighted average common shares outstanding, diluted	5,402,936	5,380,081

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	For the three months ended
	March 31, 2025	March 31, 2024
Net income	$4,489	$3,646
Other comprehensive income (loss):
Unrealized gains (losses) on securities, net of tax of $936 and ($668) for the three months ended March 31, 2025 and 2024, respectively	3,521	(2,511)
Reclassification adjustment for realized losses on securities, net of tax of $0 and $1 for the three months ended March 31, 2025 and 2024, respectively	—	3
Total other comprehensive income (loss)	3,521	(2,508)
Total comprehensive income	$8,010	$1,138

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Dollars in thousands, except per share data)

(Unaudited)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2023	$13,258	$106,045	$73,781	$(40,044)	$153,040
Stock option expense	-	24	-	-	24
Restricted stock grant expense	-	171	-	-	171
Vested stock grants	21	(21)	-	-	-
Shares repurchased	(2)	(24)	-	-	(26)
Cash dividends declared ($0.33 per share)	-	-	(1,770)	-	(1,770)
Net income	-	-	3,646	-	3,646
Other comprehensive loss	-	-	-	(2,508)	(2,508)
Balance, March 31, 2024	$13,277	$106,195	$75,657	$(42,552)	$152,577

Balance, December 31, 2024	$13,263	$106,394	$82,507	$(41,862)	$160,302
Stock option expense	-	34	-	-	34
Restricted stock grant expense	-	214	-	-	214
Vested stock grants	33	(33)	-	-	-
Cash dividends declared ($0.33 per share)	-	-	(1,779)	-	(1,779)
Net income	-	-	4,489	-	4,489
Other comprehensive income	-	-	-	3,521	3,521
Balance, March 31, 2025	$13,296	$106,609	$85,217	$(38,341)	$166,781

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the three months ended
	March 31, 2025	March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,489	$3,646
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of credit losses	(160)	(22)
Net accretion of certain acquisition-related adjustments	(531)	(576)
Amortization of intangible assets	295	343
Net amortization (accretion) of securities	200	(51)
Net losses on sale of AFS	-	4
Net gain on early redemption of debt	-	(379)
Net gains on sale of assets	(278)	(39)
Earnings on bank owned life insurance	(293)	(275)
Depreciation and other amortization	766	738
Stock option expense	34	24
Restricted stock expense	214	171
Net change in:
Accrued interest receivable and other assets	(2,923)	(1,204)
Accrued interest payable and other liabilities	279	790
Net cash provided by operating activities	2,092	3,170

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in restricted investments	21	2,193
Proceeds from maturities, calls, sales and principal payments of available for sale securities	4,870	75,610
Net change in loans	(5,953)	(34,999)
Proceeds from sale of premises and equipment	3,047	44
Purchase of bank premises and equipment	(259)	(31)
Net cash provided by investing activities	1,726	42,817

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand deposits, money market and savings accounts	20,612	(8,102)
Net change in certificates of deposit and other time deposits	(9,945)	30,976
Net change in Federal funds purchased	(236)	(3,462)
Net change in other borrowings	-	(46,500)
Repurchase of shares of stock	-	(26)
Cash dividends paid	(1,779)	(1,770)
Net cash provided by (used in) financing activities	8,652	(28,884)
NET INCREASE IN CASH AND CASH EQUIVALENTS	$12,470	$17,103

CASH AND CASH EQUIVALENTS:
Beginning of period	$17,103	$28,390
End of period	$29,573	$45,493

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$6,852	$7,099
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized gains (losses) on available for sale securities	$4,457	$(3,175)
Initial right-of-use assets obtained in exchange for new operating lease liabilities	-	(281)

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2025

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation: The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2024.

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

Basis of Presentation: The preparation of financial statements in conformity with GAAP and the reporting guidelines prescribed by regulatory authorities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the ACL, goodwill and core deposit intangible and fair value measurements. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Reclassifications: If needed, certain previously reported amounts have been reclassified to conform to current period presentation. No such reclassifications were considered material to shareholders' equity and net income.

Refer to Note 1, "Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in the 2024 Annual Report on Form 10-K for a discussion of the Company's significant accounting policies. Other accounting standards that have been issued by the FASB or other standards-setting bodies are not currently expected to have a material effect on the Company's financial position, results of operations or cash flows.

Note 2. Recent Significant Accounting Pronouncements

Disaggregation of Income Statement Expenses - In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The FASB subsequently issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

Income Tax Disclosures - In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense

(or benefit) from continuing operations disaggregated by federal, state, and foreign. ASU 2023-09 was effective for the Company on January 1, 2025. There was no material impact to the Company upon adoption of this ASU and the Company will include the applicable and relevant required disclosures in the Annual Report on Form 10-K as of December 31, 2025.

Note 3. Securities

The amortized cost and fair values of securities available for sale as of March 31, 2025 and December 31, 2024 were as follows (dollars in thousands):

March 31, 2025		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government treasuries	$1,500	$-	$(1)	$1,499
U.S. Government agencies	32,066	-	(4,369)	27,697
Mortgage-backed/CMOs	157,143	24	(22,512)	134,655
Corporate bonds	17,807	-	(107)	17,700
Municipal bonds	102,939	-	(21,567)	81,372
Total Securities Available for Sale	$311,455	$24	$(48,556)	$262,923

December 31, 2024		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government treasuries	$1,500	$-	$(7)	$1,493
U.S. Government agencies	34,998	-	(5,363)	29,635
Mortgage-backed/CMOs	158,554	14	(25,757)	132,811
Corporate bonds	17,782	-	(191)	17,591
Municipal bonds	103,693	-	(21,686)	82,007
Total Securities Available for Sale	$316,527	$14	$(53,004)	$263,537

As of March 31, 2025, there were $260.4 million or 271 issues of individual securities, held in an unrealized loss position. These securities have an unrealized loss of $48.6 million and consist of 115 mortgage-backed/collateralized mortgage obligations, 127 municipal bonds, 19 agency bonds, 9 corporate bonds and 1 treasury bond.

Accrued interest receivable on AFS securities amounted to $1.4 million and $1.5 million as of March 31, 2025 and December 31, 2024, respectively.

The following tables summarize all securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, for which no allowance for credit losses was recorded, at March 31, 2025, and December 31, 2024 (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
March 31, 2025	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government treasuries	$-	$-	$1,499	$(1)	$1,499	$(1)
U.S. Government agencies	-	-	27,630	(4,369)	27,630	(4,369)
Mortgage-backed/CMOs	-	-	132,159	(22,512)	132,159	(22,512)
Corporate bonds	-	-	17,700	(107)	17,700	(107)
Municipal bonds	3,355	(24)	78,017	(21,543)	81,372	(21,567)
	$3,355	$(24)	$257,005	$(48,532)	$260,360	$(48,556)

	Less than 12 Months		12 Months or More		Total
December 31, 2024	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government treasuries	$-	$-	$1,493	$(7)	$1,493	$(7)
U.S. Government agencies	-	-	29,551	(5,363)	$29,551	$(5,363)
Mortgage-backed/CMOs	-	-	130,128	(25,757)	$130,128	$(25,757)
Corporate bonds	-	-	17,591	(191)	$17,591	$(191)
Municipal bonds	2,284	(19)	78,648	(21,667)	$80,932	$(21,686)
	$2,284	$(19)	$257,411	$(52,985)	$259,695	$(53,004)

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

Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality. In addition, issuers have continued to make timely payments of principal and interest. Accordingly, as of March 31, 2025, management believes the impairments detailed in the table above are temporary, and no credit loss has been realized in the Company’s consolidated statements of income. Additionally, management has the ability to hold any security with an unrealized loss until maturity or until such time as the value of the security has recovered from its unrealized loss position.

Securities pledged as collateral to secure public deposits and to facilitate borrowing from the FRB had carrying values of $22.5 million and $21.9 million at March 31, 2025 and December 31, 2024, respectively.

There were no sales of AFS securities during the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company sold AFS securities with a total book value of $39.6 million, incurring a pre-tax loss of $4 thousand. The sales were executed as the result of a strategic decision to reinvest proceeds into higher yielding assets.

Restricted securities are securities with limited marketability and consist of stock in the FRB, the Federal Home Loan Bank of Atlanta, CBB Financial Corporation (the holding company for Community Bankers' Bank) and an investment in an SBA loan fund. These restricted securities, totaling $6.2 million as of March 31, 2025 and December 31, 2024, are carried at cost.

The amortized cost and fair value of AFS debt securities at March 31, 2025 are presented below based upon contractual maturities, by major investment categories (dollars in thousands). Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

	Amortized Cost	Fair Value
U.S. Government treasuries
One year or less	$1,500	$1,499
	$1,500	$1,499
U.S. Government agencies
After one year to five years	$12,135	$10,993
After five years to ten years	15,931	13,649
Ten years or more	4,000	3,055
	$32,066	$27,697
Mortgage-backed/CMOs
One year or less	$1,475	$1,455
After one year to five years	6,272	5,913
After five years to ten years	3,439	3,256
Ten years or more	145,957	124,031
	$157,143	$134,655
Corporate bonds
One year or less	$9,998	$9,964
After one year to five years	7,809	7,736
	$17,807	$17,700
Municipal bonds
After one year to five years	$5,624	$5,489
After five years to ten years	22,890	20,757
Ten years or more	74,425	55,126
	$102,939	$81,372

Total Debt Securities Available for Sale	$311,455	$262,923

Note 4. Loans

The composition of the loan portfolio by major loan classifications at March 31, 2025 and December 31, 2024, stated at their face amount, net of deferred fees and costs and unamortized premiums and discounts, including fair value marks, appears below (dollars in thousands). The Company has elected to exclude accrued interest receivable, totaling $4.7 million and $4.9 million as of March 31, 2025 and December 31, 2024, respectively, from the amortized cost basis of loans.

	March 31,	December 31,
	2025	2024
Commercial	$254,066	$257,671
Real estate construction and land	35,176	36,977
1-4 family residential mortgages	310,297	313,610
Commercial mortgages	610,835	593,496
Consumer	32,124	34,215
Total loans	1,242,498	1,235,969
Less: Allowance for credit losses	(8,328)	(8,455)
Net loans	$1,234,170	$1,227,514

As of March 31, 2025 and December 31, 2024, unamortized premiums from purchases of loans (excluding loans acquired during the Merger) were $10.1 million, and $10.3 million, respectively. Net deferred loan costs and fees totaled $3.0 million as of March 31, 2025 and $3.1 million as of December 31, 2024.

Consumer loans include $42 thousand and $36 thousand of demand deposit overdrafts as of March 31, 2025 and December 31, 2024, respectively.

Loans acquired in business combinations are recorded in the consolidated balance sheets at fair value at the acquisition date under the acquisition method of accounting. The fair value mark as of the Effective Date was $23.1 million. The table above includes a remaining net fair value mark of $6.2 million as of March 31, 2025 on the Acquired Loans.

The following table shows the aging of the Company's loan portfolio, by class, at March 31, 2025 (dollars in thousands):

	30-59 Days	60-89 Days	90 Days or More Past Due and Still Accruing	Nonaccrual Loans	Current Loans	Total Loans

Commercial	$7,294	$3,160	$2,213	$-	$241,399	$254,066
Real estate construction and land	-	-	-	-	35,176	35,176
1-4 family residential mortgages	480	-	-	2,764	307,053	310,297
Commercial mortgages	120	-	-	-	610,715	610,835
Consumer loans	56	54	61	-	31,953	32,124
Total Loans	$7,950	$3,214	$2,274	$2,764	$1,226,296	$1,242,498

The following table shows the aging of the Company's loan portfolio, by class, at December 31, 2024 (dollars in thousands):

	30-59 Days	60-89 Days	90 Days or More	Nonaccrual Loans	Current Loans	Total Loans

Commercial	$9,173	$354	$705	$-	$247,439	$257,671
Real estate construction and land	-	-	-	-	36,977	36,977
1-4 family residential mortgages	1,131	317	-	2,267	309,895	313,610
Commercial mortgages	-	-	-	-	593,496	593,496
Consumer loans	66	90	49	-	34,010	34,215
Total Loans	$10,370	$761	$754	$2,267	$1,221,817	$1,235,969

The following tables show the Company's amortized cost basis of loans on nonaccrual status as of March 31, 2025 and December 31, 2024 (dollars in thousands). All nonaccrual loans are evaluated for an ACL on an individual basis. As of March 31, 2025, one nonaccrual loans required an ACL, in the amount of $4 thousand, due to collateral value shortfall. As of December 31, 2024, one nonaccrual loan required an ACL, in the amount of $28 thousand, due to collateral value shortfall.

March 31, 2025
	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial	$-	$-	$-
Real estate construction and land	-	-	-
1-4 family residential mortgages	2,580	184	2,764
Commercial mortgages	-	-	-
Consumer	-	-	-
Total Nonaccrual Loans	$2,580	$184	$2,764

December 31, 2024
	Nonaccrual Loans with No Allowance		Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial	$-		$-	$-
Real estate construction and land	-		-	-
1-4 family residential mortgages	1,887		380	2,267
Commercial mortgages	-	-	-	-
Consumer	-		-	-
Total Nonaccrual Loans	$1,887		$380	$2,267

Troubled loan modifications - From time to time, the Company modifies loans to borrowers who are experiencing financial difficulties by providing term extensions, interest rate reductions or other-than-insignificant payment delays. As the effect of most modifications is already included in the ACL due to the measurement methodologies used in its estimate, the ACL is typically not adjusted upon modification. During the three months ended March 31, 2025, no loans were modified to borrowers experiencing financial difficulty. During the three months ended March 31, 2024, one 1-4 family residential mortgage loan was modified for a borrower experiencing financial difficulty, in the amount of $703 thousand and representing 0.002% of this loan segment as of March 31, 2024, by extending the interest-only term and maintaining the original interest rate.

The Company closely monitors the performance of all modified loans to understand the effectiveness of its modification efforts. Upon determination, if applicable, that all or a portion of a modified loan is uncollectible, that amount is charged against the ACL. One borrower with a TLM was in payment default during the three months ending March 31, 2025; all other TLMs were current as of March 31, 2025. There were no payment defaults during the three months ended March 31, 2024 of loans that were modified during the previous twelve months. All modified loans were current as of March 31, 2024.

Foreclosures - There was one loan totaling $183 thousand secured by 1-4 family residential property that was in the process of foreclosure at March 31, 2025, compared to none in the process of foreclosure as of December 31, 2024.

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

Management has elected to perform an individual evaluation on all loans in nonaccrual status. As of March 31, 2025, after reviewing each loan in nonaccrual status, a specific reserve of $4 thousand was established. As of December 31, 2024, a specific reserve of $28 thousand was established.

The ACL as a percentage of gross loans declined from 68 bps as of December 31, 2024 to 67 bps as of March 31, 2025. The primary driver in the change in reserves as a percentage of gross loans from December 31, 2024 to March 31, 2025 was due to declines in balances within loan pools that had higher loss rates.

The following table shows the ACL activity by loan portfolio for the three months ended March 31, 2025 (dollars in thousands):

	Commercial Loans	Real Estate Construction and Land	1-4 Family Residential Mortgages	Commercial Mortgages	Consumer Loans	Total
Allowance for Credit Losses:
Balance as of beginning of year	$760	$737	$2,551	$3,533	$874	$8,455
Charge-offs	(6)	-	-	-	(64)	(70)
Recoveries	4	-	1	1	42	48
Provision for (recovery of) credit losses	(66)	(12)	(36)	39	(30)	(105)
Balance as of March 31, 2025	$692	$725	$2,516	$3,573	$822	$8,328

The following table shows the ACL activity by loan portfolio at December 31, 2024 (dollars in thousands):

	Commercial Loans	Real Estate Construction and Land	1-4 Family Residential Mortgages	Commercial Mortgages	Consumer Loans	Total
Allowance for Credit Losses:
Balance as of beginning of year	$193	$462	$1,492	$5,261	$987	$8,395
Charge-offs	(288)	-	-	-	(471)	(759)
Recoveries	723	-	11	573	230	1,537
Provision for (recovery of) credit losses	132	275	1,048	(2,301)	128	(718)
Ending Balance, December 31, 2024	$760	$737	$2,551	$3,533	$874	$8,455

The following table presents a breakdown of the provision for (recovery of) credit losses for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Recovery of credit losses:
Provision for (recovery of) loan losses	$(105)	$11
Recovery of unfunded commitments	(55)	(33)
Total	$(160)	$(22)

The following table presents the Company's amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to those loans as of the periods indicated (dollars in thousands):

	March 31, 2025		December 31, 2024
	Real Estate Secured Loans	Allowance for Credit Losses - Loans	Real Estate Secured Loans	Allowance for Credit Losses - Loans
1-4 family residential mortgages	2,764	4	2,267	28
Total	$2,764	$4	$2,267	$28

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

The following table presents the Company's recorded investment in loans by credit quality indicators by year of origination as of March 31, 2025 (dollars in thousands). Current period gross write-off amounts represent write-offs for the three months ended March 31, 2025 (dollars in thousands):

	March 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Loans Converted to Term	Total
Commercial
Pass	3,511	102,443	94,869	10,950	$1,662	$25,974	$13,412	$-	$252,821
Watch		40	71	144	53	92		-	400
Special Mention	-	-	-	-	-	5	-	-	5
Substandard	-	-	3	600	-	230	7	-	840
Total commercial	$3,511	$102,483	$94,943	$11,694	$1,715	$26,301	$13,419	$-	$254,066
Current period gross write-off	$-	$-	$-	$-	$-	$1	$5	$-	$6
.
Real estate construction and land
Pass	$-	$7,951	$13,177	$528	$2,324	$2,340	$-	$-	$26,320
Watch	-	-	1,049	-	157	-	-	-	1,206
Special Mention	-	-	-	-	-	229	-	-	229
Substandard	-	791	-	6,121	-	509	-	-	7,421
Total real estate construction and land	$-	$8,742	$14,226	$6,649	$2,481	$3,078	$-	$-	$35,176
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-
.
1-4 family residential mortgages
Pass	$1,499	$21,680	$17,399	$10,094	$48,300	$165,626	$16,216	$-	$280,814
Watch	-	322	4,764	2,112	3,246	1,692	1,036	-	13,172
Special Mention	-	198	-	808	2,337	5,471	-	-	8,814
Substandard	-	206	995	1,699	165	3,824	490	118	7,497
Total 1-4 family residential mortgage	$1,499	$22,406	$23,158	$14,713	$54,048	$176,613	$17,742	$118	$310,297
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-
.
Commercial mortgages
Pass	$22,215	$99,065	$108,230	$38,548	$39,003	$271,765	$1,106	$-	$579,932
Watch	-	-	2,761	-	-	11,678	-	-	14,439
Special Mention	-	80	-	1,499	1,394	11,086	-	-	14,059
Substandard	-	-	-	-	1,365	1,040	-	-	2,405
Total commercial mortgages	$22,215	$99,145	$110,991	$40,047	$41,762	$295,569	$1,106	$-	$610,835
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass	$130	$646	$1,099	$50	$216	$15,979	$13,962	$-	$32,082
Watch	-	-	-	-	22	6	-	-	28
Special Mention	-	-	-	-	-	8	-	-	8
Substandard	-	5	1	-	-	-	-	-	6
Total consumer	$130	$651	$1,100	$50	$238	$15,993	$13,962	$-	$32,124
Current period gross write-off	$-	$-	$-	$-	$-	$64	$-	$-	$64

The following table presents the Company's recorded investment in loans by credit quality indicators by year of origination as of December 31, 2024 (dollars in thousands). Current period gross write-off amounts represent write-offs for the twelve months ended December 31, 2024 (dollars in thousands):

	December 31, 2024
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

Note 6. Goodwill and Other Intangible Assets

The carrying amount of goodwill was $7.8 million at March 31, 2025, December 31, 2024 and March 31, 2024, resulting from the Merger.

The Company had $3.5 million, $3.8 million and $4.8 million of other intangible assets as of March 31, 2025, December 31, 2024 and March 31, 2024, respectively. Other intangible assets were recognized in connection with the core deposits acquired from Fauquier in 2021. The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets (dollars in thousands):

	March 31, 2025		December 31, 2024		March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible	$9,660	$(6,163)	$9,660	$(5,868)	$9,660	$(4,910)

Amortization expense was $295 thousand and $343 thousand for the three months ended March 31, 2025 and 2024, respectively.

Estimated future amortization expense as of March 31, 2025 is as follows (dollars in thousands):

Core
Deposit
Intangible
For the nine months ending December 31, 2025	$815
For the year ending December 31, 2026	918
For the year ending December 31, 2027	726
For the year ending December 31, 2028	535
For the year ending December 31, 2029	343
Thereafter	160
Total	$3,497

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

The following tables present information about the Company’s leases (dollars in thousands):

	March 31, 2025	December 31, 2024
Lease liability	$5,026	$5,389
Right-of-use asset	$5,179	$5,551
Weighted average remaining lease term	4.51 years	5.14 years
Weighted average discount rate	2.75%	3.02%

	Three Months Ended March 31,
Lease Expense:	2025	2024
Operating lease cost	$426	$429
Short-term lease expense	11	12
Total lease expense	$437	$441
Cash paid for amounts included in lease liabilities	$403	$388

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Undiscounted Cash Flow	March 31, 2025
Nine months ending December 31, 2025	$1,093
Twelve months ending December 31, 2026	1,159
Twelve months ending December 31, 2027	1,063
Twelve months ending December 31, 2028	942
Twelve months ending December 31, 2029	541
Thereafter	654
Total undiscounted cash flows	$5,452
Less: Discount	(426)
Lease liability	$5,026

Note 8. Net Income Per Share

The table below shows the weighted average number of shares used in computing net income per common share and the effect of the weighted average number of shares of potential dilutive common stock for the three months ended March 31, 2025 and 2024. Diluted net income per share is computed based on the weighted average number of shares of common stock equivalents outstanding, to the extent dilutive. The Company’s common stock equivalents relate to outstanding common stock options. The recipients of unvested restricted shares have full voting and dividend rights, and as such, unvested restricted stock as of March 31, 2025 and March 31, 2024 is included in the calculation of basic and diluted net income per share (dollars below reported in thousands except per share data).

Three Months Ended	March 31, 2025			March 31, 2024
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic net income per share	$4,489	5,378,871	$0.83	$3,646	5,366,890	$0.68
Effect of dilutive stock options	-	24,065	-	-	13,191	-
Diluted net income per share	$4,489	5,402,936	$0.83	$3,646	5,380,081	$0.68

For the three months ended March 31, 2025, there were 117,284 option shares considered anti-dilutive and excluded from this calculation. For the three months ended March 31, 2024, there were 117,601 option shares considered anti-dilutive and excluded from this calculation.

Note 9. Stock Incentive Plans

At the Annual Shareholders Meeting on June 23, 2022, shareholders approved the Virginia National Bankshares Corporation 2022 Stock Incentive Plan. The 2022 Plan made available up to 150,000 shares of the Company’s common stock to be issued to plan participants. The 2022 Plan provides for granting of both incentive and nonqualified stock options, as well as restricted stock, unrestricted stock and other stock based awards. No new grants can be issued under the 2014 Stock Incentive Plan as that plan has expired.

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

A summary of the shares issued and available under each of the Plans is shown below as of March 31, 2025. Share data and exercise price range per share have been adjusted to reflect previously issued stock dividends. Although the 2014 Plan has expired and no new grants will be issued under such plan, there were options issued before the plan expired that are still outstanding as shown below.

	2022 Plan	2014 Plan
Aggregate shares issuable	150,000	275,625
Options issued, net of forfeited and expired options	(50,300)	(174,006)
Unrestricted stock issued	-	(11,635)
Restricted stock grants issued, net of forfeited	(65,280)	(83,653)
Cancelled due to Plan expiration	-	(6,331)
Remaining available for grant	34,420	-

Restricted stock grants issued and outstanding:
Total vested and unvested shares	65,280	95,888
Fully vested shares	11,053	76,630

Stock option grants issued and outstanding:
Total vested and unvested shares	50,300	173,084
Fully vested shares	-	148,603

Exercise price range	$28.82 to $33.20	$23.75 to $42.62

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

Stock Options

Changes in the stock options outstanding related to the Plans are summarized below (dollars in thousands except per share data):

	March 31, 2025
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2025	223,001	$33.22	$-
Issued	5,600	34.78	-
Exercised	-	-	-
Forfeited	(5,217)	40.78	-
Expired	-	-	-
Outstanding at March 31, 2025	223,384	$33.08	$1,091

Options exercisable at March 31, 2025	148,603	$34.30	$659

For the three months ended March 31, 2025 and 2024, the Company recognized $34 thousand and $24 thousand, respectively, in compensation expense for stock options. As of March 31, 2025, there was $359 thousand in unrecognized compensation expense remaining to be recognized in future reporting periods through 2030. The fair value of any stock option grant is estimated at the grant date using the Black-Scholes pricing model. There were 5,600 stock options grants issued during the three months ended March 31, 2025, and 8,400 stock option grants issued during the three months ended March 31, 2024.

Summary information pertaining to options outstanding at March 31, 2025 is shown below. Share and per share data have been adjusted to reflect the prior stock dividends issued.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$23.75 to $30.00	101,300	6.6 Years	$25.85	57,680	$24.82
$30.01 to $40.00	68,540	6.9 Years	36.31	37,380	36.99
$40.01 to $42.62	53,544	3.1 Years	42.62	53,543	42.62
Total	223,384	5.9 Years	$33.08	148,603	$34.30

Stock Grants

Restricted stock grants – 9,004 and 12,064 shares of restricted stock were granted to an employee and non-employee directors, respectively, during the three months ended March 31, 2025, vesting over a four-year period. During the three months ended March 31, 2024,10,816 and 14,464 shares of restricted stock were granted to employees and non-employee directors, respectively, vesting over a four-year period. For the three months ended March 31, 2025 and 2024, $214 thousand and $171 thousand, respectively, were expensed as a result of restricted stock grants. As of March 31, 2025, there was $2.1 million in unrecognized compensation expense for all restricted stock grants remaining to be recognized in future reporting periods through 2029.

Changes in the restricted stock grants outstanding during the three months ended March 31, 2025 are summarized below (dollars in thousands except per share data):

	March 31, 2025
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested as of January 1, 2025	65,889	$31.96	$2,377
Issued	21,068	36.09	760
Vested	(13,472)	(31.86)	(486)
Forfeited	-	-	-
Nonvested at March 31, 2025	73,485	$33.16	$2,651

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

The following tables present the balances measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (dollars in thousands):

		Fair Value Measurements at March 31, 2025 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government treasuries	$1,499	$-	$1,499	$-
U.S. Government agencies	27,697	-	27,697	-
Mortgage-backed/CMOs	134,655	-	134,655	-
Corporate bonds	17,700	-	17,700	-
Municipal bonds	81,372	-	81,372	-
Total securities available for sale	$262,923	$-	$262,923	$-

		Fair Value Measurements at December 31, 2024 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government treasuries	$1,493	$-	$1,493	$-
U.S. Government agencies	29,635	-	29,635	-
Mortgage-backed/CMOs	132,811	-	132,811	-
Corporate bonds	17,591	-	17,591
Municipal bonds	82,007	-	82,007	-
Total securities available for sale	$263,537	$-	$263,537	$-

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

The following table presents the Company's assets that were measured at fair value on a nonrecurring basis as of March 31, 2025 and December 31, 2024:

		Fair Value Measurements at March 31, 2025 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans	$180	$-	$-	$180

Description	Fair Value	Valuation Technique	Unobservable Inputs	Discount Rate
Assets:
Individually evaluated loans	$180	Market comparables	Discount applied to recent appraisal	20.0%

		Fair Value Measurements at December 31, 2024 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans	$352	$-	$-	$352

Description	Fair Value	Valuation Technique	Unobservable Inputs	Discount Rate
Assets:
Individually evaluated loans	$352	Market comparables	Discount applied to recent appraisal	20.0%

ASC 825, “Financial Instruments,” requires disclosures about fair value of financial instruments for interim periods and excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The Company uses the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis. The carrying values and estimated fair values of the Company's financial instruments as of March 31, 2025 and December 31, 2024 are as follows (dollars in thousands):

		Fair Value Measurements at March 31, 2025 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$29,573	$29,573	$-	$-	$29,573
Available for sale securities	262,923	-	262,923	-	262,923
Restricted securities	6,172	-	6,172	-	6,172
Loans, net	1,234,170	-	-	1,181,501	1,181,501
Bank owned life insurance	40,352	-	40,352	-	40,352
Accrued interest receivable	6,069	-	1,358	4,711	6,069

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$1,135,715	$-	$1,135,715	$-	$1,135,715
Certificates of deposit	298,498	-	298,489	-	298,489
Borrowings	20,000	-	19,948	-	19,948
Junior subordinated debt, net	3,518	-	3,518	-	3,518
Accrued interest payable	1,609	-	1,609	-	1,609

		Fair Value Measurements at December 31, 2024 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$17,103	$17,103	$-	$-	$17,103
Available for sale securities	263,537	-	263,537	-	263,537
Restricted securities	6,193	-	6,193	-	6,193
Loans, net	1,227,514	-	-	1,183,182	1,183,182
Bank owned life insurance	40,059	-	40,059	-	40,059
Accrued interest receivable	6,426	-	1,509	4,917	6,426

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$1,115,103	$-	$1,115,103	$-	$1,115,103
Certificates of deposit	308,443	-	308,856	-	308,856
Federal funds purchased	236	236	-	-	236
Borrowings	20,000	-	20,000	-	20,000
Junior subordinated debt, net	3,506	-	3,506	-	3,506
Accrued interest payable	1,837	-	1,837	-	1,837

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

Note 11. Other Comprehensive Income (Loss)

The following table presents the changes in each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2025 and March 31, 2024 (dollars in thousands):

AFS Securities
Accumulated other comprehensive loss at December 31, 2024	$(41,862)

Other comprehensive gain arising during the period	4,457
Related income tax effects	(936)
3,521

Accumulated other comprehensive loss at March 31, 2025	$(38,341)

AFS Securities
Accumulated other comprehensive loss at December 31, 2023	$(40,044)

Other comprehensive gain arising during the period	(3,179)
Related income tax effects	668
(2,511)

Reclassification into net income	4
Related income tax effects	(1)
3

Accumulated other comprehensive loss at March 31, 2024	$(42,552)

Reclassification into net income and the related income tax effects are reflected in the line items for Loss on sale of AFS, net and Provision for income taxes, respectively, on the Consolidated Statements of Income.

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

Segment information for the three months ended March 31, 2025 and 2024 is shown in the following tables (dollars in thousands). Note that asset information is not reported below, as the assets of VNB Trust & Estate Services are reported at the Bank level; also, assets specifically allocated to the lines of business other than the Bank are insignificant and are no longer provided to the chief operating decision maker.

Three months ended March 31, 2025	Bank	VNB Trust & Estate Services	Consolidated
Net interest income	$12,294	$-	$12,294
Recovery of credit losses	(160)	-	(160)
Net interest income after recovery of credit losses	$12,454	$-	$12,454

Noninterest income:
Wealth management fees	$-	$229	$229
Deposit account fees	307	-	307
Debit/credit card and ATM fees	370	-	370
Bank owned life insurance income	293	-	293
Gains on sale of assets, net	278	-	278
Other	283	-	283
Total noninterest income	$1,531	$229	$1,760

Noninterest expense:
Salaries and employee benefits	$3,697	$239	$3,936
Net occupancy	984	32	1,016
Equipment	182	4	186
Bank franchise tax	339	-	339
Computer software	256	-	256
Data processing	696	39	735
FDIC deposit insurance assessment	145	-	145
Marketing, advertising and promotion	254	-	254
Professional fees	222	34	256
Legal fees	236	-	236
Core deposit intangible amortization	295	-	295
Other	1,162	8	1,170
Total noninterest expense	$8,468	$356	$8,824

Income before income taxes	$5,517	$(127)	$5,390
Provision for (benefit of) income taxes	927	(26)	901
Net income (loss)	$4,590	$(101)	$4,489

Three months ended March 31,2024	Bank	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$10,936	$-	$-	10,936
Recovery of credit losses	(22)	-	-	(22)
Net interest income after recovery of credit losses	$10,958	$-	$-	10,958

Noninterest income:
Wealth management fees	$-	$236	$190	426
Deposit account fees	387	-	-	387
Debit/credit card and ATM fees	488	-	-	488
Bank owned life insurance income	275	-	-	275
Gains on sale of assets, net	39	-	-	39
Gain termination of interest rate swap	379	-	-	379
Losses on sales of AFS, net	(4)	-	-	(4)
Other	120	68	-	188
Total noninterest income	$1,684	$304	$190	$2,178

Noninterest expense:
Salaries and employee benefits	$3,775	$239	$138	4,152
Net occupancy	933	32	7	972
Equipment	160	5	6	171
Bank franchise tax	340	-	-	340
Computer software	208	-	-	208
Data processing	713	26	-	739
FDIC deposit insurance assessment	195	-	-	195
Marketing, advertising and promotion	247	1	-	248
Professional fees	185	40	27	252
Legal fees	71	-	-	71
Core deposit intangible amortization	343	-	-	343
Other	1,100	6	22	1,128
Total noninterest expense	$8,270	$349	$200	$8,819

Income before income taxes	$4,372	$(45)	$(10)	$4,317
Provision for (benefit of) income taxes	683	(10)	(2)	671
Net income (loss)	$3,689	$(35)	$(8)	$3,646

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

No shares were repurchased during the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company repurchased 874 shares at an average price of $29.60 per share and during calendar year 2024, a total of 20,350 shares were repurchased at an average price of $27.42.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements, and notes thereto, of Virginia National Bankshares Corporation included in this report and the audited consolidated financial statements, and notes thereto, of the Company included in the Company’s Form 10-K for the year ended December 31, 2024. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results for the year ending December 31, 2025 or any future period.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT COULD AFFECT FUTURE RESULTS

Certain statements in this release may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, statements with respect to the Company’s operations, performance, future strategy and goals, and are often characterized by use of qualified words such as “expect,” “believe,” “estimate,” “project,” “anticipate,” “intend,” “will,” “should,” or words of similar meaning or other statements concerning the opinions or judgment of the Company and its management about future events. While Company management believes such statements to be reasonable, future events and predictions are subject to circumstances that are not within the control of the Company and its management. Actual results may differ materially from those included in the forward-looking statements due to a number of factors, including, without limitation, the effects of and changes in: inflation, interest rates, market and monetary fluctuations; liquidity and capital requirements; market disruptions including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises, war and other military conflicts or other major events, the governmental and societal responses thereto, or the prospect of these events; changes, particularly declines, in general economic and market conditions in the local economies in which the Company operates, including the effects of declines in real estate values; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; the impact of changes in laws, regulations and guidance related to financial services including, but not limited to, taxes, banking, securities and insurance; changes in accounting principles, policies and guidelines; the financial condition of the Company’s borrowers; the Company's ability to attract, hire, train and retain qualified employees; an increase in unemployment levels; competitive pressures on loan and deposit pricing and demand; fluctuation in asset quality; assumptions underlying the Company’s ACL; the value of securities held in the Company's investment portfolio; performance of assets under management; cybersecurity threats or attacks and the development and maintenance of reliable electronic systems; changes in technology and their impact on the marketing of new products and services and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services; the risks and uncertainties described from time to time in the Company’s press releases and filings with the SEC; and the Company’s performance in managing the risks involved in any of the foregoing. Many of these factors and additional risks and uncertainties are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and other reports filed from time to time by the Company with the Securities and Exchange Commission. These statements speak only as of the date made, and the Company does not undertake to update any forward-looking statements to reflect changes or events that may occur after this release.

OVERVIEW

Our primary financial goal is to maximize the Company’s earnings to increase long-term shareholder value. We monitor three key financial performance measures to determine our success in realizing this goal: 1) return on average assets, 2) return on average equity, and 3) net income per share.

•
ROAA for the three months ended March 31, 2025 was 1.12% compared to 0.91% realized in the same period in the prior year, as net income was higher in the current period as compared to the same period in the prior year.
•
ROAE for the three months ended March 31, 2025 was 11.05% compared to 9.57% realized in same period in the prior year.
•
Net income per diluted share was $0.83 for the three months ended March 31, 2025, compared to $0.68 for the same period in the prior year. The period over period increase was predominantly due to the increase in net interest income, as described below.

We also manage our capital levels through growth, quarterly cash dividends, and share repurchases, when prudent, while maintaining a strong capital position. During the second quarter of 2023, the Board of Directors approved a share repurchase plan of up to 5% of outstanding common stock. Repurchases may be made through open market purchases or in privately negotiated transactions. The actual timing, number, and value of shares repurchased under the program will be determined by a committee of the Board. During the first half of 2024, 20,350 shares were repurchased. No additional repurchases were made during the second half of 2024 or the first quarter of 2025.

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

For additional information regarding critical accounting policies, refer to the Application of Critical Accounting Policies and Critical Accounting Estimates section under Item 8 in the Company’s 2024 Form 10-K.

FINANCIAL CONDITION

Total assets

The total assets of the Company as of March 31, 2025 were $1.6 billion. This is a $17.2 million, or 1.1%, increase from total assets reported at December 31, 2024 and a $14.5 million, or 0.9%, increase from total assets reported at March 31, 2024. For the three months ended March 31, 2025, funds from increased deposits were utilized to fund loan growth.

Securities

The Company’s investment securities portfolio as of March 31, 2025 totaled $269.1 million, a decrease of $0.6 million compared with the $269.7 million reported at December 31, 2024 and a $79.0 million decrease from the $348.0 million reported at March 31, 2024. The decrease from year-end and the prior year was part of a strategic decision to reinvest proceeds into higher yielding assets. At March 31, 2025 and December 31, 2024, the investment securities holdings represented 16.5% and 16.7% of the Company’s total assets, respectively.

The Company’s investment securities portfolio included restricted securities totaling $6.2 million as of March 31, 2025, December 31, 2024 and March 31, 2024. These securities represent stock in the FRB, the FHLB, CBB Financial Corporation (the holding company for Community Bankers' Bank), and an investment in an SBA loan fund. The level of FRB and FHLB stock that the Company is required to hold is determined in accordance with membership guidelines provided by the Federal Reserve and the FHLB, respectively. Stock ownership in the bank holding company for Community Bankers’ Bank provides the Company with several benefits that are not available to non-shareholder correspondent banks. None of these restricted securities are traded on the open market and can only be redeemed by the respective issuer.

At March 31, 2025, the unrestricted securities portfolio totaled $262.9 million. The following table summarizes the Company's AFS securities by type as of March 31, 2025, December 31, 2024, and March 31, 2024 (dollars in thousands):

	March 31, 2025		December 31, 2024		March 31, 2024
		% of		% of		% of
	Balance	Total	Balance	Total	Balance	Total
U.S. Government treasuries	$1,499	0.6%	$1,493	0.6%	$51,132	15.0%
U.S. Government agencies	27,697	10.5%	29,635	11.2%	36,451	10.7%
Mortgage-backed/CMOs	134,655	51.3%	132,811	50.4%	151,660	44.3%
Corporate bonds	17,700	6.7%	17,591	6.7%	19,163	5.6%
Municipal bonds	81,372	30.9%	82,007	31.1%	83,451	24.4%
Total available for sale securities	$262,923	100.0%	$263,537	100.0%	$341,857	100.0%

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

Total loans were $1.2 billion as of March 31, 2025, $1.2 billion as of December 31, 2024, and $1.1 billion as of March 31, 2024. Loans as a percentage of total assets at March 31, 2025 were 76.0%, compared to 69.7% as of March 31, 2024. Loans as a percentage of deposits at March 31, 2025 were 86.6%, compared to 78.8% as of March 31, 2024.

The following table summarizes the Company's loan portfolio by type of loan as of March 31, 2025, December 31, 2024, and March 31, 2024 (dollars in thousands):

	March 31, 2025		December 31, 2024		March 31, 2024
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial loans	$254,066	20.4%	$257,671	20.8%	$182,568	16.1%
Real estate mortgage:
Construction and land	35,176	2.8%	36,977	3.0%	33,371	3.0%
1-4 family residential mortgages	310,297	25.0%	313,610	25.4%	316,502	28.1%
Commercial mortgages	610,835	49.2%	593,496	48.1%	558,779	49.6%
Total real estate mortgage	956,308	77.0%	944,083	76.5%	908,652	80.7%
Consumer	32,124	2.6%	34,215	2.7%	36,948	3.2%
Total loans	$1,242,498	100.0%	$1,235,969	100.0%	$1,128,168	100.0%

Loan balances increased by $6.5 million, or 0.5%, from December 31, 2024 to March 31, 2025 and increased $114.3 million, or 10.1%, since March 31, 2024.

The following tables details the Company's levels of non-owner occupied commercial real estate as of March 31, 2025 and December 31, 2024, along with the average loan size and % of risk ratings for each category (dollars in thousands):

March 31, 2025

Loan Type	Balance	% of Total CRE	Average Loan Size	Special Mention	Sub- standard	Nonaccrual
Hotels	$45,543	14.34%	$5,693	0.00%	0.00%	0.00%
Office Building	67,786	21.34%	$797	0.00%	0.00%	0.00%
Warehouses/Industrial	59,243	18.65%	$2,194	1.04%	0.00%	0.00%
Retail	125,715	39.57%	$1,905	0.01%	0.83%	0.00%
Day Cares / Schools	9,985	3.14%	$1,248	15.01%	0.00%	0.00%
All Other Commercial Buildings	9,431	2.97%	$857	0.00%	0.00%	0.00%
Total Non-Owner Occupied CRE	$317,703

December 31, 2024

Loan Type	Balance	% of Total CRE	Average Loan Size	Special Mention	Sub- standard	Nonaccrual
Hotels	$45,840	14.80%	$5,730	0.00%	0.00%	0.00%
Office Building	61,893	19.98%	$764	0.00%	0.00%	0.00%
Warehouses/Industrial	61,243	19.77%	$2,112	1.04%	0.00%	0.00%
Retail	120,655	38.95%	$1,856	0.89%	0.00%	0.00%
Day Cares / Schools	10,606	3.42%	$1,178	14.25%	0.00%	0.00%
All Other Commercial Buildings	9,520	3.07%	$865	0.00%	0.00%	0.00%
Total Non-Owner Occupied CRE	$309,757

Loan quality

The Company continues to experience extremely low levels of NPAs, as a result of strict underwriting standards and practices. However, the economic environment in the Company's lending footprint could be impacted as persistent inflation, volatile interest rates, and other signs of recession materialize, which could increase NPAs in future periods.

Nonaccruals - Nonaccrual loans, comprised of sixteen loans to fifteen borrowers, totaled $2.8 million at March 31, 2025, compared to balances of $2.3 million and $2.2 million reported at December 31, 2024 and March 31, 2024, respectively.

Past Due Loans - The Company had loans in its portfolio totaling $2.3 million, $754 thousand and $876 thousand, as of March 31, 2025, December 31, 2024 and March 31, 2024, respectively, that were 90 or more days past due and still accruing interest as the Company deemed them to be collectible. The past due balance as of March 31, 2025 is comprised of two loans totaling $2.2 million which are 100% government-guaranteed, and eight student loans totaling $61 thousand.

Troubled Loan Modifications - No loans were modified during the three months ended March 31, 2025 or three months ended March 31, 2024. As of March 31, 2025, the Company had TLMs totaling $1.2 million.

Foreclosures - There was one loan secured by 1-4 family residential property, with a total balance of $183 thousand, in the process of foreclosure at March 31, 2025, and no loans in the process of foreclosure at December 31, 2024.

Management identifies potential problem loans through its periodic loan review process and considers potential problem loans as those loans classified as special mention, substandard, or doubtful.

Allowance for Credit Losses

The relationship of the ACL to total loans and nonaccrual loans appears below (dollars in thousands):

	March 31, 2025	December 31, 2024	March 31, 2024
Total loans	$1,242,498	$1,235,969	$1,128,168
Nonaccrual loans	$2,764	$2,267	$2,178
Allowance for credit losses	$8,328	$8,455	$8,289
Nonaccrual loans to total loans	0.22%	0.18%	0.19%
ACL to total loans	0.67%	0.68%	0.73%
ACL to nonaccrual loans	301.30%	372.96%	380.58%

The ACL on loans as a percentage of loans was 0.67% as of March 31, 2025, 0.68% as of December 31, 2024, and 0.73% as of March 31, 2024. The fair value mark that was allocated to the acquired loans was $21.3 million as of the Effective Date, with a remaining balance of $6.2 million as of March 31, 2025.

Recoveries of credit losses totaling $105 thousand and provision for credit losses of $11 thousand were recorded in the three months ended March 31, 2025 and 2024, respectively. The following is a summary of the changes in the ACL for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	2025	2024
Allowance for credit losses, December 31 of prior year	$8,455	$8,395
Charge-offs	(70)	(184)
Recoveries	48	67
(Recovery of) provision for credit losses	(105)	11
Allowance for credit losses, March 31	$8,328	$8,289

For additional insight into management’s approach and methodology in estimating the ACL, please refer to the earlier discussion of “Allowance for Credit Losses” in Note 5 of the Notes to Consolidated Financial Statements. In addition, Note 5 includes details regarding the rollforward of the allowance by loan portfolio segments. The rollforward tables indicate the activity for loans that are charged-off, amounts received from borrowers as recoveries of previously charged-off loan balances, and the allocation by loan portfolio segment of the provision made during the period. The events that can positively impact the amount of allowance in a given loan segment include any one or all of the following: the recovery of a previously charged-off loan balance; the decline in the amount of classified or delinquent loans in a loan segment from the previous period, which most commonly occurs when these loans are repaid or are foreclosed; or when there are improvements in the ratios used to estimate the probability of loan losses. Improvements to the ratios could include lower historical loss rates, improvements to any of the qualitative factors mentioned above, or reduced loss expectations for individually evaluated loans.

Management reviews the ACL on a quarterly basis to ensure it is adequate based upon the calculated probable losses inherent in the portfolio. Management believes the ACL was adequately provided for as of March 31, 2025 and acknowledges that should economic conditions worsen, we could experience further increases in our required ACL and record additional provision for credit loss exposure.

Premises and equipment

The Company’s premises and equipment, net of depreciation, as of March 31, 2025 totaled $12.5 million compared to $15.4 million as of December 31, 2024 and $15.9 million as of March 31, 2024, decreasing from prior year due to the sale of one building and normal depreciation. Premises and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed by the straight-line method based on the estimated useful lives of assets. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, assets and related accumulated depreciation are removed from the books, and any resulting gain or loss is charged to income.

As of March 31, 2025, the Company occupied twelve full-service and one limited-service banking facilities throughout Albemarle, Fauquier and Prince William counties and the cities of Charlottesville, Richmond, Manassas and Winchester, Virginia. The limited-service facility is a drive-through location at 301 East Water Street, Charlottesville, Virginia.

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

Leases

As of March 31, 2025, the Company has recorded $5.2 million of right-of-use assets and $5.0 million of lease liabilities, in accordance with ASU 2016-02 “Leases” (Topic 842). As of December 31, 2024, $5.6 million of right-of-use assets and $5.4 million of lease liabilities were included on the balance sheet. Right-of-use assets are assets that represent the Company’s right to use, or control the use of, a specified asset for the lease term, offset by the lease liability, which is the Company’s obligation to make lease payments arising from a lease, measured on a discounted basis. During the first quarter of 2024, the Company extended one branch lease for an additional five-year period.

Deposits

Deposit accounts represent the Company’s primary source of funds and are comprised of demand deposits, interest-bearing checking, money market, and savings accounts as well as time deposits. These deposits have been provided predominantly by individuals, businesses and charitable organizations in the Commonwealth of Virginia.

Total deposits as of March 31, 2025 were $1.4 billion, an increase of $10.7 million, or 0.7%, compared to December 31, 2024, and an increase of $2.2 million, or 0.2%, compared to March 31, 2024 (dollars in thousands).

	March 31, 2025		December 31, 2024		March 31, 2024
		% of		% of		% of
	Balance	Total	Balance	Total	Balance	Total
No cost and low cost deposits:
Noninterest demand deposits	$379,059	26.4%	$374,079	26.3%	$382,315	26.7%
Interest checking accounts	283,704	19.8%	303,405	21.3%	284,789	19.9%
Money market and savings deposit accounts	472,952	33.0%	437,619	30.7%	415,311	29.0%

Total noninterest and low cost deposit accounts	1,135,715	79.2%	1,115,103	78.3%	1,082,415	75.6%

Time deposit accounts:
Certificates of deposit	290,994	20.3%	303,564	21.3%	341,542	23.8%
CDARS deposits	7,504	0.5%	4,879	0.3%	8,015	0.6%
Total certificates of deposit and other time deposits	298,498	20.8%	308,443	21.7%	349,557	24.4%

Total deposit account balances	$1,434,213	100.0%	$1,423,546	100.0%	$1,431,972	100.0%

Noninterest-bearing demand deposits on March 31, 2025 were $379.1 million, representing 26.4% of total deposits. Interest-bearing transaction, money market, and savings accounts totaled $756.7 million, and represented 52.8% of total deposits at March 31, 2025. Collectively, noninterest-bearing and interest-bearing transaction, money market and savings accounts represented 79.2% of total deposit accounts at March 31, 2025. These account types are an excellent source of low-cost funding for the Company.

The Company also offers insured cash sweep deposit products. ICS® deposit balances of $30.2 million and $147.4 million are included in the interest checking accounts and in the money market and savings deposit accounts balances, respectively, in the table above, as of March 31, 2025. As of December 31, 2024, ICS® deposit balances of $22.8 million and $105.9 million are included in the interest checking accounts and in the money market and savings deposit account balances, respectively. All ICS® accounts consist of reciprocal balances for the Company’s customers. The Company currently holds no brokered or specialty CDs.

The remaining 20.8% of total deposits consisted of certificates of deposit and other time deposit accounts totaling $298.5 million at March 31, 2025. Included in these deposit totals are CDARSTM, whereby depositors can obtain FDIC deposit insurance on account balances of up to $50 million. CDARSTM deposits totaled $7.5 million as of March 31, 2025 and $4.9 million as of December 31, 2024, all of which were reciprocal balances for the Company’s customers.

As of March 31, 2025 and December 31, 2024, the estimated amounts of uninsured deposits were $331.9 million, or 24.0% and $360.0 million, or 25.5% of total deposits, respectively.

Borrowings

Borrowings, consisting primarily of FHLB advances, are additional sources of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company's ability to earn a favorable spread on the funds obtained. During the first three months of 2025, the Company took down and repaid $52.6 million in advances, leaving the outstanding borrowings at $20.0 million; advance activity is a component in the ongoing strategy to enhance the margin and meet funding opportunities as available.

As of March 31, 2025, based on the FHLB’s evaluation, the Company has an available credit position of $403 million, for which access can be negotiated based on multiple factors. The Company currently has a collateral dependent line of credit with the FHLB for $110.6 million, secured by commercial mortgages, with borrowings of $20.0 million as of March 31, 2025. As of December 31, 2024, there were $20.0 million in outstanding borrowings with the FHLB.

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

Junior Subordinated Debt

In 2006, a subsidiary of Fauquier, Fauquier Statutory Trust II, privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Fauquier’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. As of March 31, 2025 and December 31, 2024, total capital securities were $3.5 million, as adjusted to fair value as of the date of the Merger. Historically, the interest rate on the capital security reset every three months at 1.70% above the then current three-month LIBOR and was paid quarterly. With the cessation of LIBOR, on September 13, 2023, the rate converted to a spread adjustment of 0.03% plus a margin of 1.70% above the three-month CME Term SOFR.

The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

Shareholders' equity and regulatory capital ratios

The following table displays the changes in shareholders' equity for the Company from December 31, 2024 to March 31, 2025 (dollars in thousands):

Equity, December 31, 2024	$160,302
Net income	4,489
Other comprehensive income	3,521
Cash dividends declared	(1,779)
Equity increase due to expensing of stock options	34
Equity increase due to expensing of restricted stock	214
Equity, March 31, 2025	$166,781

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

The Company’s Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios were 18.12%, 18.12%, 18.92% and 11.83%, respectively, as of March 31, 2025, thus exceeding the minimum requirements. The Bank’s Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios were 17.95%, 17.95%, 18.76% and 11.71%, respectively, as of March 31, 2025, also exceeding the minimum requirements.

As of March 31, 2025, the Bank exceeded all of the following minimum capital ratios in order to be considered “well capitalized” under the PCA regulations, as revised: (i) a common equity Tier 1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%.

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

Management believes that the use of these non-GAAP measures provides meaningful information about operating performance by enhancing comparability with other financial periods, other financial institutions, and between different sources of interest income. The non-GAAP measures used by management enhance comparability by excluding the effects of (1) items that do not reflect ongoing operating performance, (2) balances of intangible assets, including goodwill, that vary significantly between institutions, and (3) tax benefits that are not consistent across different opportunities for investment. These non-GAAP financial measures should not be considered, or more important than, an alternative to GAAP-basis financial statements, and other banks and bank holding companies may define or calculate these or similar measures differently. Net income is discussed in Management’s Discussion and Analysis on a GAAP basis unless noted as “non-GAAP.”

A reconcilement of the non-GAAP financial measures used by the Company to evaluate and measure the Company's performance to the most directly comparable GAAP financial measures is presented below (dollars in thousands, except for the per share data):

	As of or for the Three Months Ended
	March 31, 2025	March 31, 2024
Fully tax-equivalent measures
Net interest income (GAAP)	$12,295	$10,936
Fully tax-equivalent adjustment	85	87
Net interest income (FTE) (non-GAAP)	$12,380	$11,023

Efficiency ratio (GAAP)	62.8%	67.2%
Fully tax-equivalent adjustment	-0.4%	-0.4%
Efficiency ratio (FTE) (non-GAAP)	62.4%	66.8%

Net interest margin (GAAP)	3.26%	2.91%
Fully tax-equivalent adjustment	0.02%	0.02%
Net interest margin (FTE) (non-GAAP)	3.28%	2.93%

Other financial measures
Book value per share (GAAP)	$30.93	$28.31
Impact of intangible assets	(2.09)	(2.32)
Tangible book value per share (non-GAAP)	$28.84	$25.99

Total equity (GAAP)	$166,781	$152,577
Impact of intangible assets	(11,265)	(12,518)
Tangible equity (non-GAAP)	$155,516	$140,059

Net income

Net income for the three months ended March 31, 2025 was $4.5 million, a $843 thousand increase compared to $3.6 million reported for the three months ended March 31, 2024. Net income per diluted share was $0.83 for the three months ended March 31, 2025 compared to $0.68 per diluted share for the same period in the prior year.

The increase in net income for the period noted above is primarily the result of increased net interest income, as discussed in more detail below.

Net interest income

Net interest margin (FTE) is the ratio of net interest income (FTE) to average earning assets for the period. The level of interest rates, together with the volume and mix of earning assets and interest-bearing liabilities, impact net interest income (FTE) and net interest margin (FTE).

Net interest income (FTE) for the three months ended March 31, 2025 was $12.4 million, a $1.4 million increase compared to net interest income (FTE) of $11.0 million for the three months ended March 31, 2024. The net interest margin (FTE) of 3.28% for the three months ended March 31, 2025 was 35 bps higher than the 2.93% realized during the three months ended March 31, 2024. The main driver of this increase was increased volume of loans; the increase in average loan balances, from $1.1 billion for the three months ended March 31, 2024 to $1.2 billion for the three months ended March 31, 2025, positively impacted interest income by $1.5 million. This increase was partially offset by the decrease in the average balances of securities, decreasing from $370.3 million in the three months ended March 31, 2024 to $271.5 in the three months ended March 31, 2025, negatively impacting interest income (FTE) by $694 thousand period over period. Interest expense decreased $912 thousand, positively impacting net interest income (FTE) and net interest margin (FTE), compared to the same period in the prior year. Overall, the cost of interest-bearing deposits decreased 30 bps period over period, from 273 bps to 243 bps.

Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP net interest margin.

The following tables detail the average balance sheet, including an analysis of net interest income (FTE) for earning assets and interest-bearing liabilities, for the three months ended March 31, 2025 and 2024. These tables also include rate/volume analyses for these same periods (dollars in thousands).

Consolidated Average Balance Sheet and Analysis of Net Interest Income

	For the Three Months Ended
	March 31, 2025			March 31, 2024			Change in Interest Income/ Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to : [4]		Total
	Balance	Income/	Yield/Cost	Balance	Income/	Yield/Cost	Volume	Rate	Increase/
		Expense			Expense				(Decrease)
ASSETS
Interest Earning Assets:
Securities:
Taxable Securities	$205,705	$1,424	2.77%	$303,736	$2,277	3.00%	$(689)	$(164)	$(853)
Tax Exempt Securities [1]	65,780	409	2.49%	66,589	413	2.48%	(5)	1	(4)
Total Securities [1]	271,485	1,833	2.70%	370,325	2,690	2.91%	(694)	(163)	(857)
Loans:
Real Estate	946,762	13,386	5.73%	905,485	12,543	5.57%	580	263	843
Commercial	253,559	3,091	4.94%	174,377	2,424	5.59%	994	(327)	667
Consumer	33,199	556	6.79%	37,708	694	7.40%	(79)	(59)	(138)
Total Loans	1,233,520	17,033	5.60%	1,117,570	15,661	5.64%	1,495	(123)	1,372
Federal funds sold	16,876	184	4.42%	17,624	239	5.45%	(10)	(45)	(55)
Other interest-bearing deposits	7,694	42	2.21%	8,405	57	2.73%	(5)	(10)	(15)
Total Earning Assets	1,529,575	19,092	5.06%	1,513,924	18,647	4.95%	786	(341)	445
Less: Allowance for Credit Losses	(8,494)			(8,413)
Total Non-Earning Assets	108,278			109,862
Total Assets	$1,629,359			$1,615,373

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$274,777	$69	0.10%	$282,825	$71	0.10%	$(2)	$0	$(2)
Money Market and Savings Deposits	464,405	3,003	2.62%	411,973	2,922	2.85%	352	(271)	81
Time Deposits	306,331	3,054	4.04%	341,083	4,050	4.78%	(387)	(609)	(996)
Total Interest-Bearing Deposits	1,045,513	6,126	2.38%	1,035,881	7,043	2.73%	(37)	(880)	(917)
Federal funds purchased	558	7	5.09%	495	7	5.69%	1	(1)	-
Borrowings	42,765	509	4.83%	42,154	486	4.64%	7	16	23
Junior subordinated debt	3,511	70	8.09%	3,465	88	10.21%	3	(21)	(18)
Total Interest-Bearing Liabilities	1,092,347	6,712	2.49%	1,081,995	7,624	2.83%	(26)	(886)	(912)
Non-Interest-Bearing Liabilities:
Demand deposits	362,354			368,535
Other liabilities	9,872			11,537
Total Liabilities	1,464,573			1,462,067
Shareholders' Equity	164,786			153,306
Total Liabilities & Shareholders' Equity	$1,629,359			$1,615,373
Net Interest Income (FTE)		$12,380			$11,023		$812	$545	$1,357
Interest Rate Spread [2]			2.57%			2.12%
Cost of Funds			1.87%			2.11%
Interest Expense as a Percentage of Average Earning Assets			1.78%			2.03%
Net Interest Margin (FTE) [3]			3.28%			2.93%

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

Provision for credit losses

A recovery of provision for credit losses of $160 thousand was recognized during the three months ended March 31, 2025 compared to a recovery of $22 thousand recognized during the three months ended March 31, 2024. The first quarter 2025 recovery of provision for credit losses was comprised of $105 thousand of recovery of provision for loan losses and $55 thousand of recovery of provision for losses on unfunded commitments, primarily attributed to declines in balances within loan pools that had higher loss rates and a decline in unfunded construction commitments, respectively.

The decrease in unfunded commitment reserve from the prior quarter, and therefore the recovery of provision related thereto, was almost entirely due to the decrease in the balances of unfunded construction loans, declining from $21.1 million as of December 31, 2024 to $16.4 million as of March 31, 2025.

Further discussion of management’s assessment of the ACL is provided earlier in the report and in Note 5 – Allowance for Credit Losses, found in the Notes to the Consolidated Financial Statements. In management’s opinion, the ACL was adequately provided for at March 31, 2025. The ACL calculation, provision for credit losses, asset quality and collateral values may be significantly impacted by deterioration in economic conditions. Should economic conditions worsen, we could experience further increases in our required ACL and record additional provision for credit loss exposure.

Noninterest income

The components of noninterest income for the three months ended March 31, 2025 and 2024 are shown below (dollars in thousands):

	For the Three Months Ended		Variance
	March 31, 2025	March 31, 2024	$	%
Noninterest income:
Wealth management fees	$229	$426	$(197)	-46.2%
Deposit account fees	307	387	(80)	-20.7%
Debit/credit card and ATM fees	370	488	(118)	-24.2%
Bank owned life insurance income	293	275	18	6.5%
Gains on sale of assets, net	278	39	239	612.8%
Gain on early redemption of debt	-	379	(379)	-100.0%
Loss on sales of AFS, net	-	(4)	4	-100.0%
Other	283	188	95	50.5%
Total noninterest income	$1,760	$2,178	$(418)	-19.2%

Noninterest income for the three months ended March 31, 2025 of $1.8 million was $418 thousand or 19.2% less than the amount recorded for the three months ended March 31, 2024, as a gain on early redemption of debt of $379 thousand and Masonry wealth management fees of $190 thousand were recognized in the prior year first quarter and not repeated in 2025. The declines were partially offset by a gain on the sale of a branch building of $278 thousand in the current year first quarter.

Noninterest expense

The components of noninterest expense for the three months ended March 31, 2025 and 2024 are shown below (dollars in thousands):

	For the Three Months Ended		Variance
	March 31, 2025	March 31, 2024	$	%
Noninterest expense:
Salaries and employee benefits	$3,936	$4,152	$(216)	-5.2%
Net occupancy	1,016	972	44	4.5%
Equipment	186	171	15	8.8%
Bank franchise tax	339	340	(1)	-0.3%
Computer software	256	208	48	23.1%
Data processing	735	739	(4)	-0.5%
FDIC deposit insurance assessment	145	195	(50)	-25.6%
Marketing, advertising and promotion	254	248	6	2.4%
Professional fees	256	252	4	1.6%
Legal fees	236	71	165	232.4%
Core deposit intangible amortization	295	343	(48)	-14.0%
Other	1,170	1,128	42	3.7%
Total noninterest expense	$8,824	$8,819	$5	0.1%

Noninterest expense for the quarter ended March 31, 2025 of $8.8 million remained flat, increasing a mere $5 thousand, or 0.1%, compared to the quarter ended March 31, 2024. Decreased compensation expense of $216 thousand due to lower headcount was partially offset by increased legal fees of $165 thousand related to special projects and general inflationary increases in the costs of other services.

Provision for Income Taxes

For the three months ended March 31, 2025 and 2024, the Company provided $901 thousand and $671 thousand for Federal income taxes, respectively, resulting in effective income tax rates of 16.7% and 15.5%, respectively. For each period, the effective income tax rate differed from the U.S. statutory rate of 21% due to the recognition of low-income housing tax credits and the effect of tax-exempt income from municipal bonds and income from bank owned life insurance policies. The effective tax rate for the prior year period was lower than the current year due to the application of prior period tax adjustments.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

During the quarter ended March 31, 2025, there have been no material changes from the risk factors described in the Company’s Form 10-K for the year ended December 31, 2024. The risks described may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that are currently considered not to be material also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Sales of Unregistered Securities - None

(b) Use of Proceeds - Not Applicable

(c) Issuer Purchases of Securities

Stock Repurchase Program; Other Repurchases

On June 28, 2023, the Company's Board of Directors approved a share repurchase plan of up to 5% of outstanding common stock. The program was announced in a Current Report on Form 8-K on July 17, 2023. The first repurchases of stock under this plan occurred in February 2024. There were no shares of our common stock repurchased during the three months ended March 31, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

Trading Arrangements - During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

(a)
Required 8-K disclosures.

None

(b)
Changes in procedures for director nominations by security holders.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1	302 Certification of Principal Executive Officer

31.2	302 Certification of Principal Financial Officer

32.1	906 Certification

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline eXtensible Business Reporting Language, pursuant to Rule 405 of Regulation S-T (1): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Shareholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101.0)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA NATIONAL BANKSHARES CORPORATION
(Registrant)

/s/ Glenn W. Rust
Glenn W. Rust
President and Chief Executive Officer (principal executive officer)

Date:	May 9, 2025

/s/ Tara Y. Harrison
Tara Y. Harrison
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)
Date:	May 9, 2025