Form 10-Q
period 2025-06-30
Virginia National Bankshares Corp
filed 2025-08-12
CIK 1572334

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes ☐ No ☒

As of August 11, 2025, the registrant had 5,391,979 shares of common stock, $2.50 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30, 2025	December 31, 2024 *
ASSETS	Unaudited
Cash and due from banks	$5,999	$5,311
Interest-bearing deposits in other banks	9,840	11,792
Federal funds sold	22,683	-
Securities:
Available for sale, at fair value	254,909	263,537
Restricted securities, at cost	8,120	6,193
Total securities	263,029	269,730
Loans, net of deferred fees and costs	1,241,712	1,235,969
Allowance for credit losses	(8,347)	(8,455)
Loans, net	1,233,365	1,227,514
Premises and equipment, net	12,204	15,383
Bank owned life insurance	40,659	40,059
Goodwill	7,768	7,768
Core deposit intangible, net	3,213	3,792
Right of use asset, net	7,032	5,551
Deferred tax asset, net	14,084	15,407
Accrued interest receivable and other assets	15,046	14,519
Total assets	$1,634,922	$1,616,826
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest bearing	$384,538	$374,079
Interest bearing	266,012	303,405
Money market and savings deposit accounts	457,077	437,619
Certificates of deposit and other time deposits	281,438	308,443
Total deposits	1,389,065	1,423,546
Federal funds purchased	-	236
Borrowings	61,000	20,000
Junior subordinated debt, net	3,530	3,506
Lease liability	6,888	5,389
Accrued interest payable and other liabilities	3,667	3,847
Total liabilities	1,464,150	1,456,524
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, $2.50 par value	-	-
Common stock, $2.50 par value	13,318	13,263
Capital surplus	106,834	106,394
Retained earnings	87,514	82,507
Accumulated other comprehensive loss	(36,894)	(41,862)
Total shareholders' equity	170,772	160,302
Total liabilities and shareholders' equity	$1,634,922	$1,616,826

Common shares outstanding	5,391,979	5,370,912
Common shares authorized	10,000,000	10,000,000
Preferred shares outstanding	-	-
Preferred shares authorized	2,000,000	2,000,000

* Derived from audited Consolidated Financial Statements

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest and dividend income:
Loans, including fees	$17,330	$16,242	$34,363	$31,903
Federal funds sold	64	160	248	399
Other interest-bearing deposits	45	58	87	115
Investment securities:
Taxable	1,265	1,776	2,574	3,935
Tax exempt	323	327	646	653
Dividends	109	100	224	218
Total interest and dividend income	19,136	18,663	38,142	37,223

Interest expense:
Demand deposits	67	68	136	139
Money market and savings deposits	2,927	2,952	5,930	5,874
Certificates and other time deposits	2,670	3,982	5,724	8,032
Borrowings	582	388	1,091	874
Federal funds purchased	18	9	25	16
Junior subordinated debt	76	83	146	171
Total interest expense	6,340	7,482	13,052	15,106
Net interest income	12,796	11,181	25,090	22,117
Provision for (recovery of) credit losses	3	(338)	(157)	(360)
Net interest income after provision for (recovery of) credit losses	12,793	11,519	25,247	22,477

Noninterest income:
Wealth management fees	206	240	435	666
Deposit account fees	293	338	600	725
Debit/credit card and ATM fees	355	523	725	1,011
Bank owned life insurance income	307	289	600	564
Gains (losses) on sale of assets, net	-	(3)	278	36
Gain on early redemption of debt	-	-	-	379
Loss on sales of AFS, net	-	-	-	(4)
Other	150	304	433	492
Total noninterest income	1,311	1,691	3,071	3,869

Noninterest expense:
Salaries and employee benefits	3,863	3,850	7,799	8,002
Net occupancy	889	865	1,905	1,837
Equipment	202	167	388	338
Bank franchise tax	489	345	828	685
Computer software	266	276	522	484
Data processing	732	579	1,467	1,318
FDIC deposit insurance assessment	145	180	290	375
Marketing, advertising and promotion	179	157	433	405
Professional fees	331	190	587	442
Legal fees	225	9	461	80
Core deposit intangible amortization	284	332	579	675
Other	1,076	1,172	2,246	2,300
Total noninterest expense	8,681	8,122	17,505	16,941

Income before income taxes	5,423	5,088	10,813	9,405
Provision for income taxes	1,185	929	2,086	1,600
Net income	$4,238	$4,159	$8,727	$7,805

Net income per common share, basic	$0.79	$0.77	$1.62	$1.45
Net income per common share, diluted	$0.78	$0.77	$1.61	$1.45
Weighted average common shares outstanding, basic	5,391,979	5,377,055	5,385,461	5,371,972
Weighted average common shares outstanding, diluted	5,417,900	5,385,770	5,410,430	5,382,980

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income	$4,238	$4,159	$8,727	$7,805
Other comprehensive income (loss):
Unrealized gains (losses) on securities, net of tax of $385 and $1,321 for the three and six months ended June 30, 2025, respectively, and net of tax benefit of ($116) and ($783) for the three and six months ended June 30, 2024, respectively	1,447	(436)	4,968	(2,947)
Reclassification adjustment for realized losses on securities, net of tax of $1 for the six months ended June 30, 2024	—	—	—	3
Total other comprehensive income (loss)	1,447	(436)	4,968	(2,944)
Total comprehensive income	$5,685	$3,723	$13,695	$4,861

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Dollars in thousands, except per share data)

(Unaudited)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2023	$13,258	$106,045	$73,781	$(40,044)	$153,040
Stock option expense	-	24	-	-	24
Restricted stock grant expense	-	171	-	-	171
Vested stock grants	21	(21)	-	-	-
Shares repurchased	(2)	(24)	-	-	(26)
Cash dividends declared ($0.33 per share)	-	-	(1,770)	-	(1,770)
Net income	-	-	3,646	-	3,646
Other comprehensive loss	-	-	-	(2,508)	(2,508)
Balance, March 31, 2024	$13,277	$106,195	$75,657	$(42,552)	$152,577
Stock option expense	-	35	-	-	35
Restricted stock grant expense	-	217	-	-	217
Vested stock grants	28	(28)	-	-	-
Shares repurchased	(49)	(484)	-	-	(533)
Cash dividends declared ($0.33 per share)	-	-	(1,772)	-	(1,772)
Net income	-	-	4,159	-	4,159
Adjustment for Masonry Capital distribution	-	-	(83)	-	(83)
Other comprehensive loss	-	-	-	(436)	(436)
Balance, June 30, 2024	$13,256	$105,935	$77,961	$(42,988)	$154,164

Balance, December 31, 2024	$13,263	$106,394	$82,507	$(41,862)	$160,302
Stock option expense	-	34	-	-	34
Restricted stock grant expense	-	214	-	-	214
Vested stock grants	33	(33)	-	-	-
Cash dividends declared ($0.33 per share)	-	-	(1,779)	-	(1,779)
Net income	-	-	4,489	-	4,489
Other comprehensive income	-	-	-	3,521	3,521
Balance, March 31, 2025	$13,296	$106,609	$85,217	$(38,341)	$166,781
Stock option expense	-	35	-	-	35
Restricted stock grant expense	-	212	-	-	212
Vested stock grants	22	(22)	-	-	-
Cash dividends declared ($0.36 per share)	-	-	(1,941)	-	(1,941)
Net income	-	-	4,238	-	4,238
Other comprehensive income	-	-	-	1,447	1,447
Balance, June 30, 2025	$13,318	$106,834	$87,514	$(36,894)	$170,772

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the six months ended
	June 30, 2025	June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,727	$7,805
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of credit losses	(157)	(360)
Net accretion of certain acquisition-related adjustments	(1,038)	(1,139)
Amortization of intangible assets	579	675
Net amortization of securities	398	120
Net losses on sale of AFS	-	4
Net gain on early redemption of debt	-	(379)
Net gains on sale of assets	(278)	(36)
Earnings on bank owned life insurance	(600)	(564)
Depreciation and other amortization	1,553	1,479
Stock option expense	69	59
Restricted stock expense	426	388
Net change in:
Accrued interest receivable and other assets	(527)	(10,859)
Accrued interest payable and other liabilities	(322)	(443)
Net cash provided by (used in) operating activities	8,830	(3,250)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in restricted investments	(1,927)	1,718
Proceeds from maturities, calls, sales and principal payments of available for sale securities	14,519	132,041
Net change in loans	(5,328)	(64,393)
Proceeds from sale of premises and equipment	3,047	104
Purchase of bank premises and equipment	(285)	(428)
Net cash provided by investing activities	10,026	69,042

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand deposits, money market and savings accounts	(7,476)	(52,166)
Net change in certificates of deposit and other time deposits	(27,005)	16,909
Net change in Federal funds purchased	(236)	(1,024)
Net change in other borrowings	41,000	(36,500)
Repurchase of shares of stock	-	(559)
Cash dividends paid	(3,720)	(3,542)
Net cash provided by (used in) financing activities	2,563	(76,882)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$21,419	$(11,090)

CASH AND CASH EQUIVALENTS:
Beginning of period	$17,103	$28,390
End of period	$38,522	$17,300

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$13,503	$15,127
Taxes	2,090	1,530
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized gains (losses) on available for sale securities	$6,289	$(3,727)
Initial right-of-use assets obtained in exchange for new operating lease liabilities	2,338	281

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2025

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

Nature of Operations: The accompanying unaudited consolidated financial statements include the accounts of the Company, and its subsidiary Virginia National Bank, and for the first quarter of 2024 presentation, its former subsidiary Masonry Capital Management, LLC, a registered investment advisor. Effective April 1, 2024, the Company sold the membership interests in Masonry Capital to an officer of the Company. Subsequent to the date of sale, the Company will receive an annual revenue-share amount for a period of six years. The Bank offers a full range of banking and related financial services to meet the needs of individuals, businesses and charitable organizations, including the fiduciary services of VNB Trust and Estate Services. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation: The preparation of financial statements in conformity with GAAP and the reporting guidelines prescribed by regulatory authorities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the ACL, goodwill and core deposit intangible assets and fair value measurements. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Reclassifications: If needed, certain previously reported amounts have been reclassified to conform to current period presentation. No such reclassifications were considered material.

Note 2. Recent Significant Accounting Pronouncements

Expense Disaggregation Disclosures - In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The FASB subsequently issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

SEC Related Disclosure Improvements - In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” This ASU incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. The Company does not expect the adoption of ASU 2023-06 to have a material impact on its consolidated financial statements.

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

Note 3. Securities

The amortized cost and fair values of securities available for sale as of June 30, 2025 and December 31, 2024 were as follows (dollars in thousands):

June 30, 2025		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	34,753	-	(4,092)	30,661
Mortgage-backed/CMOs	150,228	17	(20,911)	129,334
Corporate bonds	13,832	-	(52)	13,780
Municipal bonds	102,797	2	(21,665)	81,134
Total Securities Available for Sale	$301,610	$19	$(46,720)	$254,909

December 31, 2024		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government treasuries	$1,500	$-	$(7)	$1,493
U.S. Government agencies	34,998	-	(5,363)	29,635
Mortgage-backed/CMOs	158,554	14	(25,757)	132,811
Corporate bonds	17,782	-	(191)	17,591
Municipal bonds	103,693	-	(21,686)	82,007
Total Securities Available for Sale	$316,527	$14	$(53,004)	$263,537

As of June 30, 2025, there were $250.8 million or 265 issues of individual securities, held in an unrealized loss position. These securities have an unrealized loss of $46.7 million and consist of 115 mortgage-backed/collateralized mortgage obligations, 124 municipal bonds, 19 agency bonds, and 7 corporate bonds.

Accrued interest receivable on AFS securities as of June 30, 2025 and December 31, 2024 amounted to $1.4 and $1.5 million, respectively.

The following tables summarize all securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, for which no allowance for credit losses was recorded, at June 30, 2025, and December 31, 2024 (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
June 30, 2025	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	-	-	30,604	(4,092)	30,604	(4,092)
Mortgage-backed/CMOs	-	-	127,281	(20,911)	127,281	(20,911)
Corporate bonds	-	-	13,780	(52)	13,780	(52)
Municipal bonds	1,328	(15)	77,767	(21,650)	79,095	(21,665)
	$1,328	$(15)	$249,432	$(46,705)	$250,760	$(46,720)

	Less than 12 Months		12 Months or More		Total
December 31, 2024	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government treasuries	$-	$-	$1,493	$(7)	$1,493	$(7)
U.S. Government agencies	-	-	29,551	(5,363)	$29,551	$(5,363)
Mortgage-backed/CMOs	-	-	130,128	(25,757)	$130,128	$(25,757)
Corporate bonds	-	-	17,591	(191)	$17,591	$(191)
Municipal bonds	2,284	(19)	78,648	(21,667)	$80,932	$(21,686)
	$2,284	$(19)	$257,411	$(52,985)	$259,695	$(53,004)

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

Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality. In addition, issuers have continued to make timely payments of principal and interest. Accordingly, as of June 30, 2025, management believes the impairments detailed in the table above are temporary, and no credit loss has been realized in the Company’s consolidated statements of income. Additionally, management has the ability to hold any security with an unrealized loss until maturity or until such time as the value of the security has recovered from its unrealized loss position.

Securities pledged as collateral to secure public deposits and to facilitate borrowing from the FRB had carrying values of $22.7 million and $21.9 million at June 30, 2025 and December 31, 2024, respectively.

There were no sales of AFS securities during the six months ended June 30, 2025. During the six months ended June 30, 2024, the Company sold AFS securities with a total book value of $39.6 million, incurring a pre-tax loss of $4 thousand. These sales were executed as the result of a strategic decision to reinvest proceeds into higher yielding assets.

Restricted securities are securities with limited marketability and consist of stock in the FRB, the Federal Home Loan Bank of Atlanta, CBB Financial Corporation (the holding company for Community Bankers' Bank) and an investment in an SBA loan fund. These restricted securities, totaling $8.1 million and $6.2 million as of June 30, 2025 and December 31, 2024, respectively, are carried at cost.

The amortized cost and fair value of AFS debt securities at June 30, 2025 are presented below based upon contractual maturities, by major investment categories (dollars in thousands). Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

	Amortized Cost	Fair Value
U.S. Government agencies
After one year to five years	$12,194	$11,206
After five years to ten years	20,559	17,920
Ten years or more	2,000	1,535
	$34,753	$30,661
Mortgage-backed/CMOs
One year or less	$1,456	$1,441
After one year to five years	3,485	3,333
After five years to ten years	5,044	4,832
Ten years or more	140,243	119,728
	$150,228	$129,334
Corporate bonds
One year or less	$7,997	$7,974
After one year to five years	5,835	5,806
	$13,832	$13,780
Municipal bonds
After one year to five years	$7,151	$6,975
After five years to ten years	22,275	20,298
Ten years or more	73,371	53,861
	$102,797	$81,134

Total Debt Securities Available for Sale	$301,610	$254,909

Note 4. Loans

The composition of the loan portfolio by major loan classifications at June 30, 2025 and December 31, 2024, stated at their face amount, net of deferred fees and costs and discounts, including fair value marks, appears below (dollars in thousands). The Company has elected to exclude accrued interest receivable, totaling $4.8 million and $4.9 million as of June 30, 2025 and December 31, 2024, respectively, from the amortized cost basis of loans.

	June 30,	December 31,
	2025	2024
Commercial	$261,841	$257,671
Real estate construction and land	25,465	36,977
1-4 family residential mortgages	306,564	313,610
Commercial mortgages	616,336	593,496
Consumer	31,506	34,215
Total loans	1,241,712	1,235,969
Less: Allowance for credit losses	(8,347)	(8,455)
Net loans	$1,233,365	$1,227,514

The balances in the table above include unamortized premiums and net deferred loan costs and fees. As of June 30, 2025 and December 31, 2024, unamortized premiums from purchases of loans (excluding loans acquired during the Merger) were $10.8 million, and $10.3 million, respectively, due primarily to purchases of government-guaranteed loans. Net deferred loan costs and fees totaled $3.0 million as of June 30, 2025 and $3.1 million as of December 31, 2024, respectively.

Consumer loans include $60 thousand and $36 thousand of demand deposit overdrafts as of June 30, 2025 and December 31, 2024, respectively.

Loans acquired in business combinations are recorded in the consolidated balance sheets at fair value at the acquisition date under the acquisition method of accounting. The fair value mark as of the Effective Date was $23.1 million. The table above includes a remaining net fair value mark of $5.7 million as of June 30, 2025 on the Acquired Loans.

The following table shows the aging of the Company's loan portfolio, by class, at June 30, 2025 (dollars in thousands):

	30-59 Days	60-89 Days	90 Days or More Past Due and Still Accruing	Nonaccrual Loans	Current Loans	Total Loans

Commercial	$1,983	$4,727	$5,147	$-	$249,984	$261,841
Real estate construction and land	-	-	-	-	25,465	25,465
1-4 family residential mortgages	921	369	-	2,614	302,660	306,564
Commercial mortgages	118	-	-	-	616,218	616,336
Consumer loans	52	68	31	-	31,355	31,506
Total Loans	$3,074	$5,164	$5,178	$2,614	$1,225,682	$1,241,712

The following table shows the aging of the Company's loan portfolio, by class, at December 31, 2024 (dollars in thousands):

	30-59 Days	60-89 Days	90 Days or More	Nonaccrual Loans	Current Loans	Total Loans

Commercial	$9,173	$354	$705	$-	$247,439	$257,671
Real estate construction and land	-	-	-	-	36,977	36,977
1-4 family residential mortgages	1,131	317	-	2,267	309,895	313,610
Commercial mortgages	-	-	-	-	593,496	593,496
Consumer loans	66	90	49	-	34,010	34,215
Total Loans	$10,370	$761	$754	$2,267	$1,221,817	$1,235,969

The following table shows the Company's amortized cost basis of loans on nonaccrual status as of June 30, 2025 (dollars in thousands). All nonaccrual loans are evaluated for an ACL on an individual basis. As of June 30, 2025, only one nonaccrual loan required an ACL, in the amount of $4 thousand, due to collateral value shortfall, and as of December 31, 2024, only one nonaccrual loan required an ACL, in the amount of $28 thousand, also due to collateral value shortfall.

June 30, 2025
	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial	$-	$-	$-
Real estate construction and land	-	-	-
1-4 family residential mortgages	2,430	184	2,614
Commercial mortgages	-	-	-
Consumer	-	-	-
Total Nonaccrual Loans	$2,430	$184	$2,614

The following table shows the Company's amortized cost basis of loans on nonaccrual status as of December 31, 2024 (dollars in thousands).

December 31, 2024
	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial	$-	$-	$-
Real estate construction and land	-	-	-
1-4 family residential mortgages	1,887	380	2,267
Commercial mortgages	-	-	-
Consumer	-	-	-
Total Nonaccrual Loans	$1,887	$380	$2,267

Troubled loan modifications

From time to time, the Company modifies loans to borrowers who are experiencing financial difficulties by providing term extensions, interest rate reductions or other-than-insignificant payment delays. As the effect of most modifications is already included in the ACL due to the measurement methodologies used in its estimate, the ACL is typically not adjusted upon modification. During the three months ended June 30, 2025 and 2024 and the six months ended June 30, 2025, no loans were modified to borrowers who were experiencing financial difficulty. During the first quarter of 2024, one 1-4 family residential mortgage loan was modified for a borrower experiencing financial difficulties, in the amount of $703 thousand and representing 0.002% of this loan segment, by extending the interest-only term and maintaining the original interest rate.

The Company closely monitors the performance of all modified loans to understand the effectiveness of its modification efforts. Upon determination, if applicable, that all or a portion of a modified loan is uncollectible, that amount is charged against the ACL. One loan that has been modified by the Bank is in payment default as of June 30, 2025 as the loan is greater than 90 days past due.

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

Management has elected to perform an individual evaluation on all loans in nonaccrual status. As of June 30, 2025, after reviewing each loan in nonaccrual status, a specific reserve of $4 thousand was established. As of December 31, 2024, a specific reserve of $28 thousand was established.

The primary driver in the change in reserves from December 31, 2024 to June 30, 2025 was the decline in the balances and the loss rates associated with student loans. The ACL associated with student loans declined from $650 thousand to $527 thousand period over period, due to declining balances within the portfolio and improvement in loss rate from 4.03% as of December 31, 2024 to 3.64% as of June 30, 2025.

The following table shows the ACL activity by loan portfolio for the six months ended June 30, 2025 (dollars in thousands):

	Commercial Loans	Real Estate Construction and Land	1-4 Family Residential Mortgages	Commercial Mortgages	Consumer Loans	Total
Allowance for Credit Losses:
Balance as of beginning of year	$760	$737	$2,551	$3,533	$874	$8,455
Charge-offs	(6)	-	-	-	(64)	(70)
Recoveries	4	-	1	1	42	48
Provision for (recovery of) credit losses	(66)	(12)	(36)	39	(30)	(105)
Balance as of March 31, 2025	$692	$725	$2,516	$3,573	$822	$8,328
Charge-offs	(9)	-	-	-	(102)	(111)
Recoveries	5	-	-	1	34	40
Provision for (recovery of) credit losses	155	(269)	(101)	297	8	90
Balance as of June 30, 2025	$843	$456	$2,415	$3,871	$762	$8,347

The following table shows the ACL activity by loan portfolio at December 31, 2024 (dollars in thousands):

	Commercial Loans	Real Estate Construction and Land	1-4 Family Residential Mortgages	Commercial Mortgages	Consumer Loans	Total
Allowance for Credit Losses:
Balance as of beginning of year	$193	$462	$1,492	$5,261	$987	$8,395
Charge-offs	(288)	-	-	-	(471)	(759)
Recoveries	723	-	11	573	230	1,537
Provision for (recovery of) credit losses	132	275	1,048	(2,301)	128	(718)
Ending Balance, December 31, 2024	$760	$737	$2,551	$3,533	$874	$8,455

The following table presents a breakdown of the provision for (recovery of) credit losses for the periods indicated (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Recovery of credit losses:
Provision for (recovery of) loan losses	$90	$(519)	$(15)	$(508)
Provision for (recovery of) unfunded commitments	(87)	181	(142)	148
Total	$3	$(338)	$(157)	$(360)

The following table presents the Company's amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to those loans as of the periods indicated (dollars in thousands):

	June 30, 2025		December 31, 2024
	Real Estate Secured Loans	Allowance for Credit Losses - Loans	Real Estate Secured Loans	Allowance for Credit Losses - Loans
1-4 family residential mortgages	2,614	4	2,267	28
Total	$2,614	$4	$2,267	$28

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

The following table presents the Company's recorded investment in loans by credit quality indicators by year of origination as of June 30, 2025 (dollars in thousands). Current period gross write-off amounts represent write-offs for the six months ended June 30, 2025 (dollars in thousands):

	June 30, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Loans Converted to Term	Total
Commercial
Pass	21,258	97,594	90,992	10,810	$1,578	$23,478	$14,971	$-	$260,681
Watch	61	-	-	-	-	-	-	-	61
Special Mention	-	-	-	576	-	212	1	-	789
Substandard	-	39	67	133	27	44	-	-	310
Total commercial	$21,319	$97,633	$91,059	$11,519	$1,605	$23,734	$14,972	$-	$261,841
Current period gross write-off	$-	$-	$1	$-	$-	$9	$5	$-	$15
.
Real estate construction and land
Pass	$2,666	$2,141	$7,615	$378	$2,283	$2,346	$-	$-	$17,429
Watch	-	-	-	-	-	215	-	-	215
Special Mention	-	-	-	6,121	-	504	-	-	6,625
Substandard	-	-	1,040	-	156	-	-	-	1,196
Total real estate construction and land	$2,666	$2,141	$8,655	$6,499	$2,439	$3,065	$-	$-	$25,465
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-
.
1-4 family residential mortgages
Pass	$3,857	$22,916	$17,311	$10,164	$47,663	$160,872	$15,885	$164	$278,832
Watch	-	198	-	1,141	2,320	5,407	-	-	9,066
Special Mention	-	206	990	270	164	3,825	399	113	5,967
Substandard	-	322	4,742	1,757	3,218	1,722	938	-	12,699
Total 1-4 family residential mortgage	$3,857	$23,642	$23,043	$13,332	$53,365	$171,826	$17,222	$277	$306,564
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-
.
Commercial mortgages
Pass	$31,070	$105,432	$113,544	$38,297	$38,595	$263,731	$1,175	$-	$591,844
Watch	109	79	1,758	-	1,382	10,946	-	-	14,274
Special Mention	-	799	-	-	1,354	1,030	-	-	3,183
Substandard	-	-	992	-	-	6,043	-	-	7,035
Total commercial mortgages	$31,179	$106,310	$116,294	$38,297	$41,331	$281,750	$1,175	$-	$616,336
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass	$286	$627	$1,083	$46	$192	$15,932	$13,169	$-	$31,335
Watch	-	-	-	-	-	48	-	-	48
Special Mention	-	2	1	-	-	63	3	-	69
Substandard	-	-	-	-	22	31	1	-	54
Total consumer	$286	$629	$1,084	$46	$214	$16,074	$13,173	$-	$31,506
Current period gross write-off	$-	$-	$-	$-	$2	$164	$-	$-	$166

The following table presents the Company's recorded investment in loans by credit quality indicators by year of origination as of December 31, 2024 (dollars in thousands). Current period gross write-off amounts represent write-offs for the year ended December 31, 2024 (dollars in thousands):

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

Note 6. Goodwill and Other Intangible Assets

The carrying amount of goodwill was $7.8 million at June 30, 2025, December 31, 2024 and June 30, 2024, resulting from the Merger.

The Company had $3.2 million, $3.8 million and $4.4 million of other intangible assets as of June 30, 2025, December 31, 2024 and June 30, 2024, respectively. Other intangible assets were recognized in connection with the core deposits acquired from Fauquier in 2021. The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets (dollars in thousands):

	June 30, 2025		December 31, 2024		June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible	$9,660	$(6,447)	$9,660	$(5,868)	$9,660	$(5,242)

Amortization expense was $284 thousand and $332 thousand for the three months ended June 30, 2025 and 2024, respectively, and $579 thousand and $675 thousand for the six months ended June 30, 2025 and 2024, respectively.

Estimated future amortization expense as of June 30, 2025 is as follows (dollars in thousands):

Core
Deposit
Intangible
For the six months ending December 31, 2025	$531
For the year ending December 31, 2026	918
For the year ending December 31, 2027	726
For the year ending December 31, 2028	535
For the year ending December 31, 2029	343
Thereafter	160
Total	$3,213

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

The following tables present information about the Company’s leases (dollars in thousands):

	June 30, 2025	December 31, 2024
Lease liability	$6,888	$5,389
Right-of-use asset	$7,032	$5,551
Weighted average remaining lease term	5.27 years	5.14 years
Weighted average discount rate	3.47%	3.02%

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Expense:	2025	2024	2025	2024
Operating lease cost	$424	$412	$850	$841
Short-term lease expense	11	18	22	30
Total lease expense	$435	$430	$872	$871
Cash paid for amounts included in lease liabilities	$404	$395	$807	$783

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Undiscounted Cash Flow	June 30, 2025
Six months ending December 31, 2025	$809
Twelve months ending December 31, 2026	1,642
Twelve months ending December 31, 2027	1,556
Twelve months ending December 31, 2028	1,444
Twelve months ending December 31, 2029	1,054
Thereafter	1,089
Total undiscounted cash flows	$7,594
Less: Discount	(706)
Lease liability	$6,888

Note 8. Net Income Per Share

The table below shows the weighted average number of shares used in computing net income per common share and the effect of the weighted average number of shares of potential dilutive common stock for the three and six months ended June 30, 2025 and 2024. Diluted net income per share is computed based on the weighted average number of shares of common stock equivalents outstanding, to the extent dilutive. The Company’s common stock equivalents relate to outstanding common stock options. The recipients of unvested restricted shares have full voting and dividend rights, and as such, unvested restricted stock as of June 30, 2025 and June 30, 2024 is included in the calculation of basic and diluted net income per share (dollars below reported in thousands except per share data).

Three Months Ended	June 30, 2025			June 30, 2024
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic net income per share	$4,238	5,391,979	$0.79	$4,159	5,377,055	$0.77
Effect of dilutive stock options	-	25,921	(0.01)	-	8,715	-
Diluted net income per share	$4,238	5,417,900	$0.78	$4,159	5,385,770	$0.77

Six Months Ended	June 30, 2025			June 30, 2024
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic net income per share	$8,727	5,385,461	$1.62	$7,805	5,371,972	$1.45
Effect of dilutive stock options	-	24,969	(0.01)	-	11,008	-
Diluted net income per share	$8,727	$5,410,430	$1.61	$7,805	5,382,980	$1.45

For the three and six months ended June 30, 2025, there were 101,864 and 119,464 option shares, respectively, considered anti-dilutive and excluded from this calculation. For the three and six months ended June 30, 2024, there were 149,001 option shares considered anti-dilutive and excluded from this calculation.

Note 9. Stock Incentive Plans

At the Annual Shareholders Meeting on June 23, 2022, shareholders approved the Virginia National Bankshares Corporation 2022 Stock Incentive Plan. The 2022 Plan made available up to 150,000 shares of the Company’s common stock to be issued to plan participants. The 2022 Plan provides for granting of both incentive and nonqualified stock options, as well as restricted stock, unrestricted stock and other stock based awards. No new grants can be issued under the 2014 Stock Incentive Plan or the 2005 Stock Incentive Plan as those plans have expired. At the Annual Meeting of Shareholders on July 24, 2025, an amendment to the 2022 Plan to increase the shares available for issuance under the plan by 150,000 shares was approved.

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

A summary of the shares issued and available under each of the Plans is shown below as of June 30, 2025. Share data and exercise price range per share have been adjusted to reflect prior issued stock dividends. Although the 2014 Plan and the 2005 Plan have expired and no new grants will be issued under those plans, there were options issued before the plans expired that are still outstanding as shown below.

	2022 Plan	2014 Plan
Aggregate shares issuable	150,000	275,625
Options issued, net of forfeited and expired options	(47,683)	(174,006)
Unrestricted stock issued	-	(11,635)
Restricted stock grants issued, net of forfeited	(65,280)	(83,653)
Cancelled due to Plan expiration	-	(6,331)
Remaining available for grant	37,037	-

Restricted stock grants issued and outstanding:
Total vested and unvested shares	65,280	95,888
Fully vested shares	15,786	80,490

Stock option grants issued and outstanding:
Total vested and unvested shares	61,900	164,084
Fully vested shares	10,425	146,643

Exercise price range	$25.10 to $39.01	$23.75 to $42.62

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

Stock Options

Changes in the stock options outstanding related to the Plans are summarized below (dollars in thousands except per share data):

	June 30, 2025
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2025	223,001	$33.22	$-
Issued	8,200	35.03	-
Exercised	-	-	-
Forfeited	(5,217)	(40.78)	-
Expired	-	-	-
Outstanding at June 30, 2025	225,984	$33.11	$1,223

Options exercisable at June 30, 2025	157,068	$33.97	$800

For both the three months ended June 30, 2025 and 2024, the Company recognized $35 thousand in compensation expense for stock options. For the six months ended June 30, 2025 and 2024, the Company recognized $69 thousand and $59 thousand, respectively, in compensation expense for stock options. As of June 30, 2025, there was $378 thousand in unrecognized compensation expense remaining to be recognized in future reporting periods through 2030. The fair value of any stock option grant is estimated at the grant date using the Black-Scholes pricing model. There were stock options grants of 2,600 issued during the three months ended June 30, 2025, and 32,900 issued in the second quarter of 2024. During the six months ended June 30, 2025 and 2024, there were stock option grants of 8,200 shares and 41,300 shares granted, respectively.

Summary information pertaining to options outstanding at June 30, 2025 is shown below. Share and per share data have been adjusted to reflect the prior stock dividends issued.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$23.75 to $30.00	101,300	6.4 Years	$25.85	65,745	$25.21
$30.01 to $40.00	71,140	6.7 Years	36.29	37,780	36.97
$40.01 to $42.62	53,544	2.9 Years	42.62	53,543	42.62
Total	225,984	5.7 Years	$33.11	157,068	$33.97

Stock Grants

Restricted stock grants – 21,068 restricted shares were granted to employees and non-employee directors, vesting over a four-year period, during the six months ended June 30, 2025. For the three and six months ended June 30, 2025, $212 thousand and $426 thousand, respectively, were expensed as a result of restricted stock grants. As of June 30, 2025, there was $2.1 million in unrecognized compensation expense for all restricted stock grants remaining to be recognized in future reporting periods through 2029.

Changes in the restricted stock grants outstanding during the six months ended June 30, 2025 are summarized below (dollars in thousands except per share data):

	June 30, 2025
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested as of January 1, 2025	65,889	$31.96	$2,438
Issued	21,068	36.09	779
Vested	(22,065)	(31.94)	(816)
Forfeited	-	-	-
Nonvested at June 30, 2025	64,892	$33.31	$2,401

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

The following tables present the balances measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (dollars in thousands):

		Fair Value Measurements at June 30, 2025 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$30,661	$-	$30,661	$-
Mortgage-backed/CMOs	129,334	-	129,334	-
Corporate bonds	13,780	-	13,780	-
Municipal bonds	81,134	-	81,134	-
Total securities available for sale	$254,909	$-	$254,909	$-

		Fair Value Measurements at December 31, 2024 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government treasuries	$1,493	$-	$1,493	$-
U.S. Government agencies	29,635	-	29,635	-
Mortgage-backed/CMOs	132,811	-	132,811	-
Corporate bonds	17,591	-	17,591
Municipal bonds	82,007	-	82,007	-
Total securities available for sale	$263,537	$-	$263,537	$-

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

The following table presents the Company's assets that were measured at fair value on a nonrecurring basis as of June 30, 2025 and December 31, 2024:

		Fair Value Measurements at June 30, 2025 Using:
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

The Company uses the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis. The carrying values and estimated fair values of the Company's financial instruments as of June 30, 2025 and December 31, 2024 are as follows (dollars in thousands):

		Fair Value Measurements at June 30, 2025 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$38,522	$38,522	$-	$-	$38,522
Available for sale securities	254,909	-	254,909	-	254,909
Restricted securities	8,120	-	8,120	-	8,120
Loans, net	1,233,365	-	-	1,185,883	1,185,883
Bank owned life insurance	40,659	-	40,659	-	40,659
Accrued interest receivable	6,270	-	1,418	4,852	6,270

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$1,107,627	$-	$1,107,627	$-	$1,107,627
Certificates of deposit	281,438	-	281,426	-	281,426
Borrowings	61,000	-	60,978	-	60,978
Junior subordinated debt, net	3,530	-	3,530	-	3,530
Accrued interest payable	1,386	-	1,386	-	1,386

		Fair Value Measurements at December 31, 2024 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$17,103	$17,103	$-	$-	$17,103
Available for sale securities	263,537	-	263,537	-	263,537
Restricted securities	6,193	-	6,193	-	6,193
Loans, net	1,227,514	-	-	1,183,182	1,183,182
Bank owned life insurance	40,059	-	40,059	-	40,059
Accrued interest receivable	6,426	-	1,509	4,917	6,426

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$1,115,103	$-	$1,115,103	$-	$1,115,103
Certificates of deposit	308,443	-	308,856	-	308,856
Federal funds purchased	236	236	-	-	236
Borrowings	20,000	-	20,000	-	20,000
Junior subordinated debt, net	3,506	-	3,506	-	3,506
Accrued interest payable	1,837	-	1,837	-	1,837

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

Note 11. Other Comprehensive Income (Loss)

The following table presents the changes in each component of accumulated other comprehensive income (loss) as of June 30, 2025 and June 30, 2024 (dollars in thousands).

AFS Securities
Accumulated other comprehensive loss at December 31, 2024	$(41,862)

Other comprehensive gain arising during the period	6,289
Related income tax effects	(1,321)
4,968

Accumulated other comprehensive loss at June 30, 2025	$(36,894)

AFS Securities
Accumulated other comprehensive loss at December 31, 2023	$(40,044)

Other comprehensive loss arising during the period	(3,730)
Related income tax effects	783
(2,947)

Reclassification into net income	4
Related income tax effects	(1)
3

Accumulated other comprehensive loss at June 30, 2024	$(42,988)

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

Segment information for the three and six months ended June 30, 2025 and 2024 is shown in the following tables (dollars in thousands). Note that asset information is not reported below, as the assets of VNB Trust & Estate Services are reported at the Bank level; also, assets specifically allocated to the lines of business other than the Bank are insignificant and are no longer provided to the chief operating decision maker.

Three months ended June 30, 2025	Bank	VNB Trust & Estate Services	Consolidated
Net interest income	$12,796	$-	$12,796
Provision for credit losses	3	-	3
Net interest income after provision for credit losses	$12,793	$-	$12,793

Noninterest income:
Wealth management fees	$-	$206	$206
Deposit account fees	293	-	293
Debit/credit card and ATM fees	355	-	355
Bank owned life insurance income	307	-	307
Other	150	-	150
Total noninterest income	$1,105	$206	$1,311

Noninterest expense:
Salaries and employee benefits	$3,612	$251	$3,863
Net occupancy	856	33	889
Equipment	198	4	202
Bank franchise tax	489	-	489
Computer software	266	-	266
Data processing	693	39	732
FDIC deposit insurance assessment	145	-	145
Marketing, advertising and promotion	179	-	179
Professional fees	297	34	331
Legal fees	225	-	225
Core deposit intangible amortization	284	-	284
Other	1,068	8	1,076
Total noninterest expense	$8,312	$369	$8,681

Income before income taxes	$5,586	$(163)	$5,423
Provision for (benefit of) income taxes	1,219	(34)	1,185
Net income (loss)	$4,367	$(129)	$4,238

For the six months ended June 30, 2025	Bank	VNB Trust & Estate Services	Consolidated
Net interest income	$25,090	$-	$25,090
Recovery of credit losses	(157)	-	(157)
Net interest income after recovery of credit losses	$25,247	$-	$25,247

Noninterest income:
Wealth management fees	$-	$435	$435
Deposit account fees	600	-	600
Debit/credit card and ATM fees	725	-	725
Bank owned life insurance income	600	-	600
Gains on sale of assets, net	278	-	278
Other	433	-	433
Total noninterest income	$2,636	$435	$3,071

Noninterest expense:
Salaries and employee benefits	$7,309	$490	$7,799
Net occupancy	1,840	65	1,905
Equipment	381	7	388
Bank franchise tax	828	-	828
Computer software	522	-	522
Data processing	1,388	79	1,467
FDIC deposit insurance assessment	290	-	290
Marketing, advertising and promotion	433	-	433
Professional fees	517	70	587
Legal fees	461	-	461
Core deposit intangible amortization	579	-	579
Other	2,232	14	2,246
Total noninterest expense	$16,780	$725	$17,505

Income before income taxes	$11,103	$(290)	$10,813
Provision for (benefit of) income taxes	2,146	(60)	2,086
Net income (loss)	$8,957	$(230)	$8,727

Three months ended June 30,2024	Bank	VNB Trust & Estate Services	Consolidated
Net interest income	$11,181	$-	$11,181
Recovery of credit losses	(338)	-	(338)
Net interest income after recovery of credit losses	$11,519	$-	$11,519

Noninterest income:
Wealth management fees	$1	$239	$240
Deposit account fees	338	-	338
Debit/credit card and ATM fees	523	-	523
Bank owned life insurance income	289	-	289
Gains on sale of assets, net	(3)	-	(3)
Other	304	-	304
Total noninterest income	$1,452	$239	$1,691

Noninterest expense:
Salaries and employee benefits	$3,609	$241	$3,850
Net occupancy	833	32	865
Equipment	163	4	167
Bank franchise tax	345	-	345
Computer software	276	-	276
Data processing	570	9	579
FDIC deposit insurance assessment	180	-	180
Marketing, advertising and promotion	157	-	157
Professional fees	178	12	190
Legal fees	9	-	9
Core deposit intangible amortization	332	-	332
Other	1,162	10	1,172
Total noninterest expense	$7,814	$308	$8,122

Income before income taxes	$5,157	$(69)	$5,088
Provision for (benefit of) income taxes	943	(14)	929
Net income (loss)	$4,214	$(55)	$4,159

For the six months ended June 30,2024	Bank	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$22,117	$-	$-	$22,117
Recovery of credit losses	(360)	-	-	(360)
Net interest income after recovery of credit losses	$22,477	$-	$-	$22,477

Noninterest income:
Wealth management fees	$1	$475	$190	$666
Deposit account fees	725	-	-	725
Debit/credit card and ATM fees	1,011	-	-	1,011
Bank owned life insurance income	564	-	-	564
Gains on sale of assets, net	36	-	-	36
Gain termination of interest rate swap	379	-	-	379
Losses on sales of AFS, net	(4)	-	-	(4)
Other	424	68	-	492
Total noninterest income	$3,136	$543	$190	$3,869

Noninterest expense:
Salaries and employee benefits	$7,384	$480	$138	$8,002
Net occupancy	1,765	65	7	1,837
Equipment	323	9	6	338
Bank franchise tax	685	-	-	685
Computer software	484	-	-	484
Data processing	1,283	35	-	1,318
FDIC deposit insurance assessment	375	-	-	375
Marketing, advertising and promotion	404	1	-	405
Professional fees	362	53	27	442
Legal fees	80	-	-	80
Core deposit intangible amortization	675	-	-	675
Other	2,264	14	22	2,300
Total noninterest expense	$16,084	$657	$200	$16,941

Income before income taxes	$9,529	$(114)	$(10)	$9,405
Provision for (benefit of) income taxes	1,626	(24)	(2)	1,600
Net income (loss)	$7,903	$(90)	$(8)	$7,805

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

Since the approval of the plan, through June 30, 2025, a total of 20,350 shares have been repurchased at an average price of $27.42. No shares were repurchased during the three and six months ended June 30, 2025 and 2024.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements, and notes thereto, of Virginia National Bankshares Corporation included in this report and the audited consolidated financial statements, and notes thereto, of the Company included in the Company’s Form 10-K for the year ended December 31, 2024. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results for the year ending December 31, 2025 or any future period.

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

•
ROAA for the three months ended June 30, 2025 remained consistent when compared to the three months ended June 30, 2024, at 1.05%. ROAA for the six months ended June 30, 2025 was 1.08% compared to 0.98% realized in the same period in the prior year, as net income was higher in the current period as compared to the same period in the prior year.
•
ROAE for the three months ended June 30, 2025 was 10.05% compared to 11.07% realized in same period in the prior year. ROAE for the six months ended June 30, 2025 was 10.54% compared to 10.31% realized in the same period in the prior year.
•
Net income per diluted share was $0.78 for the three months ended June 30, 2025, compared to $0.77 for the same period in the prior year. Net income per diluted share was $1.61 for the six months ended June 30, 2025, compared to $1.45 for the same period in the prior year. The period over period increases were due to the rise in net income, as described below.

•
Tangible book value per share increased to $29.63 as of June 30, 2025, compared to $26.44 as of June 30, 2024. The increase is the result of total equity increasing period over period, coupled with the offsetting impact of intangible assets declining over the same period.

We manage our capital levels through growth, quarterly cash dividends, share repurchases, when prudent, while maintaining a strong capital position. During the second quarter of 2023, the Board of Directors approved a share repurchase plan of up to 5% of outstanding common stock. Repurchases may be made through open market purchases or in privately negotiated transactions. The actual timing, number, and value of shares repurchased under the program will be determined by a committee of the Board. During the first half of 2024, 20,350 shares have been repurchased. No shares have been repurchased in 2025.

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

FINANCIAL CONDITION

Total assets

The total assets of the Company as of June 30, 2025 were $1.6 billion. This is an $18.1 million, or 1.1%, increase from total assets reported at December 31, 2024 and a $61.1 million, or 3.9%, increase from total assets reported at June 30, 2024. Maturities and paydowns within the securities portfolio are being held in overnight investments to fund loan growth as demands arise. In addition, increases of $41.0 million in borrowings since December 31, 2024 have offset deposit contraction as management has continued intentional positioning to curb interest rates.

Securities

The Company’s investment securities portfolio as of June 30, 2025 totaled $263.0 million, a decrease of $6.7 million compared with the $269.7 million reported at December 31, 2024 and a $28.3 million decrease from the $291.4 million reported at June 30, 2024. The decrease from year-end and the prior year was part of a strategic decision to reinvest proceeds into higher yielding assets. At June 30, 2025 and December 31, 2024, the investment securities holdings represented 16.1% and 16.7% of the Company’s total assets, respectively.

The Company’s investment securities portfolio included restricted securities totaling $8.1 million as of June 30, 2025, compared to $6.2 million as of December 31, 2024 and $6.7 million as of June 30, 2024. These securities represent stock in the FRB, the FHLB, CBB Financial Corporation (the holding company for Community Bankers' Bank), and an investment in an SBA loan fund. The level of FRB and FHLB stock that the Company is required to hold is determined in accordance with membership guidelines provided by the Federal Reserve and the FHLB, respectively. Stock ownership in the bank holding company for Community Bankers’ Bank provides the Company with several benefits that are not available to non-shareholder correspondent banks. None of these restricted securities are traded on the open market and can only be redeemed by the respective issuer.

At June 30, 2025, the unrestricted securities portfolio totaled $254.9 million. The following table summarizes the Company's AFS securities by type as of June 30, 2025, December 31, 2024, and June 30, 2024 (dollars in thousands):

	June 30, 2025		December 31, 2024		June 30, 2024
		% of		% of		% of
	Balance	Total	Balance	Total	Balance	Total
U.S. Government treasuries	$—	—	$1,493	0.6%	$11,433	4.0%
U.S. Government agencies	30,661	12.0%	29,635	11.2%	26,537	9.3%
Mortgage-backed/CMOs	129,334	50.7%	132,811	50.4%	146,085	51.3%
Corporate bonds	13,780	5.4%	17,591	6.7%	18,244	6.4%
Municipal bonds	81,134	31.9%	82,007	31.1%	82,399	29.0%
Total available for sale securities	$254,909	100.0%	$263,537	100.0%	$284,698	100.0%

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

Total loans were $1.2 billion as of June 30, 2025, December 31, 2024, and June 30, 2024. Loans as a percentage of total assets at June 30, 2025 were 75.9%, compared to 73.6% as of June 30, 2024. Loans as a percentage of deposits at June 30, 2025 were 89.4%, compared to 84.3% as of June 30, 2024.

The following table summarizes the Company's loan portfolio by type of loan as of June 30, 2025, December 31, 2024, and June 30, 2024 (dollars in thousands):

	June 30, 2025		December 31, 2024		June 30, 2024
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial loans	$261,841	21.1%	$257,671	20.8%	$222,677	19.2%
Real estate mortgage:
Construction and land	25,465	2.1%	36,977	3.0%	36,908	3.2%
1-4 family residential mortgages	306,564	24.7%	313,610	25.4%	307,055	26.5%
Commercial mortgages	616,336	49.6%	593,496	48.1%	553,455	47.8%
Total real estate mortgage	948,365	76.4%	944,083	76.5%	897,418	77.5%
Consumer	31,506	2.5%	34,215	2.7%	38,119	3.3%
Total loans	$1,241,712	100.0%	$1,235,969	100.0%	$1,158,214	100.0%

Loan balances increased by $5.7 million or 0.5% from December 31, 2024 to June 30, 2025. During the first half of 2025, the Company funded $40.7 million in organic loan production and purchased $17.2 million in government guaranteed loans. Paydowns and normal amortization of $52.2 million offset the loans funded during the first half of the current year.

The following table details the Company's levels of non-owner occupied commercial real estate as of June 30, 2025, along with the average loan size and % of risk ratings for each category (dollars in thousands):

Loan Type	Balance	% of Total CRE	Average Loan Size	Special Mention	Sub- standard	Nonaccrual
Hotels	$43,528	13.73%	$6,218	0.00%	0.00%	0.00%
Office Building	67,071	21.16%	$789	0.00%	0.00%	0.00%
Warehouses/Industrial	58,482	18.45%	$2,089	1.01%	0.00%	0.00%
Retail	124,730	39.35%	$1,890	0.01%	0.83%	0.00%
Day Cares / Schools	11,911	3.76%	$1,489	0.00%	0.00%	0.00%
All Other Commercial Buildings	11,269	3.55%	$939	0.00%	0.00%	0.00%
Total Non-Owner Occupied CRE	$316,991

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

Nonaccruals - Nonaccrual loans, comprised of fourteen loans to thirteen borrowers, totaled $2.6 million at June 30, 2025, compared to balances of $2.3 million and $2.4 million reported at December 31, 2024 and June 30, 2024, respectively.

Past Due Loans - The Company had loans in its portfolio totaling $5.2 million, $754 thousand and $1.6 million, as of June 30, 2025, December 31, 2024 and June 30, 2024, respectively, that were 90 or more days past due and still accruing interest as the Company deemed them to be collectible. The past due balance as of June 30, 2025 is comprised of six loans totaling $5.1 million which are 100% government-guaranteed, and four student loans totaling $31 thousand.

Troubled Loan Modifications - No loans were modified during the three months ended June 30, 2025. During the first quarter of 2024, one loan was modified for a borrower experiencing financial difficulties, totaling $703 thousand. As of June 30, 2025, the Company had TLMs totaling $1.2 million.

Management identifies potential problem loans through its periodic loan review process and considers potential problem loans as those loans classified as special mention, substandard, or doubtful.

Allowance for Credit Losses

The relationship of the ACL to total loans and nonaccrual loans appears below (dollars in thousands):

	June 30, 2025	December 31, 2024	June 30, 2024
Total loans	$1,241,712	$1,235,969	$1,158,214
Nonaccrual loans	$2,614	$2,267	$2,365
Allowance for credit losses	$8,347	$8,455	$8,028
Nonaccrual loans to total loans	0.21%	0.18%	0.20%
ACL to total loans	0.67%	0.68%	0.69%
ACL to nonaccrual loans	319.32%	372.96%	339.45%

The ACL on loans as a percentage of loans was 0.67% as of June 30, 2025, 0.68% as of December 31, 2024, and 0.69% as of June 30, 2024. The fair value mark that was allocated to the acquired loans was $21.3 million as of the Effective Date, with a remaining balance of $5.7 million as of June 30, 2025.

Recoveries of credit losses totaling $15 thousand and $508 thousand were recorded in the six months ended June 30, 2025 and 2024, respectively. The following is a summary of the changes in the ACL for the six months ended June 30, 2025 and 2024 (dollars in thousands):

	2025	2024
Allowance for credit losses, December 31 of prior year	$8,455	$8,395
Charge-offs	(181)	(359)
Recoveries	88	500
Recovery of credit losses	(15)	(508)
Allowance for credit losses, June 30	$8,347	$8,028

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

Management reviews the ACL on a quarterly basis to ensure it is adequate based upon the calculated probable losses inherent in the portfolio. Management believes the ACL was adequately provided for as of June 30, 2025 and acknowledges that the ACL may increase throughout the year as economic conditions may continue to deteriorate for the foreseeable future.

Premises and equipment

The Company’s premises and equipment, net of depreciation, as of June 30, 2025 totaled $12.2 million compared to $15.4 million as of December 31, 2024 and $15.8 million as of June 30, 2024, decreasing from prior year due to the sale of a branch facility in the first quarter of 2025. Premises and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed by the straight-line method based on the estimated useful lives of assets. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, assets and related accumulated depreciation are removed from the books, and any resulting gain or loss is charged to income.

As of June 30, 2025, the Company occupied thirteen full-service banking facilities throughout Albemarle, Fauquier and Prince William counties and the cities of Charlottesville, Richmond, Manassas and Winchester, Virginia. The Company also operates a drive-through location at 301 East Water Street, Charlottesville, Virginia.

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

Leases

As of June 30, 2025, the Company has recorded $7.0 million of right-of-use assets and $6.9 million of lease liabilities, in accordance with ASU 2016-02 “Leases” (Topic 842). As of December 31, 2024, $5.6 million of right-of-use assets and $5.4 million of lease liabilities were included on the balance sheet. Right-of-use assets are assets that represent the Company’s right to use, or control the use of, a specified asset for the lease term, offset by the lease liability, which is the Company’s obligation to make lease payments arising from a lease, measured on a discounted basis. During the second quarter of 2025, the Company extended the ground lease associated with the Pantops headquarters for an additional five-year period. During the first quarter of 2024, the Company extended one branch lease for an additional five-year period.

Deposits

Deposit accounts represent the Company’s primary source of funds and are comprised of demand deposits, interest-bearing checking, money market, and savings accounts as well as time deposits. These deposits have been provided predominantly by individuals, businesses and charitable organizations in the Commonwealth of Virginia.

Total deposits as of June 30, 2025 were $1.4 billion, a decrease of $34.5 million, or 2.4%, compared to December 31, 2024, yet an increase of $15.2 million, or 1.1%, compared to June 30, 2024 (dollars in thousands).

	June 30, 2025		December 31, 2024		June 30, 2024
		% of		% of		% of
	Balance	Total	Balance	Total	Balance	Total
No cost and low cost deposits:
Noninterest demand deposits	$384,538	27.7%	$374,079	26.3%	$357,931	26.1%
Interest checking accounts	266,012	19.2%	303,405	21.3%	257,365	18.7%
Money market and savings deposit accounts	457,077	32.9%	437,619	30.7%	423,055	30.8%

Total noninterest and low cost deposit accounts	1,107,627	79.8%	1,115,103	78.3%	1,038,351	75.6%

Time deposit accounts:
Certificates of deposit	273,883	19.7%	303,564	21.3%	328,661	23.9%
CDARS deposits	7,555	0.5%	4,879	0.3%	6,829	0.5%
Total certificates of deposit and other time deposits	281,438	20.2%	308,443	21.7%	335,490	24.4%

Total deposit account balances	$1,389,065	100.0%	$1,423,546	100.0%	$1,373,841	100.0%

Noninterest-bearing demand deposits on June 30, 2025 were $384.5 million, representing 27.7% of total deposits. Interest-bearing transaction, money market, and savings accounts totaled $723.1 million, and represented 52.1% of total deposits at June 30, 2025. Collectively, noninterest-bearing and interest-bearing transaction, money market and savings accounts represented 79.8% of total deposit accounts at June 30, 2025. These account types are an excellent source of low-cost funding for the Company.

The Company also offers insured cash sweep deposit products. ICS® deposit balances of $26.5 million and $133.1 million are included in the interest checking accounts and in the money market and savings deposit accounts balances, respectively, in the table above, as of June 30, 2025. As of December 31, 2024, ICS® deposit balances of $22.8 million and $105.9 million are included in the interest checking accounts and in the money market and savings deposit account balances, respectively. All ICS® accounts consist of reciprocal balances for the Company’s customers. The Company currently holds no brokered or specialty CDs.

The remaining 20.2% of total deposits consisted of certificates of deposit and other time deposit accounts totaling $281.4 million at June 30, 2025, decreasing from the balances as of December 31, 2024 as a result of the discontinuance of several interest rate promotions that the Bank ran in 2024. Included in these deposit totals are CDARSTM, whereby depositors can obtain FDIC deposit insurance on account balances of up to $50 million. CDARSTM deposits totaled $7.6 million as of June 30, 2025 and $4.9 million as of December 31, 2024, all of which were reciprocal balances for the Company’s customers.

As of June 30, 2025 and December 31, 2024, the estimated amounts of uninsured deposits were $371.5 million, or 26.7% and $389.6 million, or 27.3% of total deposits, respectively.

Federal funds purchased

The Company did not purchase federal funds at June 30, 2025, compared to $236 thousand at December 31, 2024 and $2.4 million at June 30, 2024. Any excess funds are sold on a daily basis in the federal funds market and Federal funds are purchased as needed to meet liquidity needs.

Borrowings

Borrowings, consisting primarily of FHLB advances, are additional sources of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company's ability to earn a favorable spread on the funds obtained. The Company borrowed an additional $41.0 million in FHLB advances during the first six months of 2025, primarily utilizing proceeds from the borrowings to fund demands on deposits.

As of June 30, 2025, based on the FHLB’s evaluation, the Company has an available credit position of $408 million, for which access can be negotiated based on multiple factors. The Company currently has a collateral dependent line of credit with the FHLB for $110.6 million, secured by commercial mortgages, with borrowings of $61.0 million as of June 30, 2025. As of December 31, 2024, there were $20.0 million in outstanding borrowings with the FHLB.

Additional borrowing arrangements maintained by the Company include formal unsecured federal funds lines with five major regional correspondent banks for a total of $119.0 million and a secured line with the Federal Reserve discount window in the amount of $3.2 million, based on the market value of the collateral. See above for outstanding balances in Federal funds purchased as of the dates presented.

Junior Subordinated Debt

In 2006, a subsidiary of Fauquier, Fauquier Statutory Trust II, privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Fauquier’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. As of June 30, 2025 and December 31, 2024, total capital securities were $3.5 million, as adjusted to fair value as of the date of the Merger. Historically, the interest rate on the capital security reset every three months at 1.70% above the then current three-month LIBOR and was paid quarterly. With the cessation of LIBOR, on September 13, 2023, the rate converted to a spread adjustment of 0.03% plus a margin of 1.70% above the three-month CME Term SOFR.

The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

Shareholders' equity and regulatory capital ratios

The following table displays the changes in shareholders' equity for the Company from December 31, 2024 to June 30, 2025 (dollars in thousands):

Equity, December 31, 2024	$160,302
Net income	8,727
Other comprehensive income	4,968
Cash dividends declared	(3,720)
Equity increase due to expensing of stock options	69
Equity increase due to expensing of restricted stock	426
Equity, June 30, 2025	$170,772

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

The Company’s Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios were 18.65%, 18.65%, 19.46% and 12.12%, respectively, as of June 30, 2025, thus exceeding the minimum requirements. The Bank’s Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios were 18.65%, 18.65%, 19.46% and 12.12%, respectively, as of June 30, 2025, also exceeding the minimum requirements.

As of June 30, 2025, the Bank exceeded all of the following minimum capital ratios in order to be considered “well capitalized” under the PCA regulations, as revised: (i) a common equity Tier 1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%.

RESULTS OF OPERATIONS

Industry events and economic environment

Management of the Company continually monitors the impact of various global and national events on the Company's results of operations and financial condition, including inflation and economic recessionary conditions, changes in interest rates, the political environment, geopolitical conflicts, competition, liquidity matters, changes in legislative or regulatory requirements and changes in government policy, such as the imposition of tariffs and potential trade barriers. The timing and impact of inflation, fluctuations in and volatility of interest rates, and the competitive landscape of loans and deposits on our business and results of operations will depend on future developments, which are uncertain and unpredictable. In July 2025, the One Big Beautiful Bill Act was signed into law, which includes a wide variety of tax reform provisions affecting individuals as well as businesses, including extending and modifying certain key provisions from the Tax Cuts and Jobs Act of 2017 and expanding certain incentives from the Inflation Reduction Act of 2022 while accelerating the phase-out of others.

Inflation has eased in the first half of 2025, but it was estimated at 2.7% as of June 2025, which is still over the FOMC’s 2.0% target. In late 2024, the Federal Reserve shifted its interest rate policy as inflationary pressure began to ease and economic growth moderated, lowering rates 75 bps between September and December in 2024, which resulted in the current Federal Funds target rate range of 4.25% to 4.50%. The FOMC has maintained the Federal Funds target rate range at 4.25% to 4.50% so far in 2025, and it is difficult to predict how the Federal Reserve will balance possible inflationary pressure with the potential of slower economic growth and whether they will respond accordingly.

Management will continue to deploy solid asset liability management strategies to manage our risk related to interest rate fluctuations and monitor balance sheet trends, deposit flows, and liquidity needs to enable us to meet the needs of our customers and maintain financial flexibility.

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

Management believes that the use of these non-GAAP measures provides meaningful information about operating performance by enhancing comparability with other financial periods, other financial institutions, and between different sources of interest income. The non-GAAP measures used by management enhance comparability by excluding the effects of (1) items that do not reflect ongoing operating performance, (2) balances of intangible assets, including goodwill, that vary significantly between institutions, and (3) tax benefits that are not consistent across different opportunities for investment. These non-GAAP financial measures should not be considered an alternative to, or more important than, GAAP-basis financial statements, and other banks and bank holding companies may define or calculate these or similar measures differently. Net income is discussed in Management’s Discussion and Analysis on a GAAP basis unless noted as “non-GAAP.”

A reconcilement of the non-GAAP financial measures used by the Company to evaluate and measure the Company's performance to the most directly comparable GAAP financial measures is presented below (dollars in thousands, except for the per share data):

	As of or for the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Fully tax-equivalent measures
Net interest income (GAAP)	$12,796	$11,181	$25,090	$22,117
Fully tax-equivalent adjustment	85	87	172	174
Net interest income (FTE) (non-GAAP)	$12,881	$11,268	$25,262	$22,291

Efficiency ratio (GAAP)	61.5%	63.1%	62.2%	65.1%
Fully tax-equivalent adjustment	-0.3%	-0.4%	-0.4%	-0.3%
Efficiency ratio (FTE) (non-GAAP)	61.2%	62.7%	61.8%	64.8%

Net interest margin (GAAP)	3.37%	3.01%	3.32%	2.96%
Fully tax-equivalent adjustment	0.02%	0.02%	0.02%	0.02%
Net interest margin (FTE) (non-GAAP)	3.40%	3.04%	3.34%	2.98%

Other financial measures
Book value per share (GAAP)	$31.67	$28.70
Impact of intangible assets	(2.04)	(2.27)
Tangible book value per share (non-GAAP)	$29.63	$26.44

Total equity (GAAP)	$170,772	$154,164
Impact of intangible assets	(10,981)	(12,186)
Tangible equity (non-GAAP)	$159,791	$141,978

Net income

Net income for the three months ended June 30, 2025 was $4.2 million, a $79.0 thousand increase compared to $4.2 million reported for the three months ended June 30, 2024. Net income per diluted share was $0.78 for the three months ended June 30, 2025 compared to $0.77 per diluted share for the same period in the prior year.

Net income for the six months ended June 30, 2025 was $8.7 million, compared to $7.8 million for the six months ended June 30, 2024. Net income per diluted share was $1.61 for the six months ended June 30, 2025, compared to $1.45 for the six months ended June 30, 2024.

The increase in net income for each of the periods noted above is primarily the result of decreased cost of funds, as discussed in more detail below.

Net interest income

Net interest margin (FTE) is the ratio of net interest income (FTE) to average earning assets for the period. The level of interest rates, together with the volume and mix of earning assets and interest-bearing liabilities, impact net interest income (FTE) and net interest margin (FTE).

Quarterly overview - Net interest income (FTE) for the three months ended June 30, 2025 was $12.9 million, a $1.6 million increase compared to net interest income (FTE) of $11.3 million for the three months ended June 30, 2024. The net interest margin (FTE) of 3.40% for the three months ended June 30, 2025 was 36 bps higher than the 3.04% realized during the three months ended June 30, 2024. Interest expense decreased by $1.1 million, positively impacting net interest income (FTE) and net interest margin (FTE), compared to the same period in the prior year. Overall, the cost of interest-bearing deposits decreased 51 bps period over period, from 274 bps to 223 bps. A $52.1 million decrease in average balances of time deposit products contributed to the reduced interest expense during the second quarter of 2025. The increase in average loan balances, from $1.1 billion for the three months ended June 30, 2024 to $1.2 billion for the three months ended June 30, 2025, positively impacted interest income by $1.3 million. This metric was however negatively impacted by the decrease in the average balances of securities, decreasing from $327.7 million in the three months ended June 30, 2024 to $266.9 in the three months ended June 30, 2025, negatively impacting interest income (FTE) by $418 thousand period over period.

Year-to-date overview - Net interest income (FTE) for the six months ended June 30, 2025 was $25.3 million, a $3.0 million increase compared to net interest income (FTE) for the six months ended June 30, 2024. The net interest margin (FTE) of 3.34% for the six months ended June 30, 2025 was 36 bps higher than the 2.98% realized during the six months ended June 30, 2024. Interest expense decreased $2.1 million, positively impacting net interest income (FTE) and net interest margin (FTE), compared to the same period in the prior year. Overall, the cost of interest-bearing deposits decreased 44 bps period over period, from 274 bps to 230 bps. A $43.5 million decrease in average balances of time deposit products contributed to the lower interest expense during the first half of 2025. The increase in average loan balances, from $1.1 billion for the six months ended June 30, 2024 to $1.2 billion for the six months ended June 30, 2025, positively impacted interest income by $2.8 million. This metric was however negatively impacted by the decrease in the average balances of securities, decreasing from $349.0 million in the six months ended June 30, 2024 to $269.2 in the six months ended June 30, 2025, negatively impacting interest income (FTE) by $1.1 million period over period.

Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP net interest margin.

The following tables detail the average balance sheet, including an analysis of net interest income (FTE) for earning assets and interest-bearing liabilities, for the three and six months ended June 30, 2025 and 2024. These tables also include rate/volume analyses for these same periods (dollars in thousands).

Consolidated Average Balance Sheet and Analysis of Net Interest Income

	For the Three Months Ended
	June 30, 2025			June 30, 2024			Change in Interest Income/ Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to : [4]		Total
	Balance	Income/	Yield/Cost	Balance	Income/	Yield/Cost	Volume	Rate	Increase/
		Expense			Expense				(Decrease)
ASSETS
Interest Earning Assets:
Securities:
Taxable Securities	$201,507	$1,374	2.73%	$261,250	$1,876	2.87%	$(411)	$(91)	$(502)
Tax Exempt Securities [1]	65,347	408	2.50%	66,463	414	2.49%	(7)	1	(6)
Total Securities [1]	266,854	1,782	2.67%	327,713	2,290	2.80%	(418)	(90)	(508)
Loans:
Real Estate	953,504	13,773	5.79%	900,581	12,483	5.57%	752	538	1,290
Commercial	255,629	3,012	4.73%	206,125	3,080	6.01%	657	(725)	(68)
Consumer	31,430	545	6.96%	37,644	679	7.25%	(109)	(25)	(134)
Total Loans	1,240,563	17,330	5.60%	1,144,350	16,242	5.71%	1,300	(212)	1,088
Federal funds sold	5,698	64	4.51%	11,840	160	5.44%	(72)	(24)	(96)
Other interest-bearing deposits	8,230	45	2.19%	7,918	58	2.95%	2	(15)	(13)
Total Earning Assets	1,521,345	19,221	5.07%	1,491,821	18,750	5.06%	812	(341)	471
Less: Allowance for Credit Losses	(8,338)			(8,299)
Total Non-Earning Assets	102,550			112,246
Total Assets	$1,615,557			$1,595,768

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$268,728	$67	0.10%	$268,621	$68	0.10%	$0	$(1)	$(1)
Money Market and Savings Deposits	464,058	2,927	2.53%	421,700	2,952	2.82%	282	(307)	(25)
Time Deposits	286,555	2,670	3.74%	338,648	3,982	4.73%	(558)	(754)	(1,312)
Total Interest-Bearing Deposits	1,019,341	5,664	2.23%	1,028,969	7,002	2.74%	(276)	(1,062)	(1,338)
Federal funds purchased	1,472	18	4.90%	561	9	6.45%	12	(3)	9
Borrowings	49,275	582	4.74%	30,407	388	5.13%	225	(31)	194
Junior subordinated debt	3,523	76	8.65%	3,476	83	9.60%	1	(8)	(7)
Total Interest-Bearing Liabilities	1,073,611	6,340	2.37%	1,063,413	7,482	2.83%	(38)	(1,104)	(1,142)
Non-Interest-Bearing Liabilities:
Demand deposits	364,033			370,640
Other liabilities	8,790			10,545
Total Liabilities	1,446,434			1,444,598
Shareholders' Equity	169,123			151,170
Total Liabilities & Shareholders' Equity	$1,615,557			$1,595,768
Net Interest Income (FTE)		$12,881			$11,268		$850	$763	$1,613
Interest Rate Spread [2]			2.70%			2.23%
Cost of Funds			1.77%			2.10%
Interest Expense as a Percentage of Average Earning Assets			1.67%			2.02%
Net Interest Margin (FTE) [3]			3.40%			3.04%

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

Consolidated Average Balance Sheet and Analysis of Net Interest Income

	For the Six Months Ended
	June 30, 2025			June 30, 2024			Change in Interest Income/ Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to : [4]		Total
	Balance	Income/	Yield/Cost	Balance	Income/	Yield/Cost	Volume	Rate	Increase/
		Expense			Expense				(Decrease)
ASSETS
Interest Earning Assets:
Securities:
Taxable Securities	$203,584	$2,798	2.75%	$282,493	$4,153	2.94%	$(1,099)	$(256)	$(1,355)
Tax Exempt Securities [1]	65,572	818	2.49%	66,526	827	2.49%	(12)	3	(9)
Total Securities [1]	269,156	3,616	2.69%	349,019	4,980	2.85%	(1,111)	(253)	(1,364)
Loans:
Real Estate	950,191	27,160	5.76%	903,033	25,026	5.57%	1,333	801	2,134
Commercial	254,560	6,102	4.83%	190,251	5,505	5.82%	1,649	(1,052)	597
Consumer	32,310	1,101	6.87%	37,676	1,372	7.32%	(187)	(84)	(271)
Total Loans	1,237,061	34,363	5.60%	1,130,960	31,903	5.67%	2,795	(335)	2,460
Federal funds sold	11,256	248	4.44%	14,732	399	5.45%	(84)	(67)	(151)
Other interest-bearing deposits	8,041	87	2.18%	8,171	115	2.83%	(2)	(26)	(28)
Total Earning Assets	1,525,514	38,314	5.06%	1,502,882	37,397	5.00%	1,598	(681)	917
Less: Allowance for Credit Losses	(8,416)			(8,356)
Total Non-Earning Assets	105,321			111,045
Total Assets	$1,622,419			$1,605,571

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$271,736	$136	0.10%	$275,723	$139	0.10%	$(2)	$(1)	$(3)
Money Market and Savings Deposits	464,231	5,930	2.58%	416,837	5,874	2.83%	634	(578)	56
Time Deposits	296,388	5,724	3.89%	339,866	8,032	4.75%	(950)	(1,358)	(2,308)
Total Interest-Bearing Deposits	1,032,355	11,790	2.30%	1,032,426	14,045	2.74%	(318)	(1,937)	(2,255)
Federal funds purchased	1,017	25	4.96%	528	16	6.09%	12	(3)	9
Borrowings	46,038	1,091	4.78%	36,280	874	4.84%	231	(14)	217
Junior subordinated debt	3,517	146	8.37%	3,470	171	9.91%	2	(27)	(25)
Total Interest-Bearing Liabilities	1,082,927	13,052	2.43%	1,072,704	15,106	2.83%	(73)	(1,981)	(2,054)
Non-Interest-Bearing Liabilities:
Demand deposits	363,198			369,588
Other liabilities	9,328			11,041
Total Liabilities	1,455,453			1,453,333
Shareholders' Equity	166,966			152,238
Total Liabilities & Shareholders' Equity	$1,622,419			$1,605,571
Net Interest Income (FTE)		$25,262			$22,291		$1,671	$1,300	$2,971
Interest Rate Spread [2]			2.63%			2.17%
Cost of Funds			1.82%			2.11%
Interest Expense as a Percentage of Average Earning Assets			1.73%			2.02%
Net Interest Margin (FTE) [3]			3.34%			2.98%

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

Provision for credit losses

An expense to the provision for credit losses of $3 thousand was recognized during the three months ended June 30, 2025 compared to a provision release of $338 thousand recognized during the three months ended June 30, 2024. The second quarter 2025 provision was comprised of $90 thousand provision for loan losses, due primarily to declining balances in pools with higher loss rates offsetting reserves required by changes in environmental factors, and a recovery of $87 thousand for unfunded commitments, as a result of a decline in unfunded construction commitments. The second quarter 2024 recovery of provision for credit losses was comprised of $519 thousand of recovery of provision for loan losses and $181 thousand of provision for losses on unfunded commitments.

A recovery of provision for credit losses of $157 thousand was recognized during the six months ended June 30, 2025 compared to a recovery of provision for loan losses of $360 thousand recognized during the six months ended June 30, 2024. The first half 2025 recovery or provision for credit losses was comprised of a recovery of provision for credit losses of $15 thousand and a recovery of provision for losses on unfunded commitments of $142 thousand. The first half 2024 recovery of provision for credit losses was comprised of $508 thousand of recovery of provision for loan losses and $148 thousand of provision for losses on unfunded commitments.

An update to the peer data used in the Company's CECL model was performed during the three months ended June 30, 2024. This included a new group of peer banks, an adjustment to the k-factors used in the DCF models, and the election to mirror CRE non-owner occupied data for the multifamily pool based on the more appropriate and reasonable data fit. In addition, during the second quarter of 2024, a reallocation of qualitative factor weightings for each pool was performed based on assessment of applicability and significance in terms of anticipated effect of each factor on loss rates for each pool. An update to the prepayment and curtailment rates used in the Company's CECL model was performed during the three months ended September 30, 2024. No changes to the model have been made during the first six months of 2025.

The decrease in unfunded commitment reserve was almost entirely due to the reserve associated with the construction portfolio. In the second quarter of 2025, the construction pool was assigned a loss rate of 1.77%, compared to 2.04% in the first quarter of 2025. This decrease was due to a 26% decrease in the portfolio balance as several projects funded during the second quarter.

Further discussion of management’s assessment of the ACL is provided earlier in the report and in Note 5 – Allowance for Credit Losses, found in the Notes to the Consolidated Financial Statements. In management’s opinion, the ACL was adequately provided for at June 30, 2025. The ACL calculation, provision for credit losses, asset quality and collateral values may be significantly impacted by deterioration in economic conditions. Should economic conditions worsen, we could experience further increases in our required ACL and record additional provision for credit loss exposure.

Noninterest income

The components of noninterest income for the three months ended June 30, 2025 and 2024 are shown below (dollars in thousands):

	For the Three Months Ended		Variance
	June 30, 2025	June 30, 2024	$	%
Noninterest income:
Wealth management fees	$206	$240	$(34)	-14.2%
Deposit account fees	293	338	(45)	-13.3%
Debit/credit card and ATM fees	355	523	(168)	-32.1%
Bank owned life insurance income	307	289	18	6.2%
Losses on sale of assets, net	-	(3)	3	-100.0%
Other	150	304	(154)	-50.7%
Total noninterest income	$1,311	$1,691	$(380)	-22.5%

Noninterest income for the three months ended June 30, 2025 of $1.3 million was $380 thousand or 22.5% less than the amount recorded for the three months ended June 30, 2024, due primarily to a reduction in debit/credit card and ATM fees, as a result of a reduction in number of accounts.

The components of noninterest income for the six months ended June 30, 2025 and 2024 are shown below (dollars in thousands):

	For the Six Months Ended		Variance
	June 30, 2025	June 30, 2024	$	%
Noninterest income:
Wealth management fees	$435	$666	$(231)	-34.7%
Deposit account fees	600	725	(125)	-17.2%
Debit/credit card and ATM fees	725	1,011	(286)	-28.3%
Bank owned life insurance income	600	564	36	6.4%
Gains on sale of assets	278	36	242	672.2%
Gain on early redemption of debt	-	379	(379)	-100.0%
Loss on sales of AFS, net	-	(4)	4	-100.0%
Other	433	492	(59)	-12.0%
Total noninterest income	$3,071	$3,869	$(798)	-20.6%

Noninterest income for the six months ended June 30, 2025 of $3.1 million was $798 thousand or 20.6% less than the amount recorded for the six months ended June 30, 2024, due primarily to the fact that a gain of $379 thousand on the early termination of debt was recorded in the first quarter of 2024, coupled with the reduction in wealth management and debit/credit card and ATM fees. The reduction in wealth management fees is primarily attributable to the sale of Masonry Capital effective April 1, 2024, as fees earned in the first quarter of 2024 by such segment contributed $190 thousand to the Company; the decline in wealth management fees associated with Masonry Capital was offset by a reduction in Masonry Capital-related expenses of $200 thousand. The increase year-over-year in gains on sale of assets resulted from the sale of a branch which closed in the first quarter of 2025.

Noninterest expense

The components of noninterest expense for the three months ended June 30, 2025 and 2024 are shown below (dollars in thousands):

	For the Three Months Ended		Variance
	June 30, 2025	June 30, 2024	$	%
Noninterest expense:
Salaries and employee benefits	$3,863	$3,850	$13	0.3%
Net occupancy	889	865	24	2.8%
Equipment	202	167	35	21.0%
Bank franchise tax	489	345	144	41.7%
Computer software	266	276	(10)	-3.6%
Data processing	732	579	153	26.4%
FDIC deposit insurance assessment	145	180	(35)	-19.4%
Marketing, advertising and promotion	179	157	22	14.0%
Professional fees	331	190	141	74.2%
Legal fees	225	9	216	2400.0%
Core deposit intangible amortization	284	332	(48)	-14.5%
Other	1,076	1,172	(96)	-8.2%
Total noninterest expense	$8,681	$8,122	$559	6.9%

Noninterest expense for the quarter ended June 30, 2025 of $8.7 million was $559 thousand or 6.9% more than the quarter ended June 30, 2024. This increase is primarily due to increases in bank franchise tax and data processing expenses, as well as professional fees and legal expenses related to special projects, partially offset by continued reductions in compensation expense and right-sizing the branch network from the Merger.

The components of noninterest expense for the six months ended June 30, 2025 and 2024 are shown below (dollars in thousands):

	For the Six Months Ended		Variance
	June 30, 2025	June 30, 2024	$	%
Noninterest expense:
Salaries and employee benefits	$7,799	$8,002	$(203)	-2.5%
Net occupancy	1,905	1,837	68	3.7%
Equipment	388	338	50	14.8%
Bank franchise tax	828	685	143	20.9%
Computer software	522	484	38	7.9%
Data processing	1,467	1,318	149	11.3%
FDIC deposit insurance assessment	290	375	(85)	-22.7%
Marketing, advertising and promotion	433	405	28	6.9%
Professional fees	587	442	145	32.8%
Legal fees	461	80	381	476.3%
Core deposit intangible amortization	579	675	(96)	-14.2%
Other	2,246	2,300	(54)	-2.3%
Total noninterest expense	$17,505	$16,941	$564	3.3%

Noninterest expense for the six months ended June 30, 2025 of $17.5 million was $564 thousand or 3.3% higher than the six months ended June 30, 2024. Increases were due primarily to expenses associated with special projects but were partially offset by reductions in compensation expense as the Bank continues to recognize operational efficiencies.

The efficiency ratio (FTE) was 61.2% for the three months ended June 30, 2025 compared to 62.7% for the same quarter of 2024, due predominantly to the increase in net interest income (FTE), as described above. The efficiency ratio of 61.8% for the six months ended June 30, 2025 improved from the 64.8% realized in the six months ended June 30, 2024 for the same reason. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP efficiency ratio.

Provision for Income Taxes

For the three months ended June 30, 2025 and 2024, the Company provided $1.2 million and $929 thousand for Federal income taxes, respectively, resulting in effective income tax rates of 21.9% and 18.3%, respectively, increasing primarily due to adoption of the proportional amortization method for low income housing tax credits. For the six months ended June 30, 2025 and 2024, the Company provided $2.1 million and $1.6 million for Federal income taxes, respectively, resulting in effective income tax rates of 19.3% and 17.0%, respectively. For each period, the effective income tax rate differed from the U.S. statutory rate of 21% due to the accounting change associated with the recognition of low-income housing tax credits and the effect of tax-exempt income from municipal bonds and bank owned life insurance policies.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

During the quarter ended June 30, 2025, there have been no material changes from the risk factors described in the Company’s Form 10-K for the year ended December 31, 2024. The risks described may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that are currently considered not to be material also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Sales of Unregistered Securities - None

(b) Use of Proceeds - Not Applicable

(c) Issuer Purchases of Securities

Stock Repurchase Program; Other Repurchases

On June 28, 2023, the Company's Board of Directors approved a share repurchase plan of up to 5% of outstanding common stock. The program was announced in a Current Report on Form 8-K on July 17, 2023. The first repurchases of stock under this plan occurred in February 2024. There were no repurchases of our common stock during the first six months of 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

Trading Arrangements - During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

(a)
Required 8-K disclosures.

None

(b)
Changes in procedures for director nominations by security holders.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1	302 Certification of Principal Executive Officer

31.2	302 Certification of Principal Financial Officer

32.1	906 Certification

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline eXtensible Business Reporting Language, pursuant to Rule 405 of Regulation S-T (1): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Shareholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101.0)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA NATIONAL BANKSHARES CORPORATION
(Registrant)

/s/ Glenn W. Rust
Glenn W. Rust
President and Chief Executive Officer (principal executive officer)

Date:	August 12, 2025

/s/ Tara Y. Harrison
Tara Y. Harrison
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)
Date:	August 12, 2025