Form 10-Q
period 2025-09-30
Virginia National Bankshares Corp
filed 2025-11-12
CIK 1572334

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☐ No ☒

As of November 10, 2025, the registrant had 5,393,139 shares of common stock, $2.50 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30, 2025	December 31, 2024 *
ASSETS	Unaudited
Cash and due from banks	$6,166	$5,311
Interest-bearing deposits in other banks	8,965	11,792
Federal funds sold	7,964	-
Securities:
Available for sale, at fair value	252,952	263,537
Restricted securities, at cost	6,647	6,193
Total securities	259,599	269,730
Loans, net of deferred fees and costs	1,235,000	1,235,969
Allowance for credit losses	(8,510)	(8,455)
Loans, net	1,226,490	1,227,514
Premises and equipment, net	11,775	15,383
Bank owned life insurance	40,977	40,059
Goodwill	7,768	7,768
Core deposit intangible, net	2,942	3,792
Right of use asset, net	6,666	5,551
Deferred tax asset, net	13,097	15,407
Accrued interest receivable and other assets	14,023	14,519
Total assets	$1,606,432	$1,616,826
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest bearing	$361,568	$374,079
Interest bearing	260,424	303,405
Money market and savings deposit accounts	460,160	437,619
Certificates of deposit and other time deposits	302,736	308,443
Total deposits	1,384,888	1,423,546
Federal funds purchased	-	236
Borrowings	30,000	20,000
Junior subordinated debt, net	3,542	3,506
Lease liability	6,542	5,389
Accrued interest payable and other liabilities	4,101	3,847
Total liabilities	1,429,073	1,456,524
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, $2.50 par value	-	-
Common stock, $2.50 par value	13,318	13,263
Capital surplus	107,076	106,394
Retained earnings	90,149	82,507
Accumulated other comprehensive loss	(33,184)	(41,862)
Total shareholders' equity	177,359	160,302
Total liabilities and shareholders' equity	$1,606,432	$1,616,826

Common shares outstanding	5,391,979	5,370,912
Common shares authorized	10,000,000	10,000,000
Preferred shares outstanding	-	-
Preferred shares authorized	2,000,000	2,000,000

* Derived from audited Consolidated Financial Statements

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest and dividend income:
Loans, including fees	$17,500	$17,378	$51,864	$49,281
Federal funds sold	283	136	530	535
Other interest-bearing deposits	55	50	142	165
Investment securities:
Taxable	1,199	1,414	3,773	5,349
Tax exempt	322	326	968	979
Dividends	112	102	336	320
Total interest and dividend income	19,471	19,406	57,613	56,629

Interest expense:
Demand deposits	66	66	202	205
Money market and savings deposits	3,026	2,990	8,957	8,864
Certificates and other time deposits	2,713	3,915	8,437	11,947
Borrowings	513	313	1,604	1,187
Federal funds purchased	3	9	28	25
Junior subordinated debt	78	89	224	260
Total interest expense	6,399	7,382	19,452	22,488
Net interest income	13,072	12,024	38,161	34,141
Provision for (recovery of) credit losses	332	(114)	174	(474)
Net interest income after provision for (recovery of) credit losses	12,740	12,138	37,987	34,615

Noninterest income:
Wealth management fees	223	239	658	905
Deposit account fees	323	317	922	1,042
Debit/credit card and ATM fees	340	474	1,065	1,485
Bank owned life insurance income	318	294	918	858
Gains on sale of assets, net	-	-	278	36
Gain on early redemption of debt	-	-	-	379
Loss on sales of AFS, net	-	-	-	(4)
Other	147	128	580	620
Total noninterest income	1,351	1,452	4,421	5,321

Noninterest expense:
Salaries and employee benefits	3,909	3,769	11,708	11,771
Net occupancy	872	919	2,777	2,756
Equipment	182	176	569	514
Bank franchise tax	439	366	1,266	1,051
Computer software	303	219	825	703
Data processing	577	707	2,044	2,025
FDIC deposit insurance assessment	255	125	545	500
Marketing, advertising and promotion	171	166	604	571
Professional fees	256	189	843	631
Core deposit intangible amortization	271	319	850	994
Other	1,169	988	3,877	3,368
Total noninterest expense	8,404	7,943	25,908	24,884

Income before income taxes	5,687	5,647	16,500	15,052
Provision for income taxes	1,111	1,047	3,197	2,647
Net income	$4,576	$4,600	$13,303	$12,405

Net income per common share, basic	$0.85	$0.86	$2.47	$2.31
Net income per common share, diluted	$0.84	$0.85	$2.45	$2.30
Weighted average common shares outstanding, basic	5,391,979	5,370,912	5,387,658	5,371,616
Weighted average common shares outstanding, diluted	5,424,642	5,396,936	5,414,969	5,387,537

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income	$4,576	$4,600	$13,303	$12,405
Other comprehensive income:
Unrealized gains on securities, net of tax of $986 and $2,307 for the three and nine months ended September 30, 2025, respectively, and net of tax of $2,309 and $1,525 for the three and nine months ended September 30, 2024, respectively	3,710	8,685	8,678	5,738
Reclassification adjustment for realized losses on securities, net of tax of $1 for the nine months ended September 30, 2024	—	—	—	3
Total other comprehensive income	3,710	8,685	8,678	5,741
Total comprehensive income	$8,286	$13,285	$21,981	$18,146

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Dollars in thousands, except per share data)

(Unaudited)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2023	$13,258	$106,045	$73,781	$(40,044)	$153,040
Stock option expense	-	24	-	-	24
Restricted stock grant expense	-	171	-	-	171
Vested stock grants	21	(21)	-	-	-
Shares repurchased	(2)	(24)	-	-	(26)
Cash dividends declared ($0.33 per share)	-	-	(1,770)	-	(1,770)
Net income	-	-	3,646	-	3,646
Other comprehensive loss	-	-	-	(2,508)	(2,508)
Balance, March 31, 2024	$13,277	$106,195	$75,657	$(42,552)	$152,577
Stock option expense	-	35	-	-	35
Restricted stock grant expense	-	217	-	-	217
Vested stock grants	28	(28)	-	-	-
Shares repurchased	(49)	(484)	-	-	(533)
Cash dividends declared ($0.33 per share)	-	-	(1,772)	-	(1,772)
Net income	-	-	4,159	-	4,159
Adjustment for Masonry Capital distribution	-	-	(83)	-	(83)
Other comprehensive loss	-	-	-	(436)	(436)
Balance, June 30, 2024	$13,256	$105,935	$77,961	$(42,988)	$154,164
Stock option expense	-	35	-	-	35
Restricted stock grant expense	-	197	-	-	197
Vested stock grants	1	(1)	-	-	-
Cash dividends declared ($0.33 per share)	-	-	(1,772)	-	(1,772)
Net income	-	-	4,600	-	4,600
Other comprehensive income	-	-	-	8,685	8,685
Balance, September 30, 2024	$13,257	$106,166	$80,789	$(34,303)	$165,909

Balance, December 31, 2024	$13,263	$106,394	$82,507	$(41,862)	$160,302
Stock option expense	-	34	-	-	34
Restricted stock grant expense	-	214	-	-	214
Vested stock grants	33	(33)	-	-	-
Cash dividends declared ($0.33 per share)	-	-	(1,779)	-	(1,779)
Net income	-	-	4,489	-	4,489
Other comprehensive income	-	-	-	3,521	3,521
Balance, March 31, 2025	$13,296	$106,609	$85,217	$(38,341)	$166,781
Stock option expense	-	35	-	-	35
Restricted stock grant expense	-	212	-	-	212
Vested stock grants	22	(22)	-	-	-
Cash dividends declared ($0.36 per share)	-	-	(1,941)	-	(1,941)
Net income	-	-	4,238	-	4,238
Other comprehensive income	-	-	-	1,447	1,447
Balance, June 30, 2025	$13,318	$106,834	$87,514	$(36,894)	$170,772
Stock option expense	-	31	-	-	31
Restricted stock grant expense	-	211	-	-	211
Cash dividends declared ($0.36 per share)	-	-	(1,941)	-	(1,941)
Net income	-	-	4,576	-	4,576
Other comprehensive income	-	-	-	3,710	3,710
Balance, September 30, 2025	$13,318	$107,076	$90,149	$(33,184)	$177,359

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the nine months ended
	September 30, 2025	September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,303	$12,405
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) credit losses	174	(474)
Net accretion of certain acquisition-related adjustments	(1,508)	(2,063)
Amortization of intangible assets	850	994
Net amortization of securities	603	323
Net losses on sale of AFS	-	4
Net gain on early redemption of debt	-	(379)
Net gains on sale of assets	(278)	(36)
Earnings on bank owned life insurance	(918)	(858)
Depreciation and other amortization	1,095	2,223
Stock option expense	100	94
Restricted stock expense	637	585
Net change in:
Accrued interest receivable and other assets	496	(240)
Accrued interest payable and other liabilities	254	(647)
Net cash provided by operating activities	14,808	11,931

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in restricted investments	(454)	649
Proceeds from maturities, calls, sales and principal payments of available for sale securities	20,970	148,206
Net change in loans	2,394	(120,146)
Proceeds from sale of premises and equipment	3,047	104
Purchase of bank premises and equipment	(218)	(550)
Net cash provided by investing activities	25,739	28,263

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand deposits, money market and savings accounts	(32,951)	(40,471)
Net change in certificates of deposit and other time deposits	(5,707)	11,276
Net change in Federal funds purchased	(236)	(350)
Net change in other borrowings	10,000	(14,000)
Repurchase of shares of stock	-	(559)
Cash dividends paid	(5,661)	(5,315)
Net cash (used in) financing activities	(34,555)	(49,419)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$5,992	$(9,225)

CASH AND CASH EQUIVALENTS:
Beginning of period	$17,103	$28,390
End of period	$23,095	$19,165

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$19,765	$22,542
Taxes	3,180	2,380
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized gains on available for sale securities	$10,986	$7,267
Initial right-of-use assets obtained in exchange for new operating lease liabilities	2,338	281

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2025

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

Basis of Presentation: The preparation of financial statements in conformity with GAAP and the reporting guidelines prescribed by regulatory authorities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the ACL, goodwill and core deposit intangible assets and fair value measurements. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Note 3. Securities

The amortized cost and fair values of securities available for sale as of September 30, 2025 and December 31, 2024 were as follows (dollars in thousands):

September 30, 2025		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government agencies	$34,709	$-	$(3,720)	$30,989
Mortgage-backed/CMOs	145,747	16	(19,493)	126,270
Corporate bonds	11,848	8	(7)	11,849
Municipal bonds	102,652	5	(18,813)	83,844
Total Securities Available for Sale	$294,956	$29	$(42,033)	$252,952

December 31, 2024		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government treasuries	$1,500	$-	$(7)	$1,493
U.S. Government agencies	34,998	-	(5,363)	29,635
Mortgage-backed/CMOs	158,554	14	(25,757)	132,811
Corporate bonds	17,782	-	(191)	17,591
Municipal bonds	103,693	-	(21,686)	82,007
Total Securities Available for Sale	$316,527	$14	$(53,004)	$263,537

As of September 30, 2025, there were $244.3 million or 261 issues of individual securities, held in an unrealized loss position. These securities have an unrealized loss of $42.0 million and consist of 115 mortgage-backed/collateralized mortgage obligations, 123 municipal bonds, 19 agency bonds, and 4 corporate bonds.

Accrued interest receivable on AFS securities as of September 30, 2025 and December 31, 2024 amounted to $1.2 and $1.5 million, respectively. The Company has elected to exclude accrued interest receivable from the amortized cost basis.

The following tables summarize all securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, for which no allowance for credit losses was recorded, at September 30, 2025, and December 31, 2024 (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
September 30, 2025	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$-	$-	$30,940	$(3,720)	$30,940	$(3,720)
Mortgage-backed/CMOs	-	-	124,489	(19,493)	124,489	(19,493)
Corporate bonds	-	-	7,939	(7)	7,939	(7)
Municipal bonds	506	-	80,457	(18,813)	80,963	(18,813)
	$506	$-	$243,825	$(42,033)	$244,331	$(42,033)

	Less than 12 Months		12 Months or More		Total
December 31, 2024	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government treasuries	$-	$-	$1,493	$(7)	$1,493	$(7)
U.S. Government agencies	-	-	29,551	(5,363)	29,551	(5,363)
Mortgage-backed/CMOs	-	-	130,128	(25,757)	130,128	(25,757)
Corporate bonds	-	-	17,591	(191)	17,591	(191)
Municipal bonds	2,284	(19)	78,648	(21,667)	80,932	(21,686)
	$2,284	$(19)	$257,411	$(52,985)	$259,695	$(53,004)

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

Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality. In addition, issuers have continued to make timely payments of principal and interest. Accordingly, as of September 30, 2025, management believes the impairments detailed in the table above are temporary, and no credit loss has been realized in the Company’s consolidated statements of income. Additionally, management has the ability to hold any security with an unrealized loss until maturity or until such time as the value of the security has recovered from its unrealized loss position.

Securities pledged as collateral to secure public deposits and to facilitate borrowing from the FRB had carrying values of $23.0 million and $21.9 million at September 30, 2025 and December 31, 2024, respectively.

There were no sales of AFS securities during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, the Company sold AFS securities with a total book value of $39.6 million, incurring a pre-tax loss of $4 thousand. These sales were executed as the result of a strategic decision to reinvest proceeds into higher yielding assets.

Restricted securities are securities with limited marketability and consist of stock in the FRB, the Federal Home Loan Bank of Atlanta, CBB Financial Corporation (the holding company for Community Bankers' Bank) and an investment in an SBA loan fund. These restricted securities, totaling $6.6 million and $6.2 million as of September 30, 2025 and December 31, 2024, respectively, are carried at cost.

The amortized cost and fair value of AFS debt securities at September 30, 2025 are presented below based upon contractual maturities, by major investment categories (dollars in thousands). Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

	Amortized Cost	Fair Value
U.S. Government agencies
One year or less	$48	$48
After one year to five years	18,638	17,079
After five years to ten years	16,023	13,862
Ten years or more	-	-
	$34,709	$30,989
Mortgage-backed/CMOs
One year or less	$1,410	$1,402
After one year to five years	3,381	3,258
After five years to ten years	8,389	7,862
Ten years or more	132,567	113,748
	$145,747	$126,270
Corporate bonds
One year or less	$9,897	$9,900
After one year to five years	1,951	1,949
	$11,848	$11,849
Municipal bonds
After one year to five years	$7,641	$7,511
After five years to ten years	24,433	22,543
Ten years or more	70,578	53,790
	$102,652	$83,844

Total Debt Securities Available for Sale	$294,956	$252,952

Note 4. Loans

The composition of the loan portfolio by major loan classifications at September 30, 2025 and December 31, 2024, stated at their face amount, net of deferred fees and costs and discounts, including fair value marks, appears below (dollars in thousands). The Company has elected to exclude accrued interest receivable, totaling $4.8 million and $4.9 million as of September 30, 2025 and December 31, 2024, respectively, from the amortized cost basis of loans.

	September 30,	December 31,
	2025	2024
Commercial	$265,427	$257,671
Real estate construction and land	27,139	36,977
1-4 family residential mortgages	303,895	313,610
Commercial mortgages	611,242	593,496
Consumer	27,297	34,215
Total loans	1,235,000	1,235,969
Less: Allowance for credit losses	(8,510)	(8,455)
Net loans	$1,226,490	$1,227,514

The balances in the table above include unamortized premiums and net deferred loan costs and fees. As of September 30, 2025 and December 31, 2024, unamortized premiums from purchases of loans (excluding loans acquired during the Merger) were $11.3 million, and $10.3 million, respectively, due primarily to purchases of government-guaranteed loans. Net deferred loan costs and fees totaled $2.9 million as of September 30, 2025 and $3.1 million as of December 31, 2024.

Consumer loans include $58 thousand and $36 thousand of demand deposit overdrafts as of September 30, 2025 and December 31, 2024, respectively.

Loans acquired in business combinations are recorded in the consolidated balance sheets at fair value at the acquisition date under the acquisition method of accounting. The fair value mark as of the Effective Date was $23.1 million. The table above includes a remaining net fair value mark of $5.2 million as of September 30, 2025 on the Acquired Loans.

The following table shows the aging of the Company's loan portfolio, by class, at September 30, 2025 (dollars in thousands):

	30-59 Days	60-89 Days	90 Days or More Past Due and Still Accruing	Nonaccrual Loans	Current Loans	Total Loans

Commercial	$1,116	$2,643	$3,981	$-	$257,687	$265,427
Real estate construction and land	-	-	-	-	27,139	27,139
1-4 family residential mortgages	45	404	158	2,568	300,720	303,895
Commercial mortgages	648	-	-	-	610,594	611,242
Consumer loans	130	85	62	-	27,020	27,297
Total Loans	$1,939	$3,132	$4,201	$2,568	$1,223,160	$1,235,000

The following table shows the aging of the Company's loan portfolio, by class, at December 31, 2024 (dollars in thousands):

	30-59 Days	60-89 Days	90 Days or More	Nonaccrual Loans	Current Loans	Total Loans

Commercial	$9,173	$354	$705	$-	$247,439	$257,671
Real estate construction and land	-	-	-	-	36,977	36,977
1-4 family residential mortgages	1,131	317	-	2,267	309,895	313,610
Commercial mortgages	-	-	-	-	593,496	593,496
Consumer loans	66	90	49	-	34,010	34,215
Total Loans	$10,370	$761	$754	$2,267	$1,221,817	$1,235,969

The following table shows the Company's amortized cost basis of loans on nonaccrual status as of September 30, 2025 (dollars in thousands). All nonaccrual loans are evaluated for an ACL on an individual basis. As of September 30, 2025, no nonaccrual loans required an ACL, and as of December 31, 2024, only one nonaccrual loan required an ACL, in the amount of $28 thousand, due to collateral value shortfall.

September 30, 2025
	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial	$-	$-	$-
Real estate construction and land	-	-	-
1-4 family residential mortgages	2,568	-	2,568
Commercial mortgages	-	-	-
Consumer	-	-	-
Total Nonaccrual Loans	$2,568	$-	$2,568

The following table shows the Company's amortized cost basis of loans on nonaccrual status as of December 31, 2024 (dollars in thousands).

December 31, 2024
	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial	$-	$-	$-
Real estate construction and land	-	-	-
1-4 family residential mortgages	1,887	380	2,267
Commercial mortgages	-	-	-
Consumer	-	-	-
Total Nonaccrual Loans	$1,887	$380	$2,267

Troubled loan modifications

From time to time, the Company modifies loans to borrowers who are experiencing financial difficulties by providing term extensions, interest rate reductions or other-than-insignificant payment delays. As the effect of most modifications is already included in the ACL due to the measurement methodologies used in its estimate, the ACL is typically not adjusted upon modification. During the three months ended September 30, 2025 and 2024 and the nine months ended September 30, 2025, no loans were modified to borrowers who were experiencing financial difficulty. During the first quarter of 2024, one 1-4 family residential mortgage loan was modified for a borrower experiencing financial difficulties, in the amount of $703 thousand and representing 0.002% of this loan segment, by extending the interest-only term and maintaining the original interest rate.

The Company closely monitors the performance of all modified loans to understand the effectiveness of its modification efforts. Upon determination, if applicable, that all or a portion of a modified loan is uncollectible, that amount is charged against the ACL. One loan that has been modified by the Bank is in payment default as of September 30, 2025 as the loan is greater than 90 days past due.

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

The purpose of the qualitative scorecard is to provide a qualitative estimate of the expected credit losses of the current loan portfolio in response to potential limitations of the quantitative model. It is used to aid in the assessment of the factors affecting expected credit losses in the loan portfolio. Benefits of the scorecard include directional consistency, objectivity, controls and quantification framework (auditable).

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

The following table shows the ACL activity by loan portfolio for the nine months ended September 30, 2025 (dollars in thousands):

	Commercial Loans	Real Estate Construction and Land	1-4 Family Residential Mortgages	Commercial Mortgages	Consumer Loans	Total
Allowance for Credit Losses:
Balance as of beginning of year	$760	$737	$2,551	$3,533	$874	$8,455
Charge-offs	(6)	-	-	-	(64)	(70)
Recoveries	4	-	1	1	42	48
Provision for (recovery of) loan losses	(66)	(12)	(36)	39	(30)	(105)
Balance as of March 31, 2025	$692	$725	$2,516	$3,573	$822	$8,328
Charge-offs	(9)	-	-	-	(102)	(111)
Recoveries	5	-	-	1	34	40
Provision for (recovery of) loan losses	155	(269)	(101)	297	8	90
Balance as of June 30, 2025	$843	$456	$2,415	$3,871	$762	$8,347
Charge-offs	(85)	-	-	-	(61)	(146)
Recoveries	19	-	-	1	36	56
Provision for (recovery of) loan losses	14	266	112	(94)	(45)	253
Balance as of September 30, 2025	$791	$722	$2,527	$3,778	$692	$8,510

The following table shows the ACL activity by loan portfolio at December 31, 2024 (dollars in thousands):

	Commercial Loans	Real Estate Construction and Land	1-4 Family Residential Mortgages	Commercial Mortgages	Consumer Loans	Total
Allowance for Credit Losses:
Balance as of beginning of year	$193	$462	$1,492	$5,261	$987	$8,395
Charge-offs	(288)	-	-	-	(471)	(759)
Recoveries	723	-	11	573	230	1,537
Provision for (recovery of) loan losses	132	275	1,048	(2,301)	128	(718)
Ending Balance, December 31, 2024	$760	$737	$2,551	$3,533	$874	$8,455

The following table presents a breakdown of the provision for (recovery of) credit losses for the periods indicated (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Provision for (recovery of) credit losses:
Provision for (recovery of) loan losses	$253	$(3)	$238	$(511)
Provision for (recovery of) unfunded commitments	79	(111)	(64)	37
Total	$332	$(114)	$174	$(474)

The following table presents the Company's amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to those loans as of the periods indicated (dollars in thousands):

	September 30, 2025		December 31, 2024
	Real Estate Secured Loans	Allowance for Credit Losses - Loans	Real Estate Secured Loans	Allowance for Credit Losses - Loans
1-4 family residential mortgages	2,816	-	2,267	28
Total	$2,816	$-	$2,267	$28

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

The following table presents the Company's recorded investment in loans by credit quality indicators by year of origination as of September 30, 2025 (dollars in thousands). Current period gross write-off amounts represent write-offs for the nine months ended September 30, 2025 (dollars in thousands):

	September 30, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Loans Converted to Term	Total
Commercial
Pass	$35,923	$92,562	$85,188	$10,236	$1,502	$23,931	$15,186	$-	$264,528
Watch				18	-	-	-	-	18
Special Mention	58	-	-	-	-	-	-	-	58
Substandard		84	-	550	-	115	1	73	823
Total commercial	$35,981	$92,646	$85,188	$10,804	$1,502	$24,046	$15,187	$73	$265,427
Current period gross write-off	$-	$-	$1	$-	$-	$94	$5	$-	$100
.
Real estate construction and land
Pass	$3,357	$4,163	$7,866	$371	$1,857	$1,428	$-	$-	$19,042
Watch	-	-	1,030	-	154	-	-	-	1,184
Special Mention	-	-	-	-	-	200	-	-	200
Substandard	-	-	-	6,215	-	498	-	-	6,713
Total real estate construction and land	$3,357	$4,163	$8,896	$6,586	$2,011	$2,126	$-	$-	$27,139
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-
.
1-4 family residential mortgages
Pass	$7,361	$23,346	$16,927	$10,097	$46,759	$156,236	$16,988	$160	$277,874
Watch	-	322	4,721	1,749	2,333	1,710	900	-	11,735
Special Mention	-	197	-	1,133	1,909	5,086	62	-	8,387
Substandard	-	206	985	268	163	3,769	398	110	5,899
Total 1-4 family residential mortgage	$7,361	$24,071	$22,633	$13,247	$51,164	$166,801	$18,348	$270	$303,895
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-
.
Commercial mortgages
Pass	$43,163	$105,448	$110,862	$38,047	$38,188	$247,159	$1,215	$-	$584,082
Watch	-	-	989	-	-	8,629	-	-	9,618
Special Mention	102	78	1,750	-	1,369	11,091	-	-	14,390
Substandard	-	797	-	-	1,336	1,019	-	-	3,152
Total commercial mortgages	$43,265	$106,323	$113,601	$38,047	$40,893	$267,898	$1,215	$-	$611,242
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass	$322	$609	$1,079	$40	$165	$14,144	$10,692	$-	$27,051
Watch	-	-	-	-	21	71	1	-	93
Special Mention	-	-	-	-	8	79	-	-	87
Substandard	-	-	1	-	-	62	3	-	66
Total consumer	$322	$609	$1,080	$40	$194	$14,356	$10,696	$-	$27,297
Current period gross write-off	$-	$-	$-	$-	$2	$224	$1	$-	$227

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

Note 6. Goodwill and Other Intangible Assets

The carrying amount of goodwill was $7.8 million at September 30, 2025, December 31, 2024 and September 30, 2024, resulting from the Merger.

The Company had $2.9 million, $3.8 million and $4.1 million of other intangible assets as of September 30, 2025, December 31, 2024 and September 30, 2024, respectively. Other intangible assets were recognized in connection with the core deposits acquired from Fauquier in 2021. The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets (dollars in thousands):

	September 30, 2025		December 31, 2024		September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible	$9,660	$(6,718)	$9,660	$(5,868)	$9,660	$(5,561)

Amortization expense was $271 thousand and $319 thousand for the three months ended September 30, 2025 and 2024, respectively, and $850 thousand and $994 thousand for the nine months ended September 30, 2025 and 2024, respectively.

Estimated future amortization expense as of September 30, 2025 is as follows (dollars in thousands):

Core
Deposit
Intangible
For the three months ending December 31, 2025	$260
For the year ending December 31, 2026	918
For the year ending December 31, 2027	726
For the year ending December 31, 2028	535
For the year ending December 31, 2029	343
Thereafter	160
Total	$2,942

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

The following tables present information about the Company’s leases (dollars in thousands):

	September 30, 2025	December 31, 2024
Lease liability	$6,542	$5,389
Right-of-use asset	$6,666	$5,551
Weighted average remaining lease term	4.99 years	5.14 years
Weighted average discount rate	3.49%	3.02%

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Expense:	2025	2024	2025	2024
Operating lease cost	$435	$409	$1,285	$1,250
Short-term lease expense	4	11	26	41
Total lease expense	$439	$420	$1,311	$1,291
Cash paid for amounts included in lease liabilities	$404	$398	$1,211	$1,181

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Undiscounted Cash Flow	September 30, 2025
Three months ending December 31, 2025	$405
Twelve months ending December 31, 2026	1,642
Twelve months ending December 31, 2027	1,556
Twelve months ending December 31, 2028	1,444
Twelve months ending December 31, 2029	1,054
Thereafter	1,089
Total undiscounted cash flows	$7,190
Less: Discount	(648)
Lease liability	$6,542

Note 8. Net Income Per Share

The table below shows the weighted average number of shares used in computing net income per common share and the effect of the weighted average number of shares of potential dilutive common stock for the three and nine months ended September 30, 2025 and 2024. Diluted net income per share is computed based on the weighted average number of shares of common stock equivalents outstanding, to the extent dilutive. The Company’s common stock equivalents relate to outstanding common stock options. The recipients of unvested restricted shares have full voting and dividend rights, and as such, unvested restricted stock as of September 30, 2025 and September 30, 2024 is included in the calculation of basic and diluted net income per share (dollars below reported in thousands except per share data).

Three Months Ended	September 30, 2025			September 30, 2024
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic net income per share	$4,576	5,391,979	$0.85	$4,600	5,370,912	$0.86
Effect of dilutive stock options	-	32,663	(0.01)	-	26,024	(0.01)
Diluted net income per share	$4,576	5,424,642	$0.84	$4,600	5,396,936	$0.85

Nine Months Ended	September 30, 2025			September 30, 2024
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic net income per share	$13,303	5,387,658	$2.47	$12,405	5,371,616	$2.31
Effect of dilutive stock options	-	27,311	(0.02)	-	15,921	(0.01)
Diluted net income per share	$13,303	$5,414,969	$2.45	$12,405	5,387,537	$2.30

For the three and nine months ended September 30, 2025, there were 81,144 and 101,544 option shares, respectively, considered anti-dilutive and excluded from this calculation. For the three and nine months ended September 30, 2024, there were 95,481 and 116,101 option shares considered anti-dilutive and excluded from this calculation.

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

A summary of the shares issued and available under each of the Plans is shown below as of September 30, 2025. Share data and exercise price range per share have been adjusted to reflect prior issued stock dividends. Although the 2014 Plan has expired and no new grants will be issued under such plan, there were options issued before the plan expired that are still outstanding as shown below.

	2022 Plan	2014 Plan
Aggregate shares issuable	300,000	275,625
Options issued, net of forfeited and expired options	(47,683)	(174,006)
Unrestricted stock issued	-	(11,635)
Restricted stock grants issued, net of forfeited	(65,280)	(83,653)
Cancelled due to Plan expiration	-	(6,331)
Remaining available for grant	187,037	-

Restricted stock grants issued and outstanding:
Total vested and unvested shares	65,280	95,888
Fully vested shares	16,110	80,490

Stock option grants issued and outstanding:
Total vested and unvested shares	61,900	163,554
Fully vested shares	10,749	159,150

Exercise price range	$25.10 to $39.01	$23.75 to $42.62

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

Stock Options

Changes in the stock options outstanding related to the Plans are summarized below (dollars in thousands except per share data):

	September 30, 2025
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2025	223,001	$33.22	$-
Issued	8,200	35.03	-
Exercised	-	-	-
Forfeited	(5,747)	(40.30)	-
Expired	-	-	-
Outstanding at September 30, 2025	225,454	$33.10	$1,421

Options exercisable at September 30, 2025	169,899	$33.53	$1,053

For both the three months ended September 30, 2025 and 2024, the Company recognized $31 thousand and $35 thousand, respectively, in compensation expense for stock options. For the nine months ended September 30, 2025 and 2024, the Company recognized $100 thousand and $94 thousand, respectively, in compensation expense for stock options. As of September 30, 2025, there was $342 thousand in unrecognized compensation expense remaining to be recognized in future reporting periods through 2030. The fair value of any stock option grant is estimated at the grant date using the Black-Scholes pricing model. There were no stock options granted during the three months ended September 30, 2025 or September 30, 2024. During the nine months ended September 30, 2025 and 2024, there were stock option grants of 8,200 shares and 41,300 shares granted, respectively.

Summary information pertaining to options outstanding at September 30, 2025 is shown below. Share and per share data have been adjusted to reflect the prior stock dividends issued.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$23.75 to $30.00	101,300	6.1 Years	$25.85	73,745	$25.05
$30.01 to $40.00	70,610	6.5 Years	36.29	42,610	36.79
$40.01 to $42.62	53,544	2.6 Years	42.62	53,544	42.62
Total	225,454	5.4 Years	$33.10	169,899	$33.53

Stock Grants

Restricted stock grants – No restricted stock was granted during the three months ended September 30, 2025 and 2024. 21,068 and 41,300 restricted shares were granted to employees and non-employee directors, vesting over a four-year period, during the nine months ended September 30, 2025 and 2024, respectively. For the three and nine months ended September 30, 2025, $211 thousand and $637 thousand, respectively, were expensed as a result of restricted stock grants. As of September 30, 2025, there was $1.8 million in unrecognized compensation expense for all restricted stock grants remaining to be recognized in future reporting periods through 2029.

Changes in the restricted stock grants outstanding during the nine months ended September 30, 2025 are summarized below (dollars in thousands except per share data):

	September 30, 2025
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested as of January 1, 2025	65,889	$31.96	$2,557
Issued	21,068	36.09	818
Vested	(22,389)	(32.02)	(869)
Forfeited	-	-	-
Nonvested at September 30, 2025	64,568	$33.29	$2,506

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

The following tables present the balances measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 (dollars in thousands):

		Fair Value Measurements at September 30, 2025 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$30,989	$-	$30,989	$-
Mortgage-backed/CMOs	126,270	-	126,270	-
Corporate bonds	11,849	-	11,849	-
Municipal bonds	83,844	-	83,844	-
Total securities available for sale	$252,952	$-	$252,952	$-

		Fair Value Measurements at December 31, 2024 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government treasuries	$1,493	$-	$1,493	$-
U.S. Government agencies	29,635	-	29,635	-
Mortgage-backed/CMOs	132,811	-	132,811	-
Corporate bonds	17,591	-	17,591
Municipal bonds	82,007	-	82,007	-
Total securities available for sale	$263,537	$-	$263,537	$-

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

There were no assets measured at fair value on a nonrecurring basis as of September 30, 2025. The following table presents the Company's assets that were measured at fair value on a nonrecurring basis as of December 31, 2024:

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

The Company uses the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis. The carrying values and estimated fair values of the Company's financial instruments as of September 30, 2025 and December 31, 2024 are as follows (dollars in thousands):

		Fair Value Measurements at September 30, 2025 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$23,095	$23,095	$-	$-	$23,095
Available for sale securities	252,952	-	252,952	-	252,952
Restricted securities	6,647	-	6,647	-	6,647
Loans, net	1,226,490	-	-	1,185,400	1,185,400
Bank owned life insurance	40,977	-	40,977	-	40,977
Accrued interest receivable	6,270	-	1,174	5,096	6,270

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$1,082,152	$-	$1,082,152	$-	$1,082,152
Certificates of deposit	302,736	-	302,748	-	302,748
Borrowings	30,000	-	29,978	-	29,978
Junior subordinated debt, net	3,542	-	3,542	-	3,542
Accrued interest payable	1,524	-	1,524	-	1,524

		Fair Value Measurements at December 31, 2024 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$17,103	$17,103	$-	$-	$17,103
Available for sale securities	263,537	-	263,537	-	263,537
Restricted securities	6,193	-	6,193	-	6,193
Loans, net	1,227,514	-	-	1,183,182	1,183,182
Bank owned life insurance	40,059	-	40,059	-	40,059
Accrued interest receivable	6,426	-	1,509	4,917	6,426

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$1,115,103	$-	$1,115,103	$-	$1,115,103
Certificates of deposit	308,443	-	308,856	-	308,856
Federal funds purchased	236	236	-	-	236
Borrowings	20,000	-	20,000	-	20,000
Junior subordinated debt, net	3,506	-	3,506	-	3,506
Accrued interest payable	1,837	-	1,837	-	1,837

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

Note 11. Other Comprehensive Income (Loss)

The following table presents the changes in each component of accumulated other comprehensive income (loss) during the nine months ended September 30, 2025 and September 30, 2024 (dollars in thousands).

AFS Securities
Accumulated other comprehensive loss at December 31, 2024	$(41,862)

Other comprehensive gain arising during the period	10,985
Related income tax effects	(2,307)
8,678

Accumulated other comprehensive loss at September 30, 2025	$(33,184)

AFS Securities
Accumulated other comprehensive loss at December 31, 2023	$(40,044)

Other comprehensive loss arising during the period	7,263
Related income tax effects	(1,526)
5,737

Reclassification into net income	4
Related income tax effects	(1)
3

Accumulated other comprehensive loss at September 30, 2024	$(34,304)

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

Segment information for the three and nine months ended September 30, 2025 and 2024 is shown in the following tables (dollars in thousands). Note that asset information is not reported below, as the assets of VNB Trust & Estate Services are reported at the Bank level; also, assets specifically allocated to the lines of business other than the Bank are insignificant and are no longer provided to the chief operating decision maker.

Three months ended September 30, 2025	Bank	VNB Trust & Estate Services	Consolidated
Net interest income	$13,072	$-	$13,072
Provision for credit losses	332	-	332
Net interest income after provision for credit losses	$12,740	$-	$12,740

Noninterest income:
Wealth management fees	$-	$223	$223
Deposit account fees	323	-	323
Debit/credit card and ATM fees	340	-	340
Bank owned life insurance income	318	-	318
Other	147	-	147
Total noninterest income	$1,128	$223	$1,351

Noninterest expense:
Salaries and employee benefits	$3,657	$252	$3,909
Net occupancy	839	33	872
Equipment	178	4	182
Bank franchise tax	439	-	439
Computer software	303	-	303
Data processing	538	39	577
FDIC deposit insurance assessment	255	-	255
Marketing, advertising and promotion	171	-	171
Professional fees	222	34	256
Core deposit intangible amortization	271	-	271
Other	1,160	9	1,169
Total noninterest expense	$8,033	$371	$8,404

Income before income taxes	$5,835	$(148)	$5,687
Provision for (benefit of) income taxes	1,142	(31)	1,111
Net income (loss)	$4,693	$(117)	$4,576

For the nine months ended September 30, 2025	Bank	VNB Trust & Estate Services	Consolidated
Net interest income	$38,161	$-	$38,161
Provision for credit losses	174	-	174
Net interest income after provision for credit losses	$37,987	$-	$37,987

Noninterest income:
Wealth management fees	$-	$658	$658
Deposit account fees	922	-	922
Debit/credit card and ATM fees	1,065	-	1,065
Bank owned life insurance income	918	-	918
Gains on sale of assets, net	278	-	278
Other	580	-	580
Total noninterest income	$3,763	$658	$4,421

Noninterest expense:
Salaries and employee benefits	$10,966	$742	$11,708
Net occupancy	2,679	98	2,777
Equipment	558	11	569
Bank franchise tax	1,266	-	1,266
Computer software	825	-	825
Data processing	1,937	107	2,044
FDIC deposit insurance assessment	545	-	545
Marketing, advertising and promotion	604	-	604
Professional fees	719	124	843
Core deposit intangible amortization	850	-	850
Other	3,863	14	3,877
Total noninterest expense	$24,812	$1,096	$25,908

Income before income taxes	$16,938	$(438)	$16,500
Provision for (benefit of) income taxes	3,288	(91)	3,197
Net income (loss)	$13,650	$(347)	$13,303

Three months ended September 30,2024	Bank	VNB Trust & Estate Services	Consolidated
Net interest income	$12,024	$-	$12,024
Recovery of credit losses	(114)	-	(114)
Net interest income after recovery of credit losses	$12,138	$-	$12,138

Noninterest income:
Wealth management fees	$-	$239	$239
Deposit account fees	317	-	317
Debit/credit card and ATM fees	474	-	474
Bank owned life insurance income	294	-	294
Other	128	-	128
Total noninterest income	$1,213	$239	$1,452

Noninterest expense:
Salaries and employee benefits	$3,534	$235	$3,769
Net occupancy	886	33	919
Equipment	172	4	176
Bank franchise tax	366	-	366
Computer software	219	-	219
Data processing	694	13	707
FDIC deposit insurance assessment	125	-	125
Marketing, advertising and promotion	166	-	166
Professional fees	147	42	189
Core deposit intangible amortization	319	-	319
Other	953	35	988
Total noninterest expense	$7,581	$362	$7,943

Income before income taxes	$5,770	$(123)	$5,647
Provision for (benefit of) income taxes	1,073	(26)	1,047
Net income (loss)	$4,697	$(97)	$4,600

For the nine months ended September 30,2024	Bank	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$34,141	$-	$-	$34,141
Recovery of credit losses	(474)	-	-	(474)
Net interest income after recovery of credit losses	$34,615	$-	$-	$34,615

Noninterest income:
Wealth management fees	$1	$714	$190	$905
Deposit account fees	1,042	-	-	1,042
Debit/credit card and ATM fees	1,485	-	-	1,485
Bank owned life insurance income	858	-	-	858
Gains on sale of assets, net	36	-	-	36
Gain termination of interest rate swap	379	-	-	379
Losses on sales of AFS, net	(4)	-	-	(4)
Other	552	68	-	620
Total noninterest income	$4,349	$782	$190	$5,321

Noninterest expense:
Salaries and employee benefits	$10,918	$715	$138	$11,771
Net occupancy	2,652	97	7	2,756
Equipment	500	13	1	514
Bank franchise tax	1,051	-	-	1,051
Computer software	703	-	-	703
Data processing	1,975	50	-	2,025
FDIC deposit insurance assessment	500	-	-	500
Marketing, advertising and promotion	570	1	-	571
Professional fees	481	124	26	631
Core deposit intangible amortization	994	-	-	994
Other	3,326	19	23	3,368
Total noninterest expense	$23,670	$1,019	$195	$24,884

Income before income taxes	$15,294	$(237)	$(5)	$15,052
Provision for (benefit of) income taxes	2,699	(50)	(2)	2,647
Net income (loss)	$12,595	$(187)	$(3)	$12,405

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements, and notes thereto, of Virginia National Bankshares Corporation included in this report and the audited consolidated financial statements, and notes thereto, of the Company included in the Company’s Form 10-K for the year ended December 31, 2024. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results for the year ending December 31, 2025 or any future period.

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

•
ROAA for the three months ended September 30, 2025 of 1.12% declined 3 bps when compared to the ROAA of 1.15% for the three months ended September 30, 2024. ROAA for the nine months ended September 30, 2025 was 1.10% compared to 1.04% realized in the same period in the prior year, as net income was higher in the current period as compared to the same period in the prior year.
•
ROAE for the three months ended September 30, 2025 was 10.48% compared to 11.82% realized in same period in the prior year. ROAE for the nine months ended September 30, 2025 was 10.52% compared to 10.70% realized in the same period in the prior year.
•
Net income per diluted share was $0.84 for the three months ended September 30, 2025, compared to $0.85 for the same period in the prior year. Net income per diluted share was $2.45 for the nine months ended September 30, 2025, compared to $2.30 for the same period in the prior year. The period over period increases were due to the rise in net income, as described below.

•
Tangible book value per share increased to $30.90 as of September 30, 2025, compared to $28.68 as of September 30, 2024. The increase is the result of total equity increasing period over period, coupled with the offsetting impact of intangible assets declining over the same period.

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

FINANCIAL CONDITION

Total assets

The total assets of the Company as of September 30, 2025 were $1.6 billion. This is a $10.4 million, or 0.6%, decrease from total assets reported at December 31, 2024 and a $8.3 million, or 0.5%, decrease from total assets reported at September 30, 2024. Paydowns within the securities portfolio are being held in overnight investments to fund loan growth as demands arise. In addition, net increases of $10.0 million in borrowings since December 31, 2024 have partially offset deposit contraction as management has continued intentional positioning to control interest expense.

Securities

The Company’s investment securities portfolio as of September 30, 2025 totaled $259.6 million, a decrease of $10.1 million compared with the $269.7 million reported at December 31, 2024 and a $27.5 million decrease from the $287.1 million reported at September 30, 2024. The decrease from year-end and the prior year was part of a strategic decision to reinvest proceeds into higher yielding assets. At September 30, 2025 and December 31, 2024, the investment securities holdings represented 16.2% and 16.7% of the Company’s total assets, respectively.

The Company’s investment securities portfolio included restricted securities totaling $6.6 million as of September 30, 2025, compared to $6.2 million as of December 31, 2024 and $7.7 million as of September 30, 2024. These securities represent stock in the FRB, the FHLB, CBB Financial Corporation (the holding company for Community Bankers' Bank), and an investment in an SBA loan fund. The level of FRB and FHLB stock that the Company is required to hold is determined in accordance with membership guidelines provided by the Federal Reserve and the FHLB, respectively. Stock ownership in the bank holding company for Community Bankers’ Bank provides the Company with several benefits that are not available to non-shareholder correspondent banks. None of these restricted securities are traded on the open market and can only be redeemed by the respective issuer.

At September 30, 2025, the unrestricted securities portfolio totaled $253.0 million. The following table summarizes the Company's AFS securities by type as of September 30, 2025, December 31, 2024, and September 30, 2024 (dollars in thousands):

	September 30, 2025		December 31, 2024		September 30, 2024
		% of		% of		% of
	Balance	Total	Balance	Total	Balance	Total
U.S. Government treasuries	$—	—	$1,493	0.6%	$1,487	0.5%
U.S. Government agencies	30,989	12.3%	29,635	11.2%	30,575	10.9%
Mortgage-backed/CMOs	126,270	49.8%	132,811	50.4%	142,873	51.2%
Corporate bonds	11,849	4.7%	17,591	6.7%	18,598	6.7%
Municipal bonds	83,844	33.2%	82,007	31.1%	85,790	30.7%
Total available for sale securities	$252,952	100.0%	$263,537	100.0%	$279,323	100.0%

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

Total loans were $1.2 billion as of September 30, 2025, December 31, 2024, and September 30, 2024. Loans as a percentage of total assets at September 30, 2025 were 76.9%, compared to 75.3% as of September 30, 2024. Loans as a percentage of deposits at September 30, 2025 were 89.2%, compared to 88.1% as of September 30, 2024.

The following table summarizes the Company's loan portfolio by type of loan as of September 30, 2025, December 31, 2024, and September 30, 2024 (dollars in thousands):

	September 30, 2025		December 31, 2024		September 30, 2024
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial loans	$265,427	21.5%	$257,671	20.8%	$260,104	21.4%
Real estate mortgage:
Construction and land	27,139	2.2%	36,977	3.0%	40,078	3.3%
1-4 family residential mortgages	303,895	24.6%	313,610	25.4%	310,472	25.5%
Commercial mortgages	611,242	49.5%	593,496	48.1%	568,159	46.8%
Total real estate mortgage	942,276	76.3%	944,083	76.5%	918,709	75.6%
Consumer	27,297	2.2%	34,215	2.7%	36,699	3.0%
Total loans	$1,235,000	100.0%	$1,235,969	100.0%	$1,215,512	100.0%

Loan balances decreased by $1.0 million from December 31, 2024 to September 30, 2025. During the first nine months of 2025, the Company funded $59.3 million in organic loan production and purchased $31.5 million in government guaranteed loans, which are included in commercial loans. Paydowns and normal amortization of $91.2 million offset the loans funded during the first nine months of the current year.

The following table details the Company's levels of non-owner occupied commercial real estate as of September 30, 2025, along with the average loan size and % of risk ratings for each category (dollars in thousands):

Loan Type	Balance	% of Total CRE	Average Loan Size	Special Mention	Sub- standard	Nonaccrual
Hotels	$43,204	12.95%	$6,172	0.00%	0.00%	0.00%
Office Building	79,150	23.72%	$920	0.00%	0.00%	0.00%
Warehouses/Industrial	64,129	19.22%	$2,211	0.89%	0.00%	0.00%
Retail	124,308	37.24%	$1,855	0.00%	0.82%	0.00%
Day Cares / Schools	11,784	3.53%	$1,473	0.00%	0.00%	0.00%
All Other Commercial Buildings	11,150	3.34%	$929	0.00%	0.00%	0.00%
Total Non-Owner Occupied CRE	$333,725

The following table details the Company's levels of non-owner occupied commercial real estate as of December 31, 2024, along with the average loan size and % of risk ratings for each category (dollars in thousands):

Loan Type	Balance	% of Total CRE	Average Loan Size	Special Mention	Sub- standard	Nonaccrual
Hotels	$45,840	14.80%	$5,730	0.00%	0.00%	0.00%
Office Building	61,893	19.98%	$764	0.00%	0.00%	0.00%
Warehouses/Industrial	61,243	19.77%	$2,112	1.04%	0.00%	0.00%
Retail	120,655	38.96%	$1,856	0.89%	0.00%	0.00%
Day Cares / Schools	10,606	3.42%	$1,178	14.25%	0.00%	0.00%
All Other Commercial Buildings	9,520	3.07%	$865	0.00%	0.00%	0.00%
Total Non-Owner Occupied CRE	$309,757

Loan quality

The Company continues to experience extremely low levels of NPAs, as a result of strict underwriting standards and practices. However, the economic environment in the Company's lending footprint could be impacted, which could increase NPAs in future periods.

Nonaccruals - Nonaccrual loans, comprised of fourteen loans to thirteen borrowers, totaled $2.6 million at September 30, 2025, compared to balances of $2.3 million and $2.1 million reported at December 31, 2024 and September 30, 2024, respectively.

Past Due Loans - The Company had loans in its portfolio totaling $4.1 million, $754 thousand and $3.2 million, as of September 30, 2025, December 31, 2024 and September 30, 2024, respectively, that were 90 or more days past due and still accruing interest as the Company deemed them to be collectible. The past due balance as of September 30, 2025 is comprised of four loans totaling $4.0 million which are 100% government-guaranteed, and five student loans totaling $62 thousand.

Troubled Loan Modifications - No loans were modified during the three months ended September 30, 2025. During the first quarter of 2024, one loan totaling $703 thousand was modified for a borrower experiencing financial difficulties.

Management identifies potential problem loans through its periodic loan review process and considers potential problem loans as those loans classified as special mention, substandard, or doubtful.

Allowance for Credit Losses

The relationship of the ACL to total loans and nonaccrual loans appears below (dollars in thousands):

	September 30, 2025	December 31, 2024	September 30, 2024
Total loans	$1,235,000	$1,235,969	$1,215,512
Nonaccrual loans	$2,568	$2,267	$2,113
Allowance for credit losses	$8,510	$8,455	$8,523
Nonaccrual loans to total loans	0.21%	0.18%	0.17%
ACL to total loans	0.69%	0.68%	0.70%
ACL to nonaccrual loans	331.39%	372.96%	403.36%

The ACL on loans as a percentage of loans was 0.69% as of September 30, 2025, 0.68% as of December 31, 2024, and 0.70% as of September 30, 2024. The fair value mark that was allocated to the acquired loans was $21.3 million as of the Effective Date, with a remaining balance of $5.2 million as of September 30, 2025.

Provisions for credit losses totaling $238 thousand were recorded in the nine months ended September 30, 2025 and recoveries of credit losses totaling $511 thousand were recorded in the nine months ended September 30, 2024. The following is a summary of the changes in the ACL for the nine months ended September 30, 2025 and 2024 (dollars in thousands):

	2025	2024
Allowance for credit losses, December 31 of prior year	$8,455	$8,395
Charge-offs	(327)	(631)
Recoveries	144	1,270
Provision for (recovery of) credit losses	238	(511)
Allowance for credit losses, September 30	$8,510	$8,523

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

Management has elected to perform an individual evaluation on all loans in nonaccrual status. As of September 30, 2025, after reviewing each loan in nonaccrual status, no specific reserve was deemed necessary. As of December 31, 2024, a specific reserve of $28 thousand was established based on a collateral shortfall.

The primary driver in the $55 thousand net increase in reserves from December 31, 2024 to September 30, 2025 was the increase in the loss factors associated with the organic loan portfolio, as a result of a routine annual loss driver analysis which utilizes peer loss data; this change resulted in an increase in the loss factor associated with such loans from 77 bps to 81 bps period over period, resulting in a $246 thousand increase in the ACL. The ACL associated with student loans declined $158 thousand from $650 thousand to $492 thousand period over period, offsetting the increase noted above, due to declining balances within the portfolio and improvement in loss rate from 4.03% as of December 31, 2024 to 3.60% as of September 30, 2025.

The balance in government-guaranteed loans, which do not require an ACL, increased from December 31, 2024 to September 30, 2025 by $7.7 million, from $218.3 million to $226.0 million.

Management reviews the ACL on a quarterly basis to ensure it is adequate based upon the calculated probable losses inherent in the portfolio. Management believes the ACL was adequately provided for as of September 30, 2025 and acknowledges that the ACL may increase throughout the year as economic conditions may continue to deteriorate for the foreseeable future.

Premises and equipment

The Company’s premises and equipment, net of depreciation, as of September 30, 2025 totaled $11.8 million compared to $15.4 million as of December 31, 2024 and $15.6 million as of September 30, 2024, decreasing from prior year due to the sale of a branch facility in the first quarter of 2025. Premises and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed by the straight-line method based on the estimated useful lives of assets. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, assets and related accumulated depreciation are removed from the books, and any resulting gain or loss is charged to income.

As of September 30, 2025, the Company occupied thirteen full-service banking facilities throughout Albemarle, Fauquier and Prince William counties and the cities of Charlottesville, Richmond, Manassas and Winchester, Virginia. The Company also operates a drive-through location at 301 East Water Street, Charlottesville, Virginia.

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

Leases

As of September 30, 2025, the Company has recorded $6.7 million of right-of-use assets and $6.5 million of lease liabilities, in accordance with ASU 2016-02 “Leases” (Topic 842). As of December 31, 2024, $5.6 million of right-of-use assets and $5.4 million of lease liabilities were included on the balance sheet. Right-of-use assets are assets that represent the Company’s right to use, or control the use of, a specified asset for the lease term, offset by the lease liability, which is the Company’s obligation to make lease payments arising from a lease, measured on a discounted basis. During the second quarter of 2025, the Company extended the ground lease associated with the Pantops headquarters for an additional five-year period. During the first quarter of 2024, the Company extended one branch lease for an additional five-year period.

Deposits

Deposit accounts represent the Company’s primary source of funds and are comprised of demand deposits, interest-bearing checking, money market, and savings accounts as well as time deposits. These deposits have been provided predominantly by individuals, businesses and charitable organizations in the Commonwealth of Virginia.

Total deposits as of September 30, 2025 were $1.4 billion, a decrease of $38.7 million, or 2.7%, compared to December 31, 2024, yet an increase of $5.0 million, or 0.4%, compared to September 30, 2024 (dollars in thousands).

	September 30, 2025		December 31, 2024		September 30, 2024
		% of		% of		% of
	Balance	Total	Balance	Total	Balance	Total
No cost and low cost deposits:
Noninterest demand deposits	$361,568	26.1%	$374,079	26.3%	$359,900	26.1%
Interest checking accounts	260,424	18.8%	303,405	21.3%	258,439	18.7%
Money market and savings deposit accounts	460,160	33.2%	437,619	30.7%	431,707	31.3%

Total noninterest and low cost deposit accounts	1,082,152	78.1%	1,115,103	78.3%	1,050,046	76.1%

Time deposit accounts:
Certificates of deposit	292,940	21.2%	303,564	21.3%	323,557	23.4%
CDARS deposits	9,796	0.7%	4,879	0.3%	6,300	0.5%
Total certificates of deposit and other time deposits	302,736	21.9%	308,443	21.7%	329,857	23.9%

Total deposit account balances	$1,384,888	100.0%	$1,423,546	100.0%	$1,379,903	100.0%

Noninterest-bearing demand deposits on September 30, 2025 were $361.6 million, representing 26.1% of total deposits. Interest-bearing transaction, money market, and savings accounts totaled $720.6 million, and represented 52.0% of total deposits at September 30, 2025. Collectively, noninterest-bearing and interest-bearing transaction, money market and savings accounts represented 78.1% of total deposit accounts at September 30, 2025. These account types are an excellent source of low-cost funding for the Company.

The Company also offers insured cash sweep deposit products. ICS® deposit balances of $22.7 million and $122.5 million are included in the interest checking accounts and in the money market and savings deposit accounts balances, respectively, in the table above, as of September 30, 2025. As of September 30, 2024, ICS® deposit balances of $19.4 million and $126.2 million are included in the interest checking accounts and in the money market and savings deposit account balances, respectively. All ICS® accounts consist of reciprocal balances for the Company’s customers. The Company currently holds no brokered or specialty CDs.

The remaining 21.9% of total deposits consisted of certificates of deposit and other time deposit accounts totaling $302.7 million at September 30, 2025, decreasing from the balances as of December 31, 2024 as a result of the discontinuance of several interest rate promotions that the Bank ran in 2024. Included in these deposit totals are CDARSTM, whereby depositors can obtain FDIC deposit insurance on account balances of up to $50 million. CDARSTM deposits totaled $9.8 million as of September 30, 2025 and $4.9 million as of December 31, 2024, all of which were reciprocal balances for the Company’s customers.

As of September 30, 2025 and December 31, 2024, the estimated amounts of uninsured deposits were $368.3 million, or 26.6% and $389.6 million, or 27.3% of total deposits, respectively.

Federal funds purchased

The Company did not purchase federal funds at September 30, 2025, compared to $236 thousand at December 31, 2024 and $3.1 million at September 30, 2024. Any excess funds are sold on a daily basis in the federal funds market and Federal funds are purchased as needed to meet liquidity needs.

Borrowings

Borrowings, consisting primarily of FHLB advances, are additional sources of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company's ability to earn a favorable spread on the funds obtained. The Company repaid $31.0 million in FHLB advances during the three months ended September 30, 2025, largely from proceeds of loan paydowns.

As of September 30, 2025, based on the FHLB’s evaluation, the Company has an available credit position of $408 million, for which access can be negotiated based on multiple factors. The Company currently has a collateral dependent line of credit with the FHLB for $110.3 million, secured by commercial mortgages, with borrowings of $30.0 million as of September 30, 2025. As of December 31, 2024, there were $20.0 million in outstanding borrowings with the FHLB.

Additional borrowing arrangements maintained by the Company include formal unsecured federal funds lines with five major regional correspondent banks for a total of $119.0 million and a secured line with the Federal Reserve discount window in the amount of $3.3 million, based on the market value of the collateral. See above for outstanding balances in Federal funds purchased as of the dates presented.

Junior Subordinated Debt

In 2006, a subsidiary of Fauquier, Fauquier Statutory Trust II, privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Fauquier’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. As of September 30, 2025 and December 31, 2024, total capital securities were $3.5 million, as adjusted to fair value as of the date of the Merger. Historically, the interest rate on the capital security reset every three months at 1.70% above the then current three-month LIBOR and was paid quarterly. With the cessation of LIBOR, on September 13, 2023, the rate converted to a spread adjustment of 0.03% plus a margin of 1.70% above the three-month CME Term SOFR.

The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

Shareholders' equity and regulatory capital ratios

The following table displays the changes in shareholders' equity for the Company from December 31, 2024 to September 30, 2025 (dollars in thousands):

Equity, December 31, 2024	$160,302
Net income	13,303
Other comprehensive income	8,678
Cash dividends declared	(5,661)
Equity increase due to expensing of stock options	100
Equity increase due to expensing of restricted stock	637
Equity, September 30, 2025	$177,359

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

The Company’s Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios were 19.30%, 19.30%, 20.14%, and 12.26% respectively, as of September 30, 2025, thus exceeding the minimum requirements. The Bank’s Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios were 19.08%, 19.08%, 19.93%, and 12.12%, respectively, as of September 30, 2025, also exceeding the minimum requirements.

As of September 30, 2025, the Bank exceeded all of the following minimum capital ratios in order to be considered “well capitalized” under the PCA regulations, as revised: (i) a common equity Tier 1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%.

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

During the third quarter of 2025, the Federal Reserve reduced rates by 25 bps, marking its first cut since December 2024. In late October 2025, the Federal Reserve announced an additional rate cut of 25 bps. Employment data showed negative growth in the third quarter of 2025. The government shutdown will most likely weaken economic growth but such growth should be regained once the shutdown ends, to what extent and the timing are both unclear. Federal Reserve officials, including Chairman Powell, have indicated a willingness to exercise patience at current levels of inflation and unemployment to better understand how policy changes affect economic indicators.

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

A reconcilement of the non-GAAP financial measures used by the Company to evaluate and measure the Company's performance to the most directly comparable GAAP financial measures is presented below (dollars in thousands, except for the per share data):

	As of or for the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Fully tax-equivalent measures
Net interest income (GAAP)	$13,072	$12,024	$38,161	$34,141
Fully tax-equivalent adjustment	86	87	258	261
Net interest income (FTE) (non-GAAP)	$13,158	$12,111	$38,419	$34,402

Efficiency ratio (GAAP)	58.3%	58.9%	60.8%	63.1%
Fully tax-equivalent adjustment	-0.4%	-0.3%	-0.3%	-0.5%
Efficiency ratio (FTE) (non-GAAP)	57.9%	58.6%	60.5%	62.6%

Net interest margin (GAAP)	3.40%	3.22%	3.35%	3.05%
Fully tax-equivalent adjustment	0.03%	0.02%	0.02%	0.02%
Net interest margin (FTE) (non-GAAP)	3.43%	3.24%	3.37%	3.07%

Other financial measures
Book value per share (GAAP)	$32.89	$30.89
Impact of intangible assets	(1.99)	(2.21)
Tangible book value per share (non-GAAP)	$30.90	$28.68

Total equity (GAAP)	$177,359	$165,909
Impact of intangible assets	(10,710)	(11,867)
Tangible equity (non-GAAP)	$166,649	$154,042

Net income

Net income for the three months ended September 30, 2025 was $4.6 million, a $24.0 thousand decrease compared to $4.6 million reported for the three months ended September 30, 2024. Net income per diluted share was $0.84 for the three months ended September 30, 2025 compared to $0.85 per diluted share for the same period in the prior year.

Net income for the nine months ended September 30, 2025 was $13.3 million, compared to $12.4 million for the nine months ended September 30, 2024. Net income per diluted share was $2.45 for the nine months ended September 30, 2025, compared to $2.30 for the nine months ended September 30, 2024.

The decrease in net income for each of the periods noted above is primarily the result of decreased cost of funds, as discussed in more detail below.

Net interest income

Net interest margin (FTE) is the ratio of net interest income (FTE) to average earning assets for the period. The level of interest rates, together with the volume and mix of earning assets and interest-bearing liabilities, impact net interest income (FTE) and net interest margin (FTE).

Quarterly overview - Net interest income (FTE) for the three months ended September 30, 2025 was $13.2 million, a $1.0 million increase compared to net interest income (FTE) of $12.1 million for the three months ended September 30, 2024. The net interest margin (FTE) of 3.43% for the three months ended September 30, 2025 was 19 bps higher than the 3.24% realized during the three months ended September 30, 2024. Interest expense decreased by $1.0 million, positively impacting net interest income (FTE) and net interest margin (FTE), compared to the same period in the prior year. Overall, the cost of interest-bearing deposits decreased 45 bps period over period, from 271 bps to 226 bps. A $44.5 million decrease in average balances of time deposit products contributed to the reduced interest expense during the third quarter of 2025.

Average loan balances of $1.2 billion for the three months ended September 30, 2024 were flat compared to average loan balances for the three months ended September 30, 2025; however, changes in the mix provided nominal enhancements to interest income This metric was however negatively impacted by the decrease in the average balances of securities, decreasing from $287.9 million in the three months ended September 30, 2024 to $259.0 million in the three months ended September 30, 2025, negatively impacting interest income (FTE) by $210 thousand period over period.

Year-to-date overview - Net interest income (FTE) for the nine months ended September 30, 2025 was $38.4 million, a $4.0 million increase compared to net interest income (FTE) for the nine months ended September 30, 2024. The net interest margin (FTE) of 3.37% for the nine months ended September 30, 2025 was 30 bps higher than the 3.07% realized during the nine months ended September 30, 2024. Interest expense decreased $3.0 million, positively impacting net interest income (FTE) and net interest margin (FTE), compared to the same period in the prior year. Overall, the cost of interest-bearing deposits decreased 44 bps period over period, from 273 bps to 229 bps. A $43.8 million decrease in average balances of time deposit products contributed to the lower interest expense during the nine months of 2025. The increase in average loan balances, from $1.1 billion for the nine months ended September 30, 2024 to $1.2 billion for the nine months ended September 30, 2025, positively impacted interest income by $2.6 million. This metric was however negatively impacted by the decrease in the average balances of securities, decreasing from $328.5 million in the nine months ended September 30, 2024 to $265.7 million in the nine months ended September 30, 2025, negatively impacting interest income (FTE) by $1.6 million period over period.

Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP net interest margin.

The following tables detail the average balance sheet, including an analysis of net interest income (FTE) for earning assets and interest-bearing liabilities, for the three and nine months ended September 30, 2025 and 2024. These tables also include rate/volume analyses for these same periods (dollars in thousands).

Consolidated Average Balance Sheet and Analysis of Net Interest Income

	For the Three Months Ended
	September 30, 2025			September 30, 2024			Change in Interest Income/ Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to : [4]		Total
	Balance	Income/	Yield/	Balance	Income/	Yield/	Volume	Rate	Increase/
		Expense	Cost [5]		Expense	Cost [5]			(Decrease)
ASSETS
Interest Earning Assets:
Securities:
Taxable Securities	$193,809	$1,311	2.71%	$221,548	$1,516	2.74%	$(188)	$(17)	$(205)
Tax Exempt Securities [1]	65,222	408	2.50%	66,334	413	2.49%	(7)	2	(5)
Total Securities [1]	259,031	1,719	2.65%	287,882	1,929	2.68%	(195)	(15)	(210)
Loans:
Real Estate	939,765	13,792	5.82%	905,275	13,348	5.87%	506	(62)	444
Commercial	262,137	3,216	4.87%	238,407	3,418	5.70%	320	(522)	(202)
Consumer	28,903	492	6.75%	37,765	612	6.45%	(150)	30	(120)
Total Loans	1,230,805	17,500	5.64%	1,181,447	17,378	5.85%	676	(554)	122
Federal funds sold	25,482	283	4.41%	9,875	136	5.48%	178	(31)	147
Other interest-bearing deposits	7,912	55	2.76%	7,978	50	2.49%	-	5	5
Total Earning Assets	1,523,230	19,557	5.09%	1,487,182	19,493	5.21%	659	(595)	64
Less: Allowance for Credit Losses	(8,362)			(8,134)
Total Non-Earning Assets	106,699			106,616
Total Assets	$1,621,567			$1,585,664

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$260,217	$66	0.10%	$261,961	$66	0.10%	$-	$-	$-
Money Market and Savings Deposits	468,488	3,026	2.56%	425,026	2,990	2.80%	292	(256)	36
Time Deposits	290,246	2,713	3.71%	334,768	3,915	4.65%	(479)	(723)	(1,202)
Total Interest-Bearing Deposits	1,018,951	5,805	2.26%	1,021,755	6,971	2.71%	(187)	(979)	(1,166)
Federal funds purchased	250	3	4.76%	616	9	5.81%	(5)	(1)	(6)
Borrowings	42,707	513	4.77%	25,634	313	4.86%	205	(5)	200
Junior subordinated debt	3,535	78	8.75%	3,487	89	10.15%	1	(12)	(11)
Total Interest-Bearing Liabilities	1,065,443	6,399	2.38%	1,051,492	7,382	2.79%	14	(997)	(983)
Non-Interest-Bearing Liabilities:
Demand deposits	371,859			363,929
Other liabilities	10,971			10,347
Total Liabilities	1,448,273			1,425,768
Shareholders' Equity	173,294			159,896
Total Liabilities & Shareholders' Equity	$1,621,567			$1,585,664
Net Interest Income (FTE)		$13,158			$12,111		$645	$402	$1,047
Interest Rate Spread [2]			2.71%			2.42%
Cost of Funds			1.77%			2.07%
Interest Expense as a Percentage of Average Earning Assets			1.67%			1.97%
Net Interest Margin (FTE) [3]			3.43%			3.24%

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
(5)
Ratio is computed on an annualized basis.

Consolidated Average Balance Sheet and Analysis of Net Interest Income

	For the Nine Months Ended
	September 30, 2025			September 30, 2024			Change in Interest Income/ Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to : [4]		Total
	Balance	Income/	Yield/	Balance	Income/	Yield/	Volume	Rate	Increase/
		Expense	Cost [5]		Expense	Cost [5]			(Decrease)
ASSETS
Interest Earning Assets:
Securities:
Taxable Securities	$199,991	$4,109	2.74%	$262,029	$5,669	2.88%	$(1,286)	$(274)	$(1,560)
Tax Exempt Securities [1]	65,753	1,226	2.49%	66,462	1,240	2.49%	(13)	(1)	(14)
Total Securities [1]	265,744	5,335	2.68%	328,491	6,909	2.80%	(1,299)	(275)	(1,574)
Loans:
Real Estate	946,652	40,952	5.78%	903,786	38,373	5.67%	1,845	734	2,579
Commercial	257,140	9,319	4.85%	206,420	8,923	5.77%	1,979	(1,583)	396
Consumer	31,161	1,593	6.83%	37,706	1,985	7.03%	(336)	(56)	(392)
Total Loans	1,234,953	51,864	5.61%	1,147,912	49,281	5.73%	3,488	(905)	2,583
Federal funds sold	16,050	530	4.42%	13,101	535	5.45%	108	(113)	(5)
Other interest-bearing deposits	8,051	142	2.36%	8,002	165	2.75%	1	(24)	(23)
Total Earning Assets	1,524,798	57,871	5.07%	1,497,506	56,890	5.07%	2,298	(1,317)	981
Less: Allowance for Credit Losses	(8,398)			(8,381)
Total Non-Earning Assets	105,741			109,762
Total Assets	$1,622,141			$1,598,887

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$267,854	$202	0.10%	$271,102	$205	0.10%	$(2)	$(1)	$(3)
Money Market and Savings Deposits	465,665	8,957	2.57%	419,586	8,864	2.82%	925	(832)	93
Time Deposits	294,318	8,437	3.83%	338,154	11,947	4.72%	(1,430)	(2,080)	(3,510)
Total Interest-Bearing Deposits	1,027,837	17,596	2.29%	1,028,842	21,016	2.73%	(507)	(2,913)	(3,420)
Federal funds purchased	759	28	4.93%	558	25	5.98%	8	(5)	3
Borrowings	44,915	1,604	4.77%	32,706	1,187	4.85%	436	(19)	417
Junior subordinated debt	3,523	224	8.50%	3,476	260	9.99%	3	(39)	(36)
Total Interest-Bearing Liabilities	1,077,034	19,452	2.41%	1,065,582	22,488	2.82%	(60)	(2,976)	(3,036)
Non-Interest-Bearing Liabilities:
Demand deposits	366,117			367,688
Other liabilities	9,891			10,808
Total Liabilities	1,453,042			1,444,078
Shareholders' Equity	169,099			154,809
Total Liabilities & Shareholders' Equity	$1,622,141			$1,598,887
Net Interest Income (FTE)		$38,419			$34,402		$2,358	$1,659	$4,017
Interest Rate Spread [2]			2.66%			2.25%
Cost of Funds			1.80%			2.10%
Interest Expense as a Percentage of Average Earning Assets			1.71%			2.01%
Net Interest Margin (FTE) [3]			3.37%			3.07%

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

(5) Ratio is computed on an annualized basis.

Provision for credit losses

An expense to the provision for credit losses of $332 thousand was recognized during the three months ended September 30, 2025 compared to a provision release of $114 thousand recognized during the three months ended September 30, 2024. The third quarter 2025 provision was comprised of $253 thousand in provision for loan losses, due primarily to the increase in the loss rate associated with the routine annual loss driver analysis, and a provision of $79 thousand for unfunded commitments, as a result of an increase in unfunded construction commitments. The third quarter 2024 recovery of provision for credit losses was comprised of $3 thousand of recovery of provision for loan losses and $111 thousand of recovery of provision for losses on unfunded commitments.

A provision for credit losses of $174 thousand was recognized during the nine months ended September 30, 2025 compared to a recovery of provision for credit losses of $474 thousand recognized during the nine months ended September 30, 2024. The year-to-date 2025 provision for credit losses was comprised of a provision for loan losses of $238 thousand and a recovery of provision for losses on unfunded commitments of $64 thousand. The year-to-date 2024 recovery of provision for credit losses was comprised of $511 thousand of recovery of provision for loan losses and $37 thousand of provision for losses on unfunded commitments.

An update to the driver loss analysis, based on peer data, used in the Company's CECL model was performed during the three months ended September 30, 2025. An update to the prepayment and curtailment rates used in the Company's CECL model was also performed during the three months ended September 30, 2025.

The increase in unfunded commitment reserve was almost entirely due to the reserve associated with the construction portfolio. In the third quarter of 2025, the construction pool was assigned a loss rate of 2.64%, compared to 1.91% in the third quarter of 2024. The recovery recognized during the nine month period ended September 30, 2025 was the due primarily to the decline in the balances of unfunded construction commitments.

Further discussion of management’s assessment of the ACL is provided earlier in the report and in Note 5 – Allowance for Credit Losses, found in the Notes to the Consolidated Financial Statements. In management’s opinion, the ACL was adequately provided for at September 30, 2025. The ACL calculation, provision for credit losses, asset quality and collateral values may be significantly impacted by deterioration in economic conditions. Should economic conditions worsen, we could experience further increases in our required ACL and record additional provision for credit loss exposure.

Noninterest income

The components of noninterest income for the three months ended September 30, 2025 and 2024 are shown below (dollars in thousands):

	For the Three Months Ended		Variance
	September 30, 2025	September 30, 2024	$	%
Noninterest income:
Wealth management fees	$223	$239	$(16)	-6.7%
Deposit account fees	323	317	6	1.9%
Debit/credit card and ATM fees	340	474	(134)	-28.3%
Bank owned life insurance income	318	294	24	8.2%
Other	147	128	19	14.8%
Total noninterest income	$1,351	$1,452	$(101)	-7.0%

Noninterest income for the three months ended September 30, 2025 of $1.4 million was $101 thousand or 7.0% less than the amount recorded for the three months ended September 30, 2024, due primarily to a reduction in debit/credit card and ATM fees, as a result of a reduction in number of accounts.

The components of noninterest income for the nine months ended September 30, 2025 and 2024 are shown below (dollars in thousands):

	For the Nine Months Ended		Variance
	September 30, 2025	September 30, 2024	$	%
Noninterest income:
Wealth management fees	$658	$905	$(247)	-27.3%
Deposit account fees	922	1,042	(120)	-11.5%
Debit/credit card and ATM fees	1,065	1,485	(420)	-28.3%
Bank owned life insurance income	918	858	60	7.0%
Gains on sale of assets	278	36	242	672.2%
Gain on early redemption of debt	-	379	(379)	-100.0%
Loss on sales of AFS, net	-	(4)	4	-100.0%
Other	580	620	(40)	-6.5%
Total noninterest income	$4,421	$5,321	$(900)	-16.9%

Noninterest income for the nine months ended September 30, 2025 of $4.4 million was $900 thousand or 16.9% less than the amount recorded for the nine months ended September 30, 2024, due primarily to the fact that a gain of $379 thousand on the early termination of debt was recorded in the first quarter of 2024, coupled with the reduction in wealth management and debit/credit card and ATM fees. The reduction in wealth management fees is primarily attributable to the sale of Masonry Capital effective April 1, 2024, as fees earned in the first quarter of 2024 by such segment contributed $190 thousand to the Company; the decline in wealth management fees associated with Masonry Capital was offset by a reduction in Masonry Capital-related expenses of $200 thousand. The increase year-over-year in gains on sale of assets resulted from the sale of a branch which closed in the first quarter of 2025.

Noninterest expense

The components of noninterest expense for the three months ended September 30, 2025 and 2024 are shown below (dollars in thousands):

	For the Three Months Ended		Variance
	September 30, 2025	September 30, 2024	$	%
Noninterest expense:
Salaries and employee benefits	$3,909	$3,769	$140	3.7%
Net occupancy	872	919	(47)	-5.1%
Equipment	182	176	6	3.4%
Bank franchise tax	439	366	73	19.9%
Computer software	303	219	84	38.4%
Data processing	577	707	(130)	-18.4%
FDIC deposit insurance assessment	255	125	130	104.0%
Marketing, advertising and promotion	171	166	5	3.0%
Professional fees	256	189	67	35.4%
Core deposit intangible amortization	271	319	(48)	-15.0%
Other	1,167	988	179	18.1%
Total noninterest expense	$8,402	$7,943	$459	5.8%

Noninterest expense for the quarter ended September 30, 2025 of $8.4 million was $459 thousand or 5.8% more than the quarter ended September 30, 2024. This increase is primarily due to increases in FDIC insurance and bank franchise tax as well as professional fees and legal expenses related to special projects, partially offset by continued reductions in compensation expense and right-sizing the branch network, leading to reductions in data processing expense, from the Merger.

The components of noninterest expense for the nine months ended September 30, 2025 and 2024 are shown below (dollars in thousands):

	For the Nine Months Ended		Variance
	September 30, 2025	September 30, 2024	$	%
Noninterest expense:
Salaries and employee benefits	$11,708	$11,771	$(63)	-0.5%
Net occupancy	2,777	2,756	21	0.8%
Equipment	569	514	55	10.7%
Bank franchise tax	1,266	1,051	215	20.5%
Computer software	825	703	122	17.4%
Data processing	2,044	2,025	19	0.9%
FDIC deposit insurance assessment	545	500	45	9.0%
Marketing, advertising and promotion	604	571	33	5.8%
Professional fees	843	631	212	33.6%
Core deposit intangible amortization	850	994	(144)	-14.5%
Other	3,877	3,368	509	15.1%
Total noninterest expense	$25,908	$24,884	$1,024	4.1%

Noninterest expense for the nine months ended September 30, 2025 of $25.9 million was $1.0 million or 4.1% higher than the nine months ended September 30, 2024. Increases were due primarily to expenses associated with special projects but were partially offset by reductions in compensation expense as the Bank continues to recognize operational efficiencies.

The efficiency ratio (FTE) was 57.9% for the three months ended September 30, 2025 compared to 58.6% for the same quarter of 2024, due predominantly to the increase in net interest income (FTE), as described above. The efficiency ratio of 60.5% for the nine months ended September 30, 2025 improved from the 62.6% realized in the nine months ended September 30, 2024 for the same reason. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to non-GAAP efficiency ratio.

Provision for Income Taxes

For the three months ended September 30, 2025 and 2024, the Company provided $1.1 million and $1.0 million for Federal income taxes, respectively, resulting in effective income tax rates of 19.5% and 18.5%, respectively, increasing primarily due to adoption of the proportional amortization method for low income housing tax credits. For the nine months ended September 30, 2025 and 2024, the Company provided $3.2 million and $2.6 million for Federal income taxes, respectively, resulting in effective income tax rates of 19.4% and 17.6%, respectively. For each period, the effective income tax rate differed from the U.S. statutory rate of 21% due to the accounting change associated with the recognition of low-income housing tax credits and the effect of tax-exempt income from municipal bonds and bank owned life insurance policies.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

During the quarter ended September 30, 2025, there have been no material changes from the risk factors described in the Company’s Form 10-K for the year ended December 31, 2024. The risks described may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that are currently considered not to be material also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Sales of Unregistered Securities - None

(b) Use of Proceeds - Not Applicable

(c) Issuer Purchases of Securities - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

Trading Arrangements - During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

(a)
Required 8-K disclosures.

None

(b)
Changes in procedures for director nominations by security holders.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1	302 Certification of Principal Executive Officer

31.2	302 Certification of Principal Financial Officer

32.1	906 Certification

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline eXtensible Business Reporting Language, pursuant to Rule 405 of Regulation S-T (1): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Shareholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101.0)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA NATIONAL BANKSHARES CORPORATION
(Registrant)

/s/ Glenn W. Rust
Glenn W. Rust
President and Chief Executive Officer (principal executive officer)

Date:	November 12, 2025

/s/ Tara Y. Harrison
Tara Y. Harrison
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)
Date:	November 12, 2025