Form 10-K
period 2025-12-31
Virginia National Bankshares Corp
filed 2026-03-27
CIK 1572334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the last reported sale price of the common stock quoted on The NASDAQ Capital Market, on June 30, 2025 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $174.4 million.

The number of shares of Registrant’s Common Stock outstanding as of March 23, 2026 was 5,422,082.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in conjunction with the registrant’s 2026 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

Glossary of Acronyms and Defined Terms

2014 Plan	-	2014 Stock Incentive Plan
2022 Plan	-	2022 Stock Incentive Plan
ACH	-	Automated Clearing House
ACL	-	Allowance for credit losses
Acquired Loans	-	Loans acquired from Fauquier
AFS	-	Available for sale
ALCO	-	Asset Liability Committee
ASC	-	Accounting Standards Codification
ASC 326	-	ASU 2016-13, Financial Instruments and Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASC 350	-	ASC 350, Goodwill and Other Intangible Assets
ASC 718	-	ASC 718, Compensation - Stock Compensation
ASC 820	-	ASC 820, Fair Value Measurements and Disclosures
ASU	-	Accounting Standards Update
ATM	-	Automated teller machine
AUM	-	Assets under management
the Bank	-	Virginia National Bank
BHCA	-	Bank Holding Company Act of 1956
BOLI	-	Bank-owned life insurance
bps	-	Basis points
CAMELS	-	International rating system bank supervisory authorities use to rate financial institutions
CBBFC	-	Community Bankers' Bank Financial Corporation
CBLR	-	Community Bank Leverage Ratio
CDARS™	-	Certificates of Deposit Account Registry Service
CECL	-	Current expected credit losses
CET1	-	Common equity tier 1
CFPB	-	Consumer Financial Protection Bureau
CMO	-	Collateralized Mortgage Obligation
Code	-	Internal Revenue Code of 1986, as amended
CODM	-	Chief operating decision maker(s)
the Company	-	Virginia National Bankshares Corporation and its subsidiaries
CRA CRE	- -	Community Reinvestment Act of 1977 Commercial Real Estate
CTA	-	Corporate Transparency Act
DIF	-	Deposit Insurance Fund
Dodd-Frank Act	-	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
Effective Date	-	April 1, 2021
EGRRCPA	-	Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018
EPS	-	Earnings per common share
Exchange Act	-	Securities Exchange Act of 1934, as amended
Fauquier	-	Fauquier Bankshares, Inc. and its subsidiaries
FASB	-	Financial Accounting Standards Board
FDIA	-	Federal Deposit Insurance Act
FDIC	-	Federal Deposit Insurance Corporation
FDICIA	-	Federal Deposit Insurance Corporation Improvement Act
Federal Reserve	-	Board of Governors of the Federal Reserve System
Federal Reserve Act	-	Federal Reserve Act of 1913, as amended
Federal Reserve Bank or FRB	-	Federal Reserve Bank of Richmond
FHLB	-	Federal Home Loan Bank of Atlanta
FinCEN	-	Financial Crimes Enforcement Network
FOMC	-	Federal Reserve Board’s Federal Open Market Committee
Form 10-K	-	Annual Report on Form 10-K for the year ended December 31, 2025
FTE	-	Fully taxable equivalent
GAAP or U.S. GAAP	-	Accounting principles generally accepted in the United States

ICS®	-	Insured Cash Sweep®
LIHTC	-	Low-income housing tax credits
Masonry Capital	-	Masonry Capital Management, LLC
MBS	-	Mortgage-Backed Securities
Merger	-	Mergers of Fauquier Bankshares, Inc. and The Fauquier Bank with and into the Company and the Bank, respectively
Nasdaq	-	The Nasdaq Stock Market, LLC
NIST	-	National Institute of Standards and Technology
NOW	-	Negotiable order of withdrawal
NPA	-	Nonperforming assets
OCC	-	Office of the Comptroller of the Currency
OFAC	-	Office of Foreign Assets Control
PCA	-	Prompt Corrective Action
PCI	-	Purchased credit impaired
PCD		Purchased loans with credit deterioration
PII	-	Personally identifiable information
PPP	-	Paycheck Protection Program
Reorganization	-	Reorganization Agreement and Plan of Share Exchange dated March 6, 2013 between the Bank and the Company
SBA	-	Small Business Administration
SCC	-	Virginia State Corporation Commission
SEC	-	U.S. Securities and Exchange Commission
Securities Act	-	Securities Act of 1933, as amended
SOFR	-	Secured Overnight Funding Rate
TFB	-	The Fauquier Bank
VCDPA	-	Virginia Consumer Data Protection Act
VNBTrust	-	VNBTrust, National Association

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
•
liquidity and capital requirements;
•
market disruptions including trade restrictions, tariffs, pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crisis, political crises, war and other military conflicts or other major events, the governmental and societal responses thereto, or the prospect of these events;
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

More information on factors that could affect the Company’s forward-looking statements is included under Item 1A. Risk Factors. All risk factors and uncertainties described herein and therein should be considered in evaluating forward-looking statements, all forward-looking statements are expressly qualified by this cautionary statement, and undue reliance should not be placed on such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, may not have the expected consequences to or effects on the Company’s business or operations. Forward-looking statements speak only as of the date they are made, and the Company is not obligated to update, and does not intend to update, any forward-looking statement, whether written or oral, that may be made from time-to-time by or on behalf of the Company, whether as a result of new information, future events or otherwise, except as required by law.

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

The main offices of the Company, the Bank and VNB Trust and Estate Services, as well as corporate and Bank operations, are located in Charlottesville, Virginia.

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

The Bank also offers short-to long-term commercial, real estate and consumer loans. The Bank is committed to being a reliable and consistent source of credit, providing loans that are priced based upon an overall banking relationship, easy access to the Bank’s local decision makers who possess strong local market knowledge, local delivery, fast response, and continuity in the banking relationship.

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

This program is offered free-of-charge to those students accepted into the FCLA. Up to ten students are accepted into each session. The program provides quality financial training that gives young people the perspective and tools necessary to level the economic playing field and make responsible financial decisions. Also, included in the curriculum is a comprehensive study of employment readiness and professionalism concepts and strategies aimed to increase the marketability and employability of the participants. In order to begin a successful career and have a successful financial future, these young adults must be prepared to effectively communicate with a multi-generational workforce and have the skills necessary to manage their own finances intelligently and productively.

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

Employees

The Company has a shared vision of guiding principles, core values and strategies that work and have guided the Company through both good and challenging times. The Company strives to ensure that its constituents, including its shareholders, customers, Board of Directors ("Board"), executive management and high performing employees, believe in it as well. The Company believes that the shared vision, when properly aligned and communicated to all constituents, will produce more than above average performance in key metrics. As part of the shared vision, the Company is committed to its shareholders, customers, employees and communities. A critical part of this commitment is attracting and retaining high performing employees. To attract and retain high performing employees, the Company provides a competitive compensation and benefits program, including wellness benefits.

At December 31, 2025, the Company had 140 full-time employees and 8 part-time employees. None of its employees are represented by any collective bargaining unit. The Company considers relations with its employees to be good. We strive for the Company's workforce to reflect the diversity of the customers and communities we serve. The Company's selection and promotion process are without bias and include the active recruitment of minorities and women. At December 31, 2025, women represented 75% of the Company's employees and racial and ethnic minorities represented 22% of the Company's employees. At December 31, 2025, 35% of the Company's employees have been employed by the Company or its subsidiaries for at least 10 years.

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

Regulatory Environment. Banking and other financial services statutes, regulations and policies are continually under review by Congress, state legislatures and federal and state regulatory agencies. The scope of the laws and regulations, and the intensity of the supervision to which the Company and its subsidiaries are subject, have increased in recent years, initially in response to the 2008 financial crisis, and more recently in light of other factors, including continued turmoil and stress in the financial markets, technological factors and market changes.

Proposals to change the laws, regulations and policies governing the banking industry are frequently raised at both the state and federal levels. The second Trump administration has implemented significantly different policies from the Biden administration, including new proposed regulations and rescissions or withdrawals of previous guidance, and sharply reduced the workforce at the federal banking agencies.

These regulatory changes could have significant effects on how the Company and the Bank conduct business. The specific impacts of regulatory reforms, and whether they will last, cannot yet be fully predicted. Further, a change in the manner in which laws, regulations and regulatory guidance are interpreted by regulatory agencies or courts may have a material impact on the Company’s business, operations and earnings.

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

Safety and Soundness. There are a number of obligations and restrictions imposed on bank holding companies and their subsidiary banks by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance fund in the event of a depository institution insolvency, receivership, or default. For example, under FDICIA, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any subsidiary bank that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

Under the FDIA, the federal bank regulatory agencies have adopted guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to capital management, internal controls and information systems, internal audit systems, information systems, data security, loan documentation, credit underwriting, interest rate exposure and risk management, vendor management, corporate governance, and asset growth, as well as compensation, fees, and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines.

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

The Tier 1, CET1, total capital to risk-weighted assets, and leverage ratios of the Company were 19.60%, 19.60%, 20.42% and 12.52%, respectively, as of December 31, 2025, thus exceeding the minimum requirements. The Tier 1, CET1, total capital to risk-weighted assets, and leverage ratios of the Bank were 19.36%, 19.36%, 20.19% and 12.36%, respectively, as of December 31, 2025, also exceeding the minimum requirements.

With respect to the Bank, to be “well capitalized” under the revised “prompt corrective action” regulations, a bank must have the following minimum capital ratios: (i) a CET1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%. The Bank exceeds the thresholds to be considered well capitalized as of December 31, 2025. See “Prompt Corrective Action” below.

In July 2023, the Federal Reserve and the FDIC issued proposed rules to implement the final components of the Basel III agreement, often known as the “Basel III endgame.” These proposed rules contain provisions that apply to banks with $100 billion or more in total assets and that would significantly alter how those banks calculate risk-based assets. In light of the adverse reaction to the proposal, the Federal Reserve announced that it would publish a re-proposal of its regulations finalizing the Basel III standards. That re-proposal is expected in early 2026. The extent to which the re-proposal would impact institutions of the Company’s size is unknown since the original proposal applied to bank holding companies with assets of $100 billion or more.

Community Bank Leverage Ratio. As required by the EGRRCPA, qualifying banks with less than $10 billion in consolidated assets could elect to be subject to a 9% leverage ratio applied using less complex leverage calculations commonly referred to as the community bank leverage ratio CBLR. Banks that opt into the CBLR framework and maintain a leverage ratio of greater than 9% are not subject to other risk-based and leverage capital requirements and are deemed to meet Basel III Final Rules’ well capitalized ratio requirements. As of December 31, 2025, the Bank has not elected to apply the CBLR framework, but the Bank continues to assess the potential impact of opting in to the CBLR framework as part of its ongoing capital management and planning processes.

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

The policy statement, among other things, exempts certain bank holding companies from minimum consolidated regulatory capital ratios that apply to other bank holding companies. The Company expects that it will continue to be treated as a small bank holding company under the policy statement and will not be subject to regulatory capital requirements. The Bank remains subject to the regulatory capital requirements described above.

Prompt Corrective Action. Federal banking regulators are authorized, and under certain circumstances required, to take certain actions against banks that fail to meet their capital requirements. The federal bank regulatory agencies have additional enforcement authority with respect to undercapitalized depository institutions. “Well capitalized” institutions may generally operate without additional supervisory restriction. With respect to “adequately capitalized” institutions, such banks (i) cannot normally pay dividends or make any capital contributions that would leave them undercapitalized, (ii) cannot pay management fees to a controlling person if, after paying the fee, they would be undercapitalized, and (iii) cannot accept, renew, or roll over any brokered deposit unless they have applied for and been granted a waiver by the FDIC.

Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank met the definition of being “well capitalized” as of December 31, 2025.

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

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis. On October 18, 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. As a result of this final rule, the total base assessment rates beginning with the first quarter of 2023 for institutions with less than $10 billion in assets that have been insured for at least five years range from 2.5 bps to 32 bps. This increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio reaches 1.35% by the statutory deadline of September 30, 2028. The new assessment rate schedules will remain in effect unless and until the reserve ratio meets or exceeds 2%. Progressively lower assessment rate schedules will take effect when the reserve ratio reaches 2%, and again when it reaches 2.5%

.

In November 2023, the FDIC issued a final rule to implement a special DIF assessment following the FDIC’s use of the “systemic risk” exception to the least-cost resolution test in connection with the failures and resolutions of Silicon Valley

Bank and Signature Bank. Banks with less than $5 billion of uninsured deposits, such as the Bank, are exempt from this special assessment.

In 2025 and 2024, the Company expensed $785 thousand and $700 thousand, respectively, in deposit insurance assessments.

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

Loans to executive officers, directors, or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls, or has the power to vote more than 10% of any class of voting securities of a bank, are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and their corresponding regulations (Regulation O) and Section 13(k) of the Exchange Act relating to the prohibition on personal loans to executives (which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act). Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire Board. Section 22(h) of the Federal Reserve Act prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed the Bank’s unimpaired capital and unimpaired surplus. Section 22(g) of the Federal Reserve Act identifies limited circumstances in which the Bank is permitted to extend credit to executive officers.

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

On October 24, 2023, the federal bank regulatory agencies issued a final rule to modernize their respective CRA regulations. The revised rules would have substantially altered the methodology for assessing compliance with the CRA, and likely would have made it more challenging and/or costly for the Bank to maintain its “satisfactory” rating. Following its finalization on March 29, 2024, the 2023 modernization rule became subject to an ongoing injunction. On July 16, 2025, the federal bank regulatory agencies issued a joint proposal to rescind the 2023 modernization rule. The agencies continue to apply the CRA rules as they existed before the 2023 modernization, considering the injunction and pending finalization of the rescission of the modernization rule.

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

In October 2023, the CFPB proposed a new rule that would require a provider of payment accounts or products, such as the Bank, to make certain data available to consumers upon request regarding the products or services they obtain from the provider. The proposed rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products and services. On the same day the final rule was released, certain industry participants filed a complaint against the CFPB challenging the final rule. The litigation is currently stayed while the CFPB considers revisions to the rule. Based on its expected asset size, the Company would have been required to comply with this rule in 2028 or 2029.

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

Office of Foreign Assets Control. OFAC, which is a division of the U.S. Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. If the Bank finds a name of an “enemy” of the United States on any transaction, account, or wire transfer that is on an OFAC list, it must freeze such account or place transferred funds into a blocked account, and report it to OFAC. Failure to comply with OFAC requirements could have serious legal, financial and reputational consequences for the Company. To comply with these obligations, the Company has implemented appropriate internal practices, procedures, and controls.

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

Call Reports and Examination Cycle. All institutions, regardless of size, submit a quarterly call report that includes data used by federal banking agencies to monitor the condition, performance, and risk profile of individual institutions and the industry as a whole. The EGRRCPA contained provisions expanding the number of regulated institutions eligible to use streamlined call report forms. In June 2019, the federal banking agencies issued a final rule to permit insured depository institutions with total assets of less than $5 billion, such as the Bank, that do not engage in certain complex or international activities to file the most streamlined version of the quarterly call report, and to reduce data reportable on certain streamlined call report submissions.

Federal Home Loan Bank of Atlanta. The Bank is a member of the FHLB of Atlanta, which is one of 11 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each regional FHLB serves as a reserve, or central bank, for the members within its assigned region. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB. At December 31, 2025, the Bank owned $2.1 million of FHLB stock.

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

During 2025, the CFPB reduced its staff by over 80%. The reduction in force is the subject of litigation, and the staffing cuts are currently stayed pending the federal circuit court’s rehearing of the case. The impact of these developments on banking organizations is uncertain. States and state attorneys general may increase regulatory, investigative and enforcement activity with respect to consumer protection, in response to changes in regulation, supervision and enforcement of consumer protection laws by federal regulators.

Notwithstanding ongoing, legal, budgetary and structural challenges affecting the CFPB, the CFPB remains an active federal regulatory agency with continuing supervisory and enforcement authority and retains its broad authority to pursue enforcement actions, including investigations, civil actions and cease and desist proceedings. The CFPB may also refer civil and criminal findings to the Department of Justice for prosecution. The Bank is also subject to other federal and state consumer protection laws and regulations that, among other things, prohibit unfair, deceptive and abusive, corrupt or fraudulent business practices, untrue or misleading advertising and unfair competition.

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

Incentive Compensation. The federal banking agencies have issued guidance on sound incentive compensation policies that applies to all banking organizations supervised by the agencies including the Company and the Bank. Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (i) provide employees with incentives that appropriately balance risk and reward; (ii) be compatible with effective controls and risk management; and (iii) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation.

The Dodd-Frank Act required the federal banking agencies and the SEC to establish joint regulations or guidelines for financial institutions, such as the Bank, to prohibit incentive-based payment arrangements that encourage inappropriate risk taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. Despite numerous proposals, no regulation has been finalized.

Pursuant to SEC regulations, the Company adopted a “clawback” policy with respect to the recovery of incentive-based compensation paid to current or former executive officers in the event of material noncompliance with any financial reporting requirement under the securities laws. A copy of our clawback policy is included as Exhibit 97 to this Annual Report on 10-K.

The Federal Reserve will review, as part of its standard, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company. These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Fair Access to Financial Services. In August 2025, President Trump signed Executive Order 14331, “Guaranteeing Fair Banking Access for All Americans,” which states that it is the policy of the United States that no American should be denied access to financial services because of their constitutionally or statutorily protected beliefs, affiliations, or political views. The Executive Order directs the Treasury Secretary and federal banking regulators to address politicized or unlawful debanking activities. In recent years, certain states have also enacted, or have proposed to enact, statutes, regulations or policies that prohibit financial institutions from denying or canceling products or services to a person or business, or otherwise discriminating against a person or business in making available products or services, on the basis of certain social or political factors or other activities.

Artificial Intelligence. The CFPB and other federal regulatory guidance reiterates that creditors are not excused from the adverse action notice requirements under the Equal Credit Opportunity Act if they rely on complex algorithmic underwriting models. States have also started to regulate the use of artificial intelligence technologies. In July 2024, the federal banking agencies, including the OCC, the Federal Reserve, and the FDIC, issued a final rule that requires, among other things, financial institutions to ensure that their automated valuation models for property valuation follow certain quality control standards, including a requirement that such valuation models comply with nondiscrimination laws.

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

Reporting Obligations under Securities Laws; Availability of Information

The Company is subject to the periodic and other reporting requirements of the Exchange Act, including the filing of annual, quarterly and other reports with the SEC. Prior to the Reorganization in 2013, the Bank filed the periodic and annual reports required under the Exchange Act with the OCC. Annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, plus any amendments to these reports, are available, free of charge, on the company's website at www.vnb.com. The Company’s SEC filings are posted and available as soon as reasonably practicable after the reports are filed electronically with the SEC. The information on the Company’s website is not incorporated into this report or any other filing the Company makes with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A. RISK FACTORS.

The Company’s business is subject to risk. The following discussion, along with management’s discussion and analysis, the information contained in “Forward-Looking Statements and Factors that Could Affect Future Results,” and the financial statements and footnotes, sets forth the most significant risks and uncertainties that management believes could adversely affect the Company’s future business, financial condition or results of operations, and that investors in the Company’s securities should carefully consider. References to past events in these risk factors are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. Additional risks and uncertainties that management is not aware of or that management currently deems immaterial may also have a material adverse effect on the Company’s business, financial condition or results of operations. There is no assurance that this discussion covers all potential risks that the Company may face.

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

The level of the ACL reflects management’s evaluation of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, delinquency trends, underlying collateral values, the amount of actual losses charged to the reserve in a given period and assessment of present and anticipated economic conditions. The determination of the appropriate level of the ACL inherently involves a high degree of subjectivity and requires the Company to make significant estimates of credit risks and future trends, all of which could undergo material changes. Although the Company believes the ACL is a reasonable estimate of known and inherent losses in the loan portfolio, it cannot precisely predict such losses or be certain that the ACL will be adequate in the future. Deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside the Company’s control, may require an increase in the ACL. In addition, bank regulatory agencies and the Company’s auditors periodically review its ACL and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different from those of management.

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

The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Credit risk and credit losses can increase if its loans are concentrated to borrowers who, as a group, may be uniquely or disproportionately affected by economic or market conditions. As of December 31, 2025, approximately 76.4% of the Company’s loans are secured by real estate, both residential and commercial. The Company has established concentration limits that are regularly monitored by management and reported to the Board. A major change in the real estate market in the regions in which the Company operates, resulting in a deterioration in real estate values, or in the local or national economy, could adversely affect the Company’s customers’ ability to pay these loans, which in turn could adversely impact the Company. Risk of loan defaults and foreclosures are inherent in the banking industry, and the Company tries to limit its exposure to this risk by carefully underwriting and monitoring its extensions of credit. The Company cannot fully eliminate credit risk, and as a result, credit losses may occur in the future.

The Company has a moderate concentration of credit exposure in commercial real estate and loans with this type of collateral are viewed as having higher risk of default.

As of December 31, 2025, the Company had approximately $496.5 million in loans secured by non-owner occupied commercial real estate, which represented approximately 40.1% of total loans outstanding at that date and 247% of regulatory capital. Such category of loans consists of $333.7 million of non-owner occupied commercial real estate, $127.8 million of multifamily and $35.0 million of construction, land development and other land loans. These types of loans are generally viewed as having higher risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the property to service the debt, successful completion of construction projects and, for development loans, sale of the underlying asset. It may be more difficult for commercial real estate borrowers to repay their loans in a timely manner, as commercial real estate borrowers’ abilities to repay their loans frequently depend on the successful rental of their properties. Some degree of instability in the commercial real estate markets is expected in the coming quarters as loans are refinanced in markets with higher vacancy rates under current economic conditions. The outlook for commercial real estate remains dependent on the broader economic environment and, specifically, how major subsectors respond to a higher interest rate environment and higher prices for commodities, goods and services. Cash flows may be affected significantly by general economic conditions, and a sustained downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because the Company’s loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in its percentage of nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for credit losses and an increase in charge-offs, all of which could have a material adverse effect on the Company’s financial condition. The Company’s banking regulators generally give commercial real estate lending greater scrutiny and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of ACL and capital as a result of commercial real estate lending growth and exposures, which could have a material adverse effect on the Company’s results of operations. Steps to mitigate such risks include underwriting multiple sources of repayment, including but not limited to, business cash flow, personal guarantees, collateral, and government guarantees, where applicable. In addition, the Company has established concentration limits that are regularly monitored by management and reported to the Board. Although the Company has taken these mitigation steps, there is no guarantee that such practices will be effective to prevent the increased credit risk.

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

The Company is directly and indirectly affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. As a financial institution, market risk is inherent in the financial instruments associated with the Company’s operations and activities, including loans, deposits, securities, and short-term borrowings. A few of the market conditions that may shift from time-to-time, thereby exposing the Company to market risk, include fluctuations in interest rates, equity and futures prices, and price deterioration or changes in value due to changes in market perception or actual credit quality of issuers. The Company’s investment securities portfolio, in particular, may be impacted by market conditions beyond its control, including rating agency downgrades of the securities, defaults of the issuers of the securities, lack of market pricing of the securities, and inactivity or instability in the credit markets. Any changes in these conditions, in current accounting principles or interpretations of these principles could impact the Company’s assessment of fair value and thus the determination of the need for an allowance for credit loss on securities in the investment securities portfolio, which could adversely affect the Company’s earnings and capital ratios.

Weaknesses in economic or market conditions, or adverse developments in the financial services industry, could pose challenges for the Company and could adversely affect the results of operations, liquidity, and financial condition.

Deterioration in, or uncertain, economic conditions could adversely affect the Company’s business which is directly affected by general economic and market conditions; broad trends in industry and finance; legislative and regulatory changes; changes in governmental monetary and fiscal policies, including trade policies and tariffs; and inflation, all of which are beyond the Company’s control. Prolonged periods of inflation may impact profitability by negatively impacting fixed costs and expenses, including increasing funding costs and expense related to talent acquisition and retention, and negatively impacting the demand for products and services. Additionally, inflation may lead to a decrease in consumer and commercial purchasing power and an increase in default rates on loans. Any deterioration in economic conditions, in particular a prolonged economic slowdown within the Company’s geographic region or a broader disruption in the economy, possibly as a result of a pandemic or other widespread public health emergency, acts of terrorism, or outbreak of domestic or international hostilities (including the ongoing military conflicts between Russia and Ukraine and in the Middle East), or unanticipated events in the banking industry, such as high-profile bank failures in 2023, could result in the following consequences, any of which could hurt business materially: declines in real estate values and home sales and increases in the financial stress on borrowers and unemployment rates, all of which could lead to increases in loan delinquencies, problem assets and foreclosures, and a deterioration in the value of collateral for loans made by the Company's various business segments; an increase in the level of loan losses exceeding the level the Company has provided in its ACL, which would reduce the Company’s earnings; a decline in demand for the Company's products and services; changes in the fair value of financial instruments held by the Company or its subsidiaries; or declines in available sources or amounts of liquidity and funding. Events in the financial services industry, such as the high-profile bank failures in 2023, may also cause concern and uncertainty about the financial services industry generally, which may result in sudden deposit outflows, increased borrowing and funding costs, and increased competition for liquidity, any of which could have a material adverse impact on the Company’s business, financial condition, and results of operations.

Inflation can have an adverse impact on the Company’s business and on its customers.

During 2022, the United States experienced the highest level of inflation since the 1980s. In response, the Federal Reserve increased the federal funds target rate at the fastest pace in over 40 years, increasing 425 bps during 2022 and an additional 100 bps in 2023, before declining during 2024 and 2025. Price-wage inflation may cause the Company to give higher than normal raises to employees and start new employees at a higher wage. Furthermore, the Company’s customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with the Company. As market interest rates rise, the value of the Company’s investment securities generally decreases, although this effect can be less pronounced for floating rate instruments. Higher interest rates reduce the demand for loans and increase the attractiveness of alternative investment and savings products, like U.S. Treasury securities and money market funds, which can make it difficult to attract and retain deposits.

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

As indicated above, a significant portion of the Company’s loan portfolio consists of loans secured by real estate and it may also hold foreclosed properties from time-to-time. The Company relies upon independent appraisers to estimate the value of such real estate. Appraisals are only estimates of value and the independent appraisers may make mistakes of fact or judgment that adversely affect the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease. As a result of any of these factors, the real estate securing some of the Company’s loans and any foreclosed properties that may be held by the Company may be more or less valuable than anticipated. If a default occurs on a loan secured by real estate that is less valuable than originally estimated, the Company may not be able to recover the outstanding balance of the loan. It may also be unable to sell any foreclosed properties for the values estimated by their appraisals. The Company had no foreclosed property as of December 31, 2025 or December 31, 2024.

Liquidity Risks

The Company’s liquidity needs could adversely affect results of operations and financial condition.

The Company’s primary sources of funds are deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including, but not limited to, changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, availability of, and/or access to, sources of refinancing, business closings or lay-offs, pandemics or endemics, inclement weather, natural disasters and international instability. Deposit levels may be affected by a number of factors, including, but not limited to, rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments and general economic conditions. Additionally, negative news about the Company or the banking industry in general could negatively impact market and/or customer perceptions of the Company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, as many regional banking organizations experienced in 2023, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed “too big to fail” or remove deposits from the banking system entirely. As of December 31, 2025, approximately 27.4% of the Company's deposits were uninsured and the Company relies on these deposits for liquidity. Accordingly, the Company may be required from time-to-time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include FHLB advances, sales of securities and loans, federal funds lines of credit from correspondent banks and borrowings from the Federal Reserve Discount Window, as well as additional out-of-market time deposits and brokered deposits. While the Company believes that these sources are currently adequate, there can be no assurance they will be sufficient or available to meet future liquidity demands, particularly if the Company continues to grow and experiences increasing loan demand. The Company may be required to slow or discontinue loan growth, capital expenditures or other investments, or liquidate assets should such sources not be adequate.

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

Strategic Risks

The Company faces strong and growing competition from financial institutions and other companies that offer banking and other financial services, which could negatively affect the Company’s business.

The Company encounters substantial competition from other financial institutions in its market area and competition is increasing. Ultimately, the Company may not be able to compete successfully against current and future competitors. Many competitors offer the same banking services that the Company offers in its service area. These competitors include national, regional and community banks. The Company also faces competition from many other types of financial services companies, including finance companies, mutual and money market fund providers, brokerage firms, insurance companies, credit unions, financial subsidiaries of certain industrial corporations and financial technology companies. Increased competition may result in reduced business for the Company.

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

In addition, multiple major U.S. retailers have experienced data systems incursions reportedly resulting in the thefts of credit and debit card information, online account information and other financial or privileged data. Retailer incursions affect cards issued and deposit accounts maintained by many banks, including the Bank. Although the Company’s systems are not breached in retailer incursions, these events can cause it to reissue a significant number of cards and take other costly steps to avoid significant theft loss to the Company and its customers. In some cases, the Company may be required to reimburse customers for the losses they incur. Other possible points of intrusion or disruption not within the Company’s control include internet service providers, electronic mail portal providers, social media portals, distant-server (cloud) service providers, electronic data security providers, data processing service providers, telecommunications companies, and smart phone manufacturers.

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

The development and use of Artificial Intelligence (“AI”) presents risks and challenges that may adversely impact the Company’s business.

The Company or its third-party vendors, clients, or counterparties may develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI presents a number of risks and challenges to the Company’s business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in the Company’s implementation of AI technology and increase the Company’s compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous outputs, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, the Company may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which the Company may have limited visibility. Any of these risks could expose the Company to liability or adverse legal or regulatory consequences and harm the Company’s reputation and the public perception of its business or the effectiveness of its security measures.

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

The Company’s ability to make dividend payments on its common stock depends primarily on certain regulatory considerations and the receipt of dividends and other distributions from the Bank. There are various regulatory restrictions on the ability of banks, such as the Bank, to pay dividends or make other payments to their holding companies. The Company is currently paying a quarterly cash dividend to holders of its common stock at a rate of $0.36 per share. Although the Company has paid a quarterly cash dividend to the holders of its common stock since July 2013, holders of its common stock are not entitled to receive dividends, and the Company is not obligated to pay dividends in any particular amounts or at any particular times. Regulatory, economic and other factors may cause the Company’s Board to consider, among other things, the reduction of dividends paid on its common stock.

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

The Company is a “smaller reporting company” as defined in federal securities laws. Smaller reporting companies have reduced disclosure obligations, such as an exemption from providing selected financial data and an ability to provide simplified executive compensation information and only two years of audited financial statements. If some investors find the Company’s common stock less attractive because the Company may rely on these reduced disclosure obligations, there may be a less active trading market for its common stock and its stock price may be more volatile.

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
•
Governance and Oversight: The Company's Board regularly reviews cybersecurity matters, ensuring alignment with business objectives and regulatory requirements. A designated Information Technology Strategic Committee, which includes many subject matter experts from the Board and executive management, meets quarterly to provide additional focus and expertise in this area.
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

The Company had no material cybersecurity incidents in 2025.

Item 2. PROPERTIES.

The Company and its subsidiaries currently occupy twelve full-service and one limited-service banking facilities in the cities of Charlottesville, Manassas, Richmond and Winchester, and the counties of Albemarle, Fauquier and Prince William. The Company’s main office, a full-service banking facility and operations center, is located at 404 People Place, Charlottesville, Virginia. VNB Trust and Estate Services is located at 103 Third Street, SE, Charlottesville, Virginia. Of the thirteen locations used as bank branches, five of the buildings are owned by the Company, six are leased from nonaffiliates and two are leased from affiliates described below. Leases with affiliates are described below.

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

See Note 6 – Premises and Equipment and Note 7 – Leases in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for information with respect to the amounts at which the Company’s premises and equipment are carried and commitments under long-term leases. The Company believes its properties are in good operating condition and are adequate for the Company's present and anticipated future needs.

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

Item 4. MINE SAFETY DISCLOSURES.

Not applicable

Part II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock Performance and Dividends

Virginia National Bankshares Corporation’s common stock is listed for trading on the Nasdaq Capital Market under the symbol VABK. As of December 31, 2025, the Company had issued and outstanding 5,393,140 shares of common stock, which included 62,468 shares of restricted stock that have not yet vested. As of March 26, 2025, there were approximately 541 shareholders of record.

The payment of dividends is at the discretion of the Company’s Board of Directors and is subject to various federal and state regulatory limitations. As a bank holding company, the ability to pay dividends is dependent upon the overall performance and capital requirements of the Bank. Dividends of $1.41 and $1.32 per share were paid for the years ended December 31, 2025 and 2024, respectively.

On June 28, 2023, the Company's Board of Directors approved a share repurchase plan of up to 5% of outstanding common stock. The program was announced in a Current Report on Form 8-K on July 17, 2023 with an expiration date of July 31, 2025. The first repurchases of stock under this plan occurred in February 2024. There were no shares of the Company's common stock repurchased during the three months or year ended December 31, 2025.

Equiniti Trust Company, LLC (formerly American Stock Transfer and Trust Company) is the Company’s stock transfer agent and registrar.

Recent Issuances of Unregistered Securities

No unregistered shares were issued in 2025 or 2024.

Item 6. [RESERVED].

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

Non-GAAP Presentations

The accounting and reporting policies of the Company conform to GAAP and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of the Company’s performance. These include tangible book value per share and the following fully-taxable equivalent measures: net interest income-FTE, efficiency ratio-FTE and net interest margin-FTE. Interest on tax-exempt loans and securities is presented on a taxable-equivalent basis (which converts the income on loans and investments for which no income taxes are paid to the equivalent yield as if income taxes were paid) using the federal corporate income tax rate of 21% that was applicable for all periods presented.

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

A reconcilement of the non-GAAP financial measures used by the Company to evaluate and measure the Company's performance to the most directly comparable GAAP financial measures is presented below:

(Dollars in thousands, except per share data)
Reconcilement of Non-GAAP Measures:	Year Ended December 31
	2025	2024
Fully taxable-equivalent measures
Net interest income (GAAP)	$51,509	$46,376
Fully taxable-equivalent adjustment	342	347
Net interest income (FTE) [1] (non-GAAP)	$51,851	$46,723

Efficiency ratio [2] (GAAP)	58.0%	62.4%
Impact of FTE adjustment	-0.4%	-0.4%
Efficiency ratio (FTE) [3] (non-GAAP)	57.6%	62.0%

Net interest margin (GAAP)	3.38%	3.08%
Fully tax-equivalent adjustment	0.02%	0.02%
Net interest margin (FTE) [1] (non-GAAP)	3.40%	3.10%

Other financial measures
Book value per share (GAAP)	$34.15	$29.85
Impact of intangible assets	(1.94)	(2.15)
Tangible book value per share (non-GAAP)	$32.21	$27.70

1 FTE calculations use a Federal income tax rate of 21%.

2 The efficiency ratio, GAAP basis, is computed by dividing noninterest expense by the sum of net interest income and noninterest income.

3 The efficiency ratio, FTE, is computed by dividing noninterest expense by the sum of net interest income (FTE) and noninterest income.

Results of Operations

Consolidated Return on Assets and Equity and Other Key Ratios

The ratio of net income to average total assets and average shareholders' equity and certain other ratios for the years indicated are as follows:

	2025	2024
Return on average assets	1.19%	1.06%
Return on average equity	11.19%	10.78%
Average equity to average assets	10.60%	9.80%
Cash dividend payout ratio	39.48%	41.80%
Efficiency ratio (FTE) (non-GAAP)	57.60%	62.00%

Net income for the year ended December 31, 2025 was $19.3 million, or $3.55 per diluted share, a 13.5% increase compared to $17.0 million, or $3.15 per diluted share for the year ended December 31, 2024. This increase was the result of a $5.1 million increase in net interest income and a $1.5 million decrease in noninterest income, offset by a $282.0 thousand decrease in noninterest expense. Each component of such year-over-year changes are described in more detail below.

The efficiency ratio (FTE) (non-GAAP) was 57.6% for the year ended December 31, 2025, compared to 62.0% for the same period of 2024, increasing due to the fluctuations in net interest income, noninterest income and noninterest expense noted above.

The Company had two reportable segments during the 2025 period: the Bank and VNB Trust and Estate Services and three in the 2024 period: the Bank, VNB Trust and Estate Services and Masonry Capital.

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
•
Masonry Capital (Masonry) - Masonry Capital offers investment management services for separately managed accounts and a private investment fund employing a value-based, catalyst-driven investment strategy. Revenue for this segment is generated from management fees which are derived from Assets Under Management and incentive income which is based on the investment returns generated on performance-based Assets Under Management. Note that the membership interests in this business line were sold to an officer of Masonry effective April 1, 2024. Subsequent to the date of sale, the Company will receive an annual revenue-share amount for a period of six years. No expenses have been or will be incurred by the Company related to Masonry subsequent to April 1, 2024.

The Bank segment earned net income of $19.6 million in 2025, a $2.3 million increase compared to the $17.2 million netted in 2024. VNB Trust and Estate Services realized a net loss of $306 thousand in 2025, compared to a net loss of $275 thousand in 2024. Masonry Capital realized a net loss of $2 thousand in 2024.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is computed as the difference between the interest income on earning assets and the interest expense on deposits and other interest bearing liabilities. Net interest income represents the principal source of revenue for the Company and accounted for 89.4% of the total revenue in 2025. Net interest margin (FTE) (non-GAAP) is the ratio of taxable-equivalent net interest income to average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest bearing liabilities impact net interest income (FTE) (non-GAAP) and net interest margin (FTE) (non-GAAP).

The following table details the average balance sheet, including an analysis of net interest income (FTE) (non-GAAP) for earning assets and interest bearing liabilities, for the years ended December 31, 2025, 2024, and 2023.

Consolidated Average Balance Sheets and Analysis of Net Interest Income (FTE) (non-GAAP)

	2025			2024			2023
		Interest	Average		Interest	Average		Interest	Average
(Dollars in thousands)	Average Balance	Income Expense	Yield/ Cost	Average Balance	Income Expense	Yield/ Cost	Average Balance	Income Expense	Yield/ Cost
ASSETS
Interest earning assets:
Securities
Taxable securities	$198,401	$5,379	2.71%	$249,858	$7,120	2.85%	$400,189	$11,921	2.98%
Tax exempt securities [1]	65,364	1,629	2.49%	66,399	1,649	2.48%	66,895	1,655	2.47%
Total securities [1]	263,765	7,008	2.66%	316,257	8,769	2.77%	467,084	13,576	2.91%
Loans:
Real estate	943,389	55,119	5.84%	908,356	51,532	5.67%	839,326	47,996	5.72%
Commercial	258,713	12,418	4.80%	220,276	12,430	5.64%	100,122	5,121	5.11%
Consumer	30,015	2,034	6.78%	37,013	2,572	6.95%	41,140	2,936	7.14%
Total Loans	1,232,117	69,571	5.65%	1,165,645	66,534	5.71%	980,588	56,053	5.72%
Fed funds sold	19,957	835	4.18%	14,663	765	5.22%	3,825	207	5.41%
Other interest bearing deposits	8,099	174	2.15%	8,220	206	2.51%	15,489	501	3.23%
Total earning assets	1,523,938	77,588	5.09%	1,504,785	76,274	5.07%	1,466,986	70,337	4.79%
Less: Allowance for credit losses	(8,516)			(8,350)			(7,907)
Total non-earning assets	109,084			109,500			114,393
Total assets	$1,624,506			$1,605,935			$1,573,472

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing deposits:
Interest checking	$267,222	$270	0.10%	$269,136	$272	0.10%	$321,154	$346	0.11%
Money market and savings deposits	467,612	12,014	2.57%	425,386	11,803	2.77%	421,083	9,673	2.30%
Time deposits	296,218	11,264	3.80%	333,139	15,410	4.63%	220,348	8,617	3.91%
Total interest bearing deposits	1,031,052	23,548	2.28%	1,027,661	27,485	2.67%	962,585	18,636	1.94%
Borrowings	40,005	1,860	4.65%	36,111	1,691	4.68%	37,286	1,934	5.19%
Federal funds purchased	569	28	4.92%	489	29	5.93%	2,632	138	5.24%
Junior subordinated debt	3,529	301	8.53%	3,482	346	9.94%	3,436	313	9.11%
Total interest bearing liabilities	1,075,155	25,737	2.39%	1,067,743	29,551	2.77%	1,005,939	21,021	2.09%
Non-interest bearing liabilities:
Demand deposits	367,066			370,178			418,091
Other liabilities	10,134			10,597			9,989
Total liabilities	1,452,355			1,448,518			1,434,019
Shareholders' equity	172,151			157,417			139,453
Total liabilities & shareholders' equity	$1,624,506			$1,605,935			$1,573,472
Net interest income (FTE) (non-GAAP)		$51,851			$46,723			$49,316
Interest rate spread [2]			2.70%			2.30%			2.70%
Cost of funds			1.78%			2.06%			1.48%
Interest expense as a percentage of average earning assets			1.69%			1.96%			1.43%
Net interest margin (FTE) [3] (non-GAAP)			3.40%			3.10%			3.36%

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

The purpose of the volume and rate analysis below is to describe the impact on the net interest income (FTE) (non-GAAP) of the Company resulting from changes in average balances and average interest rates for the periods indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. Interest income is reported on a tax-equivalent basis.

Volume and Rate Analysis

2025 compared to 2024

	Change due to:		Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)
Assets:
Securities	$(1,434)	$(327)	$(1,761)
Loans:
Real estate	2,021	1,566	3,587
Commercial	1,994	(2,006)	(12)
Consumer	(476)	(62)	(538)
Total loans	3,539	(502)	3,037
Federal funds sold	241	(171)	70
Other interest bearing deposits	(3)	(29)	(32)
Total earning assets	$2,343	$(1,029)	$1,314
Liabilities and Shareholders' equity:
Interest bearing deposits:
Interest checking	$(2)	-	$(2)
Money market and savings	1,122	(911)	211
Time deposits	(1,591)	(2,555)	(4,146)
Total interest bearing deposits	(471)	(3,466)	(3,937)
Borrowings	181	(12)	169
Federal funds purchased	4	(5)	(1)
Junior subordinated debt	5	(50)	(45)
Total interest bearing liabilities	(281)	(3,533)	(3,814)
Change in net interest income	$2,624	$2,504	$5,128

2024 compared to 2023

	Change due to:		Increase/
(Dollars in thousands)	Volume	Rate	(Decrease)
Assets:
Securities	$(4,316)	$(491)	$(4,807)
Loans:
Real estate	3,919	(383)	3,536
Commercial	6,730	579	7,309
Consumer	(288)	(76)	(364)
Total loans	10,361	120	10,481
Federal funds sold	566	(8)	558
Other interest bearing deposits:	(170)	(125)	(295)
Total earning assets	$6,441	$(504)	$5,937
Liabilities and Shareholders' equity:
Interest bearing deposits:
Interest checking	$(54)	(20)	$(74)
Money market and savings	100	2,030	2,130
Time deposits	5,005	1,788	6,793
Total interest bearing deposits	5,051	3,798	8,849
Borrowings	(59)	(184)	(243)
Federal funds purchased	(125)	16	(109)
Junior subordinated debt	4	29	33
Total interest bearing liabilities	4,871	3,659	8,530
Change in net interest income	$1,570	$(4,163)	$(2,593)

For 2025, net interest income (FTE) (non-GAAP) of $51.9 million was recognized, an increase of $5.1 million over 2024. Net interest income (FTE) (non-GAAP) for 2024 totaled $46.7 million, a $2.6 million decrease over the 2023 total of $49.3 million. Average earning assets increased $19.2 million or 1.3% in 2025 compared to 2024 and increased $37.8 million or 2.6% in 2024 compared to 2023. The increase in the average balance of loans in the real estate and commercial categories was the primary driver of the increase in interest income from 2024 to 2025, whereas the 2023 to 2024 change in interest income was primarily driven by interest rate changes. The average balance for loans as a percentage of earnings assets for 2025 was 80.9%, compared to 77.5% and 66.8% in 2024 and 2023, respectively.

The 2025 net interest margin (FTE) (non-GAAP) improved 30 bps to 3.40% from 3.10% in 2024. The 2024 net interest margin (FTE) (non-GAAP) declined 26 bps from 3.36% in 2023. The tax-equivalent yield on average earning assets for 2025 of 5.09% was 2 bps higher than the 2024 yield of 5.07%. The 2024 tax-equivalent yield on average earning assets was 28 bps higher than the comparable 2023 yield of 4.79%. Loan yields for 2025 were 5.65%, declining 6 bps from the loan yield of 5.71% for 2024. Average loans for 2025 of $1.2 billion were $66.5 million higher than the 2024 average of $1.2 billion.

The decrease in rates paid on deposits in 2025 compared to 2024 positively impacted net interest income. Interest expense as a percentage of average earning assets decreased to 169 bps for 2025. Net interest margin will be impacted by future changes in short-term and long-term interest rate levels on deposits, as well as the impact from the competitive environment. A continuing primary driver of the Company’s low cost of funds compared to peers is the Company’s level of non-interest bearing demand deposits and low-cost deposit accounts. Following is a table illustrating the average balances of deposit accounts as a percentage of total deposit account balances.

(Dollars in thousands)	2025		2024
	Average Balance	% of Total Deposits	Average Balance	% of Total Deposits
Non-interest demand deposits	$367,066	26.3%	$370,178	26.5%
Interest checking accounts	267,222	19.1%	269,136	19.3%
Money market and savings deposit accounts	467,612	33.4%	425,386	30.4%
Total non-interest and low-cost deposit accounts	$1,101,900	78.8%	$1,064,700	76.2%
Time deposits	296,218	21.2%	333,139	23.8%
Total deposit account balances	$1,398,118	100.0%	$1,397,839	100.0%

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

Based on management's continuing evaluation of the loan portfolio in 2025, the Company recorded a provision for credit losses of $137 thousand, which includes a $75 thousand provision for unfunded commitments, compared to a net recovery of provision expense of $600 thousand, which included a $118 thousand provision for unfunded commitments, in 2024. The 2025 individual differences in the balances of various pools as well as changing loss rates have resulted in only nominal changes to the overall ACL ratio. The proportionate increase in government-guaranteed loans over the respective periods is also a main driver holding the ACL as a percentage of total loans fairly steady year-over-year. The decrease in 2024 is primarily the of the impact of declining expected loss rates on most of the pools of loans within the CECL segmentation.

The ACL as a percentage of total loans was 0.67% at December 31, 2025 compared to 0.68% at December 31, 2024.

The following is a summary of the changes in the ACL for the years ended December 31, 2025 and 2024:

(Dollars in thousands)	2025	2024
Allowance for credit losses, January 1	$8,455	$8,395
Charge-offs	(453)	(759)
Recoveries	206	1,537
Provision for (recovery of) credit losses	62	(718)
Allowance for credit losses, December 31	$8,270	$8,455

Allowance for credit losses as a percentage of period-end total loans	0.67%	0.68%

Noninterest Income

The major components of noninterest income are detailed below. Year-to-year variances are shown for each noninterest income category.

(Dollars in thousands)	For the year ended December 31		Variance
	2025	2024	$	%
Noninterest income:
Wealth management fees	$894	$1,152	$(258)	-22.4%
Deposit account fees	1,261	1,363	(102)	-7.5%
Debit/credit card and ATM fees	1,383	1,914	(531)	-27.7%
Bank owned life insurance income	1,242	1,155	87	7.5%
Gains on sale of assets, net	278	36	242	672.2%
Gain on early redemption of debt	-	904	(904)	-100.0%
Losses on sales of AFS, net	-	(4)	4	-100.0%
Other	1,036	1,069	(33)	-3.1%
Total noninterest income	$6,094	$7,589	$(1,495)	-19.7%

Noninterest income of $6.1 million for the year ended December 31, 2025 decreased $1.5 million over the prior year, as a result of the following:

Wealth management fees decreased $258 thousand. These fees vary based on the total assets under management portfolio and market changes. Debit/credit card and ATM fees decreased $531 thousand due to decreased debit card usage. Additionally, in 2024 there was a $904 thousand gain on the early redemption of debt but this did not reoccur in 2025.

Noninterest Expense

The major components of noninterest expense are detailed below. Year-over-year variances are shown for each noninterest expense category.

(Dollars in thousands)	For the year ended December 31		Variance
	2025	2024	$	%
Noninterest expense:
Salaries and employee benefits	$15,692	$15,933	$(241)	-1.5%
Net occupancy	3,516	3,662	(146)	-4.0%
Equipment	755	720	35	4.9%
Bank franchise tax	1,706	1,452	254	17.5%
Computer software	1,096	917	179	19.5%
Data processing	1,981	2,647	(666)	-25.2%
FDIC deposit insurance assessment	785	700	85	12.1%
Marketing, advertising and promotion	761	730	31	4.2%
Professional fees	1,146	894	252	28.2%
Core deposit intangible amortization	1,110	1,301	(191)	-14.7%
Other	4,836	4,710	126	2.7%
Total noninterest expense	$33,384	$33,666	$(282)	-0.8%

Noninterest expense of $33.4 million for the year ended December 31, 2025 decreased $282 thousand from the prior year. This decrease was predominantly due to $666 thousand less in data processing expenses resulting from contract negotiations with the Company's core provider. Normal, recurring increases in salaries and employee benefits in the form of merit increases and benefit costs were offset by a reduction in headcount during 2025. At December 31, 2025, the Company had 144 full-time equivalent employees compared to 146 at December 31, 2024.

Core deposit intangible amortization expense is a result of the Merger and amounted to $1.1 million in 2025 and $1.3 million in 2024.

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

For 2025, the Company provided $4.8 million for Federal income taxes, resulting in an effective income tax rate of 20.0%. In 2024, the Company provided $3.9 million for Federal income taxes, resulting in an effective income tax rate of 18.8%. The effective income tax rates for 2025 and 2024 were lower than the U.S. statutory rate of 21% due to the effect of tax-exempt income from municipal bonds and tax-exempt interest from bank owned life insurance policies.

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

As of December 31, 2025, the Company’s investment portfolio totaled $254.2 million, with obligations of U.S. government corporations and government-sponsored enterprises amounting to $154.8 million, or approximately 61% of the total. The Company’s investment portfolio totaled $269.7 million as of December 31, 2024.

During the year ended December 31, 2025, the Company did not sell any securities. During the year ended December 31, 2024, $49.8 million of securities were sold incurring a pre-tax loss of $4 thousand. These sales were part of strategic decisioning to reinvest proceeds into higher yielding assets. Management proactively manages the mix of earning assets and cost of funds to maximize the earning capacity of the Company.

In accordance with ASC 320, “Investments - Debt and Equity Securities,” the Company has categorized its unrestricted securities portfolio as Available for Sale. Securities classified as AFS may be sold in the future, prior to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. AFS securities are carried at fair value. Net aggregate unrealized gains or losses on these securities are included, net of taxes, as a component of shareholders’ equity. All of the Company’s unrestricted securities were investment grade or better as of December 31, 2025. Management has evaluated whether the decline in fair value is the result of credit losses and has determined that no credit loss provision is required as of December 31, 2025 related to the AFS portfolio. AFS securities included gross unrealized losses of $38.9 million as of December 31, 2025.

(Dollars in thousands)	December 31, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
U.S. Treasury securities	$-	0%	$1,493	1%
U.S. Government agencies	31,263	13%	29,635	11%
MBS/CMOs	123,505	50%	132,811	50%
Corporate bonds	7,899	3%	17,591	7%
Municipal bonds	85,325	34%	82,007	31%
Total available for sale securities at fair value	$247,992	100%	$263,537	100%

All mortgage-backed securities included in the above tables were issued by U.S. government agencies and corporations. At December 31, 2025, the securities issued by political subdivisions or agencies were highly rated with 98% of the municipal bonds having A+ or higher ratings. Approximately 63% of the municipal bonds are general obligation bonds, and issuers are geographically diverse. The Company held no issues that exceeded 10% of the Company’s shareholders' equity at December 31, 2025.The Company’s holdings of restricted securities totaled $6.2 million at December 31, 2025 and 2024, and consisted of stock in the Federal Reserve Bank, stock in the FHLB, and stock in CBB Financial Corporation, the holding company for Community Bankers’ Bank, and an investment in an SBA loan fund. The Bank is required to hold stock in the Federal Reserve Bank and the FHLB as a condition of membership with each of these correspondent banks. The amount of stock required to be held by the Bank is periodically assessed by each bank, and the Bank may be subject to purchase or surrender stock held in these banks, as determined by their respective calculations. Stock ownership in the bank holding company for Community Bankers’ Bank provides the Bank with several benefits that are not available to non-shareholder correspondent banks. None of these stock issues are traded on the open market and can only be redeemed by the respective issuer. Restricted stock holdings are recorded at cost.

The table shown below details the amortized cost and fair value of AFS securities at December 31, 2025 based upon contractual maturities, by major investment categories. Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations. The tax-equivalent yield is based upon a federal tax rate of 21%. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP Presentations section earlier in Item 7.

Maturity Distribution and Average Yields

Contractual Maturities of Debt Securities at December 31, 2025

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield (FTE)	% of Debt Securities
U.S. Government-sponsored agencies:
After one to five years	$24,120	$22,120	1.34%
After five years to ten years	10,587	9,143	1.99%
	$34,707	$31,263	1.54%	12.1%
MBS/CMOs
One year or less	$1,341	$1,338	2.82%
After one year to five years	3,284	3,181	1.88%
After five years to ten years	13,988	12,904	1.55%
Ten years or more	123,118	106,082	1.98%
	$141,731	$123,505	1.95%	49.5%
Corporate bonds
One year or less	$1,997	$1,996	3.83%
After one to five years	5,871	5,903	3.06%
	$7,868	$7,899	3.26%	2.7%
Municipal bonds
One year or less	$500	$500	0.70%
After one to five years	7,118	7,017	2.51%
After five to ten years	26,087	24,301	2.11%
Ten years or more	68,801	53,507	2.30%
	$102,506	$85,325	2.26%	35.7%

Total Debt Securities Available for Sale	$286,812	$247,992	2.05%	100.0%

Weighted average yield is calculated based on the relative amortized cost of the securities. Yields on tax-exempt securities have been computed on a tax-equivalent basis using the federal corporate income tax rate of 21%.

As stated, the preceding table reflects the distribution of the contractual maturities of the investment portfolio at December 31, 2025. Management’s investment portfolio strategy is to structure the portfolio so that it is a constant source of liquidity for the balance sheet. In order to achieve greater liquidity in the portfolio, securities that have a monthly flow of principal repayments become a key component. To illustrate the difference between contractual maturity and average life, consider the difference for the fixed rate mortgage-backed securities (MBS) component of this portfolio. At December 31, 2025, the weighted average maturity of the fixed rate MBS sector was 14.7 years, and the projected average life for this group of securities is 5.4 years.

Another indication of the investment portfolio’s liquidity potential is shown by the projected annual principal cash flow from maturities, callable bonds, and monthly principal repayments. For the next three years, the principal cash flows are estimated to be $26.4 million for 2026, $32.6 million for 2027, and $23.3 million for 2028, based upon rates remaining at current levels. This represents approximately 33% of the investment portfolio’s AFS balance at December 31, 2025 that will be available to support the future liquidity needs of the Company. Cash flow projections are subject to change based upon changes to market interest rates.

Loan Portfolio

The Company’s objective is to maintain the historically strong credit quality of the loan portfolio by maintaining rigorous underwriting standards. These standards coupled with regular evaluation of the creditworthiness of, and the designation of lending limits for, each borrower has helped the Company achieve this objective. The primary portfolio strategy includes seeking industry and loan size diversification in order to minimize credit exposure and originating loans in markets with which the Company is familiar. The predominant market area for loans includes Charlottesville, Albemarle County, Fauquier County, Prince William County, Winchester, Frederick County, Manassas, and the Richmond metropolitan area, as well as other areas in Virginia, Maryland, West Virginia and the District of Columbia.

The Company’s loan portfolio totaled $1.2 billion as of December 31, 2025 or 75.0% of total assets. Loan balances increased $1.6 million, or 0.1%, from the balance of $1.2 billion as of December 31, 2024. Note that all loan balances are presented net of credit and other fair value discounts, when applicable. The table below shows the composition of the loan portfolio:

(Dollars in thousands)	As of December 31,
	2025	2024
Commercial loans	$265,393	$257,671
Real estate mortgage:
Construction and land	35,000	36,977
1-4 family residential mortgages	297,589	313,610
Commercial mortgages	613,443	593,496
Total real estate mortgage	$946,032	$944,083
Consumer	26,152	34,215
Total loans	$1,237,577	$1,235,969
Less: Allowance for credit losses	(8,270)	(8,455)
Net loans	$1,229,307	$1,227,514

At December 31, 2025, the loan-to-deposit ratio stood at 86.4%, compared to 86.8% at December 31, 2024.

Based on underwriting standards, loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, equipment, inventory and real property. The collateral securing any loan may depend on the type of loan and may vary in value based on market conditions.

The Company’s real estate loan portfolio increased by $1.9 million to a balance of $946.0 million at December 31, 2025 from $944.1 million at December 31, 2024. This category comprises 76.4% of all loans, and these loans are secured by mortgages on real property located principally in the Company's market area. Of this amount, approximately $297.6 million represented loans on 1-4 family residential properties. Commercial real estate loans totaled $613.4 million as of December 31, 2025. Sources of repayment are from the borrower’s operating profits, cash flows and liquidation of pledged collateral. The remaining real estate loans were comprised of construction and land development loans which totaled $35.0 million as of December 31, 2025.

Of the $613.4 million of commercial mortgages held on the balance sheet as of December 31, 2025, $333.7 million consists of non-owner occupied commercial real estate, $127.8 million of multifamily, and $151.9 million of owner occupied CRE. No CRE loans were over 90 days past due as of December 31, 2025.

The following table details the Company's levels of non-owner occupied commercial real estate as of December 31, 2025 and 2024, and along with the average loan size and % of risk ratings for each category:

	As of December 31, 2025
Loan Type (dollars in thousands)	Balance	% of Total CRE	Average Loan Size	Special Mention	Sub- standard	Nonaccrual
Hotels	$42,870	12.85%	$5,359	0.00%	0.00%	0.00%
Office Building	77,908	23.35%	$962	0.00%	0.00%	0.00%
Warehouses/Industrial	63,622	19.07%	$2,194	0.87%	0.00%	0.00%
Retail	128,548	38.52%	$1,978	3.04%	0.00%	0.00%
Day Cares / Schools	11,655	3.49%	$1,295	0.00%	0.00%	0.00%
All Other Commercial Buildings	9,091	2.72%	$826	0.00%	0.00%	0.00%
Total Non-Owner Occupied CRE	$333,694

	As of December 31, 2024
Loan Type (dollars in thousands)	Balance	% of Total CRE	Average Loan Size	Special Mention	Sub- standard	Nonaccrual
Hotels	$45,840	14.80%	$5,730	0.00%	0.00%	0.00%
Office Building	61,893	19.98%	$764	0.00%	0.00%	0.00%
Warehouses/Industrial	61,243	19.77%	$2,110	0.00%	0.00%	0.00%
Retail	120,655	38.95%	$1,856	0.89%	0.00%	0.00%
Day Cares / Schools	10,606	3.42%	$1,178	14.25%	0.00%	0.00%
All Other Commercial Buildings	9,520	3.08%	$865	0.00%	0.00%	0.00%
Total Non-Owner Occupied CRE	$309,757

As of December 31, 2025, the Company’s commercial and industrial loan portfolio totaled $265.4 million, a $7.7 million increase from the $257.7 million balance at year-end 2024. This category, representing approximately 21.4% of all loans, includes loans made to individuals and small to medium-sized businesses, as well as loans purchased in the government guaranteed market. As of December 31, 2025 and December 31, 2024, the portfolio of government guaranteed loans, included in the commercial loan balance, was $227.5 million and $218.3 million, respectively.

Consumer loans, comprised of student loans purchased, revolving credit, and other fixed payment loans, totaled $26.2 million as of December 31, 2025 or 2.1% of all loans. Consumer loans ended 2025 with balances $8.1 million lower than the prior year-end, primarily due to normal amortization within the student loan portfolio.

The following table presents the maturity/repricing distribution of the Company’s loans at December 31, 2025. The table also presents the portion of loans that have fixed interest rates or variable/floating interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the Wall Street Journal prime rate or U.S. Treasury bond indices.

Maturities and Sensitivities of Loans to Changes in Interest Rates

(Dollars in thousands)	As of December 31, 2025
	One Year or Less	After One to Five Years	After Five to 15 Years	After 15 Years	Total
Fixed Rate:
Commercial loans	$1,538	$15,861	$9,350	$1,177	$27,926
Real estate construction and land	9,173	11,564	36	-	20,773
1-4 family residential mortgages	2,574	55,200	53,340	47,286	158,400
Commercial mortgages	54,352	224,427	5,159	-	283,938
Consumer	4,318	4,505	312	66	9,201
Total fixed rate loans	$71,955	$311,557	$68,197	$48,529	$500,238
Variable Rate:
Commercial loans	$180,474	$31,951	$20,924	$4,118	$237,467
Real estate construction and land	5,987	8,234	6	-	14,227
1-4 family residential mortgages	52,161	83,824	2,735	469	139,189
Commercial mortgages	109,077	206,834	9,365	4,228	329,504
Consumer	291	5,718	10,744	199	16,952
Total variable rate loans	$347,990	$336,561	$43,774	$9,014	$737,339
Total loans	$419,945	$648,118	$111,971	$57,543	$1,237,577

Total loans at December 31, 2025 and 2024 included loans purchased in connection with the Merger. These loans were recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan loss. The following table presents the outstanding principal balance and the carrying amount of purchased loans as of December 31, 2025 and 2024:

(Dollars in thousands)	December 31, 2025
	Acquired Loans - Purchased Credit Deteriorated	Acquired Loans - Non-Purchased Credit Deteriorated	Acquired Loans - Total
Outstanding principal balance	$22,048	$184,250	$206,298
Carrying amount:
Commercial loans	$-	$2,946	$2,946
Real estate construction and land	48	389	437
1-4 family residential mortgages	9,087	113,356	122,443
Commercial mortgages	9,688	65,926	75,614
Consumer	16	88	104
Total acquired loans	$18,839	$182,705	$201,544

(Dollars in thousands)	December 31, 2024
	Acquired Loans - Purchased Credit Deteriorated	Acquired Loans - Non-Purchased Credit Deteriorated	Acquired Loans - Total
Outstanding principal balance	$25,598	$228,376	$253,974
Carrying amount:
Commercial loans	$14	$3,915	$3,929
Real estate construction and land	564	1,605	2,169
1-4 family residential mortgages	9,380	128,386	137,766
Commercial mortgages	11,199	91,826	103,025
Consumer	23	277	300
Total acquired loans	$21,180	$226,009	$247,189

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

At December 31, 2025 and 2024, the Company had loans classified as non-accrual with balances of $2.2 million and $2.3 million, respectively. The non-accrual balance as of December 31, 2025 consists of fourteen loans to twelve borrowers and 100% of such balance is secured by real estate.

Loans 90 days or more past due and still accruing interest amounted to $7.0 million as of December 31, 2025, compared to $754 thousand as of December 31, 2024. The 2025 balance includes seven loans totaling $6.6 million which are 100% government-guaranteed, one loan for $391 thousand fully secured by residential real estate, and three student loans totaling $86 thousand. No CRE loans were 90 days or more past due as of December 31, 2025.

Allowance for Credit Losses

The relationship of the ACL to total loans and nonaccrual loans appears below:

(Dollars in thousands)	2025	2024
Total loans	$1,237,577	$1,235,969
Nonaccrual loans	$2,198	$2,267
Allowance for credit losses	$8,270	$8,455
Nonaccrual loans to total loans	0.18%	0.18%
ACL to total loans	0.67%	0.68%
ACL to nonaccrual loans	376.25%	372.96%

See Note 4 – Loans and Note 5 – Allowance for Credit Losses in the accompanying Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data for further details regarding the Company’s loan asset quality measurements.

Activity for the ACL is provided in the following table:

As of and for the year ended December 31, 2025
(Dollars in thousands)	Commercial Loans	Real Estate Construction and Land	1-4 Family Residential Mortgages	Commercial Mortgages	Consumer Loans	Total
Allowance for Credit Losses:
Balance as of beginning of year	$760	$737	$2,551	$3,533	$874	$8,455
Charge-offs	(100)	-	-	-	(353)	(453)
Recoveries	34	-	1	3	168	206
Provision for (recovery of) credit losses	(213)	193	(70)	304	(152)	62
Balance at end of year	$481	$930	$2,482	$3,840	$537	$8,270

Average loans	$258,713	$32,397	$305,420	$605,572	$30,015	$1,232,117
Net charge-offs (recoveries) to average loans	0.03%	0.00%	0.00%	0.00%	0.62%	0.02%

As of and for the year ended December 31, 2024
(Dollars in thousands)	Commercial Loans	Real Estate Construction and Land	1-4 Family Residential Mortgages	Commercial Mortgages	Consumer Loans	Total
Allowance for Credit Losses:
Balance as of beginning of year	$193	$462	$1,492	$5,261	$987	$8,395
Charge-offs	(288)	-	-	-	(471)	(759)
Recoveries	723	-	11	573	230	1,537
Provision for (recovery of) loan losses	132	275	1,048	(2,301)	128	(718)
Balance at end of year	$760	$737	$2,551	$3,533	$874	$8,455

Average loans	$220,276	$36,757	$312,533	$559,066	$37,013	$1,165,645
Net charge-offs (recoveries) to average loans	-0.20%	0.00%	0.00%	-0.10%	0.65%	-0.07%

As of December 31, 2025, the ACL was $8.3 million, a decrease of $185 thousand from $8.4 million at December 31, 2024, due to individual differences in the balances of various pools as well as changing loss rates. Management’s estimates for the ACL resulted in nominal changes to the Company’s ACL to total loans outstanding ratio of 0.67% at December 31, 2025, compared to 0.68% at December 31, 2024. The government-guaranteed loans do not require an ACL as they are 100% guaranteed.

During 2025, there were $453 thousand in loan balances charged off, with a total of $206 thousand in recoveries of previously charged-off balances, resulting in net charge-offs of negative $247 thousand. During 2024, there were $759 thousand in loan balances charged off, with a total of $1.5 million in recoveries of previously charged-off balances, resulting in net charge-offs of $778 thousand. The ratio of net charge-offs to average loans was 0.02% and -0.07% (net recovery) for 2025 and 2024, respectively.

The table below provides an allocation of year-end ACL by loan type; however, allocation of a portion of the allowance to one loan category does not preclude its availability to absorb losses in other categories.

Allocation of the Allowance for Credit Losses

	December 31, 2025
(Dollars in thousands)	Allowance	Percentage of loans in each category to total loans
Commercial loans	$481	21.44%
Real estate construction and land	930	2.83%
1-4 family residential mortgages	2,482	24.05%
Commercial mortgages	3,840	49.57%
Consumer	537	2.11%
Total	$8,270	100.00%

	December 31, 2024
(Dollars in thousands)	Allowance	Percentage of loans in each category to total loans
Commercial loans	$760	20.85%
Real estate construction and land	737	2.99%
1-4 family residential mortgages	2,551	25.37%
Commercial mortgages	3,533	48.02%
Consumer	874	2.77%
Total	$8,455	100.00%

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

Depository accounts held by the Company as of December 31, 2025, totaled $1.4 billion, an increase of $8.2 million or 0.6% compared to the December 31, 2024 balance.

At December 31, 2025, the balances of non-interest bearing demand deposits were $362.3 million or 25.3% of total deposits, a 3.1% decrease from $374.1 million at December 31, 2024. Interest bearing transaction and money market accounts totaled $778.1 million at December 31, 2025, an increase of $37.1 million compared to $741.0 million at December 31, 2024. The Company offers ICS®, which allows customers access to multi-million-dollar FDIC insurance on funds placed into demand deposit and/or money market deposit accounts. As of December 31, 2025, the reciprocal ICS® balances included in demand deposit and money market accounts were $60.8 million and $139.6 million, respectively. The Company’s low-cost deposit accounts, which include both non-interest and interest bearing checking accounts as well as money market accounts, represented 79.7% of total deposit account balances at December 31, 2025 compared to 78.3% of total deposit account balances at December 31, 2024.

Certificates of deposit and other time deposit balances decreased $17.1 million to $291.3 million at December 31, 2025 from the balance of $308.4 million at December 31, 2024. Included in this deposit total were reciprocal relationships under CDARS™, whereby depositors can obtain FDIC insurance on deposits up to $50 million. These reciprocal CDARS™ deposits totaled $5.8 million and $4.9 million at December 31, 2025 and 2024, respectively.

Deposits
Average Balances and Rates Paid
	Years Ended December 31
	2025		2024
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Non-interest bearing demand deposits	$367,066		$370,178
Interest bearing deposits:
Interest checking	267,222	0.10%	269,136	0.10%
Money market and savings deposits	467,612	2.57%	425,386	2.77%
Time deposits	296,218	3.80%	333,139	4.63%
Total interest bearing deposits	$1,031,052	2.28%	$1,027,661	2.67%
Total deposits	$1,398,118		$1,397,839

As of December 31, 2025 and 2024, the estimated amounts of total uninsured deposits were $392.0 million and $389.6 million, respectively.

Maturities of time deposits in excess of FDIC insurance limits as of December 31, 2025 were as follows:

(Dollars in thousands)	Amount	Percentage
Three months or less	$48,225	50.0%
Over three months to six months	29,327	30.3%
Over six months to one year	17,877	18.5%
Over one year	1,163	1.2%
Totals	$96,592	100.0%

Borrowings

Borrowings, consisting primarily of FHLB advances and federal funds purchased, are additional sources of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company's ability to earn a favorable spread on the funds obtained.

The Company has a collateral dependent line of credit with the FHLB. As of December 31, 2025 and 2024, the Company had $20.0 million in outstanding advances from the FHLB.

Additional borrowing arrangements maintained by the Bank include formal federal funds lines with five correspondent banks. The Company had no federal funds purchased as of December 31, 2025 compared to $236 thousand at December 31, 2024.

Borrowings consist of the following as of December 31, 2025 and 2024.

(Dollars in thousands)	2025	2024
Federal funds purchased	$-	$236
FHLB advances	20,000	20,000
Total borrowings	$20,000	$20,236
Maximum amount at any month-end during the year	$51,000	$55,702
Annual average balance outstanding	$40,573	$36,600
Annual average interest rate paid	4.65%	4.70%
Annual interest rate at end of period	3.84%	4.82%

Details on available borrowing lines can be found later under Liquidity in the Asset/Liability Management section.

Junior Subordinated Debt

In 2006, a subsidiary of Fauquier, Fauquier Statutory Trust II, privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Fauquier’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. As of December 31, 2025, total capital securities were $3.6 million, as adjusted to fair value as of the date of the Merger. The interest rate on the capital security resets every three months at 1.70% above the then current three-month CME Term SOFR plus a spread adjustment of 0.26% and is paid quarterly.

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

Gap Interest Sensitivity Analysis

As of December 31, 2025

	Within	90 to 365	One to Four	Over	Non Rate
(Dollars in thousands)	90 Days	Days	Years	Four Years	Sensitive	Total
Assets
Loans	$191,380	$345,338	$556,307	$137,725	$6,827	$1,237,577
Investment securities	17,414	39,126	91,346	174,769	(68,491)	254,164
Interest bearing deposits in other banks	10,552	-	-	-	-	10,552
Non-interest-earning assets and allowance for loan losses	-	-	-	-	147,449	147,449
Total assets	$219,346	$384,464	$647,653	$312,494	$85,785	$1,649,742
Liabilities and Shareholders' Equity
Interest checking	$7,707	$23,122	$92,488	$184,978	$-	$308,295
Money market and savings deposits	16,072	48,217	192,867	212,659	-	469,815
Time deposits	140,371	137,619	12,917	392	-	291,299
Borrowings	-	-	20,000	-	-	20,000
Junior subordinated debt	-	3,554	-	-	-	3,554
Non-interest bearing liabilities and shareholders' equity	-	-	-	-	556,779	556,779
Total liabilities and shareholders' equity	$164,150	$212,512	$318,272	$398,029	$556,779	$1,649,742
Period gap	$55,196	$171,952	$329,381	$(85,535)	N/A	$470,994
Cumulative gap	$55,196	$227,148	$556,529	$470,994	N/A	$1,309,867
Ratio of cumulative gap to cumulative earning assets	25.16%	37.62%	44.47%	30.12%

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

(Dollars in thousands)	Change in Net Interest Income
Change in Yield Curve	Percentage	Amount
+400 bps	10.19%	$11,948
+300 bps	7.01%	8,217
+200 bps	4.19%	4,907
+100 bps	2.28%	2,670
Base case	0.00%	-
-100 bps	-2.18%	(2,559)
-200 bps	-2.41%	(2,826)
-300 bps	-2.92%	(3,424)
-400 bps	-4.29%	(5,024)

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

The Bank’s customer base has provided a stable source of funds and liquidity. Limits contained within the Bank’s Investment Policy also provides for appropriate levels of liquidity through maturities and cash flows within the securities portfolio. Other sources of balance sheet liquidity are obtained from the repayment of loan proceeds and overnight investments. The Bank has numerous secondary sources of liquidity including access to borrowing arrangements from a number of correspondent banks. Available borrowing arrangements maintained by the Bank include formal federal funds lines with six major regional correspondent banks, access to advances from the Federal Home Loan Bank and access to the discount window at the Federal Reserve Bank. Access to borrowings at the discount window are dependent on the fair value of any securities pledged for advances. As of December 31, 2025, the Bank has pledged investment securities with an amortized cost of $4.0 million and a fair value of $3.3 million.

Borrowing Lines

As of December 31, 2025

(Dollars in thousands)
Correspondent Banks	$119,000
Federal Home Loan Bank of Atlanta	121,592
Total Available	$240,592

Any excess funds are sold on a daily basis in the federal funds market or maintained on account at the Federal Reserve. The Company maintained an average of $20.0 million outstanding in federal funds sold, and an average of $7.8 million at the Federal Reserve during 2025. On the liability side of the balance sheet, the Company maintained an average of $40.0 million in FHLB advances and $569 thousand in federal funds purchased during 2025. On December 31, 2025 the Company had a $20 million balance in FHLB advances and no balance outstanding in federal funds purchased. The Company intends to maintain sufficient liquidity at all times to meet its funding commitments.

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

The Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios of the Bank were 19.36%, 19.36%, 20.19% and 12.36%, respectively, as of December 31, 2025, exceeding the minimum requirements.

With respect to the Bank, to be “well capitalized” under the PCA regulations, a bank must have the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%. The Bank exceeds the thresholds to be considered well capitalized as of December 31, 2025.

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

The Basel III capital regulations and CBLR framework are discussed in greater detail under the caption “Supervision and Regulation,” found earlier in this report under “Item 1. Business.” In addition, information regarding the Company’s risk-based capital at December 31, 2025 and December 31, 2024 is presented in Note 15 – Capital Requirements of the Notes to Consolidated Financial Statements, contained in Item 8. Financial Statements and Supplementary Data. Using the most recent capital requirements, the Bank’s capital ratios remain above the levels designated by bank regulators as "well capitalized" at December 31, 2025.

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

Related Party Transactions

The Company and its subsidiaries have business dealings with companies owned by directors and beneficial shareholders of the Company. In 2025 and 2024, leasing/rental expenditures of $595 thousand and $562 thousand respectively, (including reimbursements for taxes, insurance, and other expenses) were paid to an entity indirectly owned by a director of the Company.

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

Following is a schedule of future minimum rental payments under non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2025:

(Dollars in thousands)	1 year or less	1-3 years	3-5 years	After 5 years	Total
Operating lease obligations	$1,642	$3,000	$1,662	$480	$6,784

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting company.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Virginia National Bankshares Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Virginia National Bankshares Corporation and Subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses (ACL) – Loans Collectively Evaluated for Credit Losses

Description of the Matter

As discussed in Note 1 (Summary of Significant Accounting Policies), and Note 5 (Allowance for Credit Losses) to the financial statements, the allowance for credit losses on loans (ACL) is a valuation allowance that represents management’s best estimate of expected credit losses on loans measured at amortized cost considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms. Loans which share common risk characteristics are pooled and collectively evaluated by the Company using historical data, as well as assessments of current conditions and reasonable and supportable forecasts of future conditions. The Company’s ACL related to collectively evaluated loans represented all of the total recorded ACL of $8.3 million as of December 31, 2025. The collectively evaluated ACL consists of quantitative and qualitative components.

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

The primary audit procedures we performed to address this critical audit matter included:

•
Obtaining an understanding of the Company’s ACL methodology and internal controls related to collectively evaluated loans, including the process of:
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
•
Substantively testing management’s process for measuring the ACL related to collectively evaluated loans including:
•
Testing the completeness and accuracy of the underlying internal data utilized to prepare the calculation.
•
Performing an analysis of the overall allowance for credit loss ratio compared to a relevant peer group.
•
Evaluating the relevance and reliability of the underlying external data utilized to prepare the calculation.
•
Testing mathematical accuracy, including the transfer, aggregation, and processing of data and the application of assumptions, used in the ACL calculation.
•
Developing an independent expectation for relevant qualitative factors, which included consideration of certain alternative assumptions as well as metrics for comparison to the Company’s qualitative allowance for credit losses to determine whether this information supported or contradicted the Company’s conclusions.
•
Evaluating the reasonableness of the significant judgements and assumptions utilized within the ACL calculation, including both quantitative and qualitative assessments.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company’s auditor since 1998.

Roanoke, Virginia

March 27, 2026

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$5,798	$5,311
Interest bearing deposits in other banks	10,552	11,792
Federal funds sold	54,264	-
Securities:
Available for sale, at fair value	247,992	263,537
Restricted securities, at cost	6,172	6,193
Total securities	254,164	269,730
Loans	1,237,577	1,235,969
Allowance for credit losses	(8,270)	(8,455)
Loans, net	$1,229,307	$1,227,514
Premises and equipment, net	11,687	15,383
Bank owned life insurance	41,302	40,059
Goodwill	7,768	7,768
Core deposit intangible, net	2,682	3,792
Right-of-use asset, net	6,297	5,551
Deferred tax asset, net	12,079	15,407
Accrued interest receivable and other assets	13,842	14,519
Total assets	$1,649,742	$1,616,826
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest bearing	$362,322	$374,079
Interest bearing	308,295	303,405
Money market and savings deposit accounts	469,815	437,619
Certificates of deposit and other time deposits	291,299	308,443
Total deposits	1,431,731	1,423,546
Federal funds purchased	-	236
Borrowings	20,000	20,000
Junior subordinated debt	3,554	3,506
Lease liability	6,192	5,389
Accrued interest payable and other liabilities	4,104	3,847
Total liabilities	1,465,581	1,456,524
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, $2.50 par value	-	-
Common stock, $2.50 par value	13,327	13,263
Capital surplus	107,337	106,394
Retained earnings	94,165	82,507
Accumulated other comprehensive loss	(30,668)	(41,862)
Total shareholders' equity	184,161	160,302
Total liabilities and shareholders' equity	$1,649,742	$1,616,826
Common shares outstanding	5,393,140	5,370,912
Common shares authorized	10,000,000	10,000,000
Preferred shares outstanding	-	-
Preferred shares authorized	2,000,000	2,000,000

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	For the years ended December 31,
	2025	2024
Interest and dividend income:
Loans, including fees	$69,571	$66,534
Federal funds sold	835	765
Other interest bearing deposits	174	206
Investment securities:
Taxable	4,929	6,689
Tax exempt	1,287	1,302
Dividends	450	431
Total interest and dividend income	77,246	75,927
Interest expense:
Demand deposits	270	272
Money market and savings deposits	12,014	11,803
Certificates and other time deposits	11,264	15,410
Borrowings	1,860	1,691
Federal funds purchased	28	29
Junior subordinated debt	301	346
Total interest expense	25,737	29,551
Net interest income	51,509	46,376
Provision for (recovery of) credit losses	137	(600)
Net interest income after provision for (recovery of) credit losses	51,372	46,976

Noninterest income:
Wealth management fees	894	1,152
Deposit account fees	1,261	1,363
Debit/credit card and ATM fees	1,383	1,914
Bank owned life insurance income	1,242	1,155
Gains on sale of assets, net	278	36
Gains on early redemption of debt	-	904
Losses on sales of AFS, net	-	(4)
Other	1,036	1,069
Total noninterest income	6,094	7,589

Noninterest expense:
Salaries and employee benefits	15,692	15,933
Net occupancy	3,516	3,662
Equipment	755	720
Bank franchise tax	1,706	1,452
Computer software	1,096	917
Data processing	1,981	2,647
FDIC deposit insurance assessment	785	700
Marketing, advertising and promotion	761	730
Professional fees	1,146	894
Core deposit intangible amortization	1,110	1,301
Other	4,836	4,710
Total noninterest expense	33,384	33,666

Income before income taxes	24,082	20,899
Provision for income taxes	4,821	3,933
Net income	$19,261	$16,966
Net income per common share, basic	$3.57	$3.16
Net income per common share, diluted	$3.55	$3.15

See Notes to the Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	For the years ended December 31,
	2025	2024
Net income	$19,261	$16,966
Other comprehensive income (loss), net of tax:
Securities available for sale	11,194	(1,821)
Reclassification adjustment for realized losses on securities	-	3
Total other comprehensive income (loss)	11,194	(1,818)
Total comprehensive income	$30,455	$15,148

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, December 31, 2023	$13,258	$106,045	$73,781	$(40,044)	$153,040
Stock option expense	-	131	-	-	131
Restricted stock grant expense	-	782	-	-	782
Vested stock grants	56	(56)	-	-	-
Shares repurchased	(51)	(508)	-	-	(559)
Cash dividends declared ($1.32 per share)	-	-	(7,087)	-	(7,087)
Impact of adoption of proportional amortization method	-	-	(1,070)	-	(1,070)
Adjustment for Masonry Capital distribution	-	-	(83)	-	(83)
Net income	-	-	16,966	-	16,966
Other comprehensive loss	-	-	-	(1,818)	(1,818)
Balance, December 31, 2024	$13,263	$106,394	$82,507	$(41,862)	$160,302
Exercise of stock options	3	32	-	-	35
Stock option expense	-	125	-	-	125
Restricted stock grant expense	-	847	-	-	847
Vested stock grants	61	(61)	-	-	-
Cash dividends declared ($1.41 per share)	-	-	(7,603)	-	(7,603)
Net income	-	-	19,261	-	19,261
Other comprehensive income	-	-	-	11,194	11,194
Balance, December 31, 2025	$13,327	$107,337	$94,165	$(30,668)	$184,161

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the years ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,261	$16,966
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) credit losses	137	(600)
Net accretion of certain acquisition-related adjustments	(1,983)	(2,567)
Amortization of intangible assets	1,110	1,301
Net amortization of securities	805	526
Net losses on sale of AFS	-	4
Net gain on early redemption of FHLB advances	-	(904)
Net gains on sales of other assets	(278)	(36)
Bank owned life insurance income	(1,242)	(1,155)
Depreciation and other amortization	2,878	2,955
Deferred tax expense (benefit)	352	10
Stock option expense	125	131
Restricted stock expense	847	838
Net change in:
Accrued interest receivable and other assets	676	(1,379)
Accrued interest payable and other liabilities	(1,354)	(801)
Net cash provided by operating activities	21,334	15,289

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in restricted investments	21	2,192
Proceeds from maturities, calls and principal payments of available for sale securities	28,912	154,221
Net decrease (increase) in loans	176	(140,030)
Proceeds from sale of premises and equipment	3,269	104
Purchase of bank premises and equipment, net	(582)	(733)
Net cash provided by investing activities	31,796	15,754

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, and money market accounts	25,329	24,586
Net decrease in certificates of deposit and other time deposits	(17,144)	(10,138)
Net decrease in Federal funds purchased	(236)	(3,226)
Net decrease in other borrowings	-	(45,906)
Proceeds from stock options exercised	35	-
Repurchases of common stock	-	(559)
Cash dividends paid	(7,603)	(7,087)
Net cash provided by (used in) financing activities	381	(42,330)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$53,511	$(11,287)

CASH AND CASH EQUIVALENTS:
Beginning of period	$17,103	$28,390
End of period	$70,614	$17,103

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$26,143	$29,767
Taxes	$4,430	$3,580

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized gains (losses) on available for sale securities, net of tax	$11,194	$(1,818)
Initial right-of-use assets obtained in exchange for new operating lease liabilities	$2,338	$281

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

Basis of Financial Information – The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to the reporting guidelines prescribed by regulatory authorities. The following is a description of the more significant of those policies and practices.

Principles of consolidation – The Consolidated Financial Statements include the accounts of the Company, and its wholly-owned subsidiaries, the Bank and Masonry Capital. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The material estimate that is particularly susceptible to significant change in the near term relates to the determination of the ACL (including individually evaluated loans).

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

Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes an AFS security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2025 and 2024, there was no ACL related to the AFS securities portfolio.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans acquired in a business combination are recorded at estimated fair value on the date of acquisition. In the case of loans that have experienced more than insignificant deterioration in credit quality since origination as of the acquisition date, the loan’s amortized cost basis is increased above estimated fair value by the amount of expected credit losses as of the acquisition date, and a corresponding ACL is also recorded. Any remaining non-credit discount or premium for such purchased loans with credit deterioration (or PCD loans) and any fair value discount or premium for non-PCD loans is accreted or amortized as an adjustment to yield over the estimated lives of the loans using the level-yield method. There is no ACL established for non-PCD loans as part of a business combination.

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

Management’s estimate of the ACL on loans that are collectively evaluated also includes a qualitative assessment of available information relevant to assessing collectability that is not captured in the loss estimation process. Factors considered by management include changes in lending policies and procedures and underwriting practices; changes in national, regional and local economic conditions; changes in the nature and volume of the portfolio and terms of loans; changes in the experience, depth and ability of credit and loan operations staff; changes in the volume and severity of past due, special mention and substandard loans; changes in the quality of the loan review system; changes in the value of underlying collateral for loans that are not collateral dependent; the existence and effect of any concentrations of credit and changes in the levels of such concentrations, and the effect of other external factors such as competition, legal and regulatory requirements, on the level of estimated credit losses.

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

Accrued Interest Receivable – The Company elected not to measure an ACL for accrued interest receivable and instead elected to reverse interest income on loans that are placed on nonaccrual status, which is generally when the instrument is 90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectible interest.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Interest and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the statements of income. For the years ended December 31, 2025 and 2024, there were no such interest or penalties recognized. Further information on the Company’s accounting policies for income taxes is presented in Note 11 – Income Taxes.

Securities and other property held in a fiduciary capacity – Securities and other property held by VNB Trust and Estate Services in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying Consolidated Financial Statements.

Revenue Recognition – ASC Topic 606, "Revenue from Contracts with Customers", creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as OREO. The majority of the Company’s revenue is from interest income, including loans and securities, which are outside the scope of the standard. The services that fall within the scope of the standard are presented within noninterest income on the consolidated statement of income and are recognized as revenue as the Company satisfies its obligations to the customer. The revenue that falls within the scope of Topic 606 is primarily related to service charges on deposit accounts, debit/credit card and ATM fees, asset management fees and sales of other real estate owned, when applicable.

Reclassifications – Certain reclassifications have been made to the prior year financial statements to conform to current year presentation. The results of the reclassifications are not considered material to shareholders' equity and net income.

Recent Significant Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specified information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The FASB subsequently issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Adoption of New Accounting Standards

On January 1, 2025, the Company adopted ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. The amendments were applied retrospectively to all prior periods presented and did not have a material effect on the Company’s consolidated financial statements. Refer to Note 11 for more information.

On December 1, 2025, the Company adopted ASU 2025-08 "Financial Instruments—Credit Losses (Topic 326) Purchased Loans". The amendments in this ASU 2025-08 expand the population of acquired financial assets subject to the gross-up approach in Topic 326, with loans (excluding credit cards) acquired without credit deterioration and deemed "seasoned" to be considered purchased seasoned loans and accounted for using the gross-up approach at acquisition. Specifically, after an entity determines that a loan is a non-PCD asset based on its assessment of credit deterioration experienced since origination, the entity should apply the guidance described in the amendment to determine whether the loan is seasoned and therefore should be accounted for by grossing-up the loan, or increasing the amortized cost basis of the loan. This eliminates the day-one provision for credit losses for such loans with subsequent changes in the allowance for credit losses reported in earnings through the provision for credit losses All non-PCD loans (excluding credit cards) that are acquired in a business combination are deemed seasoned. Other non-PCD loans (excluding credit cards) are seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. The adoption of ASU 2025-08 is expected to affect the accounting for loans acquired in future acquisition activity, however, the Company made no purchases of loans during the year ended December 31, 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Securities

The amortized cost and fair values of securities available for sale as of December 31, 2025 and December 31, 2024 are as follows:

December 31, 2025	Amortized	Gross Unrealized	Gross Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Government agencies	$34,707	$-	$(3,444)	$31,263
MBS/CMOs	141,731	11	(18,237)	123,505
Corporate bonds	7,868	32	(1)	7,899
Municipal bonds	102,506	19	(17,200)	85,325
Total Securities Available for Sale	$286,812	$62	$(38,882)	$247,992

December 31, 2024	Amortized	Gross Unrealized	Gross Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
U.S. Treasury securities	$1,500	$-	$(7)	$1,493
U.S. Government agencies	34,998	-	(5,363)	29,635
MBS/CMOs	158,554	14	(25,757)	132,811
Corporate bonds	17,782	-	(191)	17,591
Municipal bonds	103,693	-	(21,686)	82,007
Total Securities Available for Sale	$316,527	$14	$(53,004)	$263,537

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marketable equity securities consist of nominal investments made by the Company in equity positions of various community banks and bank holding companies and are reported in other assets at fair value on the Consolidated Balance Sheets. Unrealized gains and losses are recorded in the Consolidated Statements of Income.

There were no unrestricted securities classified as held to maturity as of December 31, 2025 or December 31, 2024.

Restricted securities are securities with limited marketability and consist of stock in the FRB, FHLB, CBBFC and an investment in an SBA loan fund. These restricted securities, totaling $6.2 million as of December 31, 2025 and December 31, 2024 are carried at cost.

During the year ended December 31, 2025 no securities were sold. During the year ended December 31, 2024, $39.6 million of securities were sold incurring pre-tax losses of $4 thousand. These sales were part of strategic decisioning to reinvest proceeds into higher yielding assets.

Securities pledged to secure deposits and for other purposes and to facilitate borrowing from the FRB, had carrying values of $23.3 million at December 31, 2025 and $21.9 million at December 31, 2024.

Year-end securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, were as follows:

December 31, 2025
(Dollars in thousands)	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$-	$-	$31,220	$(3,444)	$31,220	$(3,444)
MBS/CMOs	-	-	122,085	(18,237)	122,085	(18,237)
Corporate bonds	-	-	1,996	(1)	1,996	(1)
Municipal bonds	-	-	81,422	(17,200)	81,422	(17,200)
	$-	$-	$236,723	$(38,882)	$236,723	$(38,882)

December 31, 2024
(Dollars in thousands)	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury Securities	$-	$-	$1,493	$(7)	$1,493	$(7)
U.S. Government agencies	-	-	29,551	(5,363)	29,551	(5,363)
MBS/CMOs	-	-	130,128	(25,757)	130,128	(25,757)
Corporate bonds	-	-	17,591	(191)	17,591	(191)
Municipal bonds	2,284	(19)	78,648	(21,667)	80,932	(21,686)
	$2,284	$(19)	$257,411	$(52,985)	$259,695	$(53,004)

All mortgage-backed securities included in the above tables were issued by U.S. government agencies and corporations. At December 31, 2025, the securities issued by political subdivisions or agencies were highly rated with 98% of the municipal bonds having A+ or higher ratings. Approximately 63% of the municipal bonds are general obligation bonds with issuers that are geographically diverse.

As of December 31, 2025, there were $236.7 million, or 256 issues, of individual securities in a loss position. These securities had an unrealized loss of $38.9 million and consisted of 19 Agency securities, 115 mortgage-backed/CMOs, 121 municipal bonds, and 1 corporate security.

The Company’s securities portfolio is primarily made up of fixed rate bonds, whose prices move inversely with interest rates. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes an AFS security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2025 and 2024, there was no ACL related to the AFS securities portfolio.

The amortized cost and fair value of AFS debt securities at December 31, 2025 are presented below based upon contractual maturities, by major investment categories. Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

(Dollars in thousands)	Amortized Cost	Fair Value
U.S. Government agencies
After one to five years	$24,120	$22,120
After five years to ten years	10,587	9,143
	$34,707	$31,263
MBS/CMOs
One year or less	$1,341	$1,338
After one year to five years	3,284	3,181
After five years to ten years	13,988	12,904
Ten years or more	123,118	106,082
	$141,731	$123,505
Corporate bonds
One year or less	$1,997	$1,996
After one year to five years	5,871	5,903
	$7,868	$7,899
Municipal bonds
One year or less	$500	$500
After one year to five years	7,118	7,017
After five years to ten years	26,087	24,301
Ten years or more	68,801	53,507
	$102,506	$85,325

Total Debt Securities Available for Sale	$286,812	$247,992

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Loans

The composition of the loan portfolio by major loan classification appears below. Note that all loan balances are presented net of credit and other fair value discounts, when applicable.

(Dollars in thousands)	December 31,	December 31,
	2025	2024
Commercial loans	$265,393	$257,671
Real estate construction and land	35,000	36,977
1-4 family residential mortgages	297,589	313,610
Commercial mortgages	613,443	593,496
Consumer	26,152	34,215
Total loans	$1,237,577	$1,235,969
Less: Allowance for credit losses	(8,270)	(8,455)
Net loans	$1,229,307	$1,227,514

The balances in the table above include unamortized premiums and net deferred loan costs and fees. Unamortized premiums on loans purchased (excluding loans acquired during the Merger) were $11.6 and $10.3 million as of December 31, 2025 and December 31, 2024, respectively, increasing primarily due to the increased volume of purchases of government-guaranteed loans in 2024 and 2025. Net deferred loan fees totaled $2.9 million and $3.1 million as of December 31, 2025 and 2024, respectively.

Commercial loans reported above include (i) organic loans originated by the Bank’s commercial lenders, (ii) the government guaranteed portion of loans which the Company purchased that are 100% guaranteed by either the United States Department of Agriculture (USDA) or the SBA, and (iii) PPP loans through the SBA. The government guaranteed loans are typically purchased at a premium. In the event of early prepayment, the Bank may need to write off any unamortized premium. As of December 31, 2025 and December 31, 2024, the portfolio of government guaranteed loans, included in the commercial loan balance in the table above, was $227.5 million and $218.3 million, respectively. Since these loans are fully guaranteed, there is no impact to the ACL.

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

In addition, residential mortgages include packages of 1-4 family residential mortgages that have been purchased, with each purchased loan individually underwritten by the Company prior to the closing of the sale. The balance in these purchased loan packages totaled approximately $5.2 million and $5.7 million as of December 31, 2025 and December 31, 2024, respectively.

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

Consumer loans are generally small loans spread across many borrowers and are underwritten after determining the ability of the consumer borrower to repay their obligations as agreed. Consumer loans may be secured or unsecured and are comprised of revolving lines, installment loans and other consumer loans. Included in consumer loans are private student loan packages that were purchased beginning in 2015. As of December 31, 2025, the balance in these purchased student loan packages totaled approximately $12.9 million compared to $16.2 million at December 31, 2024. Deposit account overdrafts are included in the consumer loan balances and totaled $82 thousand and $36 thousand at December 31, 2025 and December 31, 2024, respectively.

Acquired loans - Loans acquired in business combinations are recorded in the Consolidated Balance Sheets at fair value at the acquisition date under the acquisition method of accounting. The table above includes a net fair value mark of $3.2 million and $4.4 million on the purchased credit deteriorated loans and $1.5 million and $2.4 million on the non-purchased credit deteriorated loans as of December 31, 2025 and December 31, 2024, respectively, on the Acquired Loans.

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

Concentrations of credit - Most of the Company’s lending activity occurs within the Commonwealth of Virginia, predominantly in the Company’s primary markets and surrounding areas. The majority of the Company’s loan portfolio consists of commercial real estate loans. The Company manages this risk by using specific underwriting policies and procedures for these types of loans and by avoiding excessive concentrations to any one business or industry. Of the $613.4 million of commercial mortgages held on the balance sheet as of December 31, 2025, $333.7 million consists of non-owner occupied commercial real estate, $127.8 million of multifamily, and $151.9 million of owner occupied CRE. No CRE loans were over 90 days past due or on non-accrual as of December 31, 2025 or 2024.

Related party loans - In the ordinary course of business, the Company has granted loans to certain directors, principal officers and their affiliates (collectively referred to as “related party loans”). Activity in related party loans during 2025 and 2024 is presented in the following table.

(Dollars in thousands)	2025	2024
Balance outstanding at beginning of year	$8,877	$13,015
Principal additions	60	2
Principal reductions	(428)	(4,140)
Balance outstanding at end of year	$8,509	$8,877

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

Loans are charged off when 120 days past due or when management deems collection to be unlikely. Smaller, unsecured consumer loans, including the student loan portfolio, are typically charged-off when management judges such loans to be uncollectible or the borrowers file for bankruptcy; these loans are generally not placed in non-accrual status prior to charge-off. The Company has contracted with a third party to proactively manage the collections of past due student loans; this third party has extensive experience and specializes in this type of asset management.

The following table shows the aging of the Company's loan portfolio, by class, at December 31, 2025 and December 31, 2024:

(dollars in thousands)	30-59 Days	60-89 Days	90 Days or More Past Due and Still Accruing	Nonaccrual Loans	Current	Total Loans
December 31, 2025
Commercial loans	$3,103	$2,882	$6,565	$-	$252,843	$265,393
Real estate construction and land	-	-	-	-	35,000	35,000
1-4 family residential mortgages	256	221	391	2,198	294,523	297,589
Commercial mortgages	113	-	-	-	613,330	613,443
Consumer loans	162	73	86	-	25,831	26,152
Total Loans	$3,634	$3,176	$7,042	$2,198	$1,221,527	$1,237,577

December 31, 2024
Commercial loans	$9,173	$354	$705	$-	$247,439	$257,671
Real estate construction and land	-	-	-	-	36,977	36,977
1-4 family residential mortgages	1,131	317	-	2,267	309,895	313,610
Commercial mortgages	-	-	-	-	593,496	593,496
Consumer loans	66	90	49	-	34,010	34,215
Total Loans	$10,370	$761	$754	$2,267	$1,221,817	$1,235,969

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables shows the Company's amortized cost basis of loans on nonaccrual status as of December 31, 2025 and December 31, 2024. All nonaccrual loans are evaluated for an ACL on an individual basis. Only one nonaccrual loan required an ACL as of December 31, 2024 in the amount of $28 thousand due to collateral value shortfall. As of December 31, 2025, no non-accrual loans required an ACL.

December 31, 2025
(Dollars in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial loans	$-	$-	$-
Real estate construction and land	-	-	-
1-4 family residential mortgages	2,198	-	2,198
Commercial mortgages	-	-	-
Consumer	-	-	-
Total Loans	$2,198	$-	$2,198

December 31, 2024
(Dollars in thousands)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial loans	$-	$-	$-
Real estate construction and land	-	-	-
1-4 family residential mortgages	1,887	380	2,267
Commercial mortgages	-	-	-
Consumer	-	-	-
Total Loans	$1,887	$380	$2,267

From time-to-time, the Company modifies loans to borrowers who are experiencing financial difficulties by providing term extensions, interest rate reductions or other-than-insignificant payment delays. As the effect of most modifications is already included in the ACL due to the measurement methodologies used in its estimate, the ACL is typically not adjusted upon modification. During the twelve months ended December 31, 2025 and 2024, no loans were modified for borrowers experiencing financial difficulties.

The Company closely monitors the performance of all modified loans to understand the effectiveness of its modification efforts. Upon determination, if applicable, that all or a portion of a modified loan is uncollectible, that amount is charged against the ACL. There were no payment defaults during the twelve months ended December 31, 2025 of modified loans that were modified during the previous twelve months.

There were no loans secured by 1-4 family residential property that were in the process of foreclosure at either December 31, 2025 or December 31, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The outstanding principal balance of loans acquired in business combinations as of December 31, 2025 and December 31, 2024 are as follows:

(Dollars in thousands)	December 31, 2025
	Acquired Loans - Purchased Credit Deteriorated	Acquired Loans - Non-Purchased Credit Deteriorated	Acquired Loans - Total
Outstanding principal balance	$22,048	$184,250	$206,298
Carrying amount:
Commercial loans	$-	$2,946	$2,946
Real estate construction and land	48	389	437
1-4 family residential mortgages	9,087	113,356	122,443
Commercial mortgages	9,688	65,926	75,614
Consumer	16	88	104
Total acquired loans	$18,839	$182,705	$201,544

(Dollars in thousands)	December 31, 2024
	Acquired Loans - Purchased Credit Deteriorated	Acquired Loans - Non-Purchased Credit Deteriorated	Acquired Loans - Total
Outstanding principal balance	$25,598	$228,376	$253,974
Carrying amount:
Commercial loans	$14	$3,915	$3,929
Real estate construction and land	564	1,605	2,169
1-4 family residential mortgages	9,380	128,386	137,766
Commercial mortgages	11,199	91,826	103,025
Consumer	23	277	300
Total acquired loans	$21,180	$226,009	$247,189

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Allowance for Credit Losses

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Management has elected to perform an individual evaluation on all loans in nonaccrual status. As of December 31, 2025, after reviewing each loan in nonaccrual status, it was determined that no specific reserves were needed. As of December 31, 2024, after reviewing each loan on nonaccrual status, a specific reserve of $28 thousand was established.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables shows the ACL activity by loan portfolio for the twelve months ended December 31, 2025 and December 31, 2024:

(Dollars in thousands)	Commercial Loans	Real Estate Construction and Land	1-4 Family Residential Mortgages	Commercial Mortgages	Consumer Loans	Total

Balance as of December 31, 2023	$193	$462	$1,492	$5,261	$987	$8,395
Charge-offs	(288)	-	-	-	(471)	(759)
Recoveries	723	-	11	573	230	1,537
Provision for (recovery of) credit losses	132	275	1,048	(2,301)	128	(718)
Balance as of December 31, 2024	$760	$737	$2,551	$3,533	$874	$8,455

Balance as of December 31, 2024	$760	$737	$2,551	$3,533	$874	$8,455
Charge-offs	(100)	-	-	-	(353)	(453)
Recoveries	34	-	1	3	168	206
Provision for (recovery of) credit losses	(213)	193	(70)	304	(152)	62
Balance as of December 31, 2025	$481	$930	$2,482	$3,840	$537	$8,270

The following table presents a breakdown of the provision for (recovery of) credit losses for the periods indicated:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Provision for (recovery of) credit losses on loans	$62	$(718)
Provision for credit losses on unfunded commitments	75	118
Total	$137	$(600)

The following table presents the Company's amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to those loans as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Real Estate Secured Loans	ACL - Loans	Real Estate Secured Loans	ACL - Loans
Commercial real estate - non owner occupied	$-	$-	$-	$-
1-4 family residential mortgages	2,198	-	2,267	28
Total	$2,198	$-	$2,267	$28

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company's recorded investment in loans by credit quality indicators by year of origination as of December 31, 2025. Current period gross write-off amounts represent write-offs for twelve months ended December 31, 2025:

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Loans Converted to Term	Total
Commercial loans
Pass	$49,895	$86,243	$79,833	$9,847	$1,392	$24,201	$13,136	$-	$264,547
Watch	-	-	-	15	-	-	-	-	15
Special Mention	56	-	-	-	-	-	-	69	125
Substandard	-	77	-	524	-	104	1	-	706
Total commercial	$49,951	$86,320	$79,833	$10,386	$1,392	$24,305	$13,137	$69	$265,393
Current period gross write-off	$-	$-	$1	$-	$-	$94	$5	$-	$100

Real estate construction and land
Pass	$8,570	$6,978	$8,984	$365	$1,823	$1,163	$104	$-	$27,987
Watch	-	-	-	-	153	-	-	-	153
Special Mention	-	-	-	-	-	186	-	-	186
Substandard	-	-	-	6,215	-	459	-	-	6,674
Total real estate construction and land	$8,570	$6,978	$8,984	$6,580	$1,976	$1,808	$104	$-	$35,000
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-

1-4 family residential mortgages
Pass	$11,278	$22,275	$17,500	$10,275	$45,608	$150,553	$15,217	$294	$273,000
Watch	284	1,502	3,737	1,503	2,145	1,545	967	129	11,812
Special Mention	19	196	961	878	1,167	5,021	193	-	8,435
Substandard	-	206	-	266	162	3,207	391	110	4,342
Total 1-4 family residential mortgage	$11,581	$24,179	$22,198	$12,922	$49,082	$160,326	$16,768	$533	$297,589
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial mortgages
Pass	$57,470	$105,944	$110,311	$37,753	$38,914	$236,444	$571	$-	$587,407
Watch	-	-	987	-	-	8,145	-	-	9,132
Special Mention	-	77	1,741	-	1,357	12,600	-	-	15,775
Substandard	95	794	-	-		240	-	-	1,129
Total commercial mortgages	$57,565	$106,815	$113,039	$37,753	$40,271	$257,429	$571	$-	$613,443
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass	$619	$559	$1,076	$36	$145	$13,341	$10,140	$-	$25,916
Watch	-	-	-	-	8	58	1	-	67
Special Mention	-	-	-	-	15	64	-	-	79
Substandard	-		-	-	-	86	4	-	90
Total consumer	$619	$559	$1,076	$36	$168	$13,549	$10,145	$-	$26,152
Current period gross write-off	$-	$-	$-	$-	$9	$343	$1	$-	$353

The following table presents the Company's recorded investment in loans by credit quality indicators by year of origination as of December 31, 2024. Current period gross write-off amounts represent write-offs for twelve months ended December 31, 2024:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Loans Converted to Term	Total
Commercial loans
Pass	$102,378	$99,341	$11,116	$1,770	$2,818	$23,171	$15,821	$3	$256,418
Watch	41	74	154	57	104	28	-	-	458
Special Mention	-	-	-	-	-	-	-	6	6
Substandard	-	5	294	-	20	132	7	331	789
Total commercial	$102,419	$99,420	$11,564	$1,827	$2,942	$23,331	$15,828	$340	$257,671
Current period gross write-off	$-	$14	$38	$-	$103	$133	$-	$-	$288

Real estate construction and land
Pass	$6,613	$14,844	$2,445	$2,364	$1,615	$1,476	$-	$-	$29,357
Watch	-	1,057	-	159	-	-	-	-	1,216
Special Mention	-	-	-	-	-	243	-	-	243
Substandard	-	-	6,121	-	-	40	-	-	6,161
Total real estate construction and land	$6,613	$15,901	$8,566	$2,523	$1,615	$1,759	$-	$-	$36,977
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-

1-4 family residential mortgages
Pass	$21,285	$16,942	$11,889	$51,277	$71,422	$97,356	$17,555	$563	$288,289
Watch	-	4,787	501	2,417	247	1,706	767	654	11,079
Special Mention	199	1,000	1,057	918	-	5,291	92	-	8,557
Substandard	-	-	1,434	54	1,292	2,293	397	215	5,685
Total 1-4 family residential mortgage	$21,484	$22,729	$14,881	$54,666	$72,961	$106,646	$18,811	$1,432	$313,610
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial mortgages
Pass	$98,264	$106,442	$37,153	$39,435	$80,542	$197,875	$1,215	$572	$561,498
Watch	-	1,776	-	-	11,385	4,594	-	-	17,755
Special Mention	82	-	1,511	1,406	1,506	7,701	-	-	12,206
Substandard	-	-	-	1,750	287	-	-	-	2,037
Total commercial mortgages	$98,346	$108,218	$38,664	$42,591	$93,720	$210,170	$1,215	$572	$593,496
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass	$698	$1,104	$67	$243	$134	$16,603	$15,135	$3	$33,987
Watch	-	-	-	23	-	59	-		82
Special Mention	-	-	-	-	-	89	-	-	89
Substandard	7	1	-	-	-	49	-		57
Total consumer	$705	$1,105	$67	$266	$134	$16,800	$15,135	$3	$34,215
Current period gross write-off	$-	$-	$-	$-	$4	$466	$1	$-	$471

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Premises and Equipment

Premises and equipment are summarized as follows:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Leasehold improvements	$15,203	$15,166
Building and land	10,382	13,526
Construction and fixed assets in progress	40	154
Furniture and equipment	9,049	8,770
Computer software	3,141	3,047
	$37,815	$40,663
Less: accumulated depreciation and amortization	(26,128)	(25,280)
	$11,687	$15,383

Depreciation and amortization on these premises and equipment totaled $1.3 million for each of the years ended December 31, 2025 and December 31, 2024.

Note 7 – Leases

At December 31, 2025, the Company had leased certain of its banking and operations offices, or the land on which such offices were built, under operating lease agreements on terms ranging from 1 to 20 years, most with renewal options. Each of the Company’s long-term lease agreements are classified as operating leases. Certain of these leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably assured of being exercised. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations. Refer to Note 14 – Related Party Transactions for information regarding leasing transactions with related parties.

The following tables present information about the Company’s leases:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Lease liability	$6,192	$5,389
Right-of-use asset	$6,297	$5,551
Weighted average remaining lease term	4.79 years	5.14 years
Weighted average discount rate	3.50%	3.02%

(Dollars in thousands)	2025	2024
Operating lease expense	$1,720	$1,667
Short-term lease expense	38	44
Total lease expense	$1,758	$1,711
Cash paid for amounts included in lease liabilities	$1,616	$1,582

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

(Dollars in thousands)	December 31, 2025
Twelve months ending December 31, 2026	$1,642
Twelve months ending December 31, 2027	1,556
Twelve months ending December 31, 2028	1,444
Twelve months ending December 31, 2029	1,053
Twelve months ending December 31, 2030	609
Thereafter	480
Total undiscounted cash flows	$6,784
Less: Discount	(592)
Lease liability	$6,192

Note 8 – Goodwill and Other Intangible Assets

The carrying amount of goodwill was $7.8 million at December 31, 2025 and December 31, 2024. There were no changes in the recorded balance of goodwill during the twelve months ended December 31, 2025.

The Company had $2.7 million and $3.8 million of other intangible assets as of December 31, 2025 and December 31, 2024, respectively, which were recognized in connection with the core deposits acquired from the Merger in 2021.

The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets:

(Dollars in thousands)	December 31, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible	$9,660	$(6,978)	$9,660	$(5,868)

Core
Deposit
(Dollars in thousands)	Intangible
2026	$918
2027	726
2028	535
2029	343
2030	152
Thereafter	8
Total	$2,682

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Deposits

At December 31, 2025, the scheduled maturities of time deposits are as follows:

(Dollars in thousands)
2026	$276,966
2027	11,153
2028	2,053
2029	333
2030	794
$291,299

The aggregate amount of time deposits with a minimum balance of $250 thousand was $96.6 million at December 31, 2025 and $102.1 million at December 31, 2024.

Included in the time deposits reported above are Certificate of Deposit Account Registry Service CDs, whereby depositors can obtain FDIC deposit insurance on account balances of up to $50 million. CDARSTM deposits totaled $5.8 million as of December 31, 2025 and $4.9 million as of December 31, 2024, all of which were reciprocal balances for the Bank’s customers. In May 2018, the EGRRCPA was enacted, which excluded reciprocal CDARS™ deposits for certain banks from brokered deposit treatment up to the lesser of $5 billion or 20% of a bank’s total liabilities. Therefore, the Company’s CDARS™ reciprocal deposits as of December 31, 2025 and December 31, 2024 were not treated as brokered deposits. The Company had no brokered deposits as of December 31, 2025 or December 31, 2024.

The Company implemented an Insured Cash Sweep® product during 2018. At December 31, 2025, ICS® balances, included in demand deposit and money market account balances, were $60.8 million and $139.6 million, respectively. At December 31, 2024, ICS® balances, included in demand deposit and money market account balances, were $44.5 million and $122.1 million, respectively. Such balances were not treated as brokered deposits.

Deposit account overdrafts reported as loans totaled $82 thousand and $36 thousand at December 31, 2025 and December 31, 2024, respectively.

The Company has entered into deposit transactions with certain directors, principal officers and their affiliates (collectively referred to as “related party deposits”), all of which are under the same terms as other customers. The aggregate amount of these related party deposits was $3.5 million and $4.9 million as of December 31, 2025 and December 31, 2024, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Borrowings

The Company uses both short-term and long-term borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

Each FHLB credit program has its own interest rate, which may be fixed or variable, and carries a range of maturities. The FHLB may prescribe the acceptable uses to which the advances may be put, as well as on the size of the advances and repayment provisions. The Company has pledged commercial real estate loans as collateral for FHLB borrowings. The Company had $20.0 million in outstanding FHLB advances as of December 31, 2025 and December 31, 2024.

In addition to access to short-term borrowings from FHLB, the Company uses federal funds purchased for short-term borrowing needs. Available borrowing arrangements maintained by the Bank include formal federal funds lines with five major correspondent banks. As of December 31, 2025 and December 31, 2024, the balance on these lines was $0 and $236 thousand, respectively.

The Company’s unused lines of credit for future borrowings total approximately $220.6 million at December 31, 2025, which consists of $101.6 million available from the FHLB and $119.0 million from third-party financial institutions. Additional loans and securities are available that can be pledged as collateral for future borrowings from the FRB or the FHLB above the current lendable collateral value.

Information related to borrowings as of December 31, 2025 and 2024 is as follows:

(Dollars in thousands)	2025	2024
Federal funds purchased	$-	$236
FHLB advances	20,000	20,000
Total borrowings	$20,000	$20,236

Maximum amount at any month-end during the year	$51,000	$55,702
Annual average balance outstanding	$40,573	$36,600
Annual average interest rate paid	4.65%	4.70%
Annual interest rate at end of period	3.84%	4.82%

Note 11 – Income Taxes

Principal components of income tax expense as reflected in the Consolidated Statements of Income are as follows:

(Dollars in thousands)	2025	2024
Current tax expense	$4,469	$3,923
Deferred tax expense	352	10
Provision for income taxes	$4,821	$3,933

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense for the years ended December 31, 2025 and December 31, 2024 differed from the federal statutory rate applied to income before income taxes for the following reasons:

(Dollars in thousands)	2025		2024
Federal statutory rate	Amount	Percent	Amount	Percent
Income tax at federal statutory rates	$5,057	21.00%	$4,389	21.00%
State income taxes, net of federal income tax effect	-	0.00%	-	0.00%
Investments in qualified housing projects	(51)	-0.21%	(141)	-0.67%
Nontaxable or nondeductible items
Tax exempt income net of interest expense disallowance	(70)	-0.29%	(38)	-0.18%
Bank-owned life insurance	(261)	-1.08%	(243)	-1.16%
Stock options	6	0.02%	35	0.17%
Other items, net	140	0.58%	(69)	-0.33%
Total	$4,821	20.02%	$3,933	18.82%

The Company paid $4.4 million and $3.6 million respectively, in Federal income taxes for the years ended 2025 and 2024. No payments were made to state or local jurisdictions.

The Corporation's net deferred income taxes totaled $12.1 million and $15.4 million at December 31, 2025 and December 31, 2024 respectively. The tax effects of each type of significant item that gave rise to deferred taxes are:

	December 31,
(Dollars in thousands)	2025	2024
Deferred tax assets
Allowance for credit losses	$1,851	$1,874
Acquisition accounting	998	1,425
Fixed assets	845	971
Nonaccrual loan interest	48	30
Stock option/grant expense	119	125
Home equity closing costs	106	93
Deferred loan fees	609	652
Securities available for sale unrealized loss	8,152	11,128
Total deferred tax assets	$12,728	$16,298
Deferred tax liabilities
Goodwill and other intangible assets	$501	$721
Trust preferred	120	130
Right-of-use assets	34	34
Equity in earnings of subsidiaries	(6)	6
Total deferred tax liabilities	649	891
Net deferred tax assets	$12,079	$15,407

Note 12 – Commitments and Contingent Liabilities

In the normal course of business, there are various outstanding commitments and contingent liabilities, which are not reflected in the accompanying Consolidated Financial Statements. The Company does not anticipate any material loss as a result of these transactions.

The Federal Reserve Bank's (FRB) reserve requirement to maintain balances on hand or with the FRB based on the level of certain types of deposits held, was eliminated March 26, 2020. Therefore, the Bank is not required to maintain cash reserve balances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Financial Instruments with Off-Balance Sheet Risk and Credit Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit, such as unfunded lines of credit and standby letters of credit. The Company also treats authorization limits for originating ACH transactions as commitments. In addition to the amounts shown below, the Company has extended commitment letters at December 31, 2025 in the amount of $9.0 million to various borrowers. At December 31, 2024, commitment letters totaled $13.6 million. Commitment letters are done in the normal course of business and typically expire after 120 days. All of these off-balance-sheet instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet, although material losses are not anticipated. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The totals for financial instruments whose contract amount represents credit risk are shown below:

	Notional Amount
(Dollars in thousands)	December 31, 2025	December 31, 2024
Unfunded lines-of-credit	$94,245	$111,556
ACH	19,036	19,386
Letters of credit	9,389	12,204
Total	$122,670	$143,146

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

The Company has approximately $1.5 million in deposits in other financial institutions in excess of amounts insured by the FDIC at December 31, 2025.

Note 14 – Related Party Transactions

From time-to-time, the Company and its subsidiaries have business dealings with companies owned by directors and beneficial shareholders of the Company. Payments made to these companies that exceeded the disclosure threshold of $120 thousand in 2025 are reported below.

In 2025 and 2024, leasing/rental expenditures of $595 thousand and $562 thousand respectively, (including reimbursements for taxes, insurance, and other expenses) were paid to an entity indirectly owned by a director of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Bank’s capital ratios remained well above the levels designated by bank regulators as “well capitalized” at December 31, 2025 and 2024. There are no conditions or events since that management believes have changed the institution’s category.

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

The CBLR framework was available for banks to use in their March 31, 2020 Call Report and going forward. The Bank has not opted into the CBLR framework.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank calculates its regulatory capital under the Basel III regulatory capital framework. The table below summarizes the Bank’s regulatory capital and related ratios as of the dates presented: The required capital buffers and resultant ratios are already provided; therefore, this table presentation excludes the capital butters. The Company and the Bank exceeded these ratios at December 31, 2025 and 2024.

December 31, 2025					Minimum
(Dollars in thousands)					To Be Well Capitalized
			Minimum Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk Weighted Assets)
Bank	$213,852	20.19%	$84,736	8.00%	$105,921	10.00%

Common Equity Tier 1 Capital
(To Risk Weighted Assets)
Bank	$205,039	19.36%	$47,664	4.50%	$68,848	6.50%

Tier 1 Capital
(To Risk Weighted Assets)
Bank	$205,039	19.36%	$63,552	6.00%	$84,736	8.00%

Tier 1 Capital
(To Average Assets)
Bank	$205,039	12.36%	$66,371	4.00%	$82,964	5.00%

December 31, 2024					Minimum
(Dollars in thousands)					To Be Well Capitalized
			Minimum Capital		Under Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To Risk Weighted Assets)
Bank	$200,817	18.60%	$86,385	8.00%	$107,981	10.00%

Common Equity Tier 1 Capital
(To Risk Weighted Assets)
Bank	$191,894	17.77%	$48,591	4.50%	$70,188	6.50%

Tier 1 Capital
(To Risk Weighted Assets)
Bank	$191,894	17.77%	$64,789	6.00%	$86,385	8.00%

Tier 1 Capital
(To Average Assets)
Bank	$191,894	11.55%	$66,641	4.00%	$83,076	5.00%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2025, the maximum amount of retained earnings available to the Bank for cash dividends to the Company was $35.3 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balances measured at fair value on a recurring basis:

		December 31, 2025
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$28,753	$-	$28,753	$-
MBS/CMOs	126,015	-	126,015	-
Corporate bonds	7,899	-	7,899	-
Municipal bonds	85,325	-	85,325	-
Total securities available for sale	$247,992	$-	$247,992	$-

Total assets at fair value	$247,992	$-	$247,992	$-

		December 31, 2024
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$1,493	$-	$1,493	$-
U.S. Government agencies	29,635	-	29,635	-
MBS/CMOs	132,811	-	132,811	-
Corporate bonds	17,591	-	17,591	-
Municipal bonds	82,007	-	82,007	-
Total securities available for sale	$263,537	$-	$263,537	$-

Total assets at fair value	$263,537	$-	$263,537	$-

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

The following table presents the Company's assets that were measured at fair value on a nonrecurring basis. There were no individually evaluated loans with an ACL as of December 31, 2025.

		December 31, 2024
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

		Fair Value Measurements at December 31, 2025 Using:
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$70,614	$70,614	$-	$-	$70,614
Available for sale securities	247,992	-	247,992	-	247,992
Restricted securities	6,172	-	6,172	-	6,172
Loans, net	1,229,307	-	-	1,202,216	1,202,216
Bank owned life insurance	41,302	-	41,302	-	41,302
Accrued interest receivable	6,213	-	1,371	4,842	6,213

Liabilities
Demand deposits and interest bearing transaction and money market accounts	$1,140,432	$-	$1,140,432	$-	$1,140,432
Certificates of deposit	291,299	-	291,499	-	291,499
Borrowings	20,000	-	19,954	-	19,954
Junior subordinated debt	3,554	-	3,554	-	3,554
Accrued interest payable	1,431	-	1,431	-	1,431

		Fair Value Measurements at December 31, 2024 Using:
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$17,103	$17,103	$-	$-	$17,103
Available for sale securities	263,537	-	263,537	-	263,537
Restricted securities	6,193	-	6,193	-	6,193
Loans, net	1,227,514	-	-	1,183,182	1,183,182
Bank owned life insurance	40,059	-	40,059	-	40,059
Accrued interest receivable	6,426	-	1,509	4,917	6,426

Liabilities
Demand deposits and interest bearing transaction and money market accounts	$1,115,103	$-	$1,115,103	$-	$1,115,103
Certificates of deposit	308,443	-	308,856	-	308,856
Federal funds purchased	236	236	-	-	236
Borrowings	20,000	-	20,000	-	20,000
Junior subordinated debt	3,506	-	3,506	-	3,506
Accrued interest payable	1,837	-	1,837	-	1,837

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company contributed $612 thousand and $622 thousand to the 401(k) plan in 2025 and 2024, respectively. These expenses represent the matching contribution by the Company.

The Company, as a result of the Merger, provides a post-retirement benefit for one retired employee. The liability associated with this benefit of $101 thousand as of December 31, 2025 is included in Accrued interest payable and other liabilities on the Consolidated Balance Sheet.

Note 19 – Stock Incentive Plans

At the Annual Shareholders Meeting on June 23, 2022, shareholders approved the Virginia National Bankshares Corporation 2022 Stock Incentive Plan. The 2022 Plan initially made available up to 150,000 shares of the Company’s common stock to be issued to plan participants. The 2022 Plan provides for granting of both incentive and nonqualified stock options, as well as restricted stock, unrestricted stock and other stock-based awards. No new grants can be issued under the 2014 Stock Incentive Plan as that plan has expired. At the Annual Meeting of Shareholders on July 24, 2025, an amendment to the 2022 Plan to increase the shares available for issuance under the plan by 150,000 shares was approved.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the shares issued and available under each of the Plans is shown below as of December 31, 2025. Share data and exercise price range per share have been adjusted to reflect previously stock dividends. Although the 2014 Plan has expired and no new grants will be issued under this plan, there were shares issued before the plan expired which are still outstanding as shown below.

	2022 Plan	2014 Plan
Aggregate shares issuable	300,000	275,625
Options issued, net of forfeited and expired options	(63,900)	(172,506)
Unrestricted stock issued	-	(11,635)
Restricted stock grants issued	(65,280)	(83,653)
Cancelled due to Plan expiration	-	(7,831)
Remaining available for grant	170,820	-

Stock grants issued and outstanding:
Total vested and unvested shares	65,280	95,888
Fully vested shares	15,786	82,914

Option grants issued and outstanding:
Total vested and unvested shares	62,740	163,554
Fully vested shares	11,745	159,474

Exercise price range	$25.10 to $39.33	$23.75 to $42.62

The Company accounts for all of its stock incentive plans under recognition and measurement accounting principles which require that the compensation cost relating to stock-based payment transactions be recognized in the financial statements. Stock-based compensation arrangements for 2025 and prior years include stock options, unrestricted stock and restricted stock. All stock-based payments to employees are required to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period.

Stock Options

Changes in the stock options outstanding related to all of the Plans are summarized below.

	December 31, 2025
(Dollars in thousands except weighted average data)	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2025	223,001	$33.22	$844
Issued	10,200	35.88
Exercised	(1,160)	(29.88)
Forfeited	(5,747)	(40.30)
Expired	-	-
Outstanding at December 31, 2025	226,294	$33.17	$1,659
Options exercisable at December 31, 2025	171,219	$33.60	$1,219

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2025 and 2024, the Company recognized $125 thousand and $131 thousand, respectively, in compensation expense for stock options. As of December 31, 2025, there was $295 thousand in unrecognized compensation expense for stock options remaining to be recognized in future reporting periods through 2030. The fair value of any option grant is estimated at the grant date using the Black-Scholes pricing model.

There were stock option grants of 10,200 shares and 50,300 shares issued during the years ended December 31, 2025 and December 31, 2024, respectively. The fair value on each option granted during the current year was estimated based on the assumptions noted in the following table:

For the year ended
December 31, 2025
Expected volatility[1]	26.89%
Expected dividends[2]	4.00%
Expected term (in years)[3]	5.3 - 6.5
Risk-free rate[4]	3.47%

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

Summary information pertaining to options outstanding at December 31, 2025, as adjusted for stock dividends, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$23.75 to $30.00	100,420	5.9 Years	$25.82	73,545	$25.04
$30.01 to $40.00	72,330	6.3 Years	$36.39	44,130	$36.90
$40.01 to $42.62	53,544	2.4 Years	$42.62	53,544	$42.62
Total	226,294	5.1 Years	$33.17	171,219	$33.60

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Grants

Restricted stock grants – During 2025, 21,068 shares of restricted stock were granted to employees and non-employee directors, vesting over a four-year. During 2024, 25,280 shares of restricted stock were granted. In 2025 and 2024, restricted stock grants resulted in an associated expense of $847 thousand and $782 thousand, respectively. As of December 31, 2025, there was $1.4 million in unrecognized compensation expense for restricted stock grants remaining to be recognized in future reporting periods through 2029.

	December 31, 2025
(Dollars in thousands except weighted average data)	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2025	65,889	$31.96	$2,626
Issued	21,068	36.09	840
Vested	(24,489)	(32.11)	(976)
Forfeited	-	-	-
Nonvested at December 31, 2025	62,468	$33.30	$2,489

The weighted average period over which nonvested restricted stock grants are expected to be recognized is 1.2 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Net Income per Share

The table below shows the weighted average number of shares used in computing net income per common share and the effect on the weighted average number of shares of potential dilutive common stock for the years ended December 31, 2025 and 2024. Potential dilutive common stock equivalents have no effect on net income available to the Company’s shareholders. Diluted net income per share is computed based on the weighted average number of shares of common stock equivalents outstanding, to the extent dilutive. The Company’s common stock equivalents relate to outstanding common stock options.

Nonvested restricted stock is included in the calculation of basic and diluted net income per share. The weighted average shares below as of December 31, 2025 and December 31, 2024 include 62,468 and 65,889 shares, respectively, of such restricted stock that have not yet vested. The recipients of nonvested restricted shares have full voting and dividend rights. Dollars below are reported in thousands except for per share data.

	Net Income	Weighted Average Shares	Per Share Amount
December 31, 2025
Basic net income per share	$19,261	5,388,926	$3.57
Effect of dilutive stock options	-	29,473	(0.02)
Diluted net income per share	$19,261	5,418,399	$3.55

December 31, 2024
Basic net income per share	$16,966	5,371,439	$3.16
Effect of dilutive stock options	-	20,675	(0.01)
Diluted net income per share	$16,966	5,392,114	$3.15

In 2025 and 2024, stock options representing 91,264 and 121,701 average shares, respectively, were not included in the calculation of net income per share, as their effect would have been antidilutive.

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

Total capital securities at December 31, 2025 and 2024 were $3.6 million and $3.5 million, respectively, as adjusted to fair value as of the date of the Merger. The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 - Other Comprehensive Income (Loss)

The following table presents the changes in each component of accumulated other comprehensive income (loss) as of December 31, 2025 and December 31, 2024:

(Dollars in thousands)	AFS Securities
Accumulated other comprehensive loss at December 31, 2024	$(41,862)

Other comprehensive gain arising during the period	14,170
Related income tax effects	(2,976)
11,194

Accumulated other comprehensive loss at December 31, 2025	$(30,668)

(Dollars in thousands)	AFS Securities
Accumulated other comprehensive loss at December 31, 2023	$(40,044)

Other comprehensive loss arising during the period	(2,304)
Related income tax effects	483
(1,821)

Reclassification into net income	4
Related income tax effects	(1)
3

Accumulated other comprehensive loss at December 31, 2024	$(41,862)

Note 23 – Segment Reporting

Virginia National Bankshares Corporation has two reportable segments in 2025 and three in 2024. Each reportable segment is a strategic business unit that offers different products and services. They are managed separately, because each segment appeals to different markets and, accordingly, require different technology and marketing strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies provided earlier in this report.

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
•
Masonry Capital (Masonry) - Masonry Capital offers investment management services for separately managed accounts and a private investment fund employing a value-based, catalyst-driven investment strategy. Revenue for this segment is generated from management fees which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are derived from Assets Under Management and incentive income which is based on the investment returns generated on performance-based Assets Under Management. Note that the membership interests in this business line were sold to an officer of Masonry effective April 1, 2024. Subsequent to the date of sale, the Company will receive an annual revenue-share amount for a period of six years. No expenses will be incurred by the Company related to Masonry subsequent to April 1, 2024.

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

Segment information for the years ended December 31, 2025 and 2024 is shown in the following tables. Note that asset information is not reported below, as the assets of VNB Trust & Estate Services are reported at the Bank level; also, assets specifically allocated to the lines of business other than the Bank are insignificant and are no longer provided to the CODM.

2025 (Dollars in thousands)	Bank	VNB Trust & Estate Services	Consolidated
Net interest income	$51,509	$-	$51,509
Provision for credit losses	137	-	137
Net interest income after provision for credit losses	$51,372	$-	$51,372

Noninterest income:
Wealth management fees	-	894	894
Deposit account fees	1,261	-	1,261
Debit/credit card and ATM fees	1,383	-	1,383
Bank owned life insurance income	1,242	-	1,242
Gains on sale of assets, net	278	-	278
Other	886	150	1,036
Total noninterest income	$5,050	$1,044	$6,094

Noninterest expense:
Salaries and employee benefits	14,717	975	15,692
Net occupancy	3,384	132	3,516
Equipment	741	14	755
Bank franchise tax	1,706	-	1,706
Computer software	1,096	-	1,096
Data processing	1,825	156	1,981
FDIC deposit insurance assessment	785	-	785
Marketing, advertising and promotion	761	-	761
Professional fees	1,019	127	1,146
Core deposit intangible amortization	1,110	-	1,110
Other	4,810	26	4,836
Total noninterest expense	$31,954	$1,430	$33,384

Income before income taxes	24,468	(386)	24,082
Provision for (benefit of) income taxes	4,887	(80)	4,821
Net income (loss)	$19,567	$(306)	$19,261

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2024 (Dollars in thousands)	Bank	VNB Trust & Estate Services	Masonry Capital	Consolidated
Net interest income	$46,376	$-	$-	$46,376
Recovery of credit losses	(600)	-	-	(600)
Net interest income after recovery of credit losses	$46,976	$-	$-	$46,976

Noninterest income:
Wealth management fees	-	961	191	1,152
Deposit account fees	1,363	-	-	1,363
Debit/credit card and ATM fees	1,914	-	-	1,914
Bank owned life insurance income	1,155	-	-	1,155
Gains on sale of assets, net	36	-	-	36
Gains on early redemption of debt	904	-	-	904
Losses on sales of AFS, net	(4)	-	-	(4)
Other	1,001	68	-	1,069
Total noninterest income	$6,369	$1,029	$191	$7,589

Noninterest expense:
Salaries and employee benefits	14,847	949	137	15,933
Net occupancy	3,525	130	7	3,662
Equipment	702	17	1	720
Bank franchise tax	1,452	-	-	1,452
Computer software	917	-	-	917
Data processing	2,530	112	5	2,647
FDIC deposit insurance assessment	700	-	-	700
Marketing, advertising and promotion	727	2	1	730
Professional fees	728	139	27	894
Core deposit intangible amortization	1,301	-	-	1,301
Other	4,665	28	17	4,710
Total noninterest expense	$32,094	$1,377	$195	$33,666

Income before income taxes	21,251	(348)	(4)	20,899
Provision for (benefit of) income taxes	4,008	(73)	(2)	3,933
Net income (loss)	$17,243	$(275)	$(2)	$16,966

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24 – Condensed Parent Company Financial Statements

Condensed financial statements pertaining only to the Parent Company are presented below. The investment in subsidiary is accounted for using the equity method of accounting.

Cash dividend payments authorized by the Bank’s Board of Directors were paid to the Parent Company in 2025 and 2024, totaling $9.0 million and $9.5 million, respectively.

The payment of dividends by the Bank is restricted by various regulatory limitations. Banking regulations also prohibit extensions of credit to the parent company unless appropriately secured by assets. For more detail on dividends, see Note 16 – Dividend Restrictions.

Condensed Parent Company Only

BALANCE SHEETS
(Dollars in thousands)	December 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$1,066	$989
Investment securities	63	63
Investments in subsidiaries	184,822	161,592
Other assets	1,804	1,235
Total assets	$187,755	$163,879

LIABILITIES & SHAREHOLDERS' EQUITY
Junior subordinated debt	$3,554	$3,506
Other liabilities	40	71
Stockholders' equity	184,161	160,302
Total liabilities and stockholders' equity	$187,755	$163,879

STATEMENTS OF INCOME
(Dollars in thousands)	For the years ended
	December 31, 2025	December 31, 2024

Dividends from subsidiary	$9,000	$9,500
Net interest expense	(301)	(346)
Noninterest income	149	8
Noninterest expense	2,202	1,762
Income before income taxes	$6,646	$7,400
Income tax benefit	(580)	(414)
Income before equity in undistributed earnings of subsidiaries	$7,226	$7,814
Equity in undistributed earnings of subsidiaries	12,035	9,152
Net income	$19,261	$16,966

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Parent Company Only (Continued)

STATEMENTS OF CASH FLOWS
(Dollars in thousands)	For the years ended
	December 31, 2025	December 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,261	$16,966
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(12,035)	(9,152)
Net accretion of certain acquisition-related adjustments	48	46
Stock option & restricted stock grant expense	972	912
Shares repurchased	-	(559)
Increase in other assets	(569)	(432)
(Decrease) increase in other liabilities	(32)	44
Net cash provided by operating activities	$7,645	$7,825

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercised	$35	$-
Dividends paid	(7,603)	(7,087)
Net cash used in financing activities	$(7,568)	$(7,087)

NET INCREASE IN CASH AND CASH EQUIVALENTS	$77	$738

CASH AND CASH EQUIVALENTS
Beginning of period	989	251
End of period	$1,066	$989

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25 – Investment in Affordable Housing Projects

As a result of the Merger, the Company acquired certain limited partnership investments in affordable housing projects located in the Commonwealth of Virginia. These partnerships exist to develop and preserve affordable housing for low income families through residential rental property projects. The Company exerts no control over the operating or financial policies of the partnerships. Return on these investments is through receipt of tax credits and other tax benefits which are subject to recapture by taxing authorities based on compliance features at the project level. The investments are due to expire by 2036. There are currently no unfunded capital commitments.

The Company accounts for these Low Income Housing Tax Credits (LIHTC) using the proportional amortization method which it adopted January 1, 2024, and which resulted in a $1.1 million reduction to retained earnings as reflected on the Consolidated Statements of Changes in Shareholder Equity. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statements as a component of income tax expense (benefit). As of December 31, 2025 and 2024, the Company had recorded $915 thousand and $1.3 million, respectively, in LIHTC equity investments presented in Accrued Interest Receivable and Other Assets on the Consolidated Balance Sheets.

Note 26 - Sale of Masonry Capital Management, LLC

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

Note 27 - Share Repurchase Plan

During the second quarter of 2023, the Board of Directors approved a share repurchase plan of up to 5% of outstanding common stock. Repurchases may be made through open market purchases or in privately negotiated transactions. The actual timing, number, and value of shares repurchased under the plan would have been determined by a committee of the Board.

During 2024, a total of 20,350 shares were repurchased at an average price of $27.42. There were no share repurchases during 2025.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. This assessment was based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) on May 14, 2013. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting. There were no changes in the internal control over financial reporting that occurred during the fourth quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting. This annual report does not include an attestation report of the Company's independent registered public accounting firm, Yount, Hyde & Barbour, P.C., (U.S. PCAOB Auditor Firm I.D.: 613), regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management's report in this annual report.

Item 9B. OTHER INFORMATION.

Trading Arrangements - During the three months ended December 31, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Information is incorporated by reference to the information that appears under the headings “Proposal 1 – Election of Directors,” “Related Person Transactions and Other Information,” “Executive Compensation – Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Information about the Board of Directors and Board Committees” contained in the Company’s Definitive Proxy Statement to be used in connection with the Company’s 2026 Annual Meeting of Shareholders (“Definitive Proxy Statement”).

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

The following table summarizes information, as of December 31, 2025, relating to the Company’s Stock Incentive Plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	226,294	$33.17	170,820
Total	226,294	$33.17	170,820

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information is incorporated by reference from the “Independent Auditors” section of the Company’s Definitive Proxy Statement.;

Part IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are files as part of this report:

(a)(1) Financial Statements

The following Consolidated Financial Statements and reports of independent registered public accountants of the Company are in Part II, Item 8. Financial Statements and Supplementary Data:

(i)
Consolidated Balance Sheets – December 31, 2025 and December 31, 2024
(ii)
Consolidated Statements of Income – Years ended December 31, 2025 and December 31, 2024
(iii)
Consolidated Statements of Comprehensive Income – Years ended December 31, 2025 and December 31, 2024
(iv)
Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2025 and December 31, 2024
(v)
Consolidated Statements of Cash Flows – Years ended December 31, 2025 and December 31, 2024
(vi)
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated statements or notes thereto.

(a)(3) Exhibit Index

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

10.2†

Virginia National Bankshares Corporation Amended and Restated 2022 Stock Incentive Plan (incorporated by reference to Appendix A to Virginia National Bankshares Corporation’s Proxy Statement for the Annual Meeting of Shareholders held on July 24, 2025, filed with the Securities and Exchange Commission on May 30, 2025).

10.3†

Form of Amendment and Restated Management Continuity Agreement executed October 23, 2024 between Virginia National Bankshares Corporation and Glenn W. Rust, Virginia R. Bayes, and Tara Y. Harrison (incorporated by reference to Exhibit 10.3 to Virginia National Bankshares Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2025)

19.1

Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Virginia National Bankshares Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2025).

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

101.0

Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline eXtensible Business Reporting Language (Inline XBRL), (i) the Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024, (ii) the Consolidated Statements of Income for the years ended December 31, 2025 and December 31, 2024, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2025 and December 31, 2024, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for years ended December 31, 2025 and December 31, 2024, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2025 and December 31, 2024, and (vi) the Notes to Consolidated Financial Statements (furnished herewith), tagged as blocks of text and including detailed tags.

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

VIRGINIA NATIONAL BANKSHARES CORPORATION

/s/ Cathy W. Liles
Cathy W. Liles
Executive Vice President & Chief Financial Officer
Date: March 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 27, 2026.

Signatures	Title

/s/ John B. Adams, Jr.	Director
John B. Adams, Jr.

/s/ Robert L. Burrows, Jr.	Director
Robert L. Burrows, Jr.

/s/ Kevin T. Carter	Director
Kevin T. Carter

/s/ Hunter E. Craig	Director
Hunter E. Craig

/s/ William D. Dittmar, Jr.	Chairman of the Board
William D. Dittmar, Jr.

/s/ Randolph D. Frostick	Director
Randolph D. Frostick

/s/ Linda M. Houston	Director
Linda M. Houston

/s/ Jay B. Keyser	Director
Jay B. Keyser

/s/ Cathy W. Liles	Executive Vice President & Chief Financial Officer
Cathy W. Liles	(principal financial and accounting officer)

/s/ Glenn W. Rust	President & Chief Executive Officer and Director
Glenn W. Rust	(principal executive officer)

/s/ Sterling T. Strange, III	Director
Sterling T. Strange, III

/s/ Gregory L. Wells	Director
Gregory L. Wells