Form 10-Q
period 2026-03-31
Virginia National Bankshares Corp
filed 2026-05-12
CIK 1572334

` `

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Yes ☐ No ☒

As of May 7, 2026, the registrant had 5,422,513 shares of common stock, $2.50 par value per share, outstanding.

VIRGINIA NATIONAL BANKSHARES CORPORATION

FORM 10-Q

Glossary of Acronyms and Defined Terms
2014 Plan	-	2014 Stock Incentive Plan
2022 Plan	-	2022 Stock Incentive Plan
ACL	-	Allowance for credit losses
Acquired Loans	-	Loans acquired from Fauquier
AFS	-	Available for sale
ASC	-	Accounting Standards Codification
ASC 820	-	ASC 820, Fair Value Measurements and Disclosures
ASU	-	Accounting Standards Update
the Bank	-	Virginia National Bank
BOLI	-	Bank-owned life insurance
bps	-	Basis points
CBBFC	-	Community Bankers' Bank Financial Corporation
CBLR	-	Community Bank Leverage Ratio
CDARS™	-	Certificates of Deposit Account Registry Service
CECL	-	Current expected credit losses
CET1	-	Common equity tier 1
CFPB	-	Consumer Financial Protection Bureau
CME	-	Chicago Mercantile Exchange
CMO	-	Collateralized mortgage obligation
the Company	-	Virginia National Bankshares Corporation and its subsidiary
CRA	-	Community Reinvestment Act of 1977
CRE	-	Commercial real estate
Dodd-Frank Act	-	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2018
Effective Date	-	April 1, 2021
EPS	-	Earnings per common share
Exchange Act	-	Securities Exchange Act of 1934, as amended
Fauquier	-	Fauquier Bankshares, Inc. and its subsidiaries
FASB	-	Financial Accounting Standards Board
FBS	-	Fauquier Bank Services, Inc
Federal Reserve	-	Board of Governors of the Federal Reserve System
Federal Reserve Act	-	Federal Reserve Act of 1913, as amended
Federal Reserve Bank or FRB	-	Federal Reserve Bank of Richmond
FHLB	-	Federal Home Loan Bank of Atlanta
FOMC	-	Federal Open Market Committee
Form 10-K	-	Annual Report on Form 10-K for the year ended December 31, 2025
FTE	-	Fully taxable equivalent
GAAP or U.S. GAAP	-	Accounting principles generally accepted in the United States
ICS®	-	Insured Cash Sweep®
MBS	-	Mortgage-Backed Securities
Merger	-	Mergers of Fauquier Bankshares, Inc. and The Fauquier Bank with and into the Company and the Bank, respectively
Nasdaq	-	The Nasdaq Stock Market, LLC
NPA	-	Nonperforming assets
OCC	-	Office of the Comptroller of the Currency
PCA	-	Prompt Corrective Action
PCD	-	Purchased loan with credit deterioration
ROAA	-	Return on Average Assets
ROAE	-	Return on Average Equity
Reorganization	-	Reorganization Agreement and Plan of Share Exchange dated March 6, 2013 between the Bank and the Company
SBA	-	Small Business Administration
SCC	-	Virginia State Corporation Commission
SEC	-	U.S. Securities and Exchange Commission
Securities Act	-	Securities Act of 1993, as amended
SOFR	-	Secured Overnight Financing Rate

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31, 2026	December 31, 2025 *
ASSETS	Unaudited
Cash and due from banks	$8,500	$5,798
Interest-bearing deposits in other banks	10,608	10,552
Federal funds sold	57,758	54,264
Securities:
Available for sale, at fair value	240,424	247,992
Restricted securities, at cost	6,195	6,172
Total securities	246,619	254,164
Loans, net of deferred fees and costs	1,237,669	1,237,577
Allowance for credit losses	(7,981)	(8,270)
Loans, net	$1,229,688	$1,229,307
Premises and equipment, net	11,660	11,687
Bank owned life insurance	41,621	41,302
Goodwill	7,768	7,768
Core deposit intangible, net	2,435	2,682
Right-of-use asset, net	5,925	6,297
Deferred tax asset, net	12,419	12,079
Accrued interest receivable and other assets	13,163	13,842
Total assets	$1,648,164	$1,649,742
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest bearing	$355,475	$362,322
Interest bearing	279,470	308,295
Money market and savings deposit accounts	505,291	469,815
Certificates of deposit and other time deposits	286,492	291,299
Total deposits	1,426,728	1,431,731
Borrowings	20,000	20,000
Junior subordinated debt, net	3,566	3,554
Lease liability	5,835	6,192
Accrued interest payable and other liabilities	5,538	4,104
Total liabilities	1,461,667	1,465,581
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, $2.50 par value	-	-
Common stock, $2.50 par value	13,393	13,327
Capital surplus	107,573	107,337
Retained earnings	97,475	94,165
Accumulated other comprehensive loss	(31,944)	(30,668)
Total shareholders' equity	186,497	184,161
Total liabilities and shareholders' equity	$1,648,164	$1,649,742

Common shares outstanding	5,422,513	5,393,140
Common shares authorized	10,000,000	10,000,000
Preferred shares outstanding	-	-
Preferred shares authorized	2,000,000	2,000,000

* Derived from audited Consolidated Financial Statements

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	For the three months ended
	March 31, 2026	March 31, 2025
Interest and dividend income:
Loans, including fees	$16,833	$17,033
Federal funds sold	494	184
Other interest-bearing deposits	35	42
Investment securities:
Taxable	1,065	1,309
Tax exempt	360	323
Dividends	90	115
Total interest and dividend income	18,877	19,006

Interest expense:
Demand deposits	71	69
Money market and savings deposits	3,053	3,003
Certificates and other time deposits	2,585	3,054
Borrowings	192	509
Federal funds purchased	-	7
Junior subordinated debt	70	70
Total interest expense	5,971	6,712
Net interest income	12,906	12,294
Recovery of credit losses	(336)	(160)
Net interest income after recovery of credit losses	13,242	12,454

Noninterest income:
Wealth management fees	220	229
Deposit account fees	366	307
Debit/credit card and ATM fees	251	370
Bank owned life insurance income	319	293
Gains on sale of assets, net	5	278
Other	328	283
Total noninterest income	1,489	1,760

Noninterest expense:
Salaries and employee benefits	3,999	3,936
Net occupancy	779	1,016
Equipment	186	186
Bank franchise tax	468	339
Computer software	214	256
Data processing	550	735
FDIC deposit insurance assessment	175	145
Marketing, advertising and promotion	267	254
Professional fees	348	256
Core deposit intangible amortization	247	295
Other	966	1,406
Total noninterest expense	8,199	8,824

Income before income taxes	6,532	5,390
Provision for income taxes	1,273	901
Net income	$5,259	$4,489
.
Net income per common share, basic	$0.97	$0.83
Net income per common share, diluted	$0.97	$0.83
Weighted average common shares outstanding, basic	5,409,543	5,378,871
Weighted average common shares outstanding, diluted	5,443,437	5,402,936

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	For the three months ended
	March 31, 2026	March 31, 2025
Net income	$5,259	$4,489
Other comprehensive (loss) income, net of tax:
Securities available for sale	(1,276)	3,521
Total comprehensive income	$3,983	$8,010

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Dollars in thousands, except per share data)

(Unaudited)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2024	$13,263	$106,394	$82,507	$(41,862)	$160,302
Stock option expense	-	34	-	-	34
Restricted stock grant expense	-	214	-	-	214
Vested stock grants	33	(33)	-	-	-
Cash dividends declared ($0.33 per share)	-	-	(1,779)	-	(1,779)
Net income	-	-	4,489	-	4,489
Other comprehensive income	-	-	-	3,521	3,521
Balance, March 31, 2025	$13,296	$106,609	$85,217	$(38,341)	$166,781

Balance, December 31, 2025	$13,327	$107,337	$94,165	$(30,668)	$184,161
Shares surrendered in connection with stock option exercise	(42)	(630)	-	-	(672)
Stock options exercised	63	609	-	-	672
Stock option expense	-	4	-	-	4
Restricted stock grant expense	-	298	-	-	298
Vested stock grants	45	(45)	-	-	-
Cash dividends declared ($0.36 per share)	-	-	(1,949)	-	(1,949)
Net income	-	-	5,259	-	5,259
Other comprehensive loss	-	-	-	(1,276)	(1,276)
Balance, March 31, 2026	$13,393	$107,573	$97,475	$(31,944)	$186,497

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the three months ended
	March 31, 2026	March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,259	$4,489
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of credit losses	(336)	(160)
Net accretion of certain acquisition-related adjustments	(398)	(531)
Amortization of intangible assets	247	295
Net amortization of securities	191	200
Net gains on sale of assets	(5)	(278)
Earnings on bank owned life insurance	(319)	(293)
Depreciation and other amortization	547	766
Stock option expense	4	34
Restricted stock expense	298	214
Net change in:
Accrued interest receivable and other assets	679	(2,923)
Accrued interest payable and other liabilities	1,077	279
Net cash provided by operating activities	7,244	2,092

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in restricted investments	(23)	21
Proceeds from maturities, calls, sales and principal payments of available for sale securities	5,761	4,870
Net change in loans	365	(5,953)
Proceeds from sale of premises and equipment	64	3,047
Purchase of bank premises and equipment	(207)	(259)
Net cash provided by investing activities	5,960	1,726

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand deposits, money market and savings accounts	(196)	20,612
Net change in certificates of deposit and other time deposits	(4,807)	(9,945)
Net change in Federal funds purchased	-	(236)
Cash dividends paid	(1,949)	(1,779)
Net cash (used in) provided by financing activities	(6,952)	8,652
NET INCREASE IN CASH AND CASH EQUIVALENTS	$6,252	$12,470

CASH AND CASH EQUIVALENTS:
Beginning of period	$70,614	$17,103
End of period	$76,866	$29,573

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$6,021	$6,852
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized (losses) gains on available for sale securities	$(1,616)	$4,457

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2026

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation: The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2025.

Nature of Operations: The accompanying unaudited consolidated financial statements include the accounts of the Company, and its subsidiary Virginia National Bank. The Bank offers a full range of banking and related financial services to meet the needs of individuals, businesses and charitable organizations, including the fiduciary services of VNB Trust and Estate Services, a division of the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation: The preparation of financial statements in conformity with GAAP and the reporting guidelines prescribed by regulatory authorities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

The Company's significant accounting policies followed in the preparation of unaudited consolidated financial statements are disclosed in Note 1 of the audited financial statements and notes for the year ended December 31, 2025 and are contained in the Company's 2025 Annual Report on Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2025.

Reclassifications: If needed, certain previously reported amounts have been reclassified to conform to current period presentation. The results of reclassifications are not considered material to shareholders' equity and net income.

Note 2. Recent Significant Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specified information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The FASB subsequently issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

In December 2025, the Financial Accounting Standards Board issued ASU 2025-12, “Codification Improvements.” The amendments in this ASU update the FASB Accounting Standards Codification for a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. The amendments in this ASU are effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted in both interim and annual periods in which financial statements have not yet been issued or made available for issuance. If an entity adopts the amendments in this ASU in an interim period, it must adopt them as of the beginning of the annual period that includes that interim period. An entity may elect to early adopt the amendments on an issue-by-issue basis. The Company does not expect the adoption of ASU 2025-12 to have a material impact on its consolidated financial statements.

Note 3. Securities

The amortized cost and fair values of available for sale securities as of March 31, 2026 and December 31, 2025 were as follows (dollars in thousands):

March 31, 2026		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agencies	$34,498	$-	$(3,553)	$30,945
Mortgage-backed/CMOs	136,606	4	(18,448)	118,162
Corporate bonds	7,888	33	-	7,921
Municipal bonds	101,868	2	(18,474)	83,396
Total	$280,860	$39	$(40,475)	$240,424

December 31, 2025		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agencies	$34,707	$-	$(3,444)	$31,263
Mortgage-backed/CMOs	141,731	11	(18,237)	123,505
Corporate bonds	7,868	32	(1)	7,899
Municipal bonds	102,506	19	(17,200)	85,325
Total	$286,812	$62	$(38,882)	$247,992

As of March 31, 2026, there were $229.3 million or 255 issues of individual securities, held in an unrealized loss position. These securities have an unrealized loss of $40.5 million and consist of 113 mortgage-backed/collateralized mortgage obligations, 123 municipal bonds and 19 agency bonds.

Accrued interest receivable on AFS securities as of March 31, 2026 and December 31, 2025 amounted to $1.1 million and $1.3 million, respectively. The Company has elected to exclude accrued interest receivable from the amortized cost basis.

The following tables summarize all securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, for which no allowance for credit losses was recorded, at March 31, 2026 or December 31, 2025 (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
March 31, 2026	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$-	$-	$30,908	$3,553	$30,908	$3,553
Mortgage-backed/CMOs	3,642	57	113,371	18,391	117,013	18,448
Municipal bonds	4,978	40	76,406	18,434	81,384	18,474
Total	$8,620	$97	$220,685	$40,378	$229,305	$40,475

	Less than 12 Months		12 Months or More		Total
December 31, 2025	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$-	$-	$31,220	$3,444	$31,220	$3,444
Mortgage-backed/CMOs	-	-	122,085	18,237	122,085	18,237
Corporate bonds	-	-	1,996	1	1,996	1
Municipal bonds	-	-	81,422	17,200	81,422	17,200
Total	$-	$-	$236,723	$38,882	$236,723	$38,882

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

Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality. In addition, issuers have continued to make timely payments of principal and interest. Accordingly, as of March 31, 2026, management believes the impairments detailed in the table above are temporary, and no credit loss has been realized in the Company’s consolidated statements of income. Additionally, management has the intent and ability to hold any security with an unrealized loss until maturity or until such time as the value of the security has recovered from its unrealized loss position.

Securities pledged as collateral to secure public deposits and to facilitate borrowing from the FRB had carrying values of $23.2 million and $23.3 million at March 31, 2026 and December 31, 2025, respectively.

There were no sales of AFS securities during the three months ended March 31, 2026 and 2025.

Restricted securities are securities with limited marketability and consist of stock in the FRB, the Federal Home Loan Bank of Atlanta, CBB Financial Corporation (the holding company for Community Bankers' Bank) and an investment in an SBA loan fund. These restricted securities, totaling $6.2 million as of March 31, 2026 and December 31, 2025, are carried at cost. The Company did not consider its investment in restricted stock to be impaired at March 31, 2026 or December 31, 2025 and no impairment has been recognized.

The amortized cost and fair value of AFS debt securities at March 31, 2026 are presented below based upon contractual maturities, by major investment categories (dollars in thousands). Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

	Amortized Cost	Fair Value
U.S. Government agencies
After one year to five years	$26,118	$23,855
After five years to ten years	8,380	7,090
	$34,498	$30,945
Mortgage-backed/CMOs
One year or less	$1,533	$1,513
After one year to five years	1,650	1,573
After five years to ten years	13,323	12,213
Ten years or more	120,100	102,863
	$136,606	$118,162
Corporate bonds
One year or less	$1,999	$2,000
After one year to five years	5,889	5,921
	$7,888	$7,921
Municipal bonds
After one year to five years	$8,510	$8,338
After five years to ten years	26,640	24,286
Ten years or more	66,718	50,772
	$101,868	$83,396

Total AFS Debt Securities	$280,860	$240,424

Note 4. Loans

The composition of the loan portfolio by major loan classifications at March 31, 2026 and December 31, 2025, stated at their face amount, net of deferred fees and costs and discounts, including fair value marks, appears below (dollars in thousands). The Company has elected to exclude accrued interest receivable, totaling $4.7 million and $4.8 million as of March 31, 2026 and December 31, 2025, respectively, from the amortized cost basis of loans.

	March 31,	December 31,
	2026	2025
Commercial loans	$262,941	$265,393
Real estate construction and land	29,873	35,000
1-4 family residential mortgages	294,158	297,589
Commercial mortgages	625,581	613,443
Consumer loans	25,116	26,152
Total loans	1,237,669	1,237,577
Less: Allowance for credit losses	(7,981)	(8,270)
Net loans	$1,229,688	$1,229,307

The balances in the table above include unamortized premiums and net deferred loan costs and fees. As of March 31, 2026 and December 31, 2025, unamortized premiums from purchases of loans (excluding loans acquired during the Merger) were $11.2 million, and $11.6 million, respectively, due primarily to purchases of government-guaranteed loans. Net deferred loan fees net of costs totaled $2.9 million as of March 31, 2026 and December 31, 2025.

Consumer loans include $45 thousand and $82 thousand of demand deposit overdrafts as of March 31, 2026 and December 31, 2025, respectively.

Loans acquired in business combinations are recorded in the consolidated balance sheets at fair value at the acquisition date under the acquisition method of accounting. The fair value mark as of the Effective Date was $23.1 million. The table above includes a remaining net fair value mark of $4.3 million as of March 31, 2026 on the Acquired Loans.

The following table shows the aging of the Company's loan portfolio, by class, at March 31, 2026 (dollars in thousands):

	30-59 Days	60-89 Days	90 Days or More Past Due and Still Accruing	Nonaccrual Loans	Current Loans	Total Loans

Commercial loans	$5,069	$-	$3,749	$-	$254,123	$262,941
Real estate construction and land	-	-	-	-	29,873	29,873
1-4 family residential mortgages	176	182	-	2,147	291,653	294,158
Commercial mortgages	428	108	-	-	625,045	625,581
Consumer loans	58	12	92	-	24,954	25,116
Total Loans	$5,731	$302	$3,841	$2,147	$1,225,648	$1,237,669

The following table shows the aging of the Company's loan portfolio, by class, at December 31, 2025 (dollars in thousands):

	30-59 Days	60-89 Days	90 Days or More Past Due and Still Accruing	Nonaccrual Loans	Current Loans	Total Loans

Commercial loans	$3,103	$2,882	$6,565	$-	$252,843	$265,393
Real estate construction and land	-	-	-	-	35,000	35,000
1-4 family residential mortgages	256	221	391	2,198	294,523	297,589
Commercial mortgages	113	-	-	-	613,330	613,443
Consumer loans	162	73	86	-	25,831	26,152
Total Loans	$3,634	$3,176	$7,042	$2,198	$1,221,527	$1,237,577

The following tables show the Company's amortized cost basis of loans on nonaccrual status as of March 31, 2026 and December 31, 2025 (dollars in thousands). All nonaccrual loans are evaluated for an ACL on an individual basis. As of March 31, 2026 and December 31, 2025, no nonaccrual loans required an ACL.

March 31, 2026
	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial loans	$-	$-	$-
Real estate construction and land	-	-	-
1-4 family residential mortgages	2,147	-	2,147
Commercial mortgages	-	-	-
Consumer loans	-	-	-
Total Nonaccrual Loans	$2,147	$-	$2,147

December 31, 2025
	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial loans	$-	$-	$-
Real estate construction and land	-	-	-
1-4 family residential mortgages	2,198	-	2,198
Commercial mortgages	-	-	-
Consumer loans	-	-	-
Total Nonaccrual Loans	$2,198	$-	$2,198

Troubled loan modifications

From time to time, the Company modifies loans to borrowers who are experiencing financial difficulties by providing term extensions, interest rate reductions or other-than-insignificant payment delays. As the effect of most modifications is already included in the ACL due to the measurement methodologies used in its estimate, the ACL is typically not adjusted upon modification. For the three months ended March 31, 2026 and 2025 there were no loans that were modified to borrowers who were experiencing financial difficulty.

The Company closely monitors the performance of all modified loans to understand the effectiveness of its modification efforts. Upon determination, if applicable, that all or a portion of a modified loan is uncollectible, that amount is charged against the ACL. During the quarters ended March 31, 2026 and December 31, 2025, no loans which had been previously modified were considered by management to be in default of the terms of their modification. There were no loans secured by 1-4 family properties in foreclosure as of March 31, 2026 or December 31, 2025.

Note 5. Allowance for Credit Losses

The ACL on the loan portfolio is a material estimate for the Company. The Company estimates an ACL on its loan portfolio on a quarterly basis and uses this analysis to assess the sufficiency of the ACL on loans and to determine the necessary provision for credit losses. The portfolio is segmented into categories based on common risk factors.

The following table shows the ACL activity by loan portfolio for the three months ended March 31, 2026 (dollars in thousands):

	Commercial Loans	Real Estate Construction and Land	1-4 Family Residential Mortgages	Commercial Mortgages	Consumer Loans	Total
Allowance for Credit Losses:
Balance as of December 31, 2025	$481	$930	$2,482	$3,840	$537	$8,270
Charge-offs	-	-	-	-	(93)	(93)
Recoveries	8	-	-	1	76	85
(Recovery of) provision for credit losses	(57)	(193)	(135)	120	(16)	(281)
Balance as of March 31, 2026	$432	$737	$2,347	$3,961	$504	$7,981

The following table shows the ACL activity by loan portfolio for the three months ended March 31, 2025 (dollars in thousands):

	Commercial Loans	Real Estate Construction and Land	1-4 Family Residential Mortgages	Commercial Mortgages	Consumer Loans	Total
Allowance for Credit Losses:
Balance as of December 31, 2024	$760	$737	$2,551	$3,533	$874	$8,455
Charge-offs	(6)	-	-	-	(64)	(70)
Recoveries	4	-	1	1	42	48
Provision for (recovery of) credit losses	(66)	(12)	(36)	39	(30)	(105)
Balance as of March 31, 2025	$692	$725	$2,516	$3,573	$822	$8,328

The following table presents a breakdown of the recovery of credit losses for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Recovery of credit losses
Recovery of loan losses	$(281)	$(105)
Recovery of unfunded commitments	(55)	(55)
Total	$(336)	$(160)

The following table presents the Company's amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to those loans as of the dates indicated (dollars in thousands):

	March 31, 2026		December 31, 2025
	Real Estate Secured Loans	Allowance For Credit Losses - Loans	Real Estate Secured Loans	Allowance For Credit Losses - Loans
1-4 family residential mortgages	$2,147	$-	$2,198	$-
Total	$2,147	$-	$2,198	$-

Credit Quality Indicators

The Company utilizes the following credit quality indicators:

Pass - Loans with the following risk ratings are pooled by class and considered together as “Pass”:

Excellent – minimal risk loans secured by cash or fully guaranteed by a U.S. government agency

Good – low risk loans secured by marketable collateral within margin

Satisfactory – modest risk loans where the borrower has strong and liquid financial statements and more than adequate cash flow

Average – average risk loans where the borrower has reasonable debt service capacity

Marginal – acceptable risk loans where the borrower has acceptable financial statements but is leveraged

Watch - These loans have an acceptable risk but require more attention than normal servicing.

Special Mention - These potential problem loans are currently protected but are potentially weak.

Substandard - These problem loans are inadequately protected by the sound worth and paying capacity of the borrower and/or the value of any collateral pledged. If such loans are not accruing interest, they would be evaluated on an individual basis.

Doubtful - Loans with this rating have significant deterioration in the sound worth and paying capacity of the borrower and/or the value of any collateral pledged, making collection or liquidation of the loan in full highly questionable. These loans would be considered impaired and evaluated on an individual basis.

The following table presents the Company's recorded investment in loans by credit quality indicators by year of origination as of March 31, 2026 (dollars in thousands). Current period gross write-off amounts represent write-offs for the three months ended March 31, 2026 (dollars in thousands):

	March 31, 2026
	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Loans Converted to Term	Total
Commercial loans
Pass	$11,053	$45,929	$82,439	$76,903	$9,708	$23,240	$12,879	$-	$262,151
Watch	-	-	-	-	13	-	-	-	13
Special Mention	-	54	-	-	-	-	-	-	54
Substandard	-	-	138	-	498	87	-	-	723
Total commercial	$11,053	$45,983	$82,577	$76,903	$10,219	$23,327	$12,879	$-	$262,941
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-
.
Real estate construction and land
Pass	$1,696	$8,833	$6,974	$1,951	$359	$2,556	$517	$-	$22,886
Watch	-	-	-	-	-	152	-	-	152
Special Mention	-	-	-	-	-	166	-	-	166
Substandard	-	-	-	-	6,215	454	-	-	6,669
Total real estate construction and land	$1,696	$8,833	$6,974	$1,951	$6,574	$3,328	$517	$-	$29,873
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-
.
1-4 family residential mortgages
Pass	$4,997	$11,673	$22,917	$16,310	$10,679	$192,545	$14,698	$20	$273,839
Watch	-	283	1,178	3,719	1,016	3,387	575	-	10,158
Special Mention	299	19	195	956	334	4,952	43	-	6,798
Substandard	-	-	106	-	57	3,200	-	-	3,363
Total 1-4 family residential mortgage	$5,296	$11,975	$24,396	$20,985	$12,086	$204,084	$15,316	$20	$294,158
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-
.
Commercial mortgages
Pass	$20,689	$57,299	$105,555	$98,310	$37,476	$266,679	$1,099	$-	$587,107
Watch	-	-	-	8,101	-	3,853	-	-	11,954
Special Mention	-	87	75	14,034	-	12,090	-	-	26,286
Substandard	-	-	-	-	-	234	-	-	234
Total commercial mortgages	$20,689	$57,386	$105,630	$120,445	$37,476	$282,856	$1,099	$-	$625,581
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass	$105	$585	$532	$1,071	$32	$12,747	$9,920	$-	$24,992
Watch	-	-	-	-	-	20	-	-	20
Special Mention	-	-	-	-	-	26	-	-	26
Substandard	-	-	-	1	-	72	5	-	78
Total consumer	$105	$585	$532	$1,072	$32	$12,865	$9,925	$-	$25,116
Current period gross write-off	$-	$-	$-	$-	$-	$93	$-	$-	$93

The following table presents the Company's recorded investment in loans by credit quality indicators by year of origination as of December 31, 2025 (dollars in thousands). Current period gross write-off amounts represent write-offs for the year ended December 31, 2025 (dollars in thousands):

	December 31, 2025
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

Note 6. Goodwill and Other Intangible Assets

The carrying amount of goodwill was $7.8 million at March 31, 2026 and December 31, 2025.

The Company had $2.4 million and $2.7 million of other intangible assets as of March 31, 2026 and December 31, 2025, respectively. Other intangible assets were recognized in connection with the core deposits acquired from the Merger. The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets (dollars in thousands):

	March 31, 2026		December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible	$9,660	$(7,225)	$9,660	$(6,978)

Amortization expense was $247 thousand and $295 thousand for the three months ended March 31, 2026 and 2025, respectively.

Estimated future amortization expense as of March 31, 2026 is as follows (dollars in thousands):

Core
Deposit
Intangible
For the nine months ending December 31, 2026	$671
For the year ending December 31, 2027	726
For the year ending December 31, 2028	535
For the year ending December 31, 2029	343
For the year ending December 31, 2030	152
Thereafter	8
Total	$2,435

Note 7. Net Income Per Share

The table below shows the weighted average number of shares used in computing net income per common share and the effect of the weighted average number of shares of potential dilutive common stock for the three months ended March 31, 2026 and 2025. Diluted net income per share is computed based on the weighted average number of shares of common stock equivalents outstanding, to the extent dilutive. The Company’s common stock equivalents relate to outstanding common stock options. The recipients of unvested restricted shares have full voting and dividend rights, and as such, unvested restricted stock is included in the calculation of basic and diluted net income per share (dollars in thousands except per share data).

	March 31, 2026			March 31, 2025
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic net income per share	$5,259	5,409,543	$0.97	$4,489	5,378,871	$0.83
Effect of dilutive stock options	-	33,894	-	-	24,065	-
Diluted net income per share	$5,259	5,443,437	$0.97	$4,489	5,402,936	$0.83

For the three months ended March 31, 2026 and 2025, there were 67,232 and 117,284 option shares, respectively, considered anti-dilutive and excluded from this calculation.

Note 8. Stock Incentive Plans

The 2022 Plan permits the Company to grant both incentive and nonqualified stock options, as well as restricted stock, unrestricted stock and other stock based awards. No new grants can be issued under the previous 2014 Plan as that plan has expired. Outstanding stock options expire ten years from the grant date. Both plans had outstanding options and restricted stock at March 31, 2026. Restricted stock and stock options from both plans vest by the fourth or fifth anniversary of the date of the grant.

For the 2022 Plan, the option price for any stock options cannot be less than the fair value of the Company’s stock on the grant date. In addition, 95% of the common stock authorized for issuance must have a vesting or exercise schedule of at least one year. For the 2014 Plan, the option price of incentive stock options could not be less than the fair value of the stock at the time an option was granted and nonqualified stock options could have been granted at prices established by the Board of Directors, including prices less than the fair value on the date of grant.

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

Stock Options

Changes in the stock options outstanding related to the Plans are summarized below (dollars in thousands except per share data):

	March 31, 2026
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2026	226,294	$33.17	$-
Issued	-	-	-
Exercised	(25,400)	26.47	-
Forfeited	(12,937)	34.35	-
Expired	-	-	-
Outstanding at March 31, 2026	187,957	$34.00	$1,023

Options exercisable at March 31, 2026	143,106	$34.52	$752

For the three months ended March 31, 2026 and 2025, the Company recognized $4 thousand and $34 thousand, respectively, in compensation expense for stock options. As of March 31, 2026, there was $249 thousand in unrecognized compensation expense remaining to be recognized in future reporting periods through 2030. The fair value of any stock option grant is estimated at the grant date using the Black-Scholes pricing model. There were no stock options granted during the three months ended March 31, 2026. During the three months ended March 31, 2025, there were stock options granted for 5,600 shares.

Summary information pertaining to options outstanding at March 31, 2026 is shown below.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$23.75 to $30.00	73,515	5.6 Years	$26.10	54,065	$25.46
$30.01 to $40.00	66,410	6.1 Years	36.51	41,010	36.96
$40.01 to $42.62	48,032	2.1 Years	42.62	48,031	42.62
Total	187,957	4.9 Years	$34.00	143,106	$34.52

Stock Grants

Restricted stock grants – During the three months ended March 31, 2026 and 2025, under the 2022 Plan, 20,900 and 21,068 restricted shares, respectively, were granted to employees and non-employee directors, vesting over a four-year period. For the three months ended March 31, 2026 and 2025, $298 thousand and $214 thousand, respectively, were expensed as a result of restricted stock grants. As of March 31, 2026, there was $2.0 million in unrecognized compensation expense for all restricted stock grants remaining to be recognized in future reporting periods through 2030.

Changes in the restricted stock grants outstanding during the three months ended March 31, 2026 are summarized below (dollars in thousands except per share data):

	March 31, 2026
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested as of January 1, 2026	62,468	$33.30	$2,489
Issued	20,900	40.85	798
Vested	(17,921)	(33.55)	(787)
Forfeited	-	-	-
Nonvested at March 31, 2026	65,447	$35.64	$2,500

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the balances measured at fair value on a recurring basis at the dates indicated (dollars in thousands):

		Fair Value Measurements at March 31, 2026 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$30,945	$-	$30,945	$-
Mortgage-backed/CMOs	118,162	-	118,162	-
Corporate bonds	7,921	-	7,921	-
Municipal bonds	83,396	-	83,396	-
Total securities AFS	$240,424	$-	$240,424	$-

		Fair Value Measurements at December 31, 2025 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$31,263	$-	$31,263	$-
Mortgage-backed/CMOs	123,505	-	123,505	-
Corporate bonds	7,899	-	7,899	-
Municipal bonds	85,325	-	85,325	-
Total securities AFS	$247,992	$-	$247,992	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write downs of individual assets. There were no assets measured at fair value on a nonrecurring basis as of March 31, 2026 and December 31, 2025.

ASC 825, “Financial Instruments,” requires disclosures about fair value of financial instruments for interim periods and excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The Company uses the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis. The carrying values and estimated fair values of the Company's financial instruments at the dates indicated are as follows (dollars in thousands):

		Fair Value Measurements at March 31, 2026 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$76,866	$76,866	$-	$-	$76,866
Available for sale securities	240,424	-	240,424	-	240,424
Restricted securities	6,195	-	6,195	-	6,195
Loans, net	1,229,688	-	-	1,205,187	1,205,187
Bank owned life insurance	41,621	-	41,621	-	41,621
Accrued interest receivable	5,870	-	1,169	4,701	5,870

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$1,140,236	$-	$1,140,236	$-	$1,140,236
Certificates of deposit	286,492	-	286,354	-	286,354
Borrowings	20,000	-	20,052	-	20,052
Junior subordinated debt, net	3,566	-	3,566	-	3,566
Accrued interest payable	1,381	-	1,381	-	1,381

		Fair Value Measurements at December 31, 2025 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$70,614	$70,614	$-	$-	$70,614
Available for sale securities	247,992	-	247,992	-	247,992
Restricted securities	6,172	-	6,172	-	6,172
Loans, net	1,229,307	-	-	1,202,216	1,202,216
Bank owned life insurance	41,302	-	41,302	-	41,302
Accrued interest receivable	6,213	-	1,371	4,842	6,213

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$1,140,432	$-	$1,140,432	$-	$1,140,432
Certificates of deposit	291,299	-	291,499	-	291,499
Borrowings	20,000	-	19,954	-	19,954
Junior subordinated debt, net	3,554	-	3,554	-	3,554
Accrued interest payable	1,431	-	1,431	-	1,431

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

Note 10. Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in each component of accumulated other comprehensive income (loss) during the three months ended March 31, 2026 and 2025 (dollars in thousands).

AFS Securities
Accumulated other comprehensive loss at December 31, 2025	$(30,668)

Other comprehensive loss arising during the period	(1,616)
Related income tax effects	340
(1,276)

Accumulated other comprehensive loss at March 31, 2026	$(31,944)

AFS Securities
Accumulated other comprehensive loss at December 31, 2024	$(41,862)

Other comprehensive income arising during the period	4,457
Related income tax effects	(936)
3,521

Accumulated other comprehensive loss at March 31, 2025	$(38,341)

Note 11. Segment Reporting

For the financial periods noted in this report, the Company has two reportable segments. Each reportable segment is a strategic business unit that offers different products and services. They are managed separately, because each segment appeals to different markets and, accordingly, require different technology and marketing strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies provided earlier in this report.

The two reportable segments are:

•
Bank - The commercial banking segment involves making loans and generating deposits from individuals, businesses and charitable organizations. Loan fee income, service charges from deposit accounts, and other noninterest related fees, such as fees for debit cards and ATM usage and fees for treasury management services, generate additional income for the Bank segment.
•
VNB Trust & Estate Services - VNB Trust & Estate Services offers corporate trustee services, trust and estate administration, IRA administration and custody services. Revenue for this segment is generated from administration, service and custody fees, as well as management fees that are derived from Assets Under Management. Investment management services currently are offered through in-house and third-party managers.

Segment information for the three months ended March 31, 2026 and 2025 is shown in the following tables (dollars in thousands). Note that asset information is not reported below, as the assets of VNB Trust & Estate Services are reported at the Bank level; also, assets specifically allocated to the lines of business other than the Bank are insignificant and are no longer provided to the chief operating decision maker.

Three months ended March 31, 2026	Bank	VNB Trust & Estate Services	Consolidated
Net interest income	$12,906	$-	$12,906
Recovery of credit losses	(336)	-	(336)
Net interest income after recovery of credit losses	$13,242	$-	$13,242

Noninterest income:
Wealth management fees	$-	$220	$220
Deposit account fees	366	-	366
Debit/credit card and ATM fees	251	-	251
Bank owned life insurance income	319	-	319
Gains on sale of assets, net	5	-	5
Other	328	-	328
Total noninterest income	$1,269	$220	$1,489

Noninterest expense:
Salaries and employee benefits	$3,810	$189	$3,999
Net occupancy	753	26	779
Equipment	186	-	186
Bank franchise tax	468	-	468
Computer software	214	-	214
Data processing	537	13	550
FDIC deposit insurance assessment	175	-	175
Marketing, advertising and promotion	266	1	267
Professional fees	303	45	348
Core deposit intangible amortization	247	-	247
Other	933	33	966
Total noninterest expense	$7,892	$307	$8,199

Income before income taxes	$6,619	$(87)	$6,532
Provision for (benefit of) income taxes	1,299	(26)	1,273
Net income (loss)	$5,320	$(61)	$5,259

Three months ended March 31, 2025	Bank	VNB Trust & Estate Services	Consolidated
Net interest income	$12,294	$-	$12,294
Recovery of credit losses	(160)	-	(160)
Net interest income after recovery of credit losses	$12,454	$-	12,454

Noninterest income:
Wealth management fees	$-	$229	229
Deposit account fees	307	-	307
Debit/credit card and ATM fees	370	-	370
Bank owned life insurance income	293	-	293
Gains on sale of assets, net	278	-	278
Other	283	-	283
Total noninterest income	$1,531	$229	$1,760

Noninterest expense:
Salaries and employee benefits	$3,697	$239	3,936
Net occupancy	984	32	1,016
Equipment	182	4	186
Bank franchise tax	339	-	339
Computer software	256	-	256
Data processing	696	39	735
FDIC deposit insurance assessment	145	-	145
Marketing, advertising and promotion	254	-	254
Professional fees	222	34	256
Core deposit intangible amortization	295	-	295
Other	1,398	8	1,406
Total noninterest expense	$8,468	$356	$8,824

Income before income taxes	$5,517	$(127)	$5,390
Provision for (benefit of) income taxes	927	(26)	901
Net income (loss)	$4,590	$(101)	$4,489

Note 12. Subsequent Event

On May 4, 2026, the Company announced that, effective May 1, 2026, the Company’s indirect, wholly owned subsidiary FBS completed the sale of FBS’s interest in Bearing Insurance Group, LLC, a full service insurance agency. The Company expects to realize a pre-tax gain on the sale of approximately $4.7 million, which will be reflected in the Company’s operating results for the second quarter of 2026.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements, and notes thereto, of Virginia National Bankshares Corporation included in this report and the audited consolidated financial statements, and notes thereto, of the Company included in the Company’s Form 10-K for the year ended December 31, 2025. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results for the year ending December 31, 2026 or any future period.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT COULD AFFECT FUTURE RESULTS

Certain statements in this report may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to, statements concerning future results of operations or financial position, borrowing capacity and future liquidity, future investment results, future credit exposure, future loan losses, plans and objectives for future operations, changes in laws and regulations applicable to the Company and its subsidiaries, adequacy of funding sources, actuarial expected benefit payments, valuation of foreclosed assets, regulatory requirements, economic environment and other statements contained herein regarding matters that are not historical facts. Such statements are often characterized by use of qualified words such as “expect,” “believe,” “estimate,” “project,” “anticipate,” “intend,” “will,” “should,” or words of similar meaning or their derivatives, or other statements concerning the opinions or judgment of the Company and its management about future events. These statements are not historical facts but instead are subject to numerous assumptions, risks and uncertainties, and represent only management’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside management’s control. Although the Company believes that management’s expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of the Company’s business and operations, there can be no assurance that actual future results, performance, or achievements of, or trends affecting, the Company will not differ materially from any projected future results, performance, achievements or trends expressed in or implied by such forward-looking statements. Any forward-looking statements made by the Company speak only as of the date on which such statements are made, and the Company does not undertake to update any forward-looking statements to reflect changes or events that may occur after the date of this report. The Company’s actual results and financial position may differ materially from the anticipated results and financial condition indicated in or implied by these forward-looking statements.

Factors that could cause the Company's actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following: inflation, interest rates, market and monetary fluctuations; liquidity and capital requirements; market disruptions including trade restrictions, tariffs, pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crisis, political crises, war and other military conflicts or other major events, the governmental and societal responses thereto, or the prospect of these events; changes, particularly declines, in general economic and market conditions in the local economies in which the Company operates, including the effects of declines in real estate values; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve; the impact of changes in laws, regulations and guidance related to financial services, including, but not limited to, taxes, banking, securities and insurance; changes in accounting principles, standards, policies and guidelines; the financial condition of the Company’s borrowers; the Company's ability to attract, hire, train and retain qualified employees; an increase in unemployment levels; competitive pressures on loan and deposit pricing and demand; fluctuation in asset quality; assumptions that underlie the Company’s ACL; the value of securities held in the Company's investment portfolio; performance of assets under management; cybersecurity threats or attacks and the development and maintenance of reliable electronic systems; changes in technology and their impact on the marketing of new products and services and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services; the risks and uncertainties described from time-to-time in the Company’s press releases and filings with the SEC; and the Company’s performance in managing the risks involved in any of the foregoing.

Additional risk factors and uncertainties are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and in other reports filed from time to time by the Company with the Securities and Exchange Commission. All risk factors and uncertainties described herein and therein should be considered in evaluating any forward-looking statements. The forward-looking statements are expressly qualified by this cautionary statement, and undue reliance should not be placed on such forward-looking statements.

OVERVIEW

Our primary financial goal is to maximize the Company’s earnings to increase long-term shareholder value. We monitor four key financial performance measures to determine our success in realizing this goal: 1) return on average assets, 2) return on average equity, 3) net income per share, and 4) tangible book value per share (a non-GAAP financial measure).

•
ROAA for the three months ended March 31, 2026 of 1.30% increased 18 bps when compared to the ROAA of 1.12% for the three months ended March 31, 2025, as net income was higher in the current period as compared to the same period in the prior year.
•
ROAE for the three months ended March 31, 2026 was 11.34% compared to 11.05% realized in same period in the prior year.
•
Net income per diluted share was $0.97 for the three months ended March 31, 2026, compared to $0.83 for the same period in the prior year. The period over period increases were due to the rise in net income, as described below.
•
Tangible book value per share (non-GAAP) increased to $32.51 as of March 31, 2026, compared to $28.84 as of March 31, 2025. The increase is the result of total equity increasing period over period, coupled with the offsetting impact of intangible assets declining over the same period.

Refer to the Results of Operations, Non-GAAP Presentation section, later in this Management’s Discussion and Analysis for more discussion on financial performance measures determined other than in accordance with GAAP.

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

For additional information regarding critical accounting policies, refer to the Application of Critical Accounting Policies and Critical Accounting Estimates section under Item 8 in the Company’s 2025 Form 10-K.

FINANCIAL CONDITION

Total assets

The total assets of the Company as of March 31, 2026 were $1.6 billion. This is a $1.6 million, or 0.1%, decrease from total assets reported at December 31, 2025.

Securities

The Company’s investment securities portfolio as of March 31, 2026 totaled $246.6 million, a decrease of $7.5 million compared with the $254.2 million reported at December 31, 2025. The decrease from year-end was the result of maturities and normal cash flow. Paydowns within the securities portfolio are being held in overnight investments to fund loan growth as demands arise. At March 31, 2026 and December 31, 2025, the investment securities holdings represented 15.0% and 15.4% of the Company’s total assets, respectively.

The Company’s investment securities portfolio included restricted securities totaling $6.2 million as of March 31, 2026 and December 31, 2025. These securities represent stock in the FRB, the FHLB, CBB Financial Corporation (the holding company for Community Bankers' Bank), and an investment in an SBA loan fund. The level of FRB and FHLB stock that the Company is required to hold is determined in accordance with membership guidelines provided by the Federal Reserve and the FHLB, respectively. Stock ownership in CBB Financial Corporation provides the Company with several benefits that are not available to non-shareholder correspondent banks. None of these restricted securities are traded on the open market and can only be redeemed by the respective issuer.

At March 31, 2026, the unrestricted securities portfolio totaled $240.4 million. The following table summarizes the Company's AFS securities by type as of March 31, 2026, and December 31, 2025 (dollars in thousands):

	March 31, 2026		December 31, 2025
		% of		% of
	Balance	Total	Balance	Total
U.S. Government agencies	$30,945	12.9%	$31,263	12.6%
Mortgage-backed/CMOs	118,162	49.1%	123,505	49.8%
Corporate bonds	7,921	3.3%	7,899	3.2%
Municipal bonds	83,396	34.7%	85,325	34.4%
Total AFS securities	$240,424	100.0%	$247,992	100.0%

The unrestricted securities are held primarily for earnings, liquidity, and asset/liability management purposes and are reviewed quarterly for possible impairments indicating credit losses. During this review, management analyzes the length of time the fair value has been below cost, the expectation for each security’s performance, the creditworthiness of the issuer, and the Company’s intent and ability to hold the security to recovery or maturity. These factors are analyzed for each individual security.

Loan portfolio

A management objective is to grow loan balances while maintaining the asset quality of the loan portfolio. The Company seeks to achieve this objective by maintaining rigorous underwriting standards coupled with regular evaluation of the creditworthiness of, and the designation of lending limits for, each borrowing relationship. The portfolio strategies include seeking industry, loan size, and loan type diversification to minimize credit exposure and originating loans in markets with which the Company is familiar. The Company's geographical trade area includes localities in Virginia, Maryland and the District of Columbia and West Virginia.

Total loans were $1.2 billion as of March 31, 2026 and December 31, 2025. Loans as a percentage of total assets at March 31, 2026 were 75.1%, compared to 75.0% as of December 31, 2025.

The following table summarizes the Company's loan portfolio by type of loan as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026		December 31, 2025
	Balance	% of Total	Balance	% of Total
Commercial loans	$262,941	21.2%	$265,393	21.4%
Real estate mortgage:
Construction and land	29,873	2.4%	35,000	2.8%
1-4 family residential mortgages	294,158	23.9%	297,589	24.1%
Commercial mortgages	625,581	50.5%	613,443	49.6%
Total real estate mortgage	$949,612	76.8%	$946,032	76.5%
Consumer loans	25,116	2.0%	26,152	2.1%
Total loans	$1,237,669	100.0%	$1,237,577	100.0%

Despite strong loan originations in the first quarter of 2026, loan balances remained flat when compared to December 31, 2025. During the first three months of 2026, the Company funded $39.0 million in loans, which was comprised of $28.0 million in organic loan production and $11.0 million of purchased government guaranteed loans. Paydowns and normal amortization offset the loans funded during the first quarter.

The following table details the Company's levels of non-owner occupied commercial real estate as of March 31, 2026, along with the average loan size and percentage of risk ratings for each category (dollars in thousands):

Loan Type	Balance	# of Loans	% of Total CRE	Average Loan Size	Special Mention	Sub- standard	Nonaccrual
Hotels	$47,026	7	14.07%	$6,718	0.00%	0.00%	0.00%
Office Building	74,035	86	22.16%	$861	3.64%	0.00%	0.00%
Warehouses/Industrial	65,599	31	19.63%	$2,116	0.81%	0.00%	0.00%
Retail	127,008	69	38.02%	$1,841	12.74%	0.00%	0.00%
Day Cares / Schools	11,507	8	3.44%	$1,438	0.00%	0.00%	0.00%
All Other Commercial Buildings	8,952	11	2.68%	$814	0.00%	0.00%	0.00%
Total Non-Owner Occupied CRE	$334,127

The following table details the Company's levels of non-owner occupied commercial real estate as of December 31, 2025, along with the average loan size and percentage of risk ratings for each category (dollars in thousands):

Loan Type	Balance	# of Loans	% of Total CRE	Average Loan Size	Special Mention	Sub- standard	Nonaccrual
Hotels	$42,870	8	12.85%	$5,359	0.00%	0.00%	0.00%
Office Building	77,908	81	23.35%	$962	0.00%	0.00%	0.00%
Warehouses/Industrial	63,622	29	19.07%	$2,194	0.87%	0.00%	0.00%
Retail	128,548	65	38.52%	$1,978	3.04%	0.00%	0.00%
Day Cares / Schools	11,655	9	3.49%	$1,295	0.00%	0.00%	0.00%
All Other Commercial Buildings	9,091	11	2.72%	$826	0.00%	0.00%	0.00%
Total Non-Owner Occupied CRE	$333,694

Loan quality

The Company continues to experience extremely low levels of NPAs, as a result of strict underwriting standards and practices. However, the economic environment in the Company's lending footprint could be impacted, which could increase NPAs in future periods.

Nonaccruals - Nonaccrual loans, comprised of fourteen loans to twelve borrowers, totaled $2.1 million at March 31, 2026, compared to $2.2 million reported at December 31, 2025.

Past Due Loans - The Company had loans in its portfolio totaling $3.8 million, and $7.0 million as of March 31, 2026, and December 31, 2025, respectively, that were 90 or more days past due and still accruing interest as the Company deemed them to be collectible. The past due balance as of March 31, 2026 is comprised of four loans totaling $3.7 million which are 100% government-guaranteed, and seven student loans totaling $92 thousand.

Troubled Loan Modifications - No loans were modified during the three months ended March 31, 2026 or 2025.

Management identifies potential problem loans through its periodic loan review process and considers potential problem loans as those loans classified as special mention, substandard, or doubtful.

Allowance for Credit Losses

The relationship of the ACL to total loans and nonaccrual loans appears below (dollars in thousands):

	March 31, 2026	December 31, 2025
Total loans	$1,237,669	$1,237,577
Nonaccrual loans	$2,147	$2,198
Allowance for credit losses	$7,981	$8,270
Nonaccrual loans to total loans	0.17%	0.18%
ACL to total loans	0.64%	0.67%
ACL to nonaccrual loans	371.73%	376.25%

The ACL on loans as a percentage of loans was 0.64% as of March 31, 2026 and 0.67% as of December 31, 2025, and the fair value mark that was allocated to the acquired loans was $4.3 million as of March 31, 2026.

Recoveries of credit losses totaling $281 thousand and $105 thousand were recorded in the three months ended March 31, 2026 and 2025, respectively. The following is a summary of the changes (dollars in thousands):

	2026	2025
Allowance for credit losses, December 31 of prior year	$8,270	$8,455
Charge-offs	(93)	(70)
Recoveries	85	48
Recovery of credit losses	(281)	(105)
Allowance for credit losses, March 31	$7,981	$8,328

For additional insight into management’s approach and methodology in estimating the ACL, please refer to the earlier discussion of “Allowance for Credit Losses” in Note 5 of the Notes to Consolidated Financial Statements.

Management has elected to perform an individual evaluation on all loans in nonaccrual status. As of March 31, 2026 and 2025, after reviewing each loan no specific reserve was deemed necessary.

The primary driver in the $281 thousand provision release from December 31, 2025 to March 31, 2026 was the migration of loans to pools requiring lower reserve rates such as the conversion of constructions loans to permanent loan pools. Improvement in the economic forecast in the first quarter of 2026 resulted in reductions to the loss factors associated with the organic loan portfolio. These changes led to the reduction in the ACL on loans as a percentage of loans of 3 bps from 0.67% to 0.64% in the first quarter of 2026 from December 31, 2025. The provision for unfunded commitments decreased by $55 thousand from December 31, 2025 to March 31, 2026 due to a decline in unfunded commitments.

The balance in government-guaranteed loans, which do not require an ACL, decreased $741 thousand from December 31, 2025 to March 31, 2026, from $227.5 million to $226.8 million.

Management reviews the ACL on a quarterly basis to ensure it is adequate based upon the calculated probable losses inherent in the portfolio. Management believes the ACL was adequately provided for as of March 31, 2026 and acknowledges that the ACL may increase throughout the year as loan growth and economic conditions may change in the foreseeable future.

Premises and equipment

The Company’s premises and equipment, net of depreciation, totaled $11.7 million as of March 31, 2026 and December 31, 2025. Depreciation expense is computed by the straight-line method based on the estimated useful lives of assets. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, assets and related accumulated depreciation are removed from the books, and any resulting gain or loss is charged to income.

As of March 31, 2026, the Company occupied thirteen banking facilities throughout Albemarle, Fauquier and Prince William counties and the cities of Charlottesville, Richmond, Manassas and Winchester, Virginia. The Company operates a drive-through location, at 301 East Water Street, Charlottesville, Virginia, which is included in the thirteen.

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

Leases

As of March 31, 2026, the Company has recorded $5.9 million of right-of-use assets and $5.8 million of lease liabilities. As of December 31, 2025, $6.3 million of right-of-use assets and $6.2 million of lease liabilities were included on the balance sheet. Right-of-use assets are assets that represent the Company’s right to use, or control the use of, a specified asset for the lease term, offset by the lease liability, which is the Company’s obligation to make lease payments arising from a lease, measured on a discounted basis. During the second quarter of 2025, the Company extended the ground lease associated with the Pantops headquarters for an additional five-year period.

Deposits

Deposit accounts represent the Company’s primary source of funds and are comprised of demand deposits, interest-bearing checking, money market, and savings accounts as well as time deposits. These deposits have been provided predominantly by individuals, businesses and charitable organizations in the Commonwealth of Virginia.

Total deposits as of March 31, 2026 were $1.4 billion, a decrease of $5.0 million, or 0.3%, compared to December 31, 2025 (dollars in thousands).

	March 31, 2026		December 31, 2025
		% of		% of
	Balance	Total	Balance	Total
No cost and low cost deposits:
Noninterest demand deposits	$355,475	24.9%	$362,322	25.3%
Interest checking accounts	279,470	19.6%	308,295	21.5%
Money market and savings deposit accounts	505,291	35.4%	469,815	32.9%

Total noninterest and low cost deposit accounts	$1,140,236	79.9%	$1,140,432	79.7%

Time deposit accounts:
Certificates of deposit	277,567	19.5%	285,472	19.9%
CDARS deposits	8,925	0.6%	5,827	0.4%
Total certificates of deposit and other time deposits	$286,492	20.1%	$291,299	20.3%

Total deposit account balances	$1,426,728	100.0%	$1,431,731	100.0%

Noninterest-bearing demand deposits on March 31, 2026 were $355.5 million, representing 24.9% of total deposits. Interest-bearing transaction, money market, and savings accounts totaled $784.8 million, and represented 55.0% of total deposits at March 31, 2026. Collectively, noninterest-bearing and interest-bearing transaction, money market and savings accounts represented 79.9% of total deposit accounts at March 31, 2026. These account types are an excellent source of low-cost funding for the Company.

The Company also offers insured cash sweep deposit products. ICS® deposit balances of $34.3 million and $153.0 million are included in the interest checking accounts and in the money market and savings deposit accounts balances, respectively, in the table above, as of March 31, 2026. As of December 31, 2025, ICS® deposit balances of $60.8 million and $139.6 million are included in the interest checking accounts and in the money market and savings deposit account balances, respectively. All ICS® accounts consist of reciprocal balances for the Company’s customers. The Company currently holds no brokered or specialty certificates of deposit.

The remaining 20.1% of total deposits consisted of certificates of deposit and other time deposit accounts totaling $286.5 million at March 31, 2026, decreasing from $291.3 million as of December 31, 2025. Included in these deposit totals are CDARSTM, whereby depositors can obtain FDIC deposit insurance on account balances of up to $50 million. CDARSTM deposits totaled $8.9 million as of March 31, 2026 and $5.8 million as of December 31, 2025, all of which were reciprocal balances for the Company’s customers.

As of March 31, 2026 and December 31, 2025, the estimated amounts of uninsured deposits were $378.4 million, or 26.5% of total deposits and $392.0 million, or 27.4% of total deposits, respectively.

Borrowings

Borrowings, consisting primarily of FHLB advances, are additional sources of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company's ability to earn a favorable spread on the funds obtained.

As of March 31, 2026, based on the FHLB’s evaluation, the Company has an available credit position of $494.0 million, for which access can be negotiated based on multiple factors. The Company currently has a collateral dependent line of credit with the FHLB for $125.1 million, secured by commercial mortgages, with borrowings of $20.0 million as of March 31, 2026 and December 31, 2025.

Additional borrowing arrangements maintained by the Company include formal unsecured federal funds lines with five major regional correspondent banks for a total of $120.0 million and a secured line with the Federal Reserve discount window in the amount of $3.3 million, based on the market value of the collateral.

Junior Subordinated Debt

In 2006, a subsidiary of Fauquier, Fauquier Statutory Trust II, privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of the Fauquier’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. As of March 31, 2026 and December 31, 2025, total capital securities were $3.6 million, as adjusted to fair value as of the date of the Merger. The rate is a spread adjustment of 0.03% plus a margin of 1.70% above the three-month CME Term SOFR.

The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

Shareholders' equity and regulatory capital ratios

The following table displays the changes in shareholders' equity for the Company from December 31, 2025 to March 31, 2026 (dollars in thousands):

Equity, December 31, 2025	$184,161
Net income	5,259
Other comprehensive loss	(1,276)
Cash dividends declared	(1,949)
Equity increase due to expensing of stock options	4
Equity increase due to expensing of restricted stock	298
Equity, March 31, 2026	$186,497

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

The Company’s Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios were 20.00%, 20.00%, 20.80%, and 12.70% respectively, as of March 31, 2026, thus exceeding the minimum requirements. The Bank’s Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios were 19.73%, 19.73%, 20.53%, and 12.52%, respectively, as of March 31, 2026, also exceeding the minimum requirements.

As of March 31, 2026, the Bank exceeded all of the following minimum capital ratios in order to be considered “well capitalized” under the PCA regulations, as revised: (i) a common equity Tier 1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%.

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

In 2025, the Federal Reserve reduced rates three times with each rate reduction being 25 bps, and the final reduction occurring in December. There were no rate changes in the first quarter of 2026. Core inflation is expected to return to target by 2028, but with projections in the second half of 2026 and 2027 moving higher. There have been no developments that would be expected to cause significant increases in unemployment. Outgoing Federal Reserve Chairman Powell has highlighted that supply shocks - including the Iran war and energy price hikes - have made it difficult to balance the Federal Reserve's mandate.

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

A reconcilement of the non-GAAP financial measures used by the Company to evaluate and measure the Company's performance to the most directly comparable GAAP financial measures is presented below (dollars in thousands, except per share data):

Reconcilement of Non-GAAP Measures
	As of or for the Three Months Ended
	March 31, 2026	March 31, 2025
Fully tax-equivalent measures
Net interest income (GAAP)	$12,906	$12,295
Fully tax-equivalent adjustment	85	85
Net interest income (FTE) (non-GAAP)	$12,991	$12,380

Efficiency ratio (GAAP)	57.0%	62.8%
Fully tax-equivalent adjustment	-0.4%	-0.4%
Efficiency ratio (FTE) (non-GAAP)	56.6%	62.4%

Net interest margin (GAAP)	3.38%	3.26%
Fully tax-equivalent adjustment	0.02%	0.02%
Net interest margin (FTE) (non-GAAP)	3.40%	3.28%

Other financial measures
Book value per share (GAAP)	$34.39	$30.93
Impact of intangible assets	(1.88)	(2.09)
Tangible book value per share (non-GAAP)	$32.51	$28.84

Total equity (GAAP)	$186,497	$166,781
Impact of intangible assets	(10,203)	(11,265)
Tangible equity (non-GAAP)	$176,294	$155,516

Net income

Net income for the three months ended March 31, 2026 was $5.3 million, a $770.0 thousand increase compared to $4.5 million reported for the three months ended March 31, 2025. Net income per diluted share was $0.97 for the three months ended March 31, 2026 compared to $0.83 per diluted share for the same period in the prior year.

The increase in net income in 2026 is primarily the result of continued decreases in the cost of funds, along with decreases in noninterest expense, particularly in net occupancy, data processing and other expenses.

Net interest income

Net interest margin (FTE) is the ratio of net interest income (FTE) to average earning assets for the period. The level of interest rates, together with the volume and mix of earning assets and interest-bearing liabilities, impact net interest income (FTE) and net interest margin (FTE).

Quarterly overview - Net interest income (FTE) for the three months ended March 31, 2026 was $13.0 million, a $611 thousand increase compared to net interest income (FTE) of $12.4 million for the three months ended March 31, 2025. The net interest margin (FTE) of 3.40% for the three months ended March 31, 2026 was 12 bps higher than the 3.28% realized during the three months ended March 31, 2025. Interest expense decreased by $741 thousand, positively impacting net interest income (FTE) and net interest margin (FTE), compared to the same period in the prior year. Overall, the cost of interest-bearing deposits decreased 20 bps period over period, from 2.38% to 2.18%. A $14.9 million decrease in average balances of time deposit products contributed to the reduced interest expense during the three months ended March 31, 2026 compared to 2025. Average loan balances of $1.2 billion for the three months ended March 31, 2025 were flat compared to average loan balances for the three months ended March 31, 2026. Earning assets were negatively impacted by the decrease in the average balances of securities, decreasing from $271.5 million in the three months ended March 31, 2025 to $253.6 million in the three months ended March 31, 2026; however, an increase of $37.8 million in Federal funds during the same periods helped to offset the decreased securities balances. The primary contributor to the margin improvement was the decreased funding costs with a $525 thousand expense reduction due to the control of interest rates paid with a $741 thousand decrease in the costs of interest bearing liabilities as a whole.

Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP net interest margin to non-GAAP net interest margin (FTE).

The following tables detail the average balance sheet, including an analysis of net interest income (FTE) for earning assets and interest-bearing liabilities. These tables also include rate/volume analyses for these same periods (dollars in thousands).

Consolidated Average Balance Sheet and Analysis of Net Interest Income

	For the Three Months Ended
	March 31, 2026			March 31, 2025			Change in Interest Income/ Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to : [4]		Total
	Balance	Income/	Yield/	Balance	Income/	Yield/	Volume	Rate	Increase/
		Expense	Cost [5]		Expense	Cost [5]			(Decrease)
ASSETS
Interest Earning Assets:
Securities:
Taxable Securities	$189,171	$1,155	2.44%	$205,705	$1,424	2.77%	$(109)	$(160)	$(269)
Tax Exempt Securities [1]	64,476	445	2.76%	65,780	409	2.49%	(8)	44	36
Total Securities [1]	253,647	1,600	2.52%	271,485	1,833	2.70%	(117)	(116)	(233)
Loans, net of deferred fees and costs	1,233,478	16,833	5.53%	1,233,520	17,033	5.60%	(1)	(199)	(200)
Federal funds sold	54,666	494	3.66%	16,876	184	4.42%	347	(37)	310
Other interest-bearing deposits	8,239	35	1.72%	7,694	42	2.21%	3	(10)	(7)
Total Earning Assets	1,550,030	18,962	4.96%	1,529,575	19,092	5.06%	232	(362)	(130)
Less: Allowance for Credit Losses	(8,276)			(8,494)
Total Non-Earning Assets	99,865			108,278
Total Assets	$1,641,619			$1,629,359

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$284,630	$71	0.10%	$274,777	$69	0.10%	$5	$(3)	$2
Money Market and Savings Deposits	487,740	3,053	2.54%	464,405	3,003	2.62%	292	(242)	50
Time Deposits	291,446	2,585	3.60%	306,331	3,054	4.04%	(247)	(222)	(469)
Total Interest-Bearing Deposits	1,063,816	5,709	2.18%	1,045,513	6,126	2.38%	50	(467)	(417)
Federal funds purchased	-	-	0.00%	558	7	5.09%	(7)	-	(7)
Borrowings	20,000	192	3.89%	42,765	509	4.83%	(259)	(58)	(317)
Junior subordinated debt	3,558	70	7.98%	3,511	70	8.09%	1	(1)	-
Total Interest-Bearing Liabilities	1,087,374	5,971	2.23%	1,092,347	6,712	2.49%	(215)	(526)	(741)
Noninterest-Bearing Liabilities:
Demand deposits	355,209			362,354
Other liabilities	10,949			9,872
Total Liabilities	1,453,532			1,464,573
Shareholders' Equity	188,087			164,786
Total Liabilities & Shareholders' Equity	$1,641,619			$1,629,359
Net Interest Income (FTE)		$12,991			$12,380		$447	$164	$611
Interest Rate Spread [2]			2.73%			2.57%
Cost of Funds			1.68%			1.87%
Interest Expense as a Percentage of Average Earning Assets			1.56%			1.78%
Net Interest Margin (FTE) [3]			3.40%			3.28%

(1)
Tax-exempt income for investment securities has been adjusted to a fully tax-equivalent basis (FTE), using a Federal income tax rate of 21%. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP Presentations earlier in this section.
(2)
Interest spread is the average yield earned on earning assets less the average rate paid on interest-bearing liabilities.
(3)
Net interest margin (FTE) is net interest income expressed as a percentage of average earning assets (a non-GAAP financial measure).
(4)
The impact on the net interest income (FTE) resulting from changes in average balances and average rates is shown for the period indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(5)
Ratio is computed on an annualized basis.

Provision for credit losses

A recovery of credit losses of $336 thousand was recognized during the three months ended March 31, 2026 compared to a recovery of $160 thousand recognized during the three months ended March 31, 2025. The first quarter 2026 recovery was comprised of $281 thousand in a provision release for credit losses on loans, due primarily to the transfer of loans (such as construction loans) into pools requiring a lower reserve. Slightly more positive economic forecasts resulted in decreases in the loss factors associated with the organic loan portfolio. A provision release of $55 thousand for unfunded commitments was recorded, as construction loan commitments decreased slightly over the course of the first quarter of 2026. The first quarter of 2025 release was primarily attributed to declines in balances within loan pools that have higher loss rates and a decline in unfunded construction commitments.

Further discussion of management’s assessment of the ACL is provided earlier in the report and in Note 5 – Allowance for Credit Losses, found in the Notes to the Consolidated Financial Statements. In management’s opinion, the ACL was adequately provided for at March 31, 2026. The ACL calculation, provision for credit losses, asset quality and collateral values may be significantly impacted by deterioration in economic conditions. Should economic conditions worsen, we could experience increases in our required ACL and record additional provision for credit loss exposure.

Noninterest income

The components of noninterest income are shown below (dollars in thousands):

	For the Three Months Ended		Variance
	March 31, 2026	March 31, 2025	$	%
Noninterest income:
Wealth management fees	$220	$229	$(9)	-3.9%
Deposit account fees	366	307	59	19.2%
Debit/credit card and ATM fees	251	370	(119)	-32.2%
Bank owned life insurance income	319	293	26	8.9%
Gains on sale of assets, net	5	278	(273)	-98.2%
Other	328	283	45	15.9%
Total noninterest income	$1,489	$1,760	$(271)	-15.4%

Noninterest income for the three months ended March 31, 2026 of $1.5 million was $271 thousand or 15.4% less than the amount recorded for the three months ended March 31, 2025, due primarily to lower debit/credit card and ATM fees as a result to reduced usage and reduced income from a gain on the sale of assets in 2025 compared to 2026.

Noninterest expense

The components of noninterest expense are shown below (dollars in thousands):

	For the Three Months Ended		Variance
	March 31, 2026	March 31, 2025	$	%
Noninterest expense:
Salaries and employee benefits	$3,999	$3,936	$63	1.6%
Net occupancy	779	1,016	(237)	-23.3%
Equipment	186	186	0	0.0%
Bank franchise tax	468	339	129	38.1%
Computer software	214	256	(42)	-16.4%
Data processing	550	735	(185)	-25.2%
FDIC deposit insurance assessment	175	145	30	20.7%
Marketing, advertising and promotion	267	254	13	5.1%
Professional fees	348	256	92	35.9%
Core deposit intangible amortization	247	295	(48)	-16.3%
Other	966	1,406	(440)	-31.3%
Total noninterest expense	$8,199	$8,824	$(625)	-7.1%

Noninterest expense for the quarter ended March 31, 2026 of $8.2 million was $625 thousand or 7.1% less than the quarter ended March 31, 2025. This decrease is primarily due to lower data processing costs resulting from the contract renewal negotiations which occurred in the fourth quarter of 2025, reduced expenses associated with debit and ATM card programs, reduction of depreciation expenses on fully-depreciated assets and the disposal of a branch location in the first quarter of 2025.

Provision for Income Taxes

For the three months ended March 31, 2026 and 2025, the Company provided $1.3 million and $901 thousand for Federal income taxes, respectively, resulting in effective income tax rates of 19.5% and 16.7%, respectively. For each period, the effective income tax rate differed from the U.S. statutory rate of 21% due to the changes in pretax earnings, low-income housing tax credits and the levels of permanent tax differences.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In the ordinary course of its operations, the Company and/or its subsidiaries are parties to various legal proceedings from time to time. Based on the information presently available, and after consultation with legal counsel, management believes that the ultimate outcome of such proceedings, in the aggregate, will not have a material adverse effect on the business or financial condition of the Company and its subsidiary.

ITEM 1A. RISK FACTORS.

During the quarter ended March 31, 2026, there have been no material changes from the risk factors described in the Company’s Form 10-K for the year ended December 31, 2025. The risks described may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that are currently considered not to be material also may materially adversely affect our business, financial condition and/or operating results.

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

None

(c) Rule 10b5-1 Trading arrangements

During the three months ended March 31, 2026 none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1	302 Certification of Principal Executive Officer

31.2	302 Certification of Principal Financial Officer

32.1	906 Certification

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline eXtensible Business Reporting Language, pursuant to Rule 405 of Regulation S-T (1): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Shareholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101.0)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA NATIONAL BANKSHARES CORPORATION
(Registrant)

/s/ Glenn W. Rust
Glenn W. Rust
President and Chief Executive Officer (principal executive officer)

Date:	May 12, 2026

/s/ Cathy W. Liles
Cathy W. Liles
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)
Date:	May 12, 2026