Form 10-Q
period 2026-06-30
Virginia National Bankshares Corp
filed 2026-08-13
CIK 1572334

` `

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Yes ☐ No ☒

As of August 11, 2026, the registrant had 5,425,282 shares of common stock, $2.50 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30, 2026	December 31, 2025 *
ASSETS	Unaudited
Cash and due from banks	$35,705	$5,798
Interest-bearing deposits in other banks	9,694	10,552
Federal funds sold	31,948	54,264
Securities:
Available for sale, at fair value	234,770	247,992
Restricted securities, at cost	6,195	6,172
Total securities	240,965	254,164
Loans, net of deferred fees and costs	1,233,980	1,237,577
Allowance for credit losses	(8,124)	(8,270)
Loans, net	$1,225,856	$1,229,307
Premises and equipment, net	11,575	11,687
Bank owned life insurance	41,953	41,302
Goodwill	7,768	7,768
Core deposit intangible, net	2,199	2,682
Right-of-use asset, net	5,551	6,297
Deferred tax asset, net	12,179	12,079
Accrued interest receivable and other assets	12,803	13,842
Total assets	$1,638,196	$1,649,742
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits:
Noninterest bearing	$367,348	$362,322
Interest bearing	279,179	308,295
Money market and savings deposit accounts	481,847	469,815
Certificates of deposit and other time deposits	280,822	291,299
Total deposits	1,409,196	1,431,731
Borrowings	20,000	20,000
Junior subordinated debt, net	3,578	3,554
Lease liability	5,474	6,192
Accrued interest payable and other liabilities	5,263	4,104
Total liabilities	1,443,511	1,465,581
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, $2.50 par value	-	-
Common stock, $2.50 par value	13,416	13,327
Capital surplus	107,781	107,337
Retained earnings	104,531	94,165
Accumulated other comprehensive loss	(31,043)	(30,668)
Total shareholders' equity	194,685	184,161
Total liabilities and shareholders' equity	$1,638,196	$1,649,742

Common shares outstanding	5,424,431	5,393,140
Common shares authorized	10,000,000	10,000,000
Preferred shares outstanding	-	-
Preferred shares authorized	2,000,000	2,000,000

* Derived from audited Consolidated Financial Statements

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest and dividend income:
Loans, including fees	$17,688	$17,330	$34,521	$34,363
Federal funds sold	288	64	782	248
Other interest-bearing deposits	47	45	82	87
Investment securities:
Taxable	1,066	1,265	2,169	2,574
Tax exempt	326	323	648	646
Dividends	83	109	173	224
Total interest and dividend income	19,498	19,136	38,375	38,142

Interest expense:
Demand deposits	67	67	137	136
Money market and savings deposits	2,940	2,927	5,993	5,930
Certificates and other time deposits	2,478	2,670	5,063	5,724
Borrowings	194	582	386	1,091
Federal funds purchased	-	18	-	25
Junior subordinated debt	71	76	141	146
Total interest expense	5,750	6,340	11,720	13,052
Net interest income	13,748	12,796	26,655	25,090
Provision for (recovery of) credit losses	231	3	(105)	(157)
Net interest income after provision for (recovery of) credit losses	13,517	12,793	26,760	25,247

Noninterest income:
Wealth management fees	214	206	434	435
Deposit account fees	359	293	725	600
Debit/credit card and ATM fees	245	355	496	725
Bank owned life insurance income	332	307	651	600
Gains on sale of assets, net	-	-	5	278
Gain on sale of limited partnership investment	4,662	-	4,662	-
Other	220	150	548	433
Total noninterest income	6,032	1,311	7,521	3,071

Noninterest expense:
Salaries and employee benefits	4,027	3,863	8,026	7,799
Net occupancy	720	889	1,499	1,905
Equipment	212	202	398	388
Bank franchise tax	468	489	936	828
Computer software	214	266	428	522
Data processing	609	732	1,159	1,467
FDIC deposit insurance assessment	187	145	362	290
Marketing, advertising and promotion	254	179	521	433
Professional fees	333	331	681	587
Core deposit intangible amortization	236	284	483	579
Other	1,009	1,301	1,975	2,707
Total noninterest expense	8,269	8,681	16,468	17,505

Income before income taxes	11,280	5,423	17,813	10,813
Provision for income taxes	2,272	1,185	3,545	2,086
Net income	$9,008	$4,238	$14,268	$8,727

Net income per common share, basic	$1.66	$0.79	$2.63	$1.62
Net income per common share, diluted	$1.65	$0.78	$2.62	$1.61
Weighted average common shares outstanding, basic	5,423,642	5,391,979	5,416,631	5,385,461
Weighted average common shares outstanding, diluted	5,455,403	5,417,900	5,449,309	5,410,430

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income	$9,008	$4,238	$14,268	$8,727
Other comprehensive income (loss), net of tax:
Securities available for sale	901	1,447	(375)	4,968
Total comprehensive income	$9,909	$5,685	$13,893	$13,695

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Dollars in thousands, except per share data)

(Unaudited)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2024	$13,263	$106,394	$82,507	$(41,862)	$160,302
Stock option expense	-	34	-	-	34
Restricted stock grant expense	-	214	-	-	214
Vested stock grants	33	(33)	-	-	-
Cash dividends declared ($0.33 per share)	-	-	(1,779)	-	(1,779)
Net income	-	-	4,489	-	4,489
Other comprehensive income	-	-	-	3,521	3,521
Balance, March 31, 2025	$13,296	$106,609	$85,217	$(38,341)	$166,781
Stock option expense	-	35	-	-	35
Restricted stock grant expense	-	212	-	-	212
Vested stock grants	22	(22)	-	-	-
Cash dividends declared ($0.36 per share)	-	-	(1,941)	-	(1,941)
Net income	-	-	4,238	-	4,238
Other comprehensive income	-	-	-	1,447	1,447
Balance, June 30, 2025	$13,318	$106,834	$87,514	$(36,894)	$170,772

Balance, December 31, 2025	$13,327	$107,337	$94,165	$(30,668)	$184,161
Shares surrendered in connection with stock option exercise	(42)	(630)	-	-	(672)
Stock options exercised	63	609	-	-	672
Stock option expense	-	4	-	-	4
Restricted stock grant expense	-	298	-	-	298
Vested stock grants	45	(45)	-	-	-
Cash dividends declared ($0.36 per share)	-	-	(1,949)	-	(1,949)
Net income	-	-	5,259	-	5,259
Other comprehensive loss	-	-	-	(1,276)	(1,276)
Balance, March 31, 2026	$13,393	$107,573	$97,475	$(31,944)	$186,497
Shares surrendered in connection with stock option exercise	(27)	(552)	-	-	(579)
Stock options exercised	32	547	-	-	579
Stock option expense	-	23	-	-	23
Restricted stock grant expense	-	208	-	-	208
Vested stock grants	18	(18)	-	-	-
Cash dividends declared ($0.36 per share)	-	-	(1,952)	-	(1,952)
Net income	-	-	9,008	-	9,008
Other comprehensive income	-	-	-	901	901
Balance, June 30, 2026	$13,416	$107,781	$104,531	$(31,043)	$194,685

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the six months ended
	June 30, 2026	June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,268	$8,727
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of credit losses	(105)	(157)
Net accretion of certain acquisition-related adjustments	(819)	(1,038)
Amortization of intangible assets	483	579
Net amortization of securities	374	398
Net gains on sale of assets	(5)	(278)
Net gain on sale of other assets	(81)	-
Gain on sale of limited partnership investment	(4,662)	-
Earnings on bank owned life insurance	(651)	(600)
Depreciation and other amortization	1,097	1,553
Stock option expense	27	69
Restricted stock expense	506	426
Net change in:
Accrued interest receivable and other assets	(124)	(527)
Accrued interest payable and other liabilities	440	(322)
Net cash provided by operating activities	10,748	8,830

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in restricted investments	(23)	(1,927)
Proceeds from maturities, calls, sales and principal payments of available for sale securities	11,873	14,519
Proceeds from sale of limited partnership investment	6,325	-
Proceeds from sale of other asset	81	-
Net change in loans	4,399	(5,328)
Proceeds from sale of premises and equipment	64	3,047
Purchase of bank premises and equipment	(298)	(285)
Net cash provided by investing activities	22,421	10,026

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand deposits, money market and savings accounts	(12,058)	(7,476)
Net change in certificates of deposit and other time deposits	(10,477)	(27,005)
Net change in Federal funds purchased	-	(236)
Net change in other borrowings	-	41,000
Cash dividends paid	(3,901)	(3,720)
Net cash (used in) provided by financing activities	(26,436)	2,563
NET INCREASE IN CASH AND CASH EQUIVALENTS	$6,733	$21,419

CASH AND CASH EQUIVALENTS:
Beginning of period	$70,614	$17,103
End of period	$77,347	$38,522

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$11,816	$13,503
Taxes	2,440	2,090

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized (losses) gains on available for sale securities	$(475)	$6,289
Initial right-of-use assets obtained in exchange for new operating lease liabilities	-	2,338

See Notes to Consolidated Financial Statements

VIRGINIA NATIONAL BANKSHARES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2026

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

Basis of Presentation: The preparation of financial statements in conformity with GAAP and the reporting guidelines prescribed by regulatory authorities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

The Company's significant accounting policies followed in the preparation of unaudited consolidated financial statements are disclosed in Note 1 of the audited financial statements and notes for the year ended December 31, 2025, and are contained in the Company's 2025 Annual Report on Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2025.

Reclassifications: If needed, certain previously reported amounts have been reclassified to conform to current period presentation. The results of reclassifications are not considered material to shareholders' equity and net income.

Note 2. Recent Significant Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specified information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The FASB subsequently issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

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

Note 3. Securities

The amortized cost and fair values of available for sale securities as of June 30, 2026, and December 31, 2025, were as follows (dollars in thousands):

June 30, 2026		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agencies	$34,496	$-	$(3,639)	$30,857
Mortgage-backed/CMOs	132,428	2	(18,698)	113,732
Corporate bonds	5,906	52	-	5,958
Municipal bonds	101,235	1	(17,013)	84,223
Total	$274,065	$55	$(39,350)	$234,770

December 31, 2025		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agencies	$34,707	$-	$(3,444)	$31,263
Mortgage-backed/CMOs	141,731	11	(18,237)	123,505
Corporate bonds	7,868	32	(1)	7,899
Municipal bonds	102,506	19	(17,200)	85,325
Total	$286,812	$62	$(38,882)	$247,992

As of June 30, 2026, there were $226.4 million or 255 issues of individual securities, held in an unrealized loss position. These securities have an unrealized loss of $39.4 million and consist of 113 mortgage-backed/collateralized mortgage obligations, 123 municipal bonds and 19 agency bonds.

Accrued interest receivable on AFS securities was $1.3 million as of June 30, 2026, and December 31, 2025. The Company has elected to exclude accrued interest receivable from the amortized cost basis.

The following tables summarize all securities with unrealized losses, segregated by length of time in a continuous unrealized loss position, for which no allowance for credit losses was recorded, at June 30, 2026 and December 31, 2025 (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
June 30, 2026	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$-	$-	$30,827	$(3,639)	$30,827	$(3,639)
Mortgage-backed/CMOs	3,441	(75)	109,397	(18,623)	112,838	(18,698)
Municipal bonds	5,001	(27)	77,711	(16,986)	82,712	(17,013)
Total	$8,442	$(102)	$217,935	$(39,248)	$226,377	$(39,350)

	Less than 12 Months		12 Months or More		Total
December 31, 2025	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$-	$-	$31,220	$(3,444)	$31,220	$(3,444)
Mortgage-backed/CMOs	-	-	122,085	(18,237)	122,085	(18,237)
Corporate bonds	-	-	1,996	(1)	1,996	(1)
Municipal bonds	-	-	81,422	(17,200)	81,422	(17,200)
Total	$-	$-	$236,723	$(38,882)	$236,723	$(38,882)

The Company’s securities portfolio is primarily made up of fixed-rate instruments, the prices of which move inversely with interest rates. Any unrealized losses are considered by management to be driven by increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the instruments approach their maturity date or repricing date or if market yields for such investments decline. At the end of any accounting period, the portfolio may have both unrealized gains and losses.

Impairment of debt securities occurs when the fair value of a security is less than its amortized cost. For debt securities AFS, impairment is recognized in its entirety in net income if either, (i) we intend to sell the security; or, (ii) it is more-likely-than-not that we will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not more-likely-than-not that the Company will be required to sell the security before recovery, the Company evaluates unrealized losses to determine whether a decline in fair value below amortized cost basis is a result of a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security, or other factors such as changes in market interest rates. If a credit loss exists, an ACL is recorded that reflects the amount of impairment related to credit losses, limited by the amount by which the security’s amortized cost basis exceeds its fair value. Changes in the ACL are recorded in net income in the period of change and are included in the provision for credit losses. Changes in the fair value of debt securities AFS not resulting from credit losses are recorded in other comprehensive income (loss). The Company regularly reviews unrealized losses in its investments in securities and cash flows expected to be collected from impaired securities based on criteria including the extent to which market value is below amortized cost, the financial health of and specific prospects for the issuer, the Company’s intention with regard to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery.

Management does not believe any of the securities in an unrealized loss position are impaired due to credit quality. In addition, issuers have continued to make timely payments of principal and interest. Accordingly, as of June 30, 2026, management believes the impairments detailed in the table above are temporary, and no credit loss has been realized in the Company’s consolidated statements of income. Additionally, management has the intent and ability to hold any security with an unrealized loss until maturity or until such time as the value of the security has recovered from its unrealized loss position.

Securities pledged as collateral to secure public deposits and to facilitate borrowing from the FRB had carrying values of $23.2 million and $23.3 million at June 30, 2026 and December 31, 2025, respectively.

There were no sales of AFS securities during the six months ended June 30, 2026 and 2025.

Restricted securities are securities with limited marketability and consist of stock in the FRB, the Federal Home Loan Bank of Atlanta, CBB Financial Corporation (the holding company for Community Bankers' Bank) and an investment in an SBA loan fund. These restricted securities, totaling $6.2 million as of June 30, 2026 and December 31, 2025, are carried at cost. The Company did not consider its investment in restricted stock to be impaired at June 30, 2026 or December 31, 2025 and no impairment has been recognized.

The amortized cost and fair value of AFS debt securities at June 30, 2026 are presented below based upon contractual maturities, by major investment categories (dollars in thousands). Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

	Amortized Cost	Fair Value
U.S. Government agencies
One year or less	$649	$630
After one year to five years	25,467	23,155
After five years to ten years	8,380	7,072
	$34,496	$30,857
Mortgage-backed/CMOs
One year or less	$1,496	$1,482
After one year to five years	1,529	1,458
After five years to ten years	12,629	11,504
Ten years or more	116,774	99,288
	$132,428	$113,732
Corporate bonds
After one year to five years	$5,906	$5,958
	$5,906	$5,958
Municipal bonds
One year or less	$805	$802
After one year to five years	9,316	9,049
After five years to ten years	24,974	22,873
Ten years or more	66,140	51,499
	$101,235	$84,223

Total AFS Debt Securities	$274,065	$234,770

Note 4. Loans

The composition of the loan portfolio by major loan classifications at June 30, 2026 and December 31, 2025, stated at their face amount, net of deferred fees and costs and discounts, including fair value marks, appears below (dollars in thousands). The Company has elected to exclude accrued interest receivable, totaling $4.7 million and $4.8 million as of June 30, 2026 and December 31, 2025, respectively, from the amortized cost basis of loans.

	June 30,	December 31,
	2026	2025
Commercial loans	$258,975	$265,393
Real estate construction and land	33,111	35,000
1-4 family residential mortgages	300,768	297,589
Commercial mortgages	616,641	613,443
Consumer loans	24,485	26,152
Total loans	1,233,980	1,237,577
Less: Allowance for credit losses	(8,124)	(8,270)
Net loans	$1,225,856	$1,229,307

The balances in the table above include unamortized premiums and net deferred loan costs and fees. As of June 30, 2026 and December 31, 2025, unamortized premiums from purchases of loans (excluding loans acquired during the Merger) were $10.9 million, and $11.6 million, respectively, due primarily to purchases of government-guaranteed loans. Net deferred loan fees net of costs totaled $2.9 million as of June 30, 2026 and December 31, 2025.

Consumer loans include $62 thousand and $82 thousand of demand deposit overdrafts as of June 30, 2026 and December 31, 2025, respectively.

Loans acquired in business combinations are recorded in the consolidated balance sheets at fair value at the acquisition date under the acquisition method of accounting. The fair value mark as of the Effective Date was $23.1 million. The table above includes a remaining net fair value mark of $3.9 million and $4.8 million as of June 30, 2026 and December 31, 2025, respectively, on the Acquired Loans.

The following table shows the aging of the Company's loan portfolio, by class, at June 30, 2026 (dollars in thousands):

	30-59 Days	60-89 Days	90 Days or More Past Due and Still Accruing	Nonaccrual Loans	Current Loans	Total Loans

Commercial loans	$4,784	$3,236	$3,626	$-	$247,329	$258,975
Real estate construction and land	-	-	-	-	33,111	33,111
1-4 family residential mortgages	579	-	-	2,099	298,090	300,768
Commercial mortgages	239	452	-	-	615,950	616,641
Consumer loans	82	70	66	-	24,267	24,485
Total Loans	$5,684	$3,758	$3,692	$2,099	$1,218,747	$1,233,980

The following table shows the aging of the Company's loan portfolio, by class, at December 31, 2025 (dollars in thousands):

	30-59 Days	60-89 Days	90 Days or More Past Due and Still Accruing	Nonaccrual Loans	Current Loans	Total Loans

Commercial loans	$3,103	$2,882	$6,565	$-	$252,843	$265,393
Real estate construction and land	-	-	-	-	35,000	35,000
1-4 family residential mortgages	256	221	391	2,198	294,523	297,589
Commercial mortgages	113	-	-	-	613,330	613,443
Consumer loans	162	73	86	-	25,831	26,152
Total Loans	$3,634	$3,176	$7,042	$2,198	$1,221,527	$1,237,577

The following tables show the Company's amortized cost basis of loans on nonaccrual status as of June 30, 2026 and December 31, 2025 (dollars in thousands). All nonaccrual loans are evaluated for an ACL on an individual basis. As of June 30, 2026 and December 31, 2025, no nonaccrual loans required an ACL.

June 30, 2026
	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial loans	$-	$-	$-
Real estate construction and land	-	-	-
1-4 family residential mortgages	2,099	-	2,099
Commercial mortgages	-	-	-
Consumer loans	-	-	-
Total Nonaccrual Loans	$2,099	$-	$2,099

December 31, 2025
	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Commercial loans	$-	$-	$-
Real estate construction and land	-	-	-
1-4 family residential mortgages	2,198	-	2,198
Commercial mortgages	-	-	-
Consumer loans	-	-	-
Total Nonaccrual Loans	$2,198	$-	$2,198

Troubled loan modifications

From time to time, the Company modifies loans to borrowers who are experiencing financial difficulties by providing term extensions, interest rate reductions or other-than-insignificant payment delays. As the effect of most modifications is already included in the ACL due to the measurement methodologies used in its estimate, the ACL is typically not adjusted upon modification. For the three months ended June 30, 2026 and 2025, and the six months ended June 30, 2026 and 2025 there were no loans that were modified to borrowers who were experiencing financial difficulty.

The Company closely monitors the performance of all modified loans to understand the effectiveness of its modification efforts. Upon determination, if applicable, that all or a portion of a modified loan is uncollectible, that amount is charged against the ACL. During the three months ended June 30, 2026 and 2025, and the six months ended June 30, 2026 and 2025, no loans which had been previously modified were considered by management to be in default of the terms of their modification. There were no loans secured by 1-4 family properties in foreclosure as of June 30, 2026 or December 31, 2025.

Note 5. Allowance for Credit Losses

The ACL on the loan portfolio is a material estimate for the Company. The Company estimates an ACL on its loan portfolio on a quarterly basis and uses this analysis to assess the sufficiency of the ACL on loans and to determine the necessary provision for credit losses. The portfolio is segmented into categories based on common risk factors.

The following table shows the ACL activity by loan portfolio for the six months ended June 30, 2026 (dollars in thousands):

	Commercial Loans	Real Estate Construction and Land	1-4 Family Residential Mortgages	Commercial Mortgages	Consumer Loans	Total
Allowance for Credit Losses:
Balance as of December 31, 2025	$481	$930	$2,482	$3,840	$537	$8,270
Charge-offs	-	-	-	-	(93)	(93)
Recoveries	8	-	-	1	76	85
Recovery of credit losses	(57)	(193)	(135)	120	(16)	(281)
Balance as of March 31, 2026	$432	$737	$2,347	$3,961	$504	$7,981
Charge-offs	(8)	-	-	(1)	(65)	(74)
Recoveries	-	-	-	-	80	80
Provision for (recovery of) credit losses	15	231	42	(95)	(56)	137
Balance as of June 30, 2026	$439	$968	$2,389	$3,865	$463	$8,124

The following table shows the ACL activity by loan portfolio for the year ended December 31, 2025 (dollars in thousands):

	Commercial Loans	Real Estate Construction and Land	1-4 Family Residential Mortgages	Commercial Mortgages	Consumer Loans	Total
Allowance for Credit Losses:
Balance as of December 31, 2024	$760	$737	$2,551	$3,533	$874	$8,455
Charge-offs	(6)	-	-	-	(64)	(70)
Recoveries	4	-	1	1	42	48
Recovery of credit losses	(66)	(12)	(36)	39	(30)	(105)
Balance as of March 31, 2025	$692	$725	$2,516	$3,573	$822	$8,328
Charge-offs	(9)	-	-	-	(102)	(111)
Recoveries	5	-	-	1	34	40
Provision for (recovery of) credit losses	155	(269)	(101)	297	8	90
Balance as of June 30, 2025	$843	$456	$2,415	$3,871	$762	$8,347

The following table presents a breakdown of the provision for (recovery of) credit losses for the periods indicated (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Provision for (recovery of) credit losses:
Provision for (recovery of) loan losses	$137	$90	$(144)	$(15)
Provision for (recovery of) unfunded commitments	94	(87)	39	(142)
Total	$231	$3	$(105)	$(157)

As of June 30, 2026 and December 31, 2025, the Company had $2.1 million and $2.2 million respectively, of collateral dependent loans secured by 1-4 family residential mortgages, individually evaluated for expected losses. There was no ACL allocation for the loans for either period.

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

The following table presents the Company's recorded investment in loans by credit quality indicators by year of origination as of June 30, 2026 (dollars in thousands). Current period gross write-off amounts represent write-offs for the six months ended June 30, 2026.

	June 30, 2026
	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Loans Converted to Term	Total
Commercial loans
Pass	$20,780	$45,508	$77,164	$71,696	$9,496	$22,104	$11,387	$100	$258,235
Watch	-	-	-	-	10	-	-	-	10
Special Mention	-	51	-	-	-	-	-	-	51
Substandard	-	-	130	-	472	77	-	-	679
Total commercial	$20,780	$45,559	$77,294	$71,696	$9,978	$22,181	$11,387	$100	$258,975
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-
.
Real estate construction and land
Pass	$4,306	$9,732	$6,973	$1,925	$352	$2,422	$1,035	$-	$26,745
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	-	-	-	-	151	-	-	151
Substandard	-	-	-	-	6,215	-	-	-	6,215
Total real estate construction and land	$4,306	$9,732	$6,973	$1,925	$6,567	$2,573	$1,035	$-	$33,111
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-
.
1-4 family residential mortgages
Pass	$19,574	$12,706	$20,052	$16,233	$11,167	$186,509	$15,973	$96	$282,310
Watch	-	282	1,174	2,888	150	3,362	590	-	8,446
Special Mention	296	18	194	950	333	4,499	43	-	6,333
Substandard	-	-	102	-	56	3,521	-	-	3,679
Total 1-4 family residential mortgage	$19,870	$13,006	$21,522	$20,071	$11,706	$197,891	$16,606	$96	$300,768
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-
.
Commercial mortgages
Pass	$40,238	$57,120	$89,791	$81,705	$37,210	$249,226	$1,113	$-	$556,403
Watch	-	-	-	16,138	-	3,746	-	-	19,884
Special Mention	-	80	12,450	14,025	-	12,862	-	-	39,417
Substandard	-	-	-	-	-	937	-	-	937
Total commercial mortgages	$40,238	$57,200	$102,241	$111,868	$37,210	$266,771	$1,113	$-	$616,641
Current period gross write-off	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass	$83	$543	$175	$1,067	$30	$12,143	$10,423	$-	$24,464
Watch	-	-	-	-	-	4	-	-	4
Special Mention	-	-	-	-	-	16	-	-	16
Substandard	-	-	-	1	-	-	-	-	1
Total consumer	$83	$543	$175	$1,068	$30	$12,163	$10,423	$-	$24,485
Current period gross write-off	$-	$-	$-	$-	$-	$158	$-	$-	$158

The following table presents the Company's recorded investment in loans by credit quality indicators by year of origination as of December 31, 2025 (dollars in thousands). Current period gross write-off amounts represent write-offs for the year ended December 31, 2025.

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

Note 6. Goodwill and Other Intangible Assets

The carrying amount of goodwill was $7.8 million at June 30, 2026 and December 31, 2025.

The Company had $2.2 million and $2.7 million of other intangible assets as of June 30, 2026 and December 31, 2025, respectively, recognized in connection with the core deposits acquired from the Merger. The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets (dollars in thousands):

	June 30, 2026		December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible	$9,660	$(7,461)	$9,660	$(6,978)

Amortization expense was $236 thousand and $284 thousand for the three months ended June 30, 2026 and 2025, respectively, and $483 thousand and $579 thousand for the six months ended June 30, 2026 and 2025, respectively.

Estimated future amortization expense as of June 30, 2026 is as follows (dollars in thousands):

Core
Deposit
Intangible
For the six months ending December 31, 2026	$435
For the year ending December 31, 2027	726
For the year ending December 31, 2028	535
For the year ending December 31, 2029	343
For the year ending December 31, 2030	152
Thereafter	8
Total	$2,199

Note 7. Net Income Per Share

The table below shows the weighted average number of shares used in computing net income per common share and the effect of the weighted average number of shares of potential dilutive common stock for the three and six months ended June 30, 2026 and 2025. Diluted net income per share is computed based on the weighted average number of shares of common stock equivalents outstanding, to the extent dilutive. The Company’s common stock equivalents relate to outstanding common stock options. The recipients of unvested restricted shares have full voting and dividend rights, and as such, unvested restricted stock is included in the calculation of basic and diluted net income per share (dollars in thousands except per share data).

Three Months Ended	June 30, 2026			June 30, 2025
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic net income per share	$9,008	5,423,642	$1.66	$4,238	5,391,979	$0.79
Effect of dilutive stock options	-	31,761	(0.01)	-	25,921	(0.01)
Diluted net income per share	$9,008	5,455,403	$1.65	$4,238	5,417,900	$0.78

Six Months Ended	June 30, 2026			June 30, 2025
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic net income per share	$14,268	5,416,631	$2.63	$8,727	5,385,461	$1.62
Effect of dilutive stock options	-	32,678	(0.01)	-	24,969	(0.01)
Diluted net income per share	$14,268	5,449,309	$2.62	$8,727	5,410,430	$1.61

For the three and six months ended June 30, 2026, there were 53,520 and 56,120 option shares, respectively, considered anti-dilutive and excluded from this calculation. For the three and six months ended June 30, 2025, there were 101,864 and 119,464 option shares, respectively, considered anti-dilutive and excluded from this calculation.

Note 8. Stock Incentive Plans

The 2022 Plan permits the Company to grant both incentive and nonqualified stock options, as well as restricted stock, unrestricted stock and other stock based awards. No new grants can be issued under the previous 2014 Plan as that plan has expired. Outstanding stock options expire ten years from the grant date. Both plans had outstanding options and restricted stock at June 30, 2026. Restricted stock and stock options from both plans vest by the fourth or fifth anniversary of the date of the grant.

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

Stock Options

Changes in the stock options outstanding related to the Plans are summarized below (dollars in thousands except per share data):

	June 30, 2026
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2026	226,294	$33.17	$-
Issued	-	-	-
Exercised	(37,997)	30.10	-
Forfeited	(12,937)	34.35	-
Expired	-	-	-
Outstanding at June 30, 2026	175,360	$33.75	$1,864

Options exercisable at June 30, 2026	137,020	$33.98	$1,425

For the three months ended June 30, 2026 and 2025, the Company recognized $23 thousand and $35 thousand, respectively, in compensation expense for stock options. For the six months ended June 30, 2026, and 2025, the Company recognized $27 thousand and $69 thousand, respectively, in compensation expense for stock options. As of June 30, 2026, there was $226 thousand in unrecognized compensation expense remaining to be recognized in future reporting periods through 2030. The fair value of any stock option grant is estimated at the grant date using the Black-Scholes pricing model. There were no stock options granted during the three months ended June 30, 2026 compared to 2,600 shares issued during the same time period for 2025. There were no stock options granted during the first six months of 2026 compared to 8,200 shares issued during the six months ended June 30, 2025.

Summary information pertaining to options outstanding at June 30, 2026 is shown below.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$23.75 to $30.00	71,040	5.3 Years	$26.02	57,180	$25.58
$30.01 to $40.00	61,800	5.9 Years	36.54	37,320	37.03
$40.01 to $42.62	42,520	1.9 Years	42.62	42,520	42.62
Total	175,360	4.7 Years	$33.75	137,020	$33.98

Stock Grants

Restricted stock grants – Under the 2022 Plan, during the three months ended June 30, 2026 and 2025, no shares of restricted stock were issued; however, for the six months ended June 30, 2026 and 2025, 20,900 and 21,068 restricted shares, respectively, were granted to employees and non-employee directors. The shares vest over a four-year period. For the three months ended June 30, 2026 and 2025, $208 thousand and $212 thousand, respectively, was expensed as a result of restricted stock grants. For the six months ended June 30, 2026 and 2025, $506 thousand and $426 thousand, respectively, was expensed as a result of restricted stock grants. As of June 30, 2026, there was $1.8 million in unrecognized compensation expense for all restricted stock grants remaining to be recognized in future reporting periods through 2030.

Changes in the restricted stock grants outstanding during the six months ended June 30, 2026 are summarized below (dollars in thousands except per share data):

	June 30, 2026
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested as of January 1, 2026	62,468	$33.30	$2,772
Issued	20,900	40.85	928
Vested	(24,974)	(33.33)	(1,108)
Forfeited	(220)	(35.91)	(10)
Nonvested at June 30, 2026	58,174	$35.99	$2,582

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the balances measured at fair value on a recurring basis at the dates indicated (dollars in thousands):

		Fair Value Measurements at June 30, 2026 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$30,857	$-	$30,857	$-
Mortgage-backed/CMOs	113,732	-	113,732	-
Corporate bonds	5,958	-	5,958	-
Municipal bonds	84,223	-	84,223	-
Total securities AFS	$234,770	$-	$234,770	$-

		Fair Value Measurements at December 31, 2025 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government agencies	$31,263	$-	$31,263	$-
Mortgage-backed/CMOs	123,505	-	123,505	-
Corporate bonds	7,899	-	7,899	-
Municipal bonds	85,325	-	85,325	-
Total securities AFS	$247,992	$-	$247,992	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write downs of individual assets. There were no assets measured at fair value on a nonrecurring basis as of June 30, 2026 and December 31, 2025.

Fair Value of Financial Instruments

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

The Company uses the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis. The carrying values and estimated fair values of the Company's financial instruments at the dates indicated are as follows (dollars in thousands):

		Fair Value Measurements at June 30, 2026 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$77,347	$77,347	$-	$-	$77,347
Available for sale securities	234,770	-	234,770	-	234,770
Restricted securities	6,195	-	6,195	-	6,195
Loans, net	1,225,856	-	-	1,200,251	1,200,251
Bank owned life insurance	41,953	-	41,953	-	41,953
Accrued interest receivable	5,870	-	1,313	4,557	5,870

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$1,128,374	$-	$1,128,374	$-	$1,128,374
Certificates of deposit	280,822	-	280,494	-	280,494
Borrowings	20,000	-	20,111	-	20,111
Junior subordinated debt, net	3,578	-	3,578	-	3,578
Accrued interest payable	1,457	-	1,457	-	1,457

		Fair Value Measurements at December 31, 2025 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalent	$70,614	$70,614	$-	$-	$70,614
Available for sale securities	247,992	-	247,992	-	247,992
Restricted securities	6,172	-	6,172	-	6,172
Loans, net	1,229,307	-	-	1,202,216	1,202,216
Bank owned life insurance	41,302	-	41,302	-	41,302
Accrued interest receivable	6,213	-	1,371	4,842	6,213

Liabilities
Demand deposits and interest-bearing transaction and money market accounts	$1,140,432	$-	$1,140,432	$-	$1,140,432
Certificates of deposit	291,299	-	291,499	-	291,499
Borrowings	20,000	-	19,954	-	19,954
Junior subordinated debt, net	3,554	-	3,554	-	3,554
Accrued interest payable	1,431	-	1,431	-	1,431

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

Note 10. Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss during the three months ended June 30, 2026 and 2025 (dollars in thousands).

AFS Securities
Accumulated other comprehensive loss at March 31, 2026	$(31,944)

Other comprehensive income arising during the period	1,141
Related income tax effects	(240)
901

Accumulated other comprehensive loss at June 30, 2026	$(31,043)

AFS Securities
Accumulated other comprehensive loss at March 31, 2025	$(38,341)

Other comprehensive income arising during the period	1,832
Related income tax effects	(385)
1,447

Accumulated other comprehensive loss at June 30, 2025	$(36,894)

The following table presents the changes in each component of accumulated other comprehensive loss during the six months ended June 30, 2026 and 2025 (dollars in thousands).

AFS Securities
Accumulated other comprehensive loss at December 31, 2025	$(30,668)

Other comprehensive loss arising during the period	(475)
Related income tax effects	100
(375)

Accumulated other comprehensive loss at June 30, 2026	$(31,043)

AFS Securities
Accumulated other comprehensive loss at December 31, 2024	$(41,862)

Other comprehensive income arising during the period	6,289
Related income tax effects	(1,321)
4,968

Accumulated other comprehensive loss at June 30, 2025	$(36,894)

Note 11. Segment Reporting

For the financial periods noted in this report, the Company has two reportable segments. Each reportable segment is a strategic business unit that offers different products and services. They are managed separately, because each segment appeals to different markets and, accordingly, require different technology and marketing strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies provided earlier in this report. Asset information is not disclosed because all are held at the bank level.

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

Management. Investment management services currently are offered through in-house and third-party managers.

Segment information for the three and six months ended June 30, 2026 and 2025 is shown in the following tables (dollars in thousands).

Three months ended June 30, 2026	Bank	VNB Trust & Estate Services	Consolidated
Net interest income	$13,748	$-	$13,748
Provision for credit losses	231	-	231
Net interest income after provision for credit losses	$13,517	$-	$13,517

Noninterest income:
Wealth management fees	$-	$214	$214
Deposit account fees	359	-	359
Debit/credit card and ATM fees	245	-	245
Bank owned life insurance income	332	-	332
Gain on sale of limited partnership investment	4,662	-	4,662
Other	220	-	220
Total noninterest income	$5,818	$214	$6,032

Noninterest expense:
Salaries and employee benefits	$3,840	$187	$4,027
Net occupancy	693	27	720
Equipment	212	-	212
Bank franchise tax	468	-	468
Computer software	214	-	214
Data processing	609	-	609
FDIC deposit insurance assessment	187	-	187
Marketing, advertising and promotion	254	-	254
Professional fees	333	-	333
Core deposit intangible amortization	236	-	236
Other	954	55	1,009
Total noninterest expense	$8,000	$269	$8,269

Income before income taxes	$11,335	$(55)	$11,280
Provision for (benefit of) income taxes	2,283	(11)	2,272
Net income (loss)	$9,052	$(44)	$9,008

Six months ended June 30, 2026	Bank	VNB Trust & Estate Services	Consolidated
Net interest income	$26,655	$-	$26,655
Recovery of credit losses	(105)	-	(105)
Net interest income after recovery of credit losses	$26,760	$-	$26,760

Noninterest income:
Wealth management fees	$-	$434	$434
Deposit account fees	725	-	725
Debit/credit card and ATM fees	496	-	496
Bank owned life insurance income	651	-	651
Gains on sale of assets, net	5	-	5
Gain on sale of limited partnership investment	4,662	-	4,662
Other	548	-	548
Total noninterest income	$7,087	$434	$7,521

Noninterest expense:
Salaries and employee benefits	$7,649	$377	$8,026
Net occupancy	1,447	52	1,499
Equipment	398	-	398
Bank franchise tax	936	-	936
Computer software	428	-	428
Data processing	1,159	-	1,159
FDIC deposit insurance assessment	362	-	362
Marketing, advertising and promotion	521	-	521
Professional fees	681	-	681
Core deposit intangible amortization	483	-	483
Other	1,828	147	1,975
Total noninterest expense	$15,892	$576	$16,468

Income before income taxes	$17,955	$(142)	$17,813
Provision for (benefit of) income taxes	3,574	(29)	3,545
Net income (loss)	$14,381	$(113)	$14,268

Three months ended June 30, 2025	Bank	VNB Trust & Estate Services	Consolidated
Net interest income	$12,796	$-	$12,796
Provision for credit losses	3	-	3
Net interest income after provision for credit losses	$12,793	$-	$12,793

Noninterest income:
Wealth management fees	$-	$206	$206
Deposit account fees	293	-	293
Debit/credit card and ATM fees	355	-	355
Bank owned life insurance income	307	-	307
Other	150	-	150
Total noninterest income	$1,105	$206	$1,311

Noninterest expense:
Salaries and employee benefits	$3,612	$251	$3,863
Net occupancy	856	33	889
Equipment	198	4	202
Bank franchise tax	489	-	489
Computer software	266	-	266
Data processing	693	39	732
FDIC deposit insurance assessment	145	-	145
Marketing, advertising and promotion	179	-	179
Professional fees	297	34	331
Core deposit intangible amortization	284	-	284
Other	1,293	8	1,301
Total noninterest expense	$8,312	$369	$8,681

Income before income taxes	$5,586	$(163)	$5,423
Provision for (benefit of) income taxes	1,219	(34)	1,185
Net income (loss)	$4,367	$(129)	$4,238

Six months ended June 30, 2025	Bank	VNB Trust & Estate Services	Consolidated
Net interest income	$25,090	$-	$25,090
Recovery of credit losses	(157)	-	(157)
Net interest income after recovery of credit losses	$25,247	$-	$25,247

Noninterest income:
Wealth management fees	$-	$435	$435
Deposit account fees	600	-	600
Debit/credit card and ATM fees	725	-	725
Bank owned life insurance income	600	-	600
Gains on sale of assets, net	278	-	278
Other	433	-	433
Total noninterest income	$2,636	$435	$3,071

Noninterest expense:
Salaries and employee benefits	$7,309	$490	$7,799
Net occupancy	1,840	65	1,905
Equipment	381	7	388
Bank franchise tax	828	-	828
Computer software	522	-	522
Data processing	1,388	79	1,467
FDIC deposit insurance assessment	290	-	290
Marketing, advertising and promotion	433	-	433
Professional fees	517	70	587
Core deposit intangible amortization	579	-	579
Other	2,693	14	2,707
Total noninterest expense	$16,780	$725	$17,505

Income before income taxes	$11,103	$(290)	$10,813
Provision for (benefit of) income taxes	2,146	(60)	2,086
Net income (loss)	$8,957	$(230)	$8,727

Note 12. Subsequent Event

In July 2026, the Company entered into an amendment to the ground lease for the Pantops headquarters property. The amendment, which is effective beginning on November 1, 2026, extends the term of the lease from five years to 20 years. The extension increases both the right-of-use asset and the lease liability by $5.2 million. This change reflects the present value of additional lease payments over the new term.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements, and notes thereto, of Virginia National Bankshares Corporation included in this report and the audited consolidated financial statements, and notes thereto, of the Company included in the Company’s Form 10-K for the year ended December 31, 2025. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results for the year ending December 31, 2026 or any future period.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT COULD AFFECT FUTURE RESULTS

Certain statements in this report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to, statements concerning future results of operations or financial position, borrowing capacity and future liquidity, future investment results, future credit exposure, future loan losses, plans and objectives for future operations, changes in laws and regulations applicable to the Company and its subsidiaries, adequacy of funding sources, actuarial expected benefit payments, valuation of foreclosed assets, regulatory requirements, economic environment and other statements contained herein regarding matters that are not historical facts. Such statements are often characterized by use of qualified words such as “expect,” “believe,” “estimate,” “project,” “anticipate,” “intend,” “will,” “should,” or words of similar meaning or their derivatives, or other statements concerning the opinions or judgment of the Company and its management about future events. These statements are not historical facts but instead are subject to numerous assumptions, risks and uncertainties, and represent only management’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside management’s control. Although the Company believes that management’s expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of the Company’s business and operations, there can be no assurance that actual future results, performance, or achievements of, or trends affecting, the Company will not differ materially from any projected future results, performance, achievements or trends expressed in or implied by such forward-looking statements. Any forward-looking statements made by the Company speak only as of the date on which such statements are made, and the Company does not undertake to update any forward-looking statements to reflect changes or events that may occur after the date of this report. The Company’s actual results and financial position may differ materially from the anticipated results and financial condition indicated in or implied by these forward-looking statements.

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

•
ROAA for the three months ended June 30, 2026 of 2.24% increased 119 bps when compared to the three months ended June 30, 2025 of 1.05%. ROAA for the six months ended June 30, 2026 was 1.77% compared to 1.08% realized in the same period in the prior year. Both periods of 2026 reflect higher non-interest income due to a gain from the sale of a limited investment partnership interest in Bearing Insurance Group, LLC ("Bearing").
•
ROAE for the three months ended June 30, 2026 was 18.81% compared to 10.05% in the same period in the prior year. ROAE for the six months ended June 30, 2026 was 15.14% compared to 10.54% realized in the same period in the prior year.
•
Net income per diluted share was $1.65 for the three months ended June 30, 2026, compared to $0.78 for the same period in the prior year. Net income per diluted share was $2.62 for the six months ended June 30, 2026 compared to $1.61 for the same period in the prior year.
•
Tangible book value per share (non-GAAP) increased to $34.05 as of June 30, 2026, compared to $29.63 as of June 30, 2025. The increase reflects the impact of the Company's earnings performance that the Company posts as well as the gain from the Bearing transaction in the second quarter of 2026.

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

For additional information regarding critical accounting policies, refer to the Application of Critical Accounting Policies and Critical Accounting Estimates section under Item 8 in the Company’s 2025 Form 10-K, there have been no changes since that time.

FINANCIAL CONDITION

Total assets

The total assets of the Company as of June 30, 2026 were $1.6 billion. This is a $11.5 million, or 0.7%, decrease from total assets reported at December 31, 2025.

Securities

The Company’s investment securities portfolio as of June 30, 2026 totaled $241.0 million, a decrease of $13.2 million compared with the $254.2 million reported at December 31, 2025. The decrease from year-end was the result of maturities and normal cash flow from paydowns. Paydowns within the securities portfolio provide additional liquidity allowing the Company to take advantage of investment opportunities that complement its growth and earnings strategies. At June 30, 2026 and December 31, 2025, the investment securities holdings represented 14.7% and 15.4% of the Company’s total assets, respectively.

The Company’s investment securities portfolio included restricted securities totaling $6.2 million as of June 30, 2026 and December 31, 2025. These securities represent stock in the FRB, the FHLB, CBB Financial Corporation (the holding company for Community Bankers' Bank), and an investment in an SBA loan fund. The level of FRB and FHLB stock that the Company is required to hold is determined in accordance with membership guidelines provided by the Federal Reserve and the FHLB, respectively. Stock ownership in CBB Financial Corporation provides the Company with several benefits that are not available to non-shareholder correspondent banks. None of these restricted securities are traded on the open market and can only be redeemed by the respective issuer.

At June 30, 2026, the unrestricted securities portfolio totaled $234.8 million. The following table summarizes the Company's AFS securities by type as of June 30, 2026, and December 31, 2025 (dollars in thousands):

	June 30, 2026		December 31, 2025
		% of		% of
	Balance	Total	Balance	Total
U.S. Government agencies	$30,857	13.1%	$31,263	12.6%
Mortgage-backed/CMOs	113,732	48.5%	123,505	49.8%
Corporate bonds	5,958	2.5%	7,899	3.2%
Municipal bonds	84,223	35.9%	85,325	34.4%
Total AFS securities	$234,770	100.0%	$247,992	100.0%

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

Loan portfolio

A management objective is to grow loan balances while maintaining the asset quality of the loan portfolio. The Company seeks to achieve this objective by maintaining rigorous underwriting standards coupled with regular evaluation of the creditworthiness of, and the designation of lending limits for, each borrowing relationship. The portfolio strategies include seeking industry, loan size, and loan type diversification to minimize credit exposure and originating loans in markets with which the Company is familiar. The Company's geographical trade area includes localities in Virginia, Maryland, the District of Columbia and West Virginia.

Total loans were $1.2 billion as of June 30, 2026 and December 31, 2025. Loans as a percentage of total assets at June 30, 2026 were 75.3%, compared to 75.0% as of December 31, 2025.

The following table summarizes the Company's loan portfolio by type of loan as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026		December 31, 2025
	Balance	% of Total	Balance	% of Total
Commercial loans	$258,975	21.0%	$265,393	21.4%
Real estate mortgage:
Construction and land	33,111	2.7%	35,000	2.8%
1-4 family residential mortgages	300,768	24.3%	297,589	24.1%
Commercial mortgages	616,641	50.0%	613,443	49.6%
Total real estate mortgage	$950,520	77.0%	$946,032	76.5%
Consumer loans	24,485	2.0%	26,152	2.1%
Total loans	$1,233,980	100.0%	$1,237,577	100.0%

Despite strong loan originations in the first half of 2026, loan balances declined $3.6 million from December 31, 2025 to June 30, 2026. During the first half of 2026, the Company funded $85 million in loans, which was comprised of $64 million in organic loan production and $21 million of purchased government guaranteed loans. Payoffs and normal amortization offset the loans funded during the first half of 2026.

The following table details the Company's levels of non-owner occupied commercial real estate as of June 30, 2026, along with the average loan size and percentage of risk ratings for each category (dollars in thousands):

Loan Type	Balance	# of Loans	% of Total CRE	Average Loan Size	Special Mention	Sub- standard	Nonaccrual
Hotels	$46,695	8	14.14%	$5,837	0.00%	0.00%	0.00%
Office Building	74,946	85	22.70%	$882	3.56%	0.00%	0.00%
Warehouses/Industrial	65,109	31	19.72%	$2,100	0.78%	0.00%	0.00%
Retail	124,201	70	37.61%	$1,774	13.96%	0.57%	0.00%
Day Cares / Schools	10,740	7	3.25%	$1,534	0.00%	0.00%	0.00%
All Other Commercial Buildings	8,518	10	2.58%	$852	0.00%	0.00%	0.00%
Total Non-Owner Occupied CRE	$330,209

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

Nonaccruals - Nonaccrual loans, comprised of fourteen loans to twelve borrowers, totaled $2.1 million at June 30, 2026, compared to $2.2 million reported at December 31, 2025.

Past Due Loans - The Company had loans in its portfolio totaling $3.7 million, and $7.0 million as of June 30, 2026, and December 31, 2025, respectively, that were 90 or more days past due and still accruing interest as the Company deemed them to be collectible. The past due balance as of June 30, 2026 is comprised of four loans totaling $3.6 million which are 100% government-guaranteed, and six student loans totaling $66 thousand.

Troubled Loan Modifications - No loans were modified during the three and six months ended June 30, 2026 or 2025.

Management identifies potential problem loans through its periodic loan review process and considers potential problem loans as those loans classified as special mention, substandard, or doubtful.

Allowance for Credit Losses

The relationship of the ACL to total loans and nonaccrual loans appears below (dollars in thousands):

	June 30, 2026	December 31, 2025
Total loans	$1,233,980	$1,237,577
Nonaccrual loans	$2,099	$2,198
Allowance for credit losses	$8,124	$8,270
Nonaccrual loans to total loans	0.17%	0.18%
ACL to total loans	0.66%	0.67%
ACL to nonaccrual loans	387.04%	376.25%

The ACL on loans as a percentage of loans was 0.66% as of June 30, 2026 and 0.67% as of December 31, 2025, and the fair value mark that was allocated to the acquired loans was $3.9 million as of June 30, 2026 and $4.7 million as of December 31, 2025.

Recoveries of credit losses on loans totaling $144 thousand and $15 thousand were recorded in the six months ended June 30, 2026 and 2025, respectively. The following is a summary of the changes (dollars in thousands):

	2026	2025
Allowance for credit losses, December 31 of prior year	$8,270	$8,455
Charge-offs	(158)	(181)
Recoveries	156	88
Recovery of credit losses	(144)	(15)
Allowance for credit losses, June 30	$8,124	$8,347

For additional insight into management’s approach and methodology in estimating the ACL, please refer to the earlier discussion of “Allowance for Credit Losses” in Note 5 of the Notes to Consolidated Financial Statements.

Management has elected to perform an individual evaluation on all loans in nonaccrual status. As of June 30, 2026 and 2025, after reviewing each loan no specific reserve was deemed necessary.

The $144 thousand provision release from December 31, 2025 to June 30, 2026 was the result of a combination of events. The improved economic forecast in the first quarter of 2026 drove improvement in factors and thus overall lower reserves. During the first quarter, a significant number of construction loans converted to permanent financing into pools with lower reserve rates. Even though second quarter origination activity was brisk, it did not overtake the releases warranted due to the balance decrease. These changes led to the reduction in the ACL on loans as a percentage of loans of 1 bps from 0.67% at December 31, 2025 to 0.66% at June 30, 2026. The provision for unfunded commitments increased by $36 thousand from December 31, 2025 to June 30, 2026 due to a second quarter increase in unfunded commitments.

The balance in government-guaranteed loans, which do not require an ACL, decreased $2.3 million from December 31, 2025 to June 30, 2026, from $227.5 million to $225.2 million.

Management reviews the ACL on a quarterly basis to ensure it is adequate based upon the calculated probable losses inherent in the portfolio. Management believes the ACL was adequately provided for as of June 30, 2026 and acknowledges that the ACL may increase throughout the year as loan growth and economic conditions may change in the foreseeable future.

Premises and equipment

The Company’s premises and equipment, net of depreciation, totaled $11.6 million and $11.7 million as of June 30, 2026 and December 31, 2025, respectively. Depreciation expense is computed by the straight-line method based on the estimated useful lives of assets. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, assets and related accumulated depreciation are removed from the books, and any resulting gain or loss is charged to income.

As of June 30, 2026, the Company occupied thirteen banking facilities throughout Albemarle, Fauquier and Prince William counties and the cities of Charlottesville, Richmond, Manassas and Winchester, Virginia. The Company operates a drive-through location, at 301 East Water Street, Charlottesville, Virginia, which is included in the thirteen.

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

Leases

As of June 30, 2026, the Company has recorded $5.6 million of right-of-use assets and $5.5 million of lease liabilities. As of December 31, 2025, $6.3 million of right-of-use assets and $6.2 million of lease liabilities were included on the balance sheet. Right-of-use assets are assets that represent the Company’s right to use, or control the use of, a specified asset for the lease term, offset by the lease liability, which is the Company’s obligation to make lease payments arising from a lease, measured on a discounted basis. During the second quarter of 2025, the Company extended the ground lease associated with the Pantops headquarters for an additional five-year period. In July 2026, the Company further extended the term of such ground lease. The amended lease has a 20-year term which will begin on November 1, 2026. The extension increases both the right-of-use asset and the lease liability by $5.2 million. This change reflects the present value of additional lease payments over the new term.

Deposits

Deposit accounts represent the Company’s primary source of funds and are comprised of demand deposits, interest-bearing checking, money market, and savings accounts as well as time deposits. These deposits have been provided predominantly by individuals, businesses and charitable organizations in the Commonwealth of Virginia.

Total deposits as of June 30, 2026 were $1.4 billion, a decrease of $22.5 million, or 1.6%, compared to December 31, 2025 (dollars in thousands).

	June 30, 2026		December 31, 2025
		% of		% of
	Balance	Total	Balance	Total
No cost and low cost deposits:
Noninterest demand deposits	$367,348	26.1%	$362,322	25.3%
Interest checking accounts	279,179	19.8%	308,295	21.5%
Money market and savings deposit accounts	481,847	34.2%	469,815	32.9%

Total noninterest and low cost deposit accounts	$1,128,374	80.1%	$1,140,432	79.7%

Time deposit accounts:
Certificates of deposit	270,733	19.2%	285,472	19.9%
CDARS deposits	10,089	0.7%	5,827	0.4%
Total certificates of deposit and other time deposits	$280,822	19.9%	$291,299	20.3%

Total deposit account balances	$1,409,196	100.0%	$1,431,731	100.0%

Noninterest-bearing demand deposits on June 30, 2026 were $367.3 million, representing 26.1% of total deposits. Interest-bearing transaction, money market, and savings accounts totaled $761.0 million, and represented 54.0% of total deposits at June 30, 2026. Collectively, noninterest-bearing and interest-bearing transaction, money market and savings accounts represented 80.1% of total deposit accounts at June 30, 2026. These account types are an excellent source of low-cost funding for the Company.

The Company also offers insured cash sweep deposit products. ICS® deposit balances of $51.3 million and $145.1 million are included in the interest checking accounts and in the money market and savings deposit accounts balances, respectively, in the table above, as of June 30, 2026. As of December 31, 2025, ICS® deposit balances of $60.8 million and $139.6 million are included in the interest checking accounts and in the money market and savings deposit account balances, respectively. All ICS® accounts consist of reciprocal balances for the Company’s customers. The Company currently holds no brokered or specialty certificates of deposit.

The remaining 19.9% of total deposits consisted of certificates of deposit and other time deposit accounts totaling $280.8 million at June 30, 2026, decreasing from $291.3 million as of December 31, 2025. Included in these deposit totals are CDARSTM, whereby depositors can obtain FDIC deposit insurance on account balances of up to $50 million. CDARSTM deposits totaled $10.1 million as of June 30, 2026 and $5.8 million as of December 31, 2025, all of which were reciprocal balances for the Company’s customers.

As of June 30, 2026 and December 31, 2025, the estimated amounts of uninsured deposits were $333.6 million, or 23.7% of total deposits and $392.0 million, or 27.4% of total deposits, respectively.

Borrowings

Borrowings, consisting primarily of FHLB advances, are additional sources of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company's ability to earn a favorable spread on the funds obtained.

As of June 30, 2026, based on the FHLB’s evaluation, the Company has an available credit position of $494.0 million, for which access can be negotiated based on multiple factors. The Company currently has a collateral dependent line of credit with the FHLB for $133.5 million, secured by commercial mortgages, with borrowings of $20.0 million as of June 30, 2026 and December 31, 2025.

Additional borrowing arrangements maintained by the Company include formal unsecured federal funds lines with five major regional correspondent banks for a total of $120.0 million and a secured line with the Federal Reserve discount window in the amount of $3.3 million, based on the market value of the collateral.

Junior Subordinated Debt

In 2006, a subsidiary of Fauquier, Fauquier Statutory Trust II, privately issued $4.0 million face amount of the trust’s Floating Rate Capital Securities in a pooled capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $4.0 million principal amount of Fauquier’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2036. As of June 30, 2026 and December 31, 2025, total capital securities were $3.6 million, as adjusted to fair value as of the date of the Merger. The rate is a spread adjustment of 0.03% plus a margin of 1.70% above the three-month CME Term SOFR.

The Trust II issuance of capital securities and the respective subordinated debentures are callable at any time. The subordinated debentures are an unsecured obligation of the Company and are junior in right of payment to all present and future senior indebtedness of the Company. The capital securities are guaranteed by the Company on a subordinated basis.

Shareholders' equity and regulatory capital ratios

The following table displays the changes in shareholders' equity for the Company from December 31, 2025 to June 30, 2026 (dollars in thousands):

Equity, December 31, 2025	$184,161
Net income	14,268
Other comprehensive loss	(375)
Cash dividends declared	(3,902)
Equity increase due to expensing of stock options	27
Equity increase due to expensing of restricted stock	506
Equity, June 30, 2026	$194,685

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

The Company’s Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios were 20.77%, 20.77%, 21.59%, and 13.38% respectively, as of June 30, 2026, thus exceeding the minimum requirements. The Bank’s Tier 1, common equity Tier 1, total capital to risk-weighted assets, and leverage ratios were 20.52%, 20.52%, 21.35%, and 13.21%, respectively, as of June 30, 2026, also exceeding the minimum requirements.

As of June 30, 2026, the Bank exceeded all of the following minimum capital ratios in order to be considered “well capitalized” under the PCA regulations, as revised: (i) a common equity Tier 1 capital ratio of at least 6.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of at least 8.0%; (iii) a total capital to risk-weighted assets ratio of at least 10.0%; and (iv) a leverage ratio of at least 5.0%.

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

In 2025, the Federal Reserve reduced rates three times with each rate reduction being 25 bps, and the final reduction occurred in December. There were no rate changes in the first half of 2026. While growth is solid, inflation remains above the 2% goal due to supply and energy shocks. At the July 29, 2026 FOMC meeting, where the rates remained unchanged again, the new Federal Reserve Chair Kevin Warsh avoided future guidance on forward rate paths, and focused instead on new task forces to review policy frameworks.

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

Management believes that the use of these non-GAAP measures provides meaningful information about operating performance by enhancing comparability with other financial periods, other financial institutions, and between different sources of interest income. The non-GAAP measures used by management enhance comparability by excluding the effects of (1) balances of intangible assets, including goodwill, that vary significantly between institutions, and (2) tax benefits that are not consistent across different opportunities for investment. These non-GAAP financial measures should not be considered an alternative to, or more important than, GAAP-basis financial statements, and other banks and bank holding companies may define or calculate these or similar measures differently. Net income is discussed in Management’s Discussion and Analysis on a GAAP basis unless noted as “non-GAAP.”

A reconcilement of the non-GAAP financial measures used by the Company to evaluate and measure the Company's performance to the most directly comparable GAAP financial measures is presented below (dollars in thousands, except per share data):

	As of or for the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Fully tax-equivalent measures
Net interest income (GAAP)	$13,748	$12,796	$26,655	$25,090
Fully tax-equivalent adjustment	87	85	172	172
Net interest income (FTE) (non-GAAP)	$13,835	$12,881	$26,827	$25,262

Efficiency ratio (GAAP)	41.8%	61.5%	48.2%	62.2%
Fully tax-equivalent adjustment	-0.2%	-0.3%	-0.3%	-0.4%
Efficiency ratio (FTE) (non-GAAP)	41.6%	61.2%	47.9%	61.8%

Net interest margin (GAAP)	3.63%	3.37%	3.50%	3.32%
Fully tax-equivalent adjustment	0.02%	0.02%	0.02%	0.02%
Net interest margin (FTE) (non-GAAP)	3.65%	3.40%	3.52%	3.34%

Other financial measures
Book value per share (GAAP)	$35.89	$31.67
Impact of intangible assets	(1.84)	(2.04)
Tangible book value per share (non-GAAP)	$34.05	$29.63

Total equity (GAAP)	$194,685	$170,772
Impact of intangible assets	(9,967)	(10,981)
Tangible equity (non-GAAP)	$184,718	$159,791

Net income

Net income for the three months ended June 30, 2026 was $9.0 million, a $4.8 million increase compared to $4.2 million reported for the three months ended June 30, 2025. Net income per diluted share was $1.65 for the three months ended June 30, 2026 compared to $0.78 per diluted share for the same period in the prior year.

Net income for the six months ended June 30, 2026 was $14.3 million, compared to $8.7 million for the six months ended June 30, 2025. Net income per diluted share was $2.62 for the six months ended June 30, 2026, compared to $1.61 for the six months ended June 30, 2025.

The increase in net income in 2026 is primarily the result of the increase in noninterest income, continued decreases in the cost of funds and increases in earning asset yields despite some contraction in loan balances, along with decreases in noninterest expense, particularly in net occupancy, data processing and other expenses. The gain from the sale of the Bearing limited partnership investment augmented noninterest income.

Net interest income

Net interest margin (FTE) is the ratio of net interest income (FTE) to average earning assets for the period. The level of interest rates, together with the volume and mix of earning assets and interest-bearing liabilities, impact net interest income (FTE) and net interest margin (FTE).

Quarterly overview - Net interest income (FTE) for the three months ended June 30, 2026 was $13.8 million, a $954 thousand increase compared to net interest income (FTE) of $12.9 million for the three months ended June 30, 2025. The net interest margin (FTE) of 3.65% for the three months ended June 30, 2026 was 25 bps higher than the 3.40% realized during the three months ended June 30, 2025. Interest expense decreased by $590 thousand, positively impacting net interest income (FTE) and net interest margin (FTE), compared to the same period in the prior year. Overall, the cost of interest-bearing deposits decreased 11 bps period over period, from 2.23% to 2.12%. A $3.3 million decrease in average balances of time deposit products contributed to the reduced interest expense during the three months ended June 30, 2026 compared to 2025. Average loan balances of $1.2 billion for the three months ended June 30, 2025 were flat compared to average loan balances for the three months ended June 30, 2026. Earning assets were negatively impacted by the decrease in the average balances of securities, decreasing from $266.9 million in the three months ended June 30, 2025 to $243.9 million in the three months ended June 30, 2026; however, an increase of $25.9 million in Federal funds sold during the same periods helped to offset the decreased securities balances. The primary contributor to the margin improvement was decreased funding costs with a $590 thousand expense reduction due to the control of interest rates paid and decreased borrowings.

Year-to-date overview - Net interest income (FTE) for the six months ended June 30, 2026 was $26.8 million, a $1.6 million increase compared to net interest income (FTE) for the six months ended June 30, 2025. The net interest margin (FTE) of 3.52% was 18 bps higher than the 3.34% realized during the six months ended June 30, 2025. Interest expense decreased by $1.3 million, positively impacting net interest income (FTE) and net interest margin (FTE), compared to the same period in the prior year. Overall, the cost of interest-bearing deposits decreased 15 bps period over period, from 230 bps to 215 bps. A $9.0 million decrease in average balances of time deposit products contributed to a lower interest expense in 2026. Average loan balances of $1.2 billion for the six months ended June 30, 2026 were flat compared to average loan balances for the six months ended June 30, 2025. Earning assets were negatively impacted by the decrease in the average balances of securities, decreasing from $269.2 million in the six months ended June 30, 2025 to $248.8 million in the six months ended June 30, 2026. There was an increase in Federal funds sold of $31.8 million which helped offset the decrease in securities.

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

Consolidated Average Balance Sheet and Analysis of Net Interest Income

	For the Three Months Ended
	June 30, 2026			June 30, 2025			Change in Interest Income/ Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to [4] :		Total
	Balance	Income/	Yield/	Balance	Income/	Yield/	Volume	Rate	Increase/
		Expense	Cost [5]		Expense	Cost [5]			(Decrease)
ASSETS
Interest Earning Assets:
Securities:
Taxable Securities	$179,586	$1,149	2.56%	$201,507	$1,374	2.73%	$(144)	$(81)	$(225)
Tax Exempt Securities [1]	64,347	413	2.57%	65,347	408	2.50%	(6)	11	5
Total Securities [1]	243,933	1,562	2.56%	266,854	1,782	2.67%	(150)	(70)	(220)
Loans, net of deferred fees and costs	1,235,696	17,688	5.74%	1,240,563	17,330	5.60%	(68)	426	358
Federal funds sold	31,554	288	3.66%	5,698	64	4.51%	238	(14)	224
Other interest-bearing deposits	9,147	47	2.06%	8,230	45	2.19%	5	(3)	2
Total Earning Assets	1,520,330	19,585	5.17%	1,521,345	19,221	5.07%	25	339	364
Less: Allowance for Credit Losses	(7,996)			(8,338)
Total Non-Earning Assets	97,395			102,550
Total Assets	$1,609,729			$1,615,557

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$265,742	$67	0.10%	$268,728	$67	0.10%	$(1)	$1	-
Money Market and Savings Deposits	489,059	2,940	2.41%	464,058	2,927	2.53%	154	(141)	13
Time Deposits	283,277	2,478	3.51%	286,555	2,670	3.74%	(30)	(162)	(192)
Total Interest-Bearing Deposits	1,038,078	5,485	2.12%	1,019,341	5,664	2.23%	123	(302)	(179)
Federal funds purchased	-	-	0.00%	1,472	18	4.90%	(18)	-	(18)
Borrowings	20,000	194	3.89%	49,275	582	4.74%	(298)	(90)	(388)
Junior subordinated debt	3,570	71	7.98%	3,523	76	8.65%	1	(6)	(5)
Total Interest-Bearing Liabilities	1,061,648	5,750	2.17%	1,073,611	6,340	2.37%	(192)	(398)	(590)
Noninterest-Bearing Liabilities:
Demand deposits	344,699			364,033
Other liabilities	11,299			8,790
Total Liabilities	1,417,646			1,446,434
Shareholders' Equity	192,083			169,123
Total Liabilities & Shareholders' Equity	$1,609,729			$1,615,557
Net Interest Income (FTE)		$13,835			$12,881		$217	$737	$954
Interest Rate Spread [2]			3.00%			2.70%
Cost of Funds			1.64%			1.77%
Interest Expense as a Percentage of Average Earning Assets			1.52%			1.67%
Net Interest Margin (FTE) [3]			3.65%			3.40%

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
(5)
Ratio is computed on an annualized basis.

Consolidated Average Balance Sheet and Analysis of Net Interest Income

	For the Six Months Ended
	June 30, 2026			June 30, 2025			Change in Interest Income/ Expense
	Average	Interest	Average	Average	Interest	Average	Change Due to [4] :		Total
	Balance	Income/	Yield/	Balance	Income/	Yield/	Volume	Rate	Increase/
		Expense	Cost [5]		Expense	Cost [5]			(Decrease)
ASSETS
Interest Earning Assets:
Securities:
Taxable Securities	$184,352	$2,342	2.54%	$203,584	$2,798	2.75%	$(253)	$(203)	$(456)
Tax Exempt Securities [1]	64,411	820	2.55%	65,572	818	2.49%	(15)	17	2
Total Securities [1]	248,763	3,162	2.54%	269,156	3,616	2.69%	(268)	(186)	(454)
Loans, net of deferred fees and costs	1,234,592	34,521	5.64%	1,237,061	34,363	5.60%	(69)	227	158
Federal funds sold	43,046	782	3.66%	11,256	248	4.44%	585	(51)	534
Other interest-bearing deposits	8,696	82	1.90%	8,041	87	2.18%	7	(12)	(5)
Total Earning Assets	1,535,097	38,547	5.06%	1,525,514	38,314	5.06%	255	(22)	233
Less: Allowance for Credit Losses	(8,135)			(8,416)
Total Non-Earning Assets	98,624			105,321
Total Assets	$1,625,586			$1,622,419

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Interest Bearing Deposits:
Interest Checking	$275,134	$137	0.10%	$271,736	$136	0.10%	$2	$(1)	$1
Money Market and Savings Deposits	488,403	5,993	2.47%	464,231	5,930	2.58%	302	(239)	63
Time Deposits	287,339	5,063	3.55%	296,388	5,724	3.89%	(171)	(490)	(661)
Total Interest-Bearing Deposits	1,050,876	11,193	2.15%	1,032,355	11,790	2.30%	133	(730)	(597)
Federal funds purchased	-	-	0.00%	1,017	25	4.96%	(12)	(13)	(25)
Borrowings	20,000	386	3.89%	46,038	1,091	4.78%	(531)	(174)	(705)
Junior subordinated debt	3,564	141	7.98%	3,517	146	8.37%	2	(7)	(5)
Total Interest-Bearing Liabilities	1,074,440	11,720	2.20%	1,082,927	13,052	2.43%	(408)	(924)	(1,332)
Non-Interest-Bearing Liabilities:
Demand deposits	349,925			363,198
Other liabilities	11,125			9,328
Total Liabilities	1,435,490			1,455,453
Shareholders' Equity	190,096			166,966
Total Liabilities & Shareholders' Equity	$1,625,586			$1,622,419
Net Interest Income (FTE)		$26,827			$25,262		$663	$902	$1,565
Interest Rate Spread [2]			2.86%			2.63%
Cost of Funds			1.66%			1.82%
Interest Expense as a Percentage of Average Earning Assets			1.54%			1.73%
Net Interest Margin (FTE) [3]			3.52%			3.34%

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

Provision for credit losses

A provision for credit losses of $231 thousand was recognized during the three months ended June 30, 2026 compared to $3 thousand recognized during the three months ended June 30, 2025. For the six months ended June 30, 2026 and 2025 there were recoveries of $105 thousand and $157 thousand, respectively. The provision recognized in the three months ended June 30, 2026 was due to construction and multifamily project loans originated which drove increases in the ACL as those pools require higher reserves. The fluctuation of loan balances with a net reduction of outstanding balances from December 31, 2025 to June 30, 2026 contributed to the release. In addition, the migration of loans that were refinanced into pools requiring lower reserves contributed to the release.

Further discussion of management’s assessment of the ACL is provided earlier in the report and in Note 5 – Allowance for Credit Losses, found in the Notes to the Consolidated Financial Statements. In management’s opinion, the ACL was adequately provided for at June 30, 2026. The ACL calculation, provision for credit losses, asset quality and collateral values may be significantly impacted by deterioration in economic conditions. Should economic conditions worsen, we could experience increases in our required ACL and record additional provision for credit loss exposure.

Noninterest income

The components of noninterest income are shown below (dollars in thousands):

	For the Three Months Ended		Variance
	June 30, 2026	June 30, 2025	$	%
Noninterest income:
Wealth management fees	$214	$206	$8	3.9%
Deposit account fees	359	293	66	22.5%
Debit/credit card and ATM fees	245	355	(110)	-31.0%
Bank owned life insurance income	332	307	25	8.1%
Gain on sale of limited partnership investment [1]	4,662	-	4,662	N/A
Other	220	150	70	46.7%
Total noninterest income	$6,032	$1,311	$4,721	360.1%
(1)
Percentage change is not reported when the baseline (prior period) is zero, as the percentage change is mathematically undefined.

Noninterest income for the three months ended June 30, 2026 of $6.0 million was $4.7 million or 360.1% more than the amount recorded for the three months ended June 30, 2025, due primarily to the gain on the sale of limited partnership investment. The sale of the Company's interest in the investment in Bearing Insurance Group, LLC, a full service insurance agency owned by multiple banks throughout Virginia, was completed on May 1, 2026.

	For the Six Months Ended		Variance
	June 30, 2026	June 30, 2025	$	%
Noninterest income:
Wealth management fees	$434	$435	$(1)	-0.2%
Deposit account fees	725	600	125	20.8%
Debit/credit card and ATM fees	496	725	(229)	-31.6%
Bank owned life insurance income	651	600	51	8.5%
Gains on sale of assets, net	5	278	(273)	-98.2%
Gain on sale of limited partnership investment [1]	4,662	-	4,662	N/A
Other	548	433	115	26.6%
Total noninterest income	$7,521	$3,071	$4,450	144.9%
(1)
Percentage change is not reported when the baseline (prior period) is zero, as the percentage change is mathematically undefined.

Noninterest income for the six months ended June 30, 2026 of $7.5 million was $4.5 million or 144.9% more than the amount recorded for the six months ended June 30, 2025, due primarily to the gain on sale of the limited partnership investment, as discussed above.

Noninterest expense

The components of noninterest expense are shown below (dollars in thousands):

	For the Three Months Ended		Variance
	June 30, 2026	June 30, 2025	$	%
Noninterest expense:
Salaries and employee benefits	$4,027	$3,863	$164	4.2%
Net occupancy	720	889	(169)	-19.0%
Equipment	212	202	10	5.0%
Bank franchise tax	468	489	(21)	-4.3%
Computer software	214	266	(52)	-19.5%
Data processing	609	732	(123)	-16.8%
FDIC deposit insurance assessment	187	145	42	29.0%
Marketing, advertising and promotion	254	179	75	41.9%
Professional fees	333	331	2	0.6%
Core deposit intangible amortization	236	284	(48)	-16.9%
Other	1,009	1,301	(292)	-22.4%
Total noninterest expense	$8,269	$8,681	$(412)	-4.7%

Noninterest expense for the quarter ended June 30, 2026 of $8.3 million was $412 thousand or 4.7% less than the quarter ended June 30, 2025. This decrease is primarily due to lower data processing costs resulting from the contract renewal negotiations which occurred in the fourth quarter of 2025, reduction of depreciation expenses on fully-depreciated assets and a reduction in other expenses (which includes legal fees) incurred in the most recent quarter compared to the same quarter of 2025.

The components of noninterest expense for the six months ended June 30, 2026 and 2025 are shown below (dollars in thousands):

	For the Six Months Ended		Variance
	June 30, 2026	June 30, 2025	$	%
Noninterest expense:
Salaries and employee benefits	$8,026	$7,799	$227	2.9%
Net occupancy	1,499	1,905	(406)	-21.3%
Equipment	398	388	10	2.6%
Bank franchise tax	936	828	108	13.0%
Computer software	428	522	(94)	-18.0%
Data processing	1,159	1,467	(308)	-21.0%
FDIC deposit insurance assessment	362	290	72	24.8%
Marketing, advertising and promotion	521	433	88	20.3%
Professional fees	681	587	94	16.0%
Core deposit intangible amortization	483	579	(96)	-16.6%
Other	1,975	2,707	(732)	-27.0%
Total noninterest expense	$16,468	$17,505	$(1,037)	-5.9%

Noninterest expense for the six months ended June 30, 2026 of $16.5 million was $1.0 million or 5.9% less than the six months ended June 30, 2025. This decrease is primarily due to the same factors discussed above.

Efficiency Ratio

The efficiency ratio (FTE) was 41.6% for the three months ended June 30, 2026 compared to 61.2% for the same quarter of 2025, primarily due to a one time gain on sale of limited partner investment. The efficiency ratio (FTE) of 47.9% for the six months ended June 30, 2026 improved from 61.8% realized in the six months ended June 30, 2025, as all the components of the ratio improved for both the quarter to date and year to date periods of 2026 compared to 2025. Refer to the Reconcilement of Non-GAAP Measures table within the Non-GAAP presentations section for a reconcilement of GAAP to Non-GAAP efficiency ratio.

Provision for Income Taxes

For the three months ended June 30, 2026 and 2025, the Company provided $2.3 million and $1.2 million for Federal income taxes, respectively, resulting in effective income tax rates of 20.1% and 21.9%, respectively. For the six months ended June 30, 2026 and 2025, the Company provided $3.5 million and $2.1 million for Federal income taxes, respectively, resulting in effective tax rates of 19.9% and 19.3%, respectively. For each period, the effective income tax rate differed from the U.S. statutory rate of 21% due to the changes in pretax earnings, low-income housing tax credits and the levels of permanent tax differences.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

During the quarter ended June 30, 2026, there have been no material changes from the risk factors described in the Company’s Form 10-K for the year ended December 31, 2025. The risks described may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that are currently considered not to be material also may materially adversely affect our business, financial condition and/or operating results.

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

None

(c) Rule 10b5-1 Trading arrangements

During the three months ended June 30, 2026 none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Exchange Act of 1934).

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1	302 Certification of Principal Executive Officer

31.2	302 Certification of Principal Financial Officer

32.1	906 Certification

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline eXtensible Business Reporting Language, pursuant to Rule 405 of Regulation S-T (1): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Shareholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA NATIONAL BANKSHARES CORPORATION
(Registrant)

/s/ Glenn W. Rust
Glenn W. Rust
President and Chief Executive Officer (principal executive officer)

Date:	August 13, 2026

/s/ Cathy W. Liles
Cathy W. Liles
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)
Date:	August 13, 2026